Form 10QSB
period 1995-03-31
AMERICAN BODY ARMOR & EQUIPMENT INC
filed 1995-05-15
CIK 845752

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

    (Mark One)
    /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended  March 31, 1995

    /_/  Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from                    to

    Commission file number  0-18863

                      American Body Armor & Equipment, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Florida                                         59-2044869
    (State or Other Jurisdiction of                     (I.R.S. Employer ID #)
    Incorporation or Organization)

                      85 Nassau Place, Yulee, Florida  32097
                     (Address of Principal Executive Offices)


                                  (904)261-4035
                 (Issuer's Telephone Number, Including Area Code)


               (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

    Check whether the issuer: (1) filed all reports required to be filed by
    Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X          No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                       Yes     X          No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: $.03 par value Common Stock - 4,697,255 / $1.00 stated value Preferred Stock - 1,457,143

  Transitional Small Business Disclosure Format
  (Check one):

   Yes  _____       No  X

                                    PART I


  Item 1.   Financial Statements


            AMERICAN BODY ARMOR & EQUIPMENT, INC.

  Three Months Ended March 31, 1995 and 1994

  The accompanying condensed financial statements of the Company are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results as of March 31, 1995 and for the three month periods ended March 31, 1995 and March 31, 1994.

  Moreover, these condensed financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

  The results reflected for the three month period ended March 31, 1995 are not necessarily indicative of the results for the entire year to end on December 31, 1995.

  AMERICAN BODY ARMOR & EQUIPMENT, INC.

  BALANCE SHEET (UNAUDITED)

                                                      March 31,
    ASSETS                                              1995

    CURRENT ASSETS:
      Cash and cash equivalents                      $    95,854
      Accounts receivable, net of allowance for
       doubtful accounts of $95,322                    1,528,104
      Inventories
                                                       1,047,632
      Prepaid expenses and other current assets           84,651
                                                       ---------
        Total current assets                           2,756,241

    PROPERTY, PLANT AND EQUIPMENT, net                   520,963

    REORGANIZATION VALUE IN EXCESS
     OF AMOUNTS ALLOCABLE TO IDENTIFIABLE
     ASSETS, net                                       3,814,574

    OTHER ASSETS                                          61,883
                                                      ----------
    TOTAL ASSETS                                      $7,153,661
                                                       =========
    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
     Short term borrowings and current
       portion of long-term debt                      $1,302,018
     Accounts payable, accrued expenses
      and other current liabilities                    1,254,797
                                                       ---------
        Total current liabilities                      2,556,815

    LONG-TERM DEBT AND CAPITALIZED
     LEASE OBLIGATION, less current portion               58,366
                                                      ----------
        Total liabilities                              2,615,181

    STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $1
      stated value, 1,700,000 shares
      authorized, 1,457,143 issued and
      outstanding                                    1,457,143
     Common stock, $.03 par value,
      15,000,000 shares authorized;
      4,697,255 shares issued and

    outstanding                                        140,918
   Additional paid-in capital                        2,318,890
   Retained earnings                                   621,529
                                                    ----------
      Total stockholders' equity                     4,538,480
                                                     ---------
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                             $7,153,661
                                                    ==========


                  See notes to condensed financial statements

  AMERICAN BODY ARMOR & EQUIPMENT, INC.

  INCOME STATEMENTS
  FOR THE THREE MONTHS ENDED


                                           March 31,           March 31,
                                             1995                 1994
                                         (unaudited)         (unaudited)

  NET SALES                              $2,537,152           $2,639,978

  COST AND EXPENSES:
  Cost of sales                           1,586,335            1,784,310
  Selling, general and
   administrative expenses                  707,308              654,002
  Interest expense, net                      59,983               45,218
                                        -----------           ----------

  INCOME BEFORE INCOME TAXES                183,526              156,448

  INCOME TAXES                               72,000               61,000
                                          ---------           ----------
  NET INCOME                             $  111,526          $    95,448
                                          =========            =========

                  See notes to condensed financial statements

  AMERICAN BODY ARMOR & EQUIPMENT, INC.

    STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED

                                           March 31,
                                                                March 31,
                                              1995                1994
                                          (unaudited)          (unaudited)

    CASH FLOWS FROM OPERATING
     ACTIVITIES:

    Net income                               $111,526            $  95,448
    Adjustments to reconcile net
     income to cash used in operating
     activities:
        Depreciation                           29,798               32,641
        Deferred income taxes                  72,000               61,000
        Decrease (increase) in
          accounts receivable                  46,886             (561,560)
        Decrease (increase) in
          inventories                          (5,227)              19,226
        Decrease (increase) in
          prepaid expenses and
          other assets                          1,830              (24,038)
        Increase (decrease) in accounts
          payable, accrued liabilities
          and other current liabilities       (46,411)             269,140
                                            ---------            ---------
        Net cash provided by (used in)
          operating activities                210,402             (108,143)
                                            ---------            ---------
    CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                    (47,826)              (7,254)

    CASH FLOWS FROM FINANCING ACTIVITIES:

      Net (decrease) increase in Bank
          line of credit & payments of
          long-term debt                     (381,953)             101,912
                                            ---------            ---------
    NET DECREASE IN CASH AND CASH
      EQUIVALENTS                            (219,377)             (13,485)

    CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                      315,231               20,093
                                            ---------            ---------

  CASH AND CASH EQUIVALENTS,
   END OF PERIOD                          $    95,854          $     6,608
                                            =========           ==========


                  See notes to condensed financial statements

  AMERICAN BODY ARMOR & EQUIPMENT, INC.

  NOTES TO CONDENSED FINANCIAL STATEMENTS
  March 31, 1995


  Basis of Presentation

  The accompanying condensed financial statements are unaudited for the periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results as of March 31, 1995 and for the three month periods ended March 31, 1995 and March 31, 1994. Moreover, these condensed financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

  The results reflected for the three month period ended March 31, 1995 are not necessarily indicative of the results for the entire year to end on December 31, 1995.


  Subsequent Event

  On March 28, 1995 the Company declared a 3% semi-annual dividend on its $1 Stated Value Preferred Stock. This dividend is payable to holders of record on March 31, 1995 and is payable on April 3, 1995. The total amount of such dividend was $21,857.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


    The following discussion should be read in conjunction with the financial statements and notes thereto included herein and the financial statements and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.


    Results of Operations

    Three Months Ended March 31,1995 Compared to Three Months Ended March 31,
    1994

    Sales for the three months ended March 31, 1995, were $2,537,152, representing a decrease of $102,825 compared to the same period in 1994. Domestic law enforcement sales increased by 22% while U.S. Government agency sales decreased. In addition, International law enforcement and military sales increased by over 124%. While it is quite usual for the mix of Domestic versus International sales to change from quarter to quarter, the primary cause for the increase in International sales relates to one large order. The increase in Domestic law enforcement sales results from the Company's efforts to continue to expand its Domestic distribution network. U.S. Government agency sales were negatively impacted by reduced sales on a multi year supply contract for a large government agency. These reduced sales are due, in large part, to a recent change in personnel at the government agency. The Company expects the U.S. Government agency sales to increase in the latter part of the second quarter and also in the third quarter.

    Gross profit on sales for 1995 increased by $95,000 compared to the prior year, primarily due to a decrease in the cost of sales in the first quarter, compared to the prior year, of $197,976. The gross profit margin (sales less manufacturing costs for materials, labor and overhead as a percent of total sales) increased to 37.4% for the 1995 period from 32.4% in 1994. This large increase in gross profit margin reflects a change in the mix of sales between the periods and positive manufacturing variances (better utilization of labor and materials). For the full year of 1994, the gross profit margin was 31.8%.

    Selling, General and Administrative Expenses for the 1995 period were $707,308 (27.9% of sales) compared to $654,002 (24.8% of sales) in the
    1994 period. The increase in actual dollar amount of selling, general and administrative expenses between the periods, amounted to $53,306 or 8% and consisted primarily of increased research and development expenses.

    Interest expense of $59,983 for the 1995 period is almost $15,000 higher than the prior year period. The increase is primarily a result of higher interest rates and payments related to the confirmation of the Company's Bankruptcy reorganization.

  Income tax expense for the three month period ended March 31, 1995 represents a deferred tax expense amounting to 39% of pre-tax income.
  This tax rate reflects the statutory rate plus state taxes. The Company's operating loss carry forward, amounting to approximately $5 million, results in no taxes being currently payable. The entire amount of income tax expense for the period reduces the Company's deferred tax asset and related valuation reserve resulting in a reduction in the intangible asset "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets".

  For the first quarter of 1995, pre tax income and net income amounted to $183,526 and $111,526 respectively compared to $156,448 and $95,448 for the 1994 period. This change reflects the increase in gross profit margin between the periods, as discussed above, being partially offset by the increase in selling, general and administrative expenses in relation to sales and higher interest costs.

  Financial Condition

  The Company's backlog of open orders amounted to approximately $1,304,000 at May 5, 1995 compared to $1,205,000 at December 31, 1994 and $2,450,000 at May 6, 1994. Management believes that a backlog of approximately four weeks production provides reasonable production scheduling without causing unacceptable delivery delays for customers.

  As of March 31, 1995, the interest rate on the outstanding loans was the Banks Reference Rate plus 2.0% (11%). The Financing Agreement expires on June 30, 1996. As of March 31, 1995, the Company was indebted to LaSalle Business Credit, Inc. ("LaSalle") in the aggregate amount of $1,287,351, and had additional availability from which to borrow in the amount of $343,097 compared to $1,668,061 and $295,377 respectively, at December 31, 1994. As collateral for this loan, LaSalle holds a security interest in virtually all of the assets of the Company.

  As of March 31, 1995 the Company had working capital of $199,426 which reflects continued improvement from the December 31, 1994 working capital amounts of $40,332. This improvement reflects the Company's continued profitability and the impact of regaining vendor credit for material purchases.

  The Company anticipates that continuing profitable operations and utilization of its line of credit borrowing capacity and vendor credit will enable the Company to meet its liquidity and working capital requirements during the next year. Such requirements include generating sufficient cash to make payments required under the Plan of Reorganization and to pay dividends on and meet the intended redemption schedule on the outstanding Preferred Stock.

                                     PART II

    Item 1.   Legal Proceedings

    No reportable events during the quarter. Reference is provided to the information contained in Item 3 of the Company's Annual Report on Form 10-KSB for the period ended December 31, 1994.

    Item 2.   Changes in Securities

         None

    Item 3.   Defaults Upon Senior Securities

         None

    Item 4.   Submission of Matters to a Vote of Security Holders

         None

    Item 5.   Other Items

         None

    Item 6.   Exhibits & Reports on Form 8-K

         a.   Exhibits:

              (27)      Financial Data Schedule

         b. The Company filed no reports on Form 8-K during the quarter ended March 31, 1995.

                                    SIGNATURES

  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           AMERICAN BODY ARMOR & EQUIPMENT, INC.

                           May 12, 1995



                             /s/ Jonathan M. Spiller
                           Jonathan M. Spiller
                           President and Chief Executive Officer






                             /s/ Carol T. Burke
                           Carol T. Burke
                           Controller

                                 EXHIBIT INDEX



  Exhibit No.         Description

       (27)      Financial Data Schedule