Form 10QSB
period 1995-07-01
AMERICAN BODY ARMOR & EQUIPMENT INC
filed 1995-08-15
CIK 845752

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

   (Mark One)
   /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended July 1, 1995

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

                                 (904) 261-4035
                (Issuer's Telephone Number, Including Area Code)


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


   Item 1.   Financial Statements


             AMERICAN BODY ARMOR & EQUIPMENT, INC.

   Three and Six Month Periods Ended July 1, 1995 and June 30, 1994

   The accompanying condensed financial statements of the Company are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results as of July 1, 1995 and for the three and six month periods ended July 1, 1995 and June 30, 1994.

   Moreover, these condensed financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

   The results reflected for the three and six month periods ended July 1, 1995 are not necessarily indicative of the results for the entire year to end on December 31, 1995.

   AMERICAN BODY ARMOR & EQUIPMENT, INC.

   BALANCE SHEET (UNAUDITED)

                                                           July 1,
   ASSETS                                                    1995

   CURRENT ASSETS:
     Cash and cash equivalents                         $    94,604
     Accounts receivable, net of allowance for
      doubtful accounts of $96,239                       1,710,534
     Inventories                                         1,149,699
     Prepaid expenses and other current assets             164,585
                                                         ---------
       Total current assets                              3,119,422

   PROPERTY, PLANT AND EQUIPMENT, net                      488,645

   REORGANIZATION VALUE IN EXCESS
    OF AMOUNTS ALLOCABLE TO IDENTIFIABLE
    ASSETS, net                                          3,732,574

   OTHER ASSETS                                             70,989
                                                         ---------
   TOTAL ASSETS                                         $7,411,630
                                                         =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
    Short term borrowings and current portion
     of long-term debt                                  $1,508,071
    Accounts payable, accrued expenses
     and other current liabilities                       1,212,403
                                                         ---------
       Total current liabilities                         2,720,474

   LONG-TERM DEBT AND CAPITALIZED
    LEASE OBLIGATION, less current portion                  46,620
                                                         ---------
       Total liabilities                                 2,767,094

   STOCKHOLDERS' EQUITY:
    Convertible preferred stock, $1
     stated value, 1,700,000 shares
     authorized, 1,457,143 issued
     and outstanding                                     1,457,143

    Common stock, $.03 par value,
     15,000,000 shares authorized;
     4,697,255 shares issued and
     outstanding                                           140,918
    Additional paid-in capital                           2,318,890
    Retained earnings                                      727,585
                                                        ----------
       Total stockholders' equity                        4,644,536
                                                         ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $7,411,630
                                                         =========


                   See notes to condensed financial statements

   AMERICAN BODY ARMOR & EQUIPMENT, INC.

   INCOME STATEMENTS
   FOR THE THREE MONTHS ENDED


                                           July 1, 1995        June 30, 1994
                                           (unaudited)         (unaudited)

   NET SALES                                 $2,938,982          $3,229,859

   COST AND EXPENSES:
   Cost of sales                              1,850,087           2,287,300
   Selling, general and administrative
    expenses                                    809,483             706,595
   Interest expense, net                         69,694              52,433
                                               --------            --------
   INCOME BEFORE INCOME TAXES                   209,718             183,531

   INCOME TAXES                                  82,000              70,000
                                               --------            --------
   NET INCOME                                $  127,718         $   113,531
                                               ========            ========




                   See notes to condensed financial statements

   AMERICAN BODY ARMOR & EQUIPMENT, INC.

   INCOME STATEMENTS
   FOR THE SIX MONTHS ENDED

                                           July 1, 1995        June 30, 1994
                                           (unaudited)         (unaudited)


   NET SALES                                $5,476,134          $5,869,838

   COST AND EXPENSES:
   Cost of sales                             3,436,422           4,071,610
   Selling, general and
    administrative expenses                  1,516,791           1,360,597
   Interest expense, net                       129,677              97,651
                                             ---------          ----------

   INCOME BEFORE INCOME TAXES                  393,244             339,980

   INCOME TAXES                                154,000             131,000
                                             ---------           ---------
   NET INCOME                                $ 239,244           $ 208,980
                                              ========            ========


                   See notes to condensed financial statements

   AMERICAN BODY ARMOR & EQUIPMENT, INC.

   STATEMENTS OF CASH FLOWS
   FOR THE SIX MONTHS ENDED

                                             July 1,           June 30,
                                               1995              1994
                                             (unaudited)       (unaudited)

   CASH FLOWS FROM OPERATING
    ACTIVITIES:

   Net income                               $239,244           $   208,980
   Adjustments to reconcile net
    income to cash provided by
    (used in) operating activities:
       Depreciation                           65,909                54,798
       Deferred income taxes                 154,000               131,000
       Increase in accounts receivable      (135,544)           (1,080,552)
       Increase in inventories              (107,294)             (283,765)
       Increase in prepaid expenses
         and other assets                    (87,210)              (19,169)
       (Decrease) increase in accounts
         payable, accrued liabilities
         and other current liabilities       (88,805)              562,953
                                            ---------            ---------
       Net cash provided by (used in)
        operating activities                  40,300              (425,755)
                                            --------             ---------
   CASH FLOWS FROM
    INVESTING ACTIVITIES:
     Capital expenditures                    (51,619)              (32,704)

   CASH FLOWS FROM FINANCING
    ACTIVITIES:

     Preferred stock dividends               (21,662)               ---
     Net (decrease) increase in
       Bank line of credit &
       payments of long-term debt           (187,646)              446,794
                                           ---------             ---------
   NET DECREASE IN CASH AND CASH
     EQUIVALENTS                            (220,627)              (11,665)

   CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                      315,231                20,093
                                          ----------            ----------
   CASH AND CASH EQUIVALENTS,
    END OF PERIOD                        $    94,604           $     8,428
                                          ==========            ==========



                   See notes to condensed financial statements

   AMERICAN BODY ARMOR & EQUIPMENT, INC.

   NOTES TO CONDENSED FINANCIAL STATEMENTS
   July 1, 1995

   Basis of Presentation

   The accompanying condensed financial statements are unaudited for the periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results as of July 1, 1995 and for the three and six month periods ended July 1, 1995 and June 30, 1994. Moreover, these condensed financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

   The results reflected for the three and six month periods ended July 1, 1995 are not necessarily indicative of the results for the entire year to end on December 31, 1995.

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


   Results of Operations

   Three Months Ended July 1,1995 Compared to Three Months Ended June 30,
   1994

   Sales for the three months ended July 1, 1995, were $2,938,982, representing a decrease of $290,877 compared to the same period in 1994. Domestic law enforcement sales increased by 116% while International law enforcement and military sales decreased by over 70%. While it is quite usual for the mix of Domestic versus International sales to change from quarter to quarter, the primary cause for the decrease in International sales relates to two large orders realized last year. The increase in Domestic law enforcement sales results from the Company's efforts to continue to expand its Domestic distribution network coupled with the fact that the Company expended its efforts more on International business during the second quarter of 1994 than in 1995. U.S. Government agency sales continue to be negatively impacted by reduced sales on a multi year supply contract for a large government agency, however, these sales increased over 100% in the second quarter of 1995. The Company expects the U.S. Government agency sales to continue to increase in the third quarter.

   Gross profit on sales for 1995 increased by $146,335 compared to the prior year, primarily due to a decrease in the cost of sales in the second quarter, compared to the prior year, of $437,213. The gross profit margin (sales less manufacturing costs for materials, labor and overhead as a percent of total sales) increased to 37% for the 1995 period from 29.2% in 1994. This large increase in gross profit margin reflects a change in the mix of sales between the periods (two large International orders last year at below normal gross margins) and positive manufacturing variances (better utilization of labor and materials). For the full year of 1994, the gross profit margin was 31.8%.

   Selling, General and Administrative Expenses for the 1995 period were $809,483 compared to $706,595 in the 1994 period. The increase in actual dollar amount of selling, general and administrative expenses between the periods, amounted to $102,888 or 15%. This increase is equally the result of three main activities: 1) increased research and development expenses,
   2) increased commissions due to increased domestic sales and 3) accruals for employee stock grants recorded this quarter.

   Interest expense of $69,694 for the 1995 period is almost $17,000 higher than the prior year period. The increase is primarily a result of higher interest rates and payments related to the confirmation of the Company's Bankruptcy reorganization.

   Income tax expense for the three month period ended July 1, 1995 represents a deferred tax expense amounting to 39% of pre-tax income.
   This tax rate reflects the statutory rate plus state taxes. The Company's operating loss carry forward, amounting to approximately $5 million, results in no taxes being currently payable. The entire amount of income tax expense for the period reduces the Company's deferred tax asset and related valuation reserve resulting in a reduction in the intangible asset "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets".

   For the second quarter of 1995, pre tax income and net income amounted to $209,718 and $127,718, respectively, compared to $183,531 and $113,531 for the 1994 period. This change reflects the increase in gross profit margin between the periods, as discussed above, being partially offset by the increase in selling, general and administrative expenses and interest expense.

   Six Months Ended July 1, 1995 Compared to Six Months Ended June 30, 1994

   Sales for the six months ended July 1, 1995 were $5,476,134 representing a decrease of $393,704 compared to the same period in 1994. The decrease results primarily from the decrease in International sales as discussed previously. Domestic law enforcement sales are up 58% over last year while Government and International sales are down 62% and 53%, respectively.

   Although the Company had a decrease in sales volume between the periods, gross profit increased by $241,484. The gross profit margin (sales less manufacturing costs for materials, labor and overhead as a percent of total sales) increased to 37.2% for the 1995 period from 30.6% in 1994. This increase in gross profit margin reflects a change in the mix of sales between the periods. As discussed previously, the large International sales reflected in the second quarter of 1994 were at lower profit margins.

   Selling, General and Administrative Expenses for the first six months of 1995 were $1,516,791 (27.7% of sales) compared to $1,360,597 (23.2% of sales) in the 1994 period. Increases in research and development costs accounted for 58% of the overall dollar increase between the periods. Employee stock grant awards amounted to over $30,000 during the 1995 period while there were no grants awarded in 1994. Selling general and administrative expenses as a percentage of sales increased by 4.5% of sales. This percentage increase results from the lower sales volume.

   Interest expense of $129,677 for the 1995 period was $32,000 higher than the prior year. Payments made related to the confirmation of the Company's Bankruptcy reorganization as well as increased interest rates and loan fees are the reason for the increase.

   Income tax expense for the six month period ended 1995 represents a deferred tax expense amounting to 39% of pre-tax income. The Company's operating loss carry forward, amounting to approximately $5 million, results in no taxes being currently payable. The entire amount of the income tax expense for the period reduces the Company's deferred tax asset and related valuation reserve, resulting in a reduction in the intangible asset "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets".

   For the first six months of 1995, pre-tax income and net income increased to $393,244 and $239,244, respectively, from $339,980 and $208,980 for the
   1994 period. The 15% increase is the result of higher profit margins in the first half of 1995.

   Financial Condition

   The Company's backlog of open orders amounted to approximately $1,034,000 at August 4, 1995 compared to $1,205,000 at December 31, 1994 and $1,489,000 at August 5, 1994. Management believes that a backlog of approximately four weeks production provides reasonable production scheduling without causing unacceptable delivery delays for customers.

   As of July 1, 1995, the interest rate on the outstanding loans was the Banks Reference Rate plus 2.0% (11%). The Financing Agreement expires on June 30, 1996. As of July 1, 1995, the Company was indebted to LaSalle Business Credit, Inc. ("LaSalle") in the aggregate amount of $1,493,403, and had additional availability from which to borrow in the amount of $415,968 compared to $1,668,061 and $295,377, respectively, at December 31, 1994. As collateral for this loan, LaSalle holds a security interest in virtually all of the assets of the Company.

   As of July 1, 1995, the Company had working capital of $398,948 which reflects continued improvement from the March 31, 1995 and December 31, 1994 working capital amounts $199,426 and $40,332, respectively. This improvement reflects the Company's continued profitability and the impact of regaining vendor credit for material purchases.

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

   In September 1995, 242,857 shares of the Company's $1 stated value Preferred Stock are scheduled for redemption. Under the terms of the Preferred Stock, the Company may elect to redeem such stock in a cash redemption at the stated value of the Preferred Stock or by converting such shares into the Company's $.03 par value Common Stock having a current market value equal to 110% of the stated value of the Preferred Stock.

   In August 1995, the Company received a cash payment amounting to $250,000.

   This non-recurring and non-operating income was received in lieu of enforcing a non-compete agreement between the Company and a competitor. This income will be reflected as non-operating income in the third quarter of 1995.

                                     PART II

   Item 1.   Legal Proceedings

   No reportable events during the quarter. Reference is provided to the information contained in Item 3 of the Company's Annual Report on Form 10-KSB for the period ended December 31, 1994.

   Item 2.   Changes in Securities

        None.

   Item 3.   Defaults Upon Senior Securities

        None

   Item 4.   Submission of Matters to a Vote of Security Holders

   On June 9, 1995, the Company held its Annual Meeting of Stockholders. 4,890,195 shares (80%) of the Company's Common and Preferred Stock were represented at the meeting. Matters submitted for a vote of stockholders at the meeting were as follows:

        Election of Directors - Jonathan M. Spiller, Gardner F. Davis, John Innes, Julius Lasnick and Robert Sullivan were elected to serve as the Company's Board of Directors until the next annual meeting. No nominee received less than 4,888,006 votes for election and each person nominated was elected.

        Appointment of Auditors - Deloitte & Touche LLP, Certified Public Accountants. There were approximately 4,866,622 votes cast for the proposal, 6,523 votes against and 17,050 abstentions. The proposal was approved.

   For a further description of the matters discussed above, please refer to the Proxy Statement filed by the Company in connection with the Company's Annual Meeting.

   Item 5.   Other Items

        None

   Item 6.   Exhibits & Reports on Form 8-K

        a.   Exhibits

             Exhibit 2.1 -  Order confirming Debtor's Third Amended and
                            Restated Plan of Reorganization with the Third Amended and Restated Plan of Reorganization attached thereto (Exhibit 2 to Form 8-K, Current Report of the Company, dated October 1, 993)

             Exhibit 3.1 -  Articles of Restatement of Articles of
                            Incorporation of American Body Armor & Equipment, Inc. (with the Amended and Restated Articles of Incorporation of American Body Armor & Equipment, Inc. attached thereto) (Exhibit 3 to Form 8-K, Current Report of the Company, dated October 1,
                            1993)

             Exhibit 3.2 -  Amended and Restated By Laws of American Body
                            Armor & Equipment, Inc. (Exhibit 4 to Form 8-K, Current Report of the Company, dated October 1,
                            1993)

             Exhibit 10.1 - Loan and Security Agreement between American Body
                            Armor & Equipment, Inc. and StanChart Business Credit dated September 21, 1993 (Exhibit to Form 10-KSB for the fiscal year ended December 31,
                            1993)

             Exhibit 10.2 - Revolving Loan Note dated October 27, 1993
                            effective as of September 20, 1993 between American Body Armor & Equipment, Inc. and StanChart Business Credit (Exhibit to Form 10-KSB for the fiscal year ended December 31, 1993)

             Exhibit 10.3 - Amendment #1 to Loan and Security Agreement
                            between American Body Armor & Equipment, Inc. and LaSalle Business Credit, Inc. dated September 20, 1993 (Exhibit to Form 10-QSB for the quarterly period ended June 30, 1994)

             Exhibit 10.4 - Form of Indemnification Agreement for Directors
                            of the Registrant, dated September 21, 1993
                            (Exhibit to Form 10-KSB for the fiscal year ended December 31, 1993)

             Exhibit 10.5 - Form of Indemnification Agreement for Officers of
                            the Registrant, dated February 8, 1994 (Exhibit to Form 10-KSB for the fiscal year ended December 31, 1993)

             Exhibit 10.6 - Employment Agreement between Jonathan M. Spiller and American Body Armor & Equipment, Inc., effective January 1, 1994 (Exhibit 10-QSB for the quarterly period ended June 30, 1994)

             Exhibit 10.7 - Employment Agreement between J. Michael Elliott and American Body Armor & Equipment, Inc., effective January 1, 1994 (Exhibit to Form 10-QSB for the quarterly period ended June 30, 1994)

             Exhibit 10.8 - American Body Armor & Equipment, Inc. 1994
                            Incentive Stock Plan (from Form S-8 filed on
                            October 10, 1994 Reg. No. 33-018863)

             Exhibit 10.9 - American Body Armor & Equipment, Inc. 1994
                            Directors Stock Plan (from Form S-8 filed on
                            October 31, 1994 Reg. No. 33-018863)

             Exhibit 27 -   Financial Data Schedule

        b. The Company filed no reports on Form 8-K during the quarter ended July 1, 1995.

                                   SIGNATURES


   In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AMERICAN BODY ARMOR & EQUIPMENT, INC.

                            August 14, 1995



                              /s/ Jonathan M. Spiller
                            Jonathan M. Spiller
                            President and Chief Executive Officer






                              /s/ Carol T. Burke
                            Carol T. Burke
                            Controller

                                  EXHIBIT INDEX

                                                        Sequential
   Exhibit No.                                           Page No.

   2.1     Order confirming Debtor's Third Amended and
           Restated Plan of Reorganization with the Third Amended and Restated Plan of
           Reorganization attached thereto (Exhibit 2 to Form 8-K, Current Report of the Company, dated October 1, 993)

   3.1     Articles of Restatement of Articles of
           Incorporation of American Body Armor &
           Equipment, Inc. (with the Amended and
           Restated Articles of Incorporation of
           American Body Armor & Equipment, Inc.
           attached thereto) (Exhibit 3 to Form 8-K,
           Current Report of the Company, dated
           October 1, 1993)

   3.2     Amended and Restated By Laws of American
           Body Armor & Equipment, Inc. (Exhibit 4 to
           Form 8-K, Current Report of the Company, dated October 1, 1993)

   10.1    Loan and Security Agreement between
           American Body Armor & Equipment, Inc. and
           StanChart Business Credit dated September
           21, 1993 (Exhibit to Form 10-KSB for the fiscal year ended December 31, 1993)

   10.2 Revolving Loan Note dated October 27, 1993 effective as of September 20, 1993 between American Body Armor & Equipment, Inc. and
           StanChart Business Credit (Exhibit to Form
           10-KSB for the fiscal year ended December
           31, 1993)

   10.3 Amendment #1 to Loan and Security Agreement between American Body Armor & Equipment,
           Inc. and LaSalle Business Credit, Inc.
           dated September 20, 1993 (Exhibit to Form
           10-QSB for the quarterly period ended June
           30, 1994)

   10.4    Form of Indemnification Agreement for
           Directors of the Registrant, dated
           September 21, 1993 (Exhibit to Form 10-KSB
           for the fiscal year ended December 31,
           1993)

   10.5    Form of Indemnification Agreement for
           Officers of the Registrant, dated February
           8, 1994 (Exhibit to Form 10-KSB for the
           fiscal year ended December 31, 1993)

   10.6    Employment Agreement between Jonathan M.
           Spiller and American Body Armor &
           Equipment, Inc., effective January 1, 1994
           (Exhibit 10-QSB for the quarterly period ended June 30, 1994)

   10.7    Employment Agreement between J. Michael
           Elliott and American Body Armor &
           Equipment, Inc., effective January 1, 1994
           (Exhibit to Form 10-QSB for the quarterly period ended June 30, 1994)

   10.8    American Body Armor & Equipment, Inc. 1994
           Incentive Stock Plan (from Form S-8 filed on October 10, 1994 Reg. No. 33-018863)

   10.9    American Body Armor & Equipment, Inc. 1994
           Directors Stock Plan (from Form S-8 filed on October 31, 1994 Reg. No. 33-018863)

   27      Financial Data Schedule