Form 10QSB
period 1995-09-30
AMERICAN BODY ARMOR & EQUIPMENT INC
filed 1995-11-14
CIK 845752

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

    (Mark One)
    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934

    For the quarterly period ended September 30, 1995

    [ ] Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from __________ to _____________

    Commission file number  0-18863


                      American Body Armor & Equipment, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Florida                                      59-2044869
    (State or Other Jurisdiction of Incorporation     (I.R.S. Employer ID #)
     or Organization)

                      85 Nassau Place, Yulee, Florida  32097
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

  Item 1.   Financial Statements

  AMERICAN BODY ARMOR & EQUIPMENT, INC.
  BALANCE SHEET (UNAUDITED)
                                                              Sept. 30,
                                                                 1995
                                                             -----------
   ASSETS                                                    (unaudited)

   CURRENT ASSETS:
     Cash and cash equivalents                              $     19,890
     Accounts receivable, net of allowance for
       doubtful accounts of $96,265                            1,683,399
     Inventories                                               1,316,360
     Prepaid expenses and other current assets                   139,745
                                                            ------------
          Total current assets                                 3,159,394

   PROPERTY, PLANT AND EQUIPMENT, net                            467,775

   REORGANIZATION VALUE IN EXCESS OF
     AMOUNTS ALLOCABLE TO IDENTIFIABLE
     ASSETS, net                                               3,589,574

   OTHER ASSETS                                                   69,360
                                                            ------------

     TOTAL ASSETS                                            $ 7,286,103
                                                             ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Short term borrowings and current portion              $1,567,754
         of long-term debt
       Accounts payable, accrued expenses and
         other current liabilities                               824,926
                                                            ------------
            Total current liabilities                          2,392,680

     LONG-TERM DEBT AND CAPITALIZED
     LEASE OBLIGATION, less current portion                       44,454
                                                            ------------
            Total liabilities                                  2,437,134

     STOCKHOLDERS' EQUITY:
       Convertible preferred stock, $1 stated
         value, 1,700,000 shares authorized,
         1,457,143 issued and outstanding                      1,457,143
       Common stock, $.03 par value, 15,000,000
         shares authorized; 4,697,255 shares
         issued and outstanding                                  140,918
       Additional paid-in capital                              2,318,890
       Retained earnings                                         932,018
                                                             -----------
            Total stockholders' equity                         4,848,969
                                                             -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $7,286,103
                                                              ==========

     See notes to condensed financial statements

     AMERICAN BODY ARMOR & EQUIPMENT, INC.

     INCOME STATEMENTS
     FOR THE THREE MONTHS ENDED

                                           Sept. 30,           Sept. 30,
                                             1995                1994
                                          -----------         -----------
                                          (unaudited)         (unaudited)

   NET SALES                              $2,929,806          $2,965,587

   COST AND EXPENSES:
     Cost of sales                         1,824,104           1,981,814
     Selling, general and                    892,411             665,986
       administrative expenses
     Interest expense, net                    71,697              59,123
                                        ------------        ------------

   OPERATING INCOME BEFORE INCOME TAXES      141,594             258,664

   NON-OPERATING INCOME                      227,500                   0
                                        ------------        ------------

   INCOME BEFORE INCOME TAXES                369,094             258,664

   INCOME TAXES                              143,000             100,000
                                        ------------        ------------

   NET INCOME                             $  226,094          $  158,664
                                          ==========          ==========

  See notes to condensed financial statements

   AMERICAN BODY ARMOR & EQUIPMENT, INC.

   INCOME STATEMENTS
   FOR THE NINE MONTHS ENDED
                                              Sept. 30,        Sept. 30,
                                                 1995             1994
                                             -----------      -----------
                                             (unaudited)      (unaudited)

   NET SALES                                 $8,405,940       $8,835,425

   COST AND EXPENSES:
     Cost of sales                            5,260,526        6,053,424
     Selling, general and administrative      2,409,202        2,026,583
       expenses
     Interest expense, net                      201,374          156,774
                                            -----------      -----------

     OPERATING INCOME BEFORE INCOME TAXES       534,838          598,644

     NON-OPERATING INCOME                       227,500                0
                                            -----------      -----------

     INCOME BEFORE INCOME TAXES                 762,338          598,664

     INCOME TAXES                               297,000          231,000
                                            -----------      -----------

     NET INCOME                              $  465,338       $  367,644
                                             ==========       ==========

    See notes to condensed financial statements

     AMERICAN BODY ARMOR & EQUIPMENT, INC.

     STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDED
                                                   Sept. 30,       Sept. 30,
                                                      1995            1994
                                                 -----------     -----------
                                                 (unaudited)     (unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                   $ 465,338       $ 367,644
     Adjustments to reconcile net income to
       cash used in operating activities:
         Depreciation                               103,687          89,105
         Deferred income taxes                      297,000         231,000
         Increase in accounts receivable           (108,409)       (344,542)
         Increase in inventories                   (273,955)       (285,458)
         Increase in prepaid expenses and
           other assets                             (60,741)        (46,719)
         (Decrease) increase in accounts
           payable, accrued liabilities
           and other current liabilities           (476,282)        113,007
                                                 ----------        --------
          Net Cash (used in) provided by
            operating activities                    (53,362)        124,037
                                                 -----------       --------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures                           (68,527)        (78,434)

   CASH FLOWS FROM FINANCING ACTIVITIES:

     Preferred stock dividends                      (43,323)            ---
     Net decrease in Bank line of credit
          & payments of long-term debt             (130,129)        (63,502)
                                               ------------       ----------
     Net Cash used in financing activities         (173,452)        (63,502)
                                               ------------       ----------

   NET DECREASE IN CASH AND CASH
     EQUIVALENTS                                   (295,341)        (17,899)

   CASH AND CASH EQUIVALENTS, BEGINNING
     OF PERIOD                                      315,231          20,093
                                                -----------       ---------

   CASH AND CASH EQUIVALENTS, END OF
     PERIOD                                       $  19,890       $   2,194
                                                  =========       =========

  See notes to condensed financial statements

  AMERICAN BODY ARMOR & EQUIPMENT, INC.

  NOTES TO CONDENSED FINANCIAL STATEMENTS
  September 30, 1995

  Basis of Presentation

  The accompanying condensed financial statements are unaudited for the periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results as of September 30, 1995 and for the three and nine month periods ended September 30, 1995 and September 30, 1994. Moreover, these condensed financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

  The results reflected for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results for the entire year to end on December 31, 1995.

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

  Results of Operations

  Three Months Ended September 30,1995 Compared to Three Months Ended September 30, 1994

  Sales for the three months ended September 30, 1995, were $2,929,806, representing a decrease of $35,781 compared to the same period in 1994. Domestic law enforcement sales increased by 27% while International law enforcement and military sales decreased by over 40%. While it is quite usual for the mix of Domestic versus International sales to change from quarter to quarter, the primary cause for the decrease in International sales relates to stagnant buying in Latin America, our largest International customer source. The increase in Domestic law enforcement sales resulted from the Company's efforts to sell competitively-priced quality products coupled with the fact that the Company is expanding its Domestic distribution network each month. Although U.S. Government agency sales continue to be negatively impacted by reduced sales on a multi year supply contract for a large government agency, these sales have been increasing each quarter in 1995. The Company expects the U.S. Government agency sales to continue to increase in the fourth quarter.

  Gross profit on sales for 1995 increased by $121,929 compared to the prior year, primarily due to a decrease in the cost of sales in the third quarter, compared to the prior year, of $157,710. The gross profit margin (sales less manufacturing costs for materials, labor and overhead as a percent of total sales) increased to 38% for the 1995 period from 33% in 1994. This increase in gross profit margin is primarily due to positive manufacturing variances (better utilization of labor and materials). For the full year of 1994, the gross profit margin was 31.8%.

  Selling, General and Administrative Expenses for the 1995 period were $892,411 compared to $665,986 in the 1994 period. The increase in actual dollar amount of selling, general and administrative expenses between the periods, amounted to $226,425 or 34%. This increase is primarily the result of two main activities: 1) increased research and development expenses and 2) increased travel and entertainment for the domestic salesmen due to the increase in the distribution network.

  Non-operating income amounted to $227,500 in the third quarter of 1995. This income is non-recurring and relates to the dissolution of a non-compete agreement entered into in 1990 between the Company and a competitor.

  Interest expense of $71,697 for the 1995 period is $12,574 higher than the prior year period. The increase is primarily a result of higher interest rates, loan fees and increased borrowings due to payments related to the confirmation of the Company's Bankruptcy reorganization.

  Income tax expense for the three month period ended September 30, 1995 represents a deferred tax expense amounting to 39% of pre-tax income.
  This tax rate reflects the statutory rate plus state taxes. The Company's operating loss carry forward, amounting to approximately $5 million, results in no taxes being currently payable. The entire amount of income tax expense for the period reduces the Company's deferred tax asset and related valuation reserve resulting in a reduction in the intangible asset "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets".

  For the third quarter of 1995, pre tax income and net income amounted to $369,094 and $226,094, respectively, compared to $258,664 and $158,664 for the 1994 period. This change reflects improved margins and the non-recurring non-operating income received in the third quarter, as discussed above, being partially offset by the increase in selling, general and administrative expenses.

  Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

  Sales for the nine months ended September 30, 1995 were $8,405,940 representing a decrease of $429,485 compared to the same period in 1994. The decrease results primarily from the decrease in Government and International sales as discussed previously. Domestic law enforcement sales are up 45% over last year while Government and International sales are down 56% and 52%, respectively.

  Although the Company had a decrease in sales volume between the periods, gross profit increased by $363,413. The gross profit margin (sales less manufacturing costs for materials, labor and overhead as a percent of total sales) increased to 37.4% for the 1995 period from 31.5% in 1994. This increase in gross profit margin reflects a change in the mix of sales between the periods. International sales, which were higher in 1994 than in 1995, are often at lower profit margins than Domestic sales.

  Selling, General and Administrative Expenses for the first nine months of 1995 were $2,409,202 (28.7% of sales) compared to $2,026,583 (22.9% of sales) in the 1994 period. Increases in research and development costs accounted for 40% of the overall dollar increase between the periods, while increased domestic travel accounted for approximately 25% of the increase. Employee stock grant awards amounted to approximately $39,000 during the 1995 period while there were no grants awarded in 1994. Selling general and administrative expenses as a percentage of sales increased by 4.5% of sales. This percentage increase resulted from the lower Government and International sales volume.

  Interest expense of $201,374 for the 1995 period was $44,600 higher than the prior year. Increased borrowings due to payments made related to the confirmation of the Company's Bankruptcy reorganization as well as increased interest rates and loan fees are the reason for the increase.

  Income tax expense for the nine month period ended 1995 represents a deferred tax expense amounting to 39% of pre-tax income. The Company's operating loss carry forward, amounting to approximately $5 million, results in no taxes being currently payable. The entire amount of the income tax expense for the period reduces the Company's deferred tax asset and related valuation reserve, resulting in a reduction in the intangible asset "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets".

  For the first nine months of 1995, pre-tax income and net income increased to $762,338 and $465,338, respectively, from $598,644 and $367,644 for the
  1994 period. The 27% increase is the result of improved margins and the receipt of $227,500 of non-recurring income, as discussed previously, being partially offset by higher selling general and administrative expenses.

  Financial Condition

  The Company's backlog of open orders amounted to approximately $1,195,000 at September 30, 1995 compared to $1,205,000 at December 31, 1994 and $1,140,000 at September 30, 1994. Management believes that a backlog of approximately four weeks production provides reasonable production scheduling without causing unacceptable delivery delays for customers.

  As of September 30, 1995, the interest rate on the outstanding loans was the Bank's Reference Rate plus 2.0% (10.75%). The Financing Agreement expires on June 30, 1996. As of September 30, 1995, the Company was indebted to LaSalle Business Credit, Inc. ("LaSalle") in the aggregate amount of $1,559,169 and had additional availability from which to borrow in the amount of $549,679 compared to $1,668,061 and $295,377, respectively, at December 31, 1994. As collateral for this loan, LaSalle holds a security interest in virtually all of the assets of the Company.

  As of September 30, 1995, the Company had working capital of $766,714 which reflects continued improvement from the July 1, 1995 and December 31, 1994 working capital amounts of $398,948 and $40,332, respectively. This improvement reflects the Company's continued profitability.

  The Company anticipates that continuing profitable operations and utilization of its line of credit borrowing capacity will enable the Company to meet its liquidity and working capital requirements during the next year. Such requirements include generating sufficient cash to make payments required under the Plan of Reorganization and to pay dividends on and meet the intended redemption schedule on the outstanding Preferred Stock.

  In September 1995, 242,857 shares of the Company's $1 stated value Preferred Stock were scheduled for redemption. Under the terms of the Preferred Stock, the Company may elect to redeem such stock in a cash redemption at the stated value of the Preferred Stock or by converting such shares into the Company's $.03 par value Common Stock having a current market value equal to 110% of the stated value of the Preferred Stock.

  At the June 9, 1995 Board of Directors meeting, the Company elected to convert the shares into Common Stock. Such conversion has not yet been effected as the Company is still awaiting the valuation of the Company's stock by an independent valuation firm.

  PART II

  Item 1. Legal Proceedings

  On August 10, 1995, Second Chance Body Armor filed a lawsuit against the Company for product disparagement. The suit was filed in the U.S. District Court, District of Massachusetts. As of November 6, 1995 no probability of an outcome has been determined. The Company's insurance carrier has been put on notice of this litigation.

  No other reportable events occurred during the quarter. Reference is provided to the information contained in Item 3 of the Company's Annual Report on Form 10-KSB for the period ended December 31, 1994.

  Item 2. Changes in Securities

       None

  Item 3. Defaults Upon Senior Securities

       None

  Item 4. Submission of Matters to a Vote of Security Holders

       None

  Item 5. Other Items

       None

  Item 6. Exhibits & Reports on Form 8-K

    a.   Exhibits

         *Exhibit 2.1 - Order confirming Debtor's Third Amended and
                        Restated Plan of Reorganization with the Third Amended and Restated Plan of Reorganization attached thereto (Exhibit 2 to Form 8-K, Current Report of the Company, dated October 1, 1993)

         *Exhibit 3.1 - Articles of Restatement of Articles of
                        Incorporation of American Body Armor & Equipment, Inc. (with the Amended and Restated Articles of Incorporation of American Body Armor & Equipment, Inc. attached thereto) (Exhibit 3 to Form 8-K, Current Report of the Company, dated October 1,
                        1993)

         *Exhibit 3.2 - Amended and Restated By Laws of American Body
                        Armor & Equipment, Inc. (Exhibit 4 to Form 8-K, Current Report of the Company, dated October 1,
                        1993)

         *Exhibit 10.1 -     Loan and Security Agreement between American
                             Body Armor & Equipment, Inc. and StanChart
                             Business Credit dated September 21, 1993
                             (Exhibit to Form 10-KSB for the fiscal year ended December 31, 1993)

         *Exhibit 10.2 -     Revolving Loan Note dated October 27, 1993
                             effective as of September 20, 1993 between
                             American Body Armor & Equipment, Inc. and
                             StanChart Business Credit (Exhibit to Form
                             10-KSB for the fiscal year ended December 31,
                             1993)

         *Exhibit 10.3 -     Amendment #1 to Loan and Security Agreement
                             between American Body Armor & Equipment, Inc.
                             and LaSalle Business Credit, Inc. dated
                             September 20, 1993 (Exhibit to Form 10-QSB for the quarterly period ended June 30, 1994)

         *Exhibit 10.4 -     Form of Indemnification Agreement for
                             Directors of the Registrant, dated September
                             21, 1993 (Exhibit to Form 10-KSB for the fiscal year ended December 31, 1993)

         *Exhibit 10.5 -     Form of Indemnification Agreement for
                             Officers of the Registrant, dated February 8,
                             1994 (Exhibit to Form 10-KSB for the fiscal year ended December 31, 1993)

         *Exhibit 10.6 -     Employment Agreement between Jonathan M.
                             Spiller and American Body Armor & Equipment,
                             Inc., effective January 1, 1994 (Exhibit 10-
                             QSB for the quarterly period ended June 30,
                             1994)

         *Exhibit 10.7 -     Employment Agreement between J. Michael
                             Elliott and American Body Armor & Equipment, inc., effective January 1, 1994 (Exhibit to
                             Form 10-QSB for the quarterly period ended
                             June 30, 1994)

         Exhibit 10.8 -      Employment Agreement between Richard T.
                             Bistrong and American Body Armor & Equipment,
                             Inc., effective February 6, 1995

         *Exhibit 10.9 -     American Body Armor & Equipment, Inc. 1994
                             Incentive Stock Plan (from Form S-8 filed on
                             October 10, 1994 Reg. No. 33-018863)

         *Exhibit 10.10 -    American Body Armor & Equipment, Inc. 1994
                             Directors Stock Plan (from Form S-8 filed on
                             October 31, 1994 Reg. No. 33-018863)

         Exhibit 27 -        Financial Data Schedule


    b. The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

    _________________________________
     *incorporated herein by reference

                                    SIGNATURES


    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMERICAN BODY ARMOR &
                                     EQUIPMENT, INC.

                                   November 14, 1995


                                   /s/ Jonathan M. Spiller
                                   Jonathan M. Spiller
                                   President and Chief Executive Officer


                                   /s/ Carol T. Burke
                                   Carol T. Burke
                                   Chief Accounting Officer

                                  EXHIBIT INDEX

                                                           Sequential
    Exhibit No.                                              Page No.

    *Exhibit 2.1 -   Order confirming Debtor's Third Amended
                     and Restated Plan of Reorganization
                     with the Third Amended and Restated
                     Plan of Reorganization attached thereto
                     (Exhibit 2 to Form 8-K, Current Report
                     of the Company, dated October 1, 1993)

    *Exhibit 3.1 -   Articles of Restatement of Articles of
                     Incorporation of American Body Armor &
                     Equipment, Inc. (with the Amended and
                     Restated Articles of Incorporation of
                     American Body Armor & Equipment, Inc.
                     attached thereto) (Exhibit 3 to Form 8-
                     K, Current Report of the Company, dated
                     October 1, 1993)

    *Exhibit 3.2 -   Amended and Restated By Laws of
                     American Body Armor & Equipment, Inc.
                     (Exhibit 4 to Form 8-K, Current Report
                     of the Company, dated October 1, 1993)

    *Exhibit 10.1 -  Loan and Security Agreement between
                     American Body Armor & Equipment, Inc.
                     and StanChart Business Credit dated
                     September 21, 1993 (Exhibit to Form 10-
                     KSB for the fiscal year ended December
                     31, 1993)

    *Exhibit 10.2 -  Revolving Loan Note dated October 27,
                     1993 effective as of September 20, 1993
                     between American Body Armor &
                     Equipment, Inc. and StanChart Business
                     Credit (Exhibit to Form 10-KSB for the
                     fiscal year ended December 31, 1993)

    *Exhibit 10.3 -  Amendment #1 to Loan and Security
                     Agreement between American Body Armor &
                     Equipment, Inc. and LaSalle Business
                     Credit, Inc. dated September 20, 1993
                     (Exhibit to Form 10-QSB for the
                     quarterly period ended June 30, 1994)

    *Exhibit 10.4 -  Form of Indemnification Agreement for
                     Directors of the Registrant, dated
                     September 21, 1993 (Exhibit to Form 10-
                     KSB for the fiscal year ended December
                     31, 1993)

    *Exhibit 10.5 -  Form of Indemnification Agreement for
                     Officers of the Registrant, dated
                     February 8, 1994 (Exhibit to Form 10-
                     KSB for the fiscal year ended December
                     31, 1993)

    *Exhibit 10.6 -  Employment Agreement between Jonathan
                     M. Spiller and American Body Armor &
                     Equipment, Inc., effective January 1,
                     1994 (Exhibit 10-QSB for the quarterly
                     period ended June 30, 1994)

    *Exhibit 10.7 -  Employment Agreement between J. Michael
                     Elliott and American Body Armor &
                     Equipment, inc., effective January 1,
                     1994 (Exhibit to Form 10-QSB for the
                     quarterly period ended June 30, 1994)

    Exhibit 10.8 -   Employment Agreement between Richard T.
                     Bistrong and American Body Armor &
                     Equipment, Inc., effective February 6,
                     1995

    *Exhibit 10.9 -  American Body Armor & Equipment, Inc.
                     1994 Incentive Stock Plan (from Form S-
                     8 filed on October 10, 1994 Reg. No.
                     33-018863)

    *Exhibit 10.10 - American Body Armor & Equipment, Inc.
                     1994 Directors Stock Plan (from Form S-
                     8 filed on October 31, 1994 Reg. No.
                     33-018863)

    Exhibit 27 -     Financial Data Schedule


    _________________________________
    *incorporated herein by reference