Form 10KSB
period 1995-12-31
AMERICAN BODY ARMOR & EQUIPMENT INC
filed 1996-04-01
CIK 845752

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               F O R M 1 0 - KSB
 (Mark One)
          [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                 For the fiscal year ended: December 31, 1995

          [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-18863

                     AMERICAN BODY ARMOR & EQUIPMENT, INC.
                (Name of small business issuer in its charter)

            Florida                                     59-2044869
   (State of Incorporation)                       (I.R.S. Employer I.D. No.)

             191 Nassau Place Road
             Yulee, Florida                                32097
   (Address of Principal Executive Offices)              (Zip Code)

        Issuer's telephone number, including area code: (904) 261-4035

               Securities registered under Section 12(b) of the Act:

                   Common Stock, par value of $.03 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X                   No
                              -----                   -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

The issuer's revenues for the fiscal year ending December 31, 1995 were $11,741,367.

As of March 18, 1996, the registrant has 6,825,835 shares of Common Stock, par value of $.03 per share, outstanding, and the aggregate market value of outstanding voting stock (based upon closing of such stock on the American Stock Exchange at the close of business on March 18, 1996) held by non-affiliates was approximately $9,600,000.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

                    PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                         Yes    X                   No
                               ----                    ----

                     DOCUMENTS INCORPORATED BY REFERENCE:

           DOCUMENT                                  FORM 10-KSB PART
           --------                                  ----------------

Proxy Statement for 1996 Annual Meeting                     III

                 TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                       Yes                        No   X
                           -----                     -----



                                    PART I


ITEM 1.           DESCRIPTION OF BUSINESS
- -------           -----------------------
GENERAL
- -------
                  Since 1969, American Body Armor & Equipment, Inc. (the "Company" or "ABA") has been engaged in the development, manufacture and distribution of bullet and projectile resistant garments. These include bullet resistant and sharp instrument penetration resistant vests, bullet resistant blankets, bomb disposal suits and helmets, bomb protection and disposal equipment and load bearing vests. In addition to these products, the Company develops, manufactures and distributes other ballistic protection and security equipment, including explosive ordnance device ("EOD") handling and detection equipment, EOD suppression and disposal equipment, helmets, face masks, shields, hard armor ballistic plates, customized armor for vehicles and other custom armored products.

                  In May 1992, the Company filed for relief under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing was the result of a general decline in the Company's operations, which included significant operating losses in 1989 and 1991, and the inability to collect a $1.5 million receivable related to the shipment of vests to a Middle East customer in April 1991. The Company emerged from Chapter 11 protection effective September 20, 1993, upon confirmation by the United States Bankruptcy Court for the Middle District of Florida, Jacksonville Division (the "Bankruptcy Court") of the Company's Third Amended and Restated Plan of Reorganization (the "Plan"). See
Item 7, "Financial Statements", Note 1 to Financial Statements.


                  On January 18, 1996, Kanders Florida Holdings, Inc. ("KFH") purchased a majority interest in the Company by acquiring all of the Company's 3% Convertible Preferred Stock, stated value $1.00 per share (the "Preferred Stock") and $.03 Par Value Common Stock (the "Common Stock"), owned by the Company's two largest shareholders, Clark Schwebel, Inc. ("Clark Schwebel") and Hexcel Corporation ("Hexcel"). Immediately following the sale of such capital stock to KFH (such sale, the "KFH Transaction") the then outside members of the Board of Directors resigned and three new members were elected to serve on the Board. The sole shareholder of KFH, Warren B. Kanders, was elected Chairman of the Company's Board of Directors. For further information regarding the Board of Directors, please refer to the Company's definitive proxy statement which is incorporated herein by reference and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1995.

                  In late 1995, the Company elected to convert 242,851 shares of the Company's Preferred Stock to Common Stock at 110% of the aggregate stated value of the Preferred Stock at a conversion price equal to the fair market value of the Common Stock. The fair market value of the Common Stock was determined by an independent valuation firm as of the conversion date. See Item 5, "Market For Common Equity And Related Stockholder Matters".




                  On January 19, 1996, the Board of Directors of the Company elected to require the holders of the Company's Preferred Stock to convert such shares to shares of the Company's Common Stock at 110% of the aggregate stated value of the Preferred Stock, at a conversion price of $.77 per share (fair market value, as determined by an independent valuation firm), as required by the Company's Amended and Restated Articles of Incorporation. All shares of the Company's Preferred Stock were deemed to have been converted upon such election by the Board of Directors. See Item 5, "Market For Common Equity And Related Stockholder Matters".

OPERATIONS
- ----------
                  The Company currently manufactures and distributes a wide range of products in the United States and in markets throughout the world.

PRODUCTS
- --------
BODY ARMOR
- ----------
                  The Company manufactures two basic types of body armor: (i) concealable armor, which is generally intended to be worn beneath the user's clothing, and (ii) tactical armor, which is worn externally and is designed to protect more coverage area and defeat higher level ballistic threats by incorporating ballistic hard armor plates. Both types of armor are manufactured using multiple layers of an aramid or polyethylene ballistic fabric, stitched for integrity, covered and finally enclosed in an outer carrier. See Item 1, "Description of Business - Raw Materials, Sources and Availability".

                  The Company's concealable vests are contoured to closely fit the user's body shape. Most of the Company's concealable vests are sold with a shock plate, which is an insert designed to improve the protection of vital organs against sharp instrument attack and to provide enhanced blunt trauma protection. These vests may be supplemented with additional armor plates made of metal, ceramic or Comspec(Trademark), to withstand increased ballistic threat levels than the vest is otherwise designed to deter.

                  The Company's tactical vests are designed to give maximum all around protection and incorporate additional coverage around the neck, shoulders and kidneys than that provided by the Company's concealable vests. A groin protector is often supplied as an accessory. These vests usually contain pockets to incorporate panels constructed from small high-alumina ceramic tiles or pressed polycarbonate Comspec(Trademark), which provides additional protection against rifle fire. The Company's tactical vests are offered in a variety of styles, including tactical assault vests, tactical police jackets, floatation vests, high-coverage armor and flak jackets, each of which is manufactured to protect against varying degrees of ballistic threats.



SHARP INSTRUMENT PENETRATION ARMOR
- ----------------------------------

                  The Company manufactures knife resistant vests designed primarily for use by personnel in correctional facilities and other law enforcement employees who are exposed to threats from sharp instruments. These vests are constructed using an aramid ballistic fiber and titanium foil and are available in both concealable and tactical versions. In addition, these vests can be combined with ballistic armor configurations to provide combined ballistic resistant and sharp instrument penetration resistant protection.

EXPLOSIVE ORDNANCE DISPOSAL EQUIPMENT ("EOD")
- ---------------------------------------------
                  The Company manufactures and distributes a wide range of EOD disposal and handling equipment as well as distributing EOD detection equipment manufactured by a third party. This equipment includes bomb disposal suits, which are primarily constructed of an aramid ballistic fabric covered by a Nomex(Registered) brand fire-retardant cover. These suits cover the user's entire body (except hands) and include a fitted helmet that provides protection and communication capabilities. Other EOD equipment manufactured by the Company includes bomb protection blankets and letter bomb suppression pouches.

HARD ARMOR AND SHIELDS
- ----------------------
                  ABA manufactures a variety of hard armor and ballistic shields, which are manufactured using aramid ballistic fibers, polyethylene ballistic material, ballistic steel, ceramic tiles, ballistic glass or a combination of any one or more of these materials. These products include tactical face masks and helmets, Comspec(Trademark) shields, barrier shields and blankets as well as upgrade armor plates. Upgrade armor plates are designed to fit into pockets available on most ABA tactical vests. When used in conjunction with the ballistic vests, these plates provide additional ballistic protection against increased ballistic threats, including assault rifle ballistic protection.


OTHER PRODUCTS
- --------------
                  The Company also manufactures a variety of other products, including non-ballistic load bearing vests constructed of raschel knit material, which are designed to allow for multiple pocket configurations to be used to carry equipment. Other specialty products manufactured by the Company include armored press vests, executive vests, raincoats and fireman turnout coats to provide various levels of ballistic protection.

                  Other activities of the Company include the design and manufacture of specialty armor applications for vehicles, watercraft, aircraft and armor for stationary protection, which can be custom designed for each individual application or provided as a "kit" to be installed on site anywhere in the world.


MANUFACTURING
- -------------
                  The Company manufactures substantially all of its bullet, bomb and projectile resistant garments and other ballistic protection devices. The primary raw materials used by the Company in manufacturing ballistic resistant garments are aramid ballistic fibers and polyethylene ballistic materials. The Company purchases such materials either directly from the manufacturer or as a woven cloth from a number of weaving companies located in the United States and abroad. See Item 1, "Description of Business - Raw Materials, Sources and Availability".

                  The Company believes it is currently in compliance in all material respects with all applicable environmental regulations.

RESEARCH AND DEVELOPMENT
- ------------------------
                  The Company continually develops new products to meet the demands of the marketplace. Customer needs, including specific use requirements and cost, drive the development process. The Company's product development process involves combining state-of-the-art ballistic fibers, cover materials and unique weaves with improved design and manufacturing processes to produce competitively priced products which provide the maximum comfort at the lowest possible weight, while meeting the customer's ballistic threat requirements. During the fiscal year ended December 31, 1995, the Company had expenditures related to new product development and testing of $444,118, as compared with $263,596 during the fiscal year ended December 31, 1994. See Item 6, "Management's Discussion and Analysis or Plan of Operations-Year Ended December 31, 1995 Compared to Year Ended December 31, 1994".

RAW MATERIALS, SOURCES AND AVAILABILITY
- ---------------------------------------
                  The primary raw materials used by the Company in manufacturing ballistic garments are aramid ballistic fibers and polyethylene ballistic materials. The Company purchases cloth woven out of the aramid fiber from a number of independent weaving companies, including Clark Schwebel, a former shareholder of the Company. The Company purchases more than 10% of its aramid fiber requirements from Clark Schwebel. In the opinion of management, the

Company enjoys a satisfactory relationship with this supplier. See Item 12, "Certain Relationships and Related Transactions".

                  The ballistic materials and the fiber weaving services required by the Company are readily available from a number of suppliers worldwide. There are many suppliers available to the Company worldwide that ensure, in the opinion of management, adequate supplies of the necessary ballistic and fiber materials to meet the Company's needs.

                  The Company purchases other raw materials used in the manufacture of its products, such as ceramic tile, ballistic steel and cover materials, from a variety of sources. The Company believes additional sources of supply of these materials are readily available.


CUSTOMERS
- ---------
                  The Company's products are sold nationally and internationally, primarily to law enforcement agencies and the military. Sales to domestic law enforcement agencies, including police departments, state correctional facilities, highway patrols and sheriff's departments, comprise the largest portion of the Company's business.

                  Sales to the United States federal law enforcement and military branches, including federal correctional facilities, also comprise a significant portion of the Company's business.

                  The majority of sales by the Company to the military and other federal agencies are made pursuant to a standard purchasing contract between the Company and the General Services Administration of the federal government, which is commonly referred to as a "GSA Contract". The Company also responds to invitations by military branches and government agencies to bid for particular orders.

                  Sales to international customers are made primarily to military and law enforcement agencies. International sales are primarily made on terms requiring ABA to receive payment in advance of shipment or payment through a letter of credit confirmed by a major United States bank. All sales are made under terms requiring payment in United States currency.

                  During 1995, the Company had no sales to individual customers which exceeded 10% of total sales.

MARKETING AND DISTRIBUTION
- --------------------------
                  The Company's distribution network consists of sales to a network of independent domestic distributors and independent international agents, who in turn re-sell the products to the end user. In certain rare situations, the Company sells directly to end users. The Company has many independent domestic distributor locations as well as many independent international agent representatives. Sales representatives employed by the Company are compensated on a salary plus commission basis with commission amounts subject to review based upon the profitability of the contract.


                  The Company employs regional sales managers who are responsible for marketing the Company's products to domestic distributors and law enforcement agencies in the United States. These regional sales managers are responsible for calling upon the individuals within the distributor organization or agency who are responsible for making purchasing decisions in order to provide product demonstrations and information concerning the Company's products.

                  During 1994, the Company reorganized its government and international sales areas. The customer service representatives are responsible for developing the Company's network of international agents, identifying potential government and international sales opportunities, and providing information concerning the Company's products to the distributors.

                  The Company's primary marketing emphasis is on the development of relationships with key distributors and agents in order to improve the quality of the distribution network. In conjunction with this effort, the Company may work on joint marketing efforts with distributors for special promotions and direct mailings. The Company's national advertising is generally targeted toward increased name recognition and new product introduction, primarily for domestic law enforcement agencies. This form of advertising consists of advertisements in law enforcement trade magazines and attendance at trade shows. During the fiscal years ended December 31, 1995 and 1994, advertising and marketing expenditures were approximately $240,000 and $200,000, respectively.

BACKLOG
- -------
                  The Company's backlog of orders consists of orders received but not yet manufactured. In the case of orders from new customers or international customers, such backlog includes only orders where management believes an acceptable assurance of payment has been received. Such assurance is normally in the form of a substantial prepayment prior to placing the order into production along with payment of the remaining balance prior to shipment, or a confirmed letter of credit or other acceptable form of bank guarantee of payment.

                  As of December 31, 1995, the Company had an estimated backlog of $3,058,000, as compared to $1,205,000 as of December 31, 1994. As of March 8, 1996, the Company had an estimated backlog of $2,900,000. Management believes that a backlog of approximately four weeks production provides for reasonable production scheduling. The Company may reduce or increase production in the future as a result of changes in the level or mix of backlog. See Item 6, "Management's Discussion and Analysis or Plan of Operations - Results of Operations - Year Ended December 31, 1995 Compared to Year Ended December 31, 1994".

GOVERNMENT AND INDUSTRY REGULATIONS AND STANDARDS
- -------------------------------------------------
                  The bullet, sharp instrument penetration and bomb resistant garments and accessories manufactured and sold by the Company are not currently subject to government regulations. However, law enforcement agencies and the military publish invitations for bidding which specify certain standards of performance which bidders' products must meet. The National Institute of Justice

(the "NIJ"), under the auspices of the United States Department of Justice, has issued a revised voluntary ballistic standard (NIJ 0101.03) for bullet resistant vests. The Company regularly submits its vests to independent laboratories for ballistic testing under this voluntary ballistic standard. In addition, such garments and enclosures are regularly submitted by the Company for rating by independent laboratories in accordance with a test commonly referred to as V50. This test involves exposing the tested item to blasts of fragments of increasing velocity until 50% of the fragments penetrate the tested item. The tested item is then given a velocity rating which may be used by prospective purchasers in assessing the suitability of the Company's products for a particular application.


COMPETITION
- -----------
                  The ballistic resistant garment business is highly competitive. In the United States law enforcement, government and military markets, the Company has four major competitors. Financial information on these competitors is relatively scarce. The Company believes that the principal elements of competition in the sale of ballistic resistant garments are price and quality. In the law enforcement and military markets, the Company occasionally bids for orders in response to invitations for bidding which set forth product performance specifications. The Company believes that its products are priced competitively and that the quality of its products is competitive with products manufactured by other companies having similar ballistic capabilities. In the international market, the Company's competition consists primarily of its larger American competitors as well as two large international companies and, depending upon the market, smaller local manufacturers. In certain international markets, the Company's ability to be competitive is adversely affected by import duties imposed on its products.

EMPLOYEES
- ---------
                  As of December 31, 1995, the Company had 131 employees, 4 of whom were executive officers of the Company. Of the remaining employees, 9 were office personnel, 104 were employed in manufacturing, quality assurance, research and development, purchasing, shipping and warehousing and 14 were sales personnel. As of December 31, 1994, the total number of employees of the Company was 114. The increase of 17 employees between 1994 and 1995 was due primarily to an increase in manufacturing personnel.


ITEM 2.           DESCRIPTION OF PROPERTY
- -------           -----------------------
                  The Company occupies a 50,000 square foot office, sales, manufacturing and warehouse facility in Nassau County, Florida. This facility has been utilized as the Company's primary manufacturing facility and headquarters since 1987. As a result of a sale leaseback transaction, the Company has leased this facility since July 1989. The Company's current lease is for a six year term ending April 30, 1999, at an annual base rental of $110,000 (plus annual inflationary escalations). The lease provides the Company with options to extend the lease for two additional five year terms at prevailing market rental rates; however, to the extent the Company makes certain improvements to the facility, the Company may elect to extend the lease at the present rental rate. In addition, the lease requires the Company to pay all utilities and maintenance expenses incurred in connection with the premises, as well as all real estate taxes, insurance, water and sewer charges. The Company believes that it has adequate insurance coverage for this property and its contents.

ITEM 3.           LEGAL PROCEEDINGS
- ------            -----------------
                  As a part of the Company's Plan, unsecured creditors were given the opportunity to elect to receive cash or stock in satisfaction of their claims. Osprey International, Ltd. ("Osprey") did not elect stock. Pursuant to the provisions of the Plan, the failure to elect stock constituted a cash election. Pursuant to the Plan, Osprey was entitled to receive $7,500 in cash. After the Plan's effective date, Osprey filed a motion to permit it to elect stock. On July 25, 1994, the Bankruptcy Court denied Osprey's motion on the grounds that it was both moot and meritless. The Bankruptcy Court also denied Osprey's subsequent motion to alter or amend the Order denying the motion to permit a stock election and Findings of Fact and Conclusions of Law separately entered. On November 7, 1994, Osprey filed a Notice of Appeal of the Bankruptcy Court's Orders. In its appeal, Osprey requested the Bankruptcy Court to require the Company to issue to Osprey certain shares previously held in a disputed claims reserve account established by the Company in connection with its reorganization, plus new shares of Common Stock to satisfy its claim. Osprey has not sought monetary relief as part of its claim.

OTHER LEGAL MATTERS
- -------------------
                  In November 1989, the Federal Trade Commission (the "FTC") conducted an investigation into the accuracy of the Company's claims that body armor it sold between 1988 and 1990 complied with testing and certification procedures promulgated by the NIJ.

                  On November 2, 1994, the FTC issued a consent order embodying a voluntary settlement of the FTC's charges that the Company engaged in false advertising. Under the consent order, the Company admitted no violations of law but agreed to establish a Body Armor Replacement Program (the "Program") under which persons who had purchased body armor covered by the Program would be identified and offered the chance to buy new, replacement body armor at a reduced price. The consent order sets forth many detailed requirements governing the conduct of the Program, the retention of records and the avoidance of false or misleading advertising. Failure to comply with the requirements could make the Company liable for civil penalties.

                  On January 4, 1995, the Company filed with the FTC a comprehensive Compliance Report detailing the manner in which it was performing the obligations imposed upon it by the consent order. As of March 18, 1996, the FTC had not asked for additional information or questioned the Company's compliance with the consent order.

                  In addition to the above, the Company, in the normal course of its business, is subject to claims and litigation in the areas of product and general liability. The Company believes that it has adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on the Company's financial statements is generally limited to the amount of its insurance deductibles. Management does not believe at this time that any such claims will have a material impact on the Company's financial position.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------            ---------------------------------------------------

                        There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1995.


                                    PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- -------           --------------------------------------------------------

                  Effective March 18, 1996, the Company's Common Stock began trading on the American Stock Exchange under the symbol "ABE". The closing price of the Company's Common Stock on its first day of trading on the American Stock Exchange was $5.375. Prior to March 18, 1996, the Company's Common Stock was traded in the over-the-counter market, and was listed in the bid and ask quotes of brokers as reported by the National Quotation Bureau, Inc. (the "Bulletin Board") under the symbol "ABOA".

                  The following table sets forth the range of high and low bid prices of the Company's Common Stock as listed on the Bulletin Board for the last two fiscal years. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The stock bid prices were determined from information provided by a majority of the market makers for the Company's Common Stock to the Bulletin Board.

            Common Stock                        Bid Prices
                                                 High             Low
                                                 ----             ---
           Fiscal Year 1994
           ----------------

         Quarter Ended 3/31/94                  $2.50            $ .75
         Quarter Ended 6/30/94                  $2.50            $1.00
         Quarter Ended 9/30/94                  $2.25            $1.25
         Quarter Ended 12/31/94                 $2.00            $1.00


           Fiscal Year 1995
           ----------------
         Quarter Ended 3/31/95                  $1.25            $ .75
         Quarter Ended 7/1/95                   $1.00            $ .625
         Quarter Ended 9/30/95                  $ .9375          $ .875
         Quarter Ended 12/31/95                 $3.25            $1.00




                  As of March 14, 1996, the number of holders of record of the Company's Common Stock was approximately 500. Holders of shares held in "nominee" or street names are included in this number.

                  The Company did not declare any cash dividends on its Common Stock during the last three fiscal years, and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any earnings in the near future will be utilized to fund the growth of the Company's business. In addition, the Company is precluded from paying dividends on its Common Stock pursuant to its financing agreement with LaSalle Business Credit, Inc. ("LaSalle").

                  In late 1995, the Company elected to convert 242,851 shares of the Company's Preferred Stock to Common Stock at 110% of the aggregate stated value of the Preferred Stock at a conversion price equal to the fair market value of the Common Stock. The fair market value of the Common Stock was determined by an independent valuation firm as of the conversion date. See Item 1, "Description of Business - General".

                  On January 19, 1996, the Board of Directors of the Company elected to require the holders of the Company's Preferred Stock to convert such shares to shares of the Company's Common Stock at 110% of the aggregate stated value of the Preferred Stock, at a conversion price of $.77 per share (fair market value, as determined by an independent valuation firm), as required by the Company's Amended and Restated Articles of Incorporation. All shares of the Company's Preferred Stock were deemed to have been converted upon such election by the Board of Directors. See Item 1, "Description of Business - General".


ITEM 6.           MANAGEMENT'S DISCUSSION AND
- -------           ANALYSIS OR PLAN OF OPERATIONS
                  ------------------------------

                  This analysis of the Company's results of operations and financial condition should be viewed in conjunction with the accompanying financial statements, including the notes thereto, contained in Item 7 of this Annual Report on Form 10-KSB.

Results of Operations
- ---------------------
Fresh-Start Reporting
- ---------------------

                  The Company emerged from Chapter 11 bankruptcy reorganization on September 20, 1993 as a result of the confirmation of the Company's Plan by the Bankruptcy Court. In connection with the confirmation of the Plan, the Company adopted "fresh-start reporting" in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Accordingly, since September 20, 1993, the Company's financial statements have been prepared as if it were a new reporting entity.


Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

- ---------------------------------------------------------------------

                  Net sales for the fiscal year ended December 31, 1995 ("Fiscal 1995") amounted to $11,741,367, as compared to $11,355,142 for the fiscal year ended December 31, 1994 ("Fiscal 1994"). This increase of $386,225 (3.4%) between periods results primarily from an increase in sales in the domestic market.

                  The Company's gross profit amounted to $4,298,287 (37% of sales) in Fiscal 1995, as compared to $3,614,339 (32% of sales) in Fiscal 1994. The increase of $683,948 in gross profit in Fiscal 1995 is due to positive manufacturing variances (better utilization of labor and purchases of raw material). In addition, the domestic market experienced better margins and contributed a greater percentage to the overall sales figures.

                  Selling, general and administrative expenses ("SG&A Expenses") amounted to $2,976,975 (25.3% of sales) in Fiscal 1995, as compared to $2,432,521 (21.4% of sales) in Fiscal 1994. The increase in SG&A Expenses amounted to $544,454 or 22.3%. Increases in salaries for additional personnel in the sales and marketing areas of the Company and domestic commissions (due to the increase in domestic sales) comprised the majority of the overall increase in SG&A Expenses. In addition, increased domestic travel costs were incurred and certain costs associated with the KFH Transaction are included in the Fiscal 1995 expenses.

                  Increases in research and development expenses were incurred due to new vest certification and testing costs, as well as in connection with the ISO 9002 certification of the Company's quality control standards. The Company received the ISO 9002 certification in October 1995. See Item 1, "Description of Business-Research and Development".

                  Non-operating income amounted to $227,500 in Fiscal 1995. This income is non-recurring and relates to the termination of a non-compete agreement entered into in 1990 between the Company and a competitor.

                  Interest expense of $280,891 in Fiscal 1995 represents an increase of $64,573 (or 30%), as compared to Fiscal 1994. This increase resulted primarily from higher borrowings under the Company's financing agreement with LaSalle.

                  Income before income taxes for Fiscal 1995 amounted to $823,803, as compared to $701,904 for Fiscal 1994. This increase in pre-tax profit reflects the improved margins and non-recurring, non-operating income received in Fiscal 1995, being partially offset by the increase in SG&A Expenses.

                  Effective September 20, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). In accordance with this standard, the Company recorded a deferred tax asset, representing its cumulative net operating loss carryforward and deductible temporary differences, subject to applicable limits and an asset valuation allowance. Any future benefit obtained from the realization of this asset will be applied to reduce the reorganization value in excess of amounts allocable to identifiable assets. As of December 31, 1995, the gross amount of this deferred tax asset was $2,037,000, of which the entire amount has been offset by a valuation allowance.

                  The Company's backlog of orders consists of orders received but not yet manufactured. As of March 8, 1996, the Company had a backlog of orders of approximately $2,900,000. Management believes that a backlog of approximately four weeks production provides for reasonable production scheduling. See Item 1, "Description of Business - Backlog".

Liquidity and Capital Resources
- --------------------------------

                  The Company's principal sources of working capital during Fiscal 1995 were bank borrowings from LaSalle and trade credit. The Company's financing agreement with LaSalle was renewed effective July 1, 1994, at terms more favorable to the Company. The interest rate charged by LaSalle decreased to LaSalle's Reference Rate plus 2.0% from LaSalle's Reference Rate plus 3.75%. As of December 31, 1995, the interest rate on the outstanding loans was 10.5%. The new financing agreement provides a revolving credit facility for borrowings of up to $3,000,000 in the aggregate, with maximum availability based upon 50% of eligible inventories (with a cap of $850,000) and 85% of eligible accounts receivable. An additional $250,000 capital expenditure facility also became effective on July 1, 1994. The financing agreement contains certain restrictive covenants, including limitations on the encumbrance and transfer of assets, the creation of indebtedness and the maintenance of certain levels of tangible net worth and working capital. In addition, the financing agreement restricts the payment of dividends other than dividends on Preferred Stock. The financing agreement is collateralized by substantially all of the Company's assets. The financing agreement expires on June 30, 1996, and is subject to a 1% prepayment penalty.

                  As of December 31, 1995, the Company was indebted to LaSalle in the aggregate amount of $1,997,060, and had additional availability from which to borrow in the amount of approximately $230,000, as compared to $1,668,061 and $295,377, respectively, as of December 31, 1994.

                  In conjunction with the Plan, the Company retained or incurred administrative claims liabilities amounting to $925,000. This amount included unsecured creditors electing cash payments upon the effective date of the Plan, professional fees awarded by the Bankruptcy Court for services provided during the pendency of the proceeding, amounts set aside for contingent or disputed claims and deferred claims payments required by the Confirmation Order. As of December 31, 1995, $736,294 of these liabilities had been paid and the remaining balance of $188,706 is included in current liabilities as of December 31, 1995.

                  As of December 31, 1995, the Company had working capital of $795,370, which reflects an improvement of $755,038 from December 31, 1994. This increase reflects the Company's continued profitability.

                  The Company had an income tax net operating loss carryforward ("NOL") of approximately $4,700,000 as of December 31, 1995. Until January 18, 1996, this loss carryforward was relatively unrestricted as to the amount which could have been utilized in any year to offset future income tax liabilities of the Company. However, due to the sale of all of the issued and outstanding shares of capital stock owned by Clark Schwebel and Hexcel on January 18, 1996 to KFH, which sale resulted in a change in control of the Company, the amount of the NOL that can be utilized in any one year is restricted to approximately $300,000.

                  The Company anticipates that continuing profitable operations and utilization of its line of credit borrowing capacity with LaSalle will enable the Company to meet its liquidity and working capital requirements during the next year. Such requirements include generating sufficient cash to make payments required under the Plan and the purchase of capital equipment.

                  The Company is in the process of finalizing its capital expenditure plan for the fiscal year ending December 31, 1996. Such expenditures approximate $250,000, which will include, among other things, upgrading the Company's Management Information Systems and miscellaneous capital equipment during the next twelve month period.

Effect of Inflation and Changing Prices
- ---------------------------------------

                  The Company is effected by changes in the cost of its raw materials, primarily fabric woven from Kevlar(Registered) yarn and Spectra Shield(Registered), which costs have not increased substantially over the past year. Such increases can normally be passed on to customers in the normal course of business. The Company does not expect inflation to have a material impact on either the Company's ability to obtain raw materials or its results of operations.


ITEM 7.           FINANCIAL STATEMENTS
- ------            --------------------
                  The following financial statements for the fiscal years ended December 31, 1995 and 1994 are furnished as part of this Annual Report on Form 10-KSB:

      Index to Financial Statements                               Pages
      -----------------------------                               -----
         Financial Statements                                      F-1

         Independent Auditors' Report                              F-2

         Balance Sheet                                             F-3

         Income Statement                                          F-4

         Statements of Stockholders' Equity                        F-5

         Statements of Cash Flows                                  F-6

         Notes to Financial Statements                     F-7 to F-17




INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
  American Body Armor & Equipment, Inc.
Fernandina Beach, Florida

We have audited the accompanying balance sheets of American Body Armor & Equipment, Inc. (the "Company") as of December 31, 1995 and 1994 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Jacksonville, Florida
February 23, 1996


                 AMERICAN BODY ARMOR & EQUIPMENT, INC.

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994

ASSETS                                                 1995            1994
                                                       ----            ----
CURRENT ASSETS:
 Cash and cash equivalents                        $   272,972       $   315,231
 Accounts receivable, net of allowance for
  doubtful accounts of $100,000                     2,319,754         1,574,990
Inventories                                         1,101,935         1,042,405
Prepaid expenses and other current assets             287,000            90,458
                                                  -----------       -----------
     Total current assets                           3,981,661         3,023,084

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $270,450 and $122,379                474,359           502,935

REORGANIZATION VALUE IN EXCESS OF AMOUNTS
 ALLOCABLE TO IDENTIFIABLE ASSETS, net              3,586,574         3,886,574

OTHER ASSETS                                          117,867            57,906
                                                  -----------       -----------
TOTAL ASSETS                                      $ 8,160,461       $ 7,470,499
                                                  ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt and capitalized
  lease obligation                                $ 2,082,398       $ 1,681,544
 Accounts payable, accrued expenses and other
  current liabilities                               1,103,893         1,301,208
                                                  -----------       -----------
     Total current liabilities                      3,186,291         2,982,752

LONG-TERM DEBT AND CAPITALIZED LEASE
 OBLIGATION, less current portion                      27,550            60,793
                                                  -----------       -----------
     Total liabilities                              3,213,841         3,043,545
                                                  -----------       -----------
COMMITMENTS AND CONTINGENCIES
 (Notes 7, 8, 9 and 10)

STOCKHOLDERS'EQUITY:
 Convertible preferred stock, $1 stated value,
  1,700,000 shares authorized, 1,214,292
  and 1,457,143 shares issued and outstanding       1,214,292         1,457,143
 Common stock, $.03 par value, 15,000,000 shares
  authorized, 5,091,133 and 4,697,255 shares
  issued and outstanding                              152,734           140,918
 Additional paid-in capital                         2,592,761         2,318,890
 Retained earnings                                    986,833           510,003
                                                  -----------       -----------

     Total stockholders' equity                     4,946,620         4,426,954
                                                  -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 8,160,461       $ 7,470,499
                                                  ===========       ===========

NET SALES                                         $11,741,367       $11,355,142

COST AND EXPENSES:
 Cost of sales                                      7,443,080         7,740,803
 Selling, general and administrative expenses       2,976,975         2,432,521
 Research and development costs                       444,118           263,596
 Interest expense, net                                280,891           216,318
                                                  -----------       -----------
                                                   11,145,064        10,653,238
                                                  -----------       -----------
OPERATING INCOME                                      596,303           701,904

NON-OPERATING INCOME                                  227,500
                                                  -----------       -----------
INCOME BEFORE INCOME TAXES                            823,803           701,904

INCOME TAXES                                          303,650           278,500
                                                  -----------       -----------
NET INCOME                                        $   520,153       $   423,404
                                                  ===========       ===========
NET EARNINGS PER COMMON SHARE AND
 COMMON EQUIVALENT SHARE                          $      0.08       $      0.07
                                                  ===========       ===========

See notes to financial statements.


AMERICAN BODY ARMOR & EQUIPMENT, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995 AND 1994


                                   Convertible
                                 Preferred Stock        Common Stock
                              ---------------------   ------------------  Additional
                                           Stated                  Par      Paid-in    Retained
                                 Shares    Value        Shares    Value     Capital    Earnings    Total
                               ---------  ---------   ---------  --------  ----------  --------  ---------

BALANCE, JANUARY 1, 1994       1,700,000  $1,700,000  4,415,833  $132,475  $2,075,441  $137,599  $4,045,515

 Dividends on preferred stock                                                           (51,000)    (51,000)

 Conversion of preferred stock  (242,857)  (242,857)   275,400      8,262     234,595

 Issuance of stock in lieu of
  directors' fees                                        6,022        181       8,854                 9,035

 Net income                                                                             423,404     423,404
                               ---------  ----------  ---------  --------  ----------  --------  ----------
BALANCE, DECEMBER 31, 1994     1,457,143   1,457,143  4,697,255   140,918   2,318,890   510,003   4,426,954

 Dividends on preferred stock                                                           (43,323)    (43,323)

 Conversion of preferred stock  (242,851)   (242,851)   346,922    10,408     232,443

 Issuance of stock in lieu of
  directors' fees                                        14,000       420      13,580                14,000

 Issuance of stock granted
  under stock plans                                      32,956       988      27,848                28,836

 Net income                                                                             520,153     520,153
                               ---------  ----------  ---------  --------  ----------  --------  ----------
BALANCE, DECEMBER 31, 1995     1,214,292  $1,214,292  5,091,133  $152,734  $2,592,761  $986,833  $4,946,620
                               =========  ==========  =========  ========  ==========  ========  ==========

See notes to financial statements.



AMERICAN BODY ARMOR & EQUIPMENT, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                    1995      1994
OPERATING ACTIVITIES:
 Net income                                      $ 520,153  $ 423,404
 Adjustments to reconcile net income to cash
  used in operating activities:
   Depreciation and amortization                   148,071    118,116
   Gain on disposal of property and equipment         (750)
   Deferred income taxes                           300,000    263,500
   Directors' fees                                  14,000      9,035
   Increase in accounts receivable                (744,764)  (558,509)
   Increase in inventories                         (59,530)  (107,832)
   (Increase) decrease in prepaid expenses
    and other assets                              (256,503)    95,628
   Decrease in accounts payable, accrued
    liabilities and other current liabilities     (168,479)  (370,733)
                                                 ---------  ---------
     Net cash used in operating activities        (247,802)  (127,391)
                                                 ---------  ---------

INVESTING ACTIVITIES:
 Capital expenditures                             (128,495)  (117,897)
 Proceeds from disposal of property
  and equipment                                      9,750
                                                 ---------  ---------
     Net cash used in investing activities        (118,745)  (117,897)
                                                 ---------  ---------
FINANCING ACTIVITIES:
 Preferred stock dividends                         (43,323)   (51,000)
 Borrowings under capital expenditures facility     52,000
 Repayments of long-term debt and capitalized
  lease obligation                                 (13,388)    (4,391)
 Net borrowings under line of credit               328,999    595,817
                                                 ---------  ---------
     Net cash provided by financing activities     324,288    540,426
                                                 ---------  ---------
NET (DECREASE) INCREASE IN CASH                    (42,259)   295,138

CASH, BEGINNING OF YEAR                            315,231     20,093
                                                 ---------  ---------
CASH, END OF YEAR                                $ 272,972  $ 315,231
                                                 =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Income taxes paid                               $   3,400  $  15,000
                                                 =========  =========
 Interest paid                                   $ 273,538  $ 213,798
                                                 =========  =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING

 AND FINANCING ACTIVITIES:
  Capitalized lease obligation entered into
   for equipment                                            $  43,451
                                                            =========

 Issuance of stock granted under stock plan      $  28,836
                                                 =========

See notes to financial statements.



AMERICAN BODY ARMOR & EQUIPMENT, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business - American Body Armor & Equipment, Inc. is a manufacturer of ballistic and stab resistant armor and bomb disposal equipment. The Company's products are sold domestically and internationally, primarily to law enforcement agencies and the military. The Company has no foreign manufacturing operations.

      Basis of Presentation - On September 20, 1993, the Company emerged from Chapter 11 bankruptcy reorganization and adopted the recommended fresh-start reporting treatment for such entities, as set forth in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). As such, the Company's 1995 and 1994 financial statements have been prepared as if the Company were a new reporting entity and are not comparable to financial statements of previous periods.

      The Company's Plan of Reorganization under Chapter 11 bankruptcy became effective on September 20, 1993 (the "Effective Date"). The Plan of Reorganization was designed to repay secured claims in full with interest without impairment, to repay over time unsecured claims related to an FTC Replacement Vest Consent Agreement (see Note 8) via replacement of vests, and to repay general unsecured, tort and lease claims in cash or a combination of preferred and common stock.

      In connection with the adoption of fresh-start reporting, the Company was required to determine its reorganization value by consideration of several factors and reliance on various valuation methods, including discounted estimated future cash flows, market comparables and price/earnings ratios. All such valuations depended in large part upon the Company's projected future operating results and cash flows, with such projections including assumptions as to anticipated sales and margins, marketing plans, operating expense levels and capital expenditure programs.

      Cash Equivalents - The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      Concentration of Credit Risk - The Company's accounts receivable consist of amounts due from customers, including amounts due from distributors, located throughout the United States. International sales generally require cash in advance or confirmed letters of credit on U.S. banks.

      Inventories - Inventories are stated at the lower of cost or market determined on the first-in, first-out ("FIFO") basis.





AMERICAN BODY ARMOR & EQUIPMENT, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994 (Continued)


      Property and Equipment - In accordance with SOP 90-7, property and equipment consisting primarily of manufacturing equipment and office furniture and fixtures were recorded at their estimated fair values upon emergence from bankruptcy. Subsequent additions of property and equipment have been recorded at cost. Property and equipment are depreciated over their estimated useful lives of 3 to 10 years on a straight-line basis.

      Reorganization Value in Excess of Amounts Allocable to Identifiable Assets
      - Reorganization value in excess of amounts allocable to identifiable assets is amortized or otherwise reduced in amounts not less than those which would be recognized on a straight-line basis over twenty-five years.

      Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Income Taxes - In connection with the adoption of fresh-start reporting, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method specified thereunder, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are offset by deferred tax assets representing the tax-effected cumulative net operating loss carryforwards and deductible temporary differences, subject to applicable limits and an asset valuation allowance. Future benefits obtained from utilization of net operating loss carryforwards or from the reduction in the income tax asset valuation allowance existing on September 20, 1993 have been and will be applied to reduce reorganization value in excess of amounts allocable to identifiable assets.

      Revenue Recognition - The Company records sales at gross amounts to be received, including amounts to be paid to agents as commissions. Non-operating income includes amounts received in settlement of a non-competition agreement.

      New Accounting Standards - Statement of Financial Accounting Standards
      (SFAS) No. 123, "Accounting for Stock-Based Compensation", establishes financial accounting and reporting requirements for stock-based employee compensation plans. The Company intends to adopt the reporting requirements of SFAS 123 in 1996 and does not expect implementation of the new standard to have a significant impact on its financial position or results of operations. The Company will also be required to adopt the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" for the year ending December 31, 1996. The impact of such adoption is not presently known.








AMERICAN BODY ARMOR & EQUIPMENT, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994 (Continued)


2.    INVENTORIES

      Inventories are summarized as follows:

                                                December 31,
                                         ---------------------------
                                            1995             1994
                                         ----------       ----------
        Raw materials                    $  546,707       $  651,479
        Work-in-process                     382,680          273,838
        finished goods                      172,548          117,088
                                         ----------       ----------
                                         $1,101,935       $1,042,405
                                         ==========       ==========





3.    ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accounts payable, accrued expenses and other current liabilities are summarized as follows:

                                                December 31,
                                         ---------------------------
                                            1995             1994
                                         ----------       ----------
        Trade and other payables         $  466,441       $  524,769
        Accrued expenses:
         Payroll and related taxes          143,721          146,675
         Unresolved bankruptcy claims       188,706          279,082
         Other                              240,470           70,227
        Other current liabilities            64,555          280,445
                                         ----------       ----------

                                         $1,103,893       $1,301,208
                                         ==========       ==========


AMERICAN BODY ARMOR & EQUIPMENT, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994 (Continued)


4.    INDEBTEDNESS

                                                           December 31,
                                                    -------------------------
                                                       1995            1994
                                                   -----------      ----------
   Debt:
    Line-of-credit under revolving credit and
     security agreement expiring June 30, 1996      $1,997,060      $1,668,061

    Capital expenditure facility under revolving
     credit and security agreement expiring
     June 30, 1996                                      52,000

    Mortgage loan payable in monthly installments
     of $310 including interest at 8.5 percent
     through August 1996, with a balloon installment
     of $23,684 due September 1996, collateralized by
     a first mortgage on a condominium apartment        24,886          26,301

    Other installment loan                                 839           4,524
                                                   -----------      ----------
                                                     2,074,785       1,698,886
   Less current portion                             (2,074,785)     (1,673,256)
                                                   -----------      ----------
                                                   $     -          $   25,630
                                                   ===========      ==========

   Capitalized lease obligation:
    Equipment lease bearing interest at 10.88%,
     expiring November, 1999, collateralized by
     equipment with an amortized cost of
     approximately $35,000 at December 31, 1995    $    35,163      $   43,451

   Less current portion                                 (7,613)         (8,288)
                                                   -----------      ----------
                                                   $    27,550      $   35,163
                                                   ===========      ==========


      Effective with the emergence from Chapter 11 bankruptcy reorganization, the Company entered into a revolving credit facility replacing the Company's previous pre-petition and "debtor-in-possession" facility. The revolving credit facility, as renewed July 1, 1994, provides for the borrowing in the aggregate of up to $3,000,000, with maximum availability based upon 50% of eligible inventories (with a cap of $850,000) and 85% of eligible accounts receivable. Interest is payable at the Bank's Reference Rate plus 2% (10.5% at December 31, 1995). Additional borrowings of approximately $230,000 were available under the revolving credit facility at December 31, 1995. The Company also has a related capital expenditures facility which provides for borrowings up to $250,000. The facility contains certain restrictive covenants including limitations on the encumbrance and transfer of assets and the creation of indebtedness and the maintenance of certain levels of tangible net worth and working capital. In addition, the facility restricts the payment of dividends other than those dividends on preferred stock. The agreement is collateralized by substantially all of the Company's assets other than those assets collateralizing the mortgage and installment loan.






AMERICAN BODY ARMOR & EQUIPMENT, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994 (Continued)


      Aggregate principal maturities on indebtedness are as follows:

                                                                 Obligation
                                                                    Under
                                                                 Capitalized
       Year ending December 31,                     Debt             Lease
                                                 -----------       ----------
       1996                                      $ 2,074,785           11,065
       1997                                                            11,065
       1998                                                            11,065
       1999                                                            10,143
                                                 -----------       ----------
                                                 $ 2,074,785           43,338
                                                 ===========
       Less amount representing interest
        on obligation under capitalized lease                          (8,175)
                                                                   ----------
                                                                   $   35,163
                                                                   ==========



5.    SALES INFORMATION AND SIGNIFICANT CUSTOMERS

      Information with respect to sales to principal geographic areas for the years ended December 31, 1995 and 1994 is as follows:

                                                    1995              1994

                                                 -----------       -----------
       Foreign                                   $ 1,370,003       $ 1,594,831
       Domestic                                   10,371,364         9,760,311
                                                 -----------       -----------
                                                 $11,741,367       $11,355,142
                                                 ===========       ===========



      Approximately 32% of the Company's sales during the year ended December 31, 1994 were derived from two significant customers, the United States government, including various agencies, and the government of Puerto Rico.





AMERICAN BODY ARMOR & EQUIPMENT, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994 (Continued)


6.    INCOME TAXES

      Income tax expense for the years ended December 31, 1995 and 1994 consisted of the following components:

                                                    1995              1994
                                                 -----------       -----------
       Current                                   $     3,650       $    15,000
       Deferred                                      300,000           263,500
                                                 -----------       -----------
       Total provision for income taxes          $   303,650       $   278,500
                                                 ===========       ===========

      Significant components of the Company's net deferred tax asset are as follows:

                                                    1995              1994
                                                 -----------       -----------
       Deferred tax assets:
        Reserves not currently deductible        $   206,000       $   217,500
        Operating loss carryforwards               1,783,000         1,755,000
        Other                                         48,000           133,000
                                                 -----------       -----------
                                                   2,037,000         2,105,500
       Deferred tax asset valuation allowance     (2,037,000)       (2,105,500)
                                                 -----------       -----------
       Net deferred tax asset                    $     -            $     -
                                                 ===========       ===========

      The Company provided a valuation allowance of $2,037,000 and $2,105,500 against deferred tax assets recorded as of December 31, 1995 and 1994 in view of, among other things, historical operating losses and the expiration dates and other limitations on usage of the net operating loss carryforwards.

      The Plan of Reorganization resulted in an ownership change since a substantial portion of the new stock was issued to the creditors of the Company. However, since the ownership change occurred pursuant to Chapter 11 proceedings and because more than 50% of the new stock was issued to qualifying creditors and shareholders, the Company has taken advantage of certain favorable rules contained in Section 382(1)(5) relating to usage of net operating losses. After an ownership change, Section 382(1)(5) requires a reduction in the amount of net operating loss carryforwards and other tax attributes. As of emergence from bankruptcy, the net operating loss carryforward was estimated to have been reduced to approximately $5,200,000 as a result of the adjustments required by Section 382. As of December 31, 1995 the Company's net operating losses approximate $4,700,000 and expire in varying amounts in fiscal years 2003 to 2008. See also Note 12.



AMERICAN BODY ARMOR & EQUIPMENT, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994 (Continued)


7.    OPERATING LEASES

      The Company leases its manufacturing facilities under a six year operating lease expiring in 1999, with an option to renew. The Company is also party to various other equipment and vehicle leases. Approximate total future minimum annual lease payments under all such arrangements are as follows:


               Year ending December 31

                       1996                      $174,000
                       1997                       165,000
                       1998                       141,000
                       1999                       132,000
                       2000                        47,000
                                                 --------
                                                 $659,000
                                                 ========


      The Company incurred rent expense of approximately $161,000 and $167,000 during the years ended December 31, 1995 and 1994.

8.    COMMITMENTS AND CONTINGENCIES

      Chapter 11 Proceedings - The Company has provided for payment of certain classes of bankruptcy related claims. Such amounts include amounts with respect to claims that have been allowed by the Bankruptcy Court, as well as amounts with respect to claims that are still being disputed by the Company. Among the disputed claims is one in which an unsecured creditor did not originally exercise its opportunity to elect to receive stock in satisfaction of its claim, but has since asserted that it is so entitled. While there can be no assurance that the actual amounts of any such claims that are ultimately allowed by the Bankruptcy Court will not exceed the amounts reserved, the Company does not expect that any variance between such actual and reserved amounts will have a material adverse effect on the Company's financial position.

      Employment Contracts - The Company is party to several employment contracts with its management. Such contracts are for varying periods and include restrictions on competition after termination. These agreements provide for salaries, bonuses and other benefits and also specify and delineate the granting of various stock options, as further described in
      Note 9.







AMERICAN BODY ARMOR & EQUIPMENT, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994 (Continued)


      Legal/Litigation Matters - In November 1989, the Federal Trade Commission ("FTC") conducted an investigation into the accuracy of the Company's claims that body armor sold by the Company between 1988 and 1990 complied with testing and certification procedures promulgated by the National Institute of Justice ("NIJ"). On November 2, 1994, the FTC issued a consent order embodying a voluntary settlement of the FTC's charges that the Company engaged in false advertising. Under the consent order, the Company admitted no violations of law but agreed to establish a Body Armor Replacement Program (the "Program") under which persons who had purchased body armor covered by the Program would be identified and offered the chance to buy new, replacement body armor at a reduced price. The consent order sets forth many detailed requirements governing the conduct of the Program, the retention of records and the avoidance of false or misleading advertising. Failure to comply with the requirements could make the Company liable for civil penalties. On January 4, 1995, the Company filed with the FTC a comprehensive Compliance Report detailing the manner in which it was performing the obligations imposed upon it by the consent order. The FTC has not asked for additional information or questioned the Company's compliance with the consent order. Management has established reserves to cover the estimated cost of the above program.

      In addition to the above, the Company, in the normal course of business, is subjected to claims and litigation in the areas of product and general liability. Management does not believe any of such claims will have a material impact on the Company's financial position.

9.    STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

      Convertible Preferred Stock - The Plan of Reorganization provided for the filing by the Company of its Restated Articles of Incorporation which authorized the issuance of 15,000,000 shares of common stock, $.03 par value ("common stock") and 1,700,000 shares of $1 stated value, 3% convertible preferred stock ("preferred stock"). Pursuant to the Plan of Reorganization, the Company issued 4,415,833 shares of its new common stock and 1,700,000 shares of preferred stock.

      In 1995 and 1994, the Company elected to convert 242,851 shares of preferred stock to common stock at $.77 per share and 242,857 shares of preferred stock to common stock at $.97 per share, respectively, under conversion provisions calling for the issuance of common stock, the fair market value of which represents 110% of the aggregate stated value of the preferred stock then subject to redemption.

      Stock Options and Grants - In 1994, the Company implemented an incentive stock plan and an outside directors' stock plan, which plans collectively provide for the granting to certain key employees of options to acquire the Company's common stock as well as providing for the grant of common stock to outside directors and to all full time employees. Pursuant to such plans, 1,050,000 shares of common stock were reserved and made available for distribution. The option prices of stock which may be purchased under the incentive stock plan are not less than the fair market value of common stock on the dates of the grants. Stock granted under the plans results in the recognition of compensation expense in the Company's financial statements.








AMERICAN BODY ARMOR & EQUIPMENT, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994 (Continued)


      The following is a summary of stock option activity in 1995 and 1994:



                                                                     Number of
                                                     Option Price     Shares
                                           Shares     Per Share     Exercisable
                                           ------    ------------   -----------

      Granted                             727,500    $.79 - $1.05     384,000
      Forfeited                           (69,000)   $.79 - $1.05
                                          -------

      Outstanding at December 31, 1994    658,500                     384,000

      Granted                             136,000    $.97
      Forfeited                           (11,000)   $.79 - $1.05
                                          -------

      Outstanding at December 31, 1995    783,500                     461,667
                                          =======



      The following is a summary of employee stock grant activity in 1995 and 1994:

                                           Shares
                                           ------

      Granted                             128,500

      Forfeited                            (9,877)
                                          -------

      Outstanding at December 31, 1994    118,623

      Issued                               32,956
      Forfeited                           (14,186)
                                          -------

      Outstanding at December 31, 1995     71,481
                                          =======

      Under this plan, 14,000 and 6,022 shares were issued to directors in 1995 and 1994, respectively.



AMERICAN BODY ARMOR & EQUIPMENT, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994 (Continued)


      Earnings Per Share - The following table details the number of shares used in computing primary and fully diluted earnings per share:

                                                          1995          1994
                                                       ----------    ----------
        Primary:
         Weighted average common shares outstanding    4,753,999     4,625,394

         Effect of shares issuable under stock option
          and stock grant plans, based on the treasury
          stock method                                    325,290       254,498

         Effect of shares issuable under conversion of
          preferred stock                               1,290,383       922,507
                                                       ----------    ----------
                                                        6,369,672     5,802,399
                                                       ==========    ==========
        Fully diluted:
         Weighted average common shares outstanding     4,753,999     4,625,394

         Effect of shares issuable under stock option
          and stock grant plans, based on the treasury
          stock method                                    598,191       284,319

         Effect of shares issuable under conversion of
          preferred stock                               1,290,383       922,507
                                                       ----------    ----------

                                                        6,642,573     5,832,220
                                                       ==========    ==========

         Primary and fully diluted earnings per share are the same amounts.


10.   RELATED PARTY TRANSACTIONS

      The Company purchases a primary raw material for the manufacture of its products from a significant stockholder. During the years ended December 31, 1995 and 1994 approximately $5,040,000 and $3,428,000 of such materials were purchased. No amounts were payable to such stockholder as of December 31, 1995 and 1994. See also Note 12.







AMERICAN BODY ARMOR & EQUIPMENT, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994 (Continued)


11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      At December 31, 1995 and 1994, the Company's financial instruments consisted of cash and cash equivalents, receivables, payables and other evidences of indebtedness. Because the cash equivalents and receivables and payables have short maturities, their market value approximates their carrying value as presented in the balance sheets. Effective September 20, 1993, the Company restructured the terms of its liabilities in accordance with the Plan of Reorganization, which resulted in the issuance of indebtedness at then fair market values. The Company later renewed its bank credit facility on then market terms in June, 1994. Because the interest rates on the Company's indebtedness are generally variable and the debts are of relatively short maturities, management believes the carrying values of debt as of December 31, 1995 and 1994 approximate fair value.

12.   SUBSEQUENT EVENT

      On January 18, 1996, Kanders Florida Holdings, Inc. ("KFH") purchased a majority interest in the Company by acquiring all of the Company's preferred stock and common stock owned by the Company's two largest shareholders, Clark Schwebel, Inc. and Hexcel Corporation. Upon such transaction, the Company elected to convert all outstanding preferred stock to common shares. After this conversion, KFH owned approximately 66% of the Company.

      This change in control of the Company resulted in the imposition of an annual limitation on the use of the Company's net operating loss carryforwards in future years.


ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- ------            ACCOUNTING AND FINANCIAL DISCLOSURE
                  ------------------------------------------------

                  None.


                                   PART III


                  The information called for pursuant to this Part III, Items 9, 10, 11 and 12, is incorporated by reference from the Company's definitive proxy statement which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1995.

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
- ------            CONTROL PERSONS; COMPLIANCE WITH SECTION
                  16(a) OF THE EXCHANGE ACT
                  --------------------------------------------

ITEM 10.          EXECUTIVE COMPENSATION
- -------           ----------------------

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
- --------          OWNERS AND MANAGEMENT
                  -----------------------------------------

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED
- -------           TRANSACTIONS
                  -----------------------------------------



                                    PART IV


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K
- --------          -----------------------------------------
(a)      Exhibits

                  The following Exhibits are hereby filed as part of this Annual Report on Form 10-KSB:

EXHIBIT NO.       DESCRIPTION
- -----------       -----------
2.1               Order confirming Debtor's Third Amended and Restated Plan of
                  Reorganization with the Third Amended and Restated Plan of
                  Reorganization attached thereto (incorporated by reference from Exhibit 2 to Form 8-K, Current Report of the Company, dated October 1, 1993).


3.1 Articles of Restatement of Articles of Incorporation of American Body Armor & Equipment, Inc. (with the Amended and Restated Articles of Incorporation of American Body Armor & Equipment, Inc. attached thereto) (incorporated by reference from Exhibit 3 to Form 8-K, Current Report of the Company, dated October 1, 1993).

3.2* Amended and Restated Bylaws of American Body Armor & Equipment, Inc., as amended on January 18, 1996.

10.1 Loan and Security Agreement between American Body Armor & Equipment, Inc. and StanChart Business Credit dated September 21, 1993 (incorporated by reference from
                  Exhibit 10.2 to Form 10-KSB for the fiscal year ended December 31, 1993).

10.2 Revolving Loan Note dated October 27, 1993, effective as of September 20, 1993, between American Body Armor & Equipment, Inc. and StanChart Business Credit (incorporated by reference from Exhibit 10.3 to Form 10-KSB for the fiscal year ended December 31, 1993).

10.3 Amendment #1 to Loan and Security Agreement between American Body Armor & Equipment, Inc. and LaSalle Business Credit, Inc., dated September 20, 1993 (incorporated by reference from Exhibit 10(a) to Form 10-QSB for the quarterly period ended June 30, 1994).

10.4 Form of Indemnification Agreement for Directors of the Registrant, dated September 21, 1993 (incorporated by reference from Exhibit 10.4 to Form 10-KSB for the fiscal year ended December 31, 1993).

10.5 Form of Indemnification Agreement for Officers of the Registrant, dated February 28, 1994 (incorporated by reference from Exhibit 10.5 to Form 10-KSB for the fiscal year ended December 31, 1993).

10.6* Employment Agreement between Jonathan M. Spiller and American Body Armor & Equipment, Inc., effective January 18, 1996.**

10.7* Employment Agreement between J. Michael Elliott and American Body Armor & Equipment, Inc., effective January 18, 1996.**

10.8* Employment Agreement between Richard T. Bistrong and American Body Armor & Equipment, Inc., effective January 18, 1996.**

10.9 American Body Armor & Equipment, Inc. 1994 Incentive Stock Plan (incorporated by reference from Form S-8 filed on October 10, 1994, Reg. No. 33-018863).***

10.10 American Body Armor & Equipment, Inc. 1994 Directors Stock Plan (incorporated by reference from Form S-8 filed on October 31, 1994, Reg. No. 33-018863).***

10.11 Lease for the Company's primary facility located in Yulee, Florida, dated July 26, 1993, effective May 1, 1993 (incorporated by reference from Exhibit 28.1 to Form 10-KSB for the fiscal year ended December 31, 1993).

20.1 1996 Definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1995 (incorporated by reference).

27.1*             Financial Data Schedule.

          *  Filed herewith.
         **  This Exhibit represents a management contract.
        ***  This Exhibit represents a compensatory plan.



(b)      Reports on Form 8-K

                  During the Fourth Quarter of Fiscal 1995, there were no reports on Form 8-K filed by the Company. In the First Quarter of 1996, a report on Form 8-K was filed by the Company in connection with the KFH Transaction, which transaction resulted in a change in control of the Company.


                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AMERICAN BODY ARMOR & EQUIPMENT, INC.



                                         /s/Jonathan M. Spiller
                                         ----------------------------------
                                         Jonathan M. Spiller
                                         President and Chief Executive Officer

                                         Dated:  March 29, 1996

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/Jonathan M. Spiller                   /s/Warren B. Kanders
- -------------------------------          ----------------------------------
Jonathan M. Spiller                      Warren B. Kanders
President and Chief Executive Officer    Chairman of the Board of Directors
March 29, 1996                           March 29, 1996



/s/Carol T. Burke                        /s/Nicholas Sokolow
- -------------------------------          ----------------------------------
Carol T. Burke                           Nicholas Sokolow
Vice President - Finance                 Director
Principal Financial Officer              March 29, 1996
March 29, 1996


/s/Burtt R. Ehrlich
- -------------------------------
Burtt R. Ehrlich
Director
March 29, 1996



                                 EXHIBIT INDEX

The following Exhibits are filed herewith:

EXHIBIT NO.       DESCRIPTION
- -----------       -----------
3.2               Amended and Restated Bylaws of American Body Armor &
                  Equipment, Inc., as amended on January 18, 1996.

10.6 Employment Agreement between Jonathan M. Spiller and American Body Armor & Equipment, Inc., effective January 18, 1996.*

10.7 Employment Agreement between J. Michael Elliott and American Body Armor & Equipment, Inc., effective January 18, 1996.*

10.8 Employment Agreement between Richard T. Bistrong and American Body Armor & Equipment, Inc., effective January 18, 1996.*

27.1              Financial Data Schedule.



         *  This Exhibit represents a management contract.