Form 10KSB/A
period 1995-12-31
AMERICAN BODY ARMOR & EQUIPMENT INC
filed 1996-04-29
CIK 845752

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               FORM 10 - KSB/A-1
(Mark One)
           [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended: December 31, 1995

           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

                         Yes  X                   No ____

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

As of April 26, 1996, the registrant has 6,825,835 shares of Common Stock, par value of $.03 per share, outstanding, and the aggregate market value of outstanding voting stock (based upon closing of such stock on the American Stock Exchange at the close of business on April 26, 1996) held by non-affiliates was approximately $12,085,000.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                         Yes  X                   No ____

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

Directors

     Each of the persons identified below have served as a director of American Body Armor & Equipment, Inc. (the "Company") since the date set forth opposite their respective name, and will continue to serve in such capacity for one year or until their respective successors are duly elected and qualified.

                                Positions                               Director
Name                      Age   and Office                              Since
- ----                      ---   ----------                              --------
Warren B. Kanders (1)(2)   38   Chairman of the Board of Directors      1996

Jonathan M. Spiller        44   Director, Chief Executive Officer and   1991
                                President

Burtt R. Ehrlich (1)(2)    56   Director                                1996

Nicholas Sokolow (1)(2)    46   Director                                1996

- --------------
(1) Member of Audit Committee
(2) Member of Compensation Committee

Warren B. Kanders

     Warren B. Kanders was elected Chairman of the Board of Directors on January 18, 1996. Mr. Kanders has also served as Vice Chairman of the Board of Directors of Benson Eyecare Corporation, a New York Stock Exchange listed company, since October 1992. Mr. Kanders was the President and a Director of Pembridge Holdings, Inc. from June 1992 to March 1993. Mr. Kanders is also a Director of Eyecare Products plc, a United Kingdom public company listed on the London Stock Exchange. Since 1990, Mr. Kanders has been President of Kanders and Company, Inc., an investment management company. From 1987 to 1990, Mr. Kanders was the founder and Managing Director of Great Pacific Capital, Inc., which provided investment management advice to the Jim Pattison Group, one of Canada's largest privately-owned companies. From 1983 to 1987, Mr. Kanders was Vice President and Director of U.S. Mergers and Acquisitions for Orion Royal Bank Limited, a merchant bank wholly-owned by the Royal Bank of Canada. Mr. Kanders also serves as Trustee and Chairman of the Investment Committee of Choate Rosemary Hall School, Wallingford, Connecticut. Mr. Kanders received a B.A. degree in Economics from Brown University.

Jonathan M. Spiller

     Jonathan M. Spiller has been a Director of the Company since July 1991 and is the Company's President and Chief Executive Officer. Mr. Spiller became President of the Company in June 1991, and has served as its Chief Executive Officer since September 21, 1993. Mr. Spiller formerly served as the Company's Chief Operating Officer from June 1991 to September 1993, when he was named Chief Executive Officer. Mr. Spiller is a certified public accountant and was previously a partner in the international accounting firm of Deloitte & Touche LLP, where he spent a total of eighteen years, most recently as a partner in the Capital Markets Group, where he was responsible for international transactions. From March 1988 to July 1989, Mr. Spiller was the Senior Vice President and Chief Financial Officer of Hunter Environmental Services, Inc., a large publicly held company in the environmental field. Mr. Spiller received a B.S. degree in Economics from the University of Wales and is a Fellow of the Institute of Chartered Accountants in England and Wales.

Burtt R. Ehrlich

     Burtt R. Ehrlich was elected a Director of the Company on January 18, 1996. Mr. Ehrlich previously served as a Director of Benson Eyecare Corporation, a New York Stock Exchange listed company, from its inception in 1986 to 1995, and as its Chairman and Chief Operating Officer from 1986 until October 1992. Mr. Ehrlich is a Trustee of the Reserve Private Equity Series of mutual funds and a Director of the Cater Allen family of mutual funds in the United Kingdom. He is also a former Treasurer and Trustee of the Carnegie Council on Ethics and International Affairs, and a former Trustee of the Buckingham Browne and Nichols School. Mr. Ehrlich received a B.A. degree from Columbia College and an M.B.A. from Columbia University Graduate School of Business.

Nicholas Sokolow

     Nicholas Sokolow was elected a Director of the Company on January 18, 1996. Mr. Sokolow is a senior partner in the law firm of Sokolow, Dunaud, Mercadier & Carreras. From June 1973 until October 1994, Mr. Sokolow was an associate and partner with the international law firm of Coudert Brothers. Mr. Sokolow is also a Director of Rexel, Inc., a New York Stock Exchange listed company. Mr. Sokolow, who is a member of the Paris Bar, received his education from the Paris School of Law, Institute of Political Sciences-Business Administration and the University of Michigan.

Executive Officers

     Each of the persons identified below have served as an officer of the Company since the date set forth opposite their respective name, and will continue to serve in such capacity until the next meeting of the Board of Directors appointing officers and until a successor is duly elected and qualified. For biographical information concerning Mr. Spiller, see "Identification of Directors and Executive Officers--Directors".

                                                                   Executive
                                                                   Officer
Name                  Age  Position                                Since
- ----                  ---  --------                                ---------
Jonathan M. Spiller    44  President and Chief Executive Officer   1991
Richard T. Bistrong    33  Vice President - Sales and Marketing    1995
Carol T. Burke         34  Vice President - Finance and Secretary  1995
J. Michael Elliott     44  Vice President-Operations               1993

Richard T. Bistrong

     Mr. Bistrong has been the Company's Vice President of Sales and Marketing since February 1995, when he joined the Company. He is responsible for managing and directing all efforts and activities of the Company's domestic sales staff. Mr. Bistrong is also responsible for the development and support of all distributor relationships. Prior to joining the Company, Mr. Bistrong held the position of Director of Retail Operations for Fechheimer Brothers Company, a wholly-owned subsidiary of Berkshire Hathaway, for a period of two years. During his tenure at Fechheimer Brothers Company, the retail operations experienced significant increases in both sales and profitability. From 1986 to 1992, Mr. Bistrong was the Executive Vice President of Point Blank Body Armor where he was responsible for the domestic sales organization. Mr. Bistrong has a B.A. degree in Political Science from the University of Rochester and a Masters of Arts degree in Foreign Affairs from the University of Virginia.

Carol T. Burke

     Ms. Burke has been the Vice President of Finance of the Company since January 1996 and its Secretary since March 4, 1996. Ms. Burke joined the Company as Controller in January 1995. She oversees and directs all treasury, budgeting and accounting activities for the Company. Ms. Burke is also responsible for the analysis of general economic, business and financial conditions and their impact on the Company's policies and operations. Ms. Burke, who is a certified public accountant, previously spent over five years with the Walt Disney organization as a Senior Finance Manager where she worked in both Orlando and at the Euro Disney operation in France. Prior to that time, Ms. Burke served as a Senior Auditor for Arthur Andersen & Co. Ms. Burke has a B.S. degree in both Accounting and Management Science from the University of South Carolina.

J. Michael Elliott

     Mr. Elliott has been a Vice President of the Company since October 1991. Mr. Elliott also previously served as the Secretary of the Company. He is responsible for manufacturing (including quality control) and all of the technical aspects of product development. Mr. Elliott also plays a leading role in the marketing of the Company's Explosive Ordnance Disposal products (EOD) and in sales to the United States military. Mr. Elliott has a B.S. degree in Industrial Technology from California State University and has significant background in the industry. Mr. Elliott previously served as Executive Vice-President at O'Gara Coachworks, Vice President of Operations of Protective Materials Company from 1986 to 1990, and from 1990 until October 1991 when he joined the Company, Mr. Elliott was Vice President and Chief Operating Officer of Wes-Pine Woodworking, Inc., a window manufacturing company located in Massachusetts.

Significant Employees

     None.

Family Relationships

     None.

Involvement in Certain Legal Proceedings

     Except as hereinafter provided with respect to Mr. Spiller and Mr. Elliott, no director, director nominee, executive officer, promoter or control person has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (the "SEC") or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

     Messrs. Spiller and Elliott were employed by and served in similar positions with the Company at the time the Company filed for Chapter 11 bankruptcy protection in May 1992 through the confirmation of the Company's Third Amended and Restated Plan of Reorganization by the United States Bankruptcy Court, Middle District of Florida, Jacksonville Division, on September 20, 1993.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and any persons who own more than 10% of the Company's capital stock to file with the SEC (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of the Company's capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in the Company's capital stock during the fiscal year ended December 31, 1995 ("Fiscal 1995") were timely filed with the SEC and the National Association of Securities Dealers Automated Quotation System (NASDAQ), except that Richard T. Bistrong, Vice President-Sales and Marketing of the Company, and Carol T. Burke, Vice President-Finance and Secretary of the Company, both of whom had previously been awarded stock options which should have been reported currently on Form 3 upon their becoming executive officers of the Company on June 9, 1995, instead filed a Form 5 for Fiscal 1995 reporting their beneficial ownership of shares underlying such stock options.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

     The following table sets forth all compensation, in excess of $100,000, paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company for the fiscal years 1995, 1994 and 1993. The Company paid no compensation to its executive officers under any long term compensation or retirement plans during the last three years. The incremental cost of certain incidental personal benefits does not exceed the lesser of $50,000 or 10% of compensation for any named executive officer of the Company.

                                        SUMMARY COMPENSATION TABLE

                                                                                Long Term
                                                                               Compensation
                                                                               ------------
                                                   Annual Compensation            Awards
                                              -----------------------          ------------
            (a)                (b)             (c)               (d)               (g)                (i)
                                                                                Securities         All Other
        Name and                                                                Underlying          Compen-
        Principal                             Salary            Bonus          Options/SARs          sation
        Position              Year             ($)               ($)                (#)               ($)
        ---------             ----            ------            -----          ------------        ---------
Jonathan M. Spiller           1995           $160,000          $ 21,000           18,000             $5,775(1)
President and Chief           1994           $140,000          $ 62,000          432,000                --
Executive Officer             1993           $137,801             --                --                  --

Richard T. Bistrong           1995           $120,000          $105,000           50,000                --
Vice President-Sales and      1994              --                --                --                  --
Marketing                     1993              --                --                --                  --

J. Michael Elliott            1995           $100,000          $  7,000            30,000            $9,660(2)
Vice President-Operations     1994           $ 90,010          $ 27,000           138,000               --
                              1993           $ 85,020             --                --                  --

(1) Represents the dollar value of 7,500 Common Stock grants awarded to Mr. Spiller in December 1995. They became fully vested on January 19, 1996.

(2) Represents the dollar value of 12,000 Common Stock grants awarded to Mr. Elliott pursuant to the terms of his previous employment agreement, which was executed on January 1, 1994 but which was mutually terminated by Mr. Elliott and the Company and superseded by a new employment agreement executed on January 18, 1996. 4,000 of such grants became fully vested in June 1995, and the additional 8,000 grants became fully vested on January 19, 1996.

                            OPTION/SAR GRANTS TABLE

The following table summarizes individual grants of stock options (whether or not in tandem with stock appreciation rights ("SARs")), and freestanding SARs made during Fiscal 1995, the Company's most recently completed fiscal year, to each of the named executive officers.

                              STOCK OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                           Individual Grants

               (a)                        (b)                 (c)               (d)             (e)
                                       Number of          % of Total
                                       Securities         Options/SARs
                                       Underlying         Granted to        Exercise or
                                       Options/SARs       Employees in      Base Price       Expiration
              Name                     Granted (#)        Fiscal Year       ($/share)        Date
              ----                     ------------       ------------      -----------      ----------
Jonathan M. Spiller                      18,000              12.5%             $.97          3/28/2005
President and Chief Executive
Officer

Richard T. Bistrong                      50,000              34.8%             $.97          2/6/2005
Vice President-Sales and Marketing

J. Michael Elliott                       30,000              20.9%             $.97          3/28/2005
Vice President - Operations

(1) Stock option grants consist of stock options granted in Fiscal 1995, pursuant to the Company's 1994 Incentive Stock Plan, all of which are fully vested but are not exercisable until the expiration of the respective named executive's employment agreement.

                            OPTION/SAR EXERCISES AND
                     FISCAL YEAR-END OPTION/SAR VALUE TABLE

     The following table summarizes information concerning each exercise of stock options (or tandem SARs) and freestanding SARs made during Fiscal 1995, the Company's most recently completed fiscal year, to each of the named executive officers, and the fiscal year-end value of unexercised options and SARs. No options were exercised in Fiscal 1995.

                                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                          AND FISCAL YEAR-END OPTION/SAR VALUES

             (a)                           (b)                    (c)                   (d)                    (e)
                                                                                                            Value of
                                                                                Number of Securities       Unexercised
                                                                               Underlying Unexercised     In-the-Money
                                                                               Options/SARs at FY-End    Options/SARs at
                                                                                        (#)                FY-End ($)
                                     Shares Acquired        Value Realized        Exercisable (E)/      Exercisable (E)/
             Name                    on Exercise (#)              ($)            Unexercisable (U)      Unexercisable (U)
             ----                    ---------------        --------------     ----------------------   -----------------
Jonathan M. Spiller                        -0-                    -0-                324,000(E)                -0-(E)
President and Chief Executive                                                        126,000(U)                -0-(U)
Officer

Richard T. Bistrong                        -0-                    -0-                   -0- (E)                -0-(E)
Vice President-Sales and Marketing                                                    50,000(U)                -0-(U)

J. Michael Elliott                         -0-                    -0-                103,500(E)                -0-(E)
Vice President - Operations                                                           64,500(U)                -0-(U)

Pension/Long-Term Compensation Arrangements

     The Company has no pension arrangements or other long-term compensation plans for its executive officers or other employees.

Employment Agreements

     Set forth below are descriptions of the Company's employment agreements with Messrs. Spiller, Elliott and Bistrong. No employment agreement has been entered into between Ms. Burke and the Company.

Jonathan M. Spiller

     Mr. Spiller's employment agreement, dated as of January 18, 1996, provides that he will serve as the President and Chief Executive Officer of the Company for an initial term expiring January 17, 1999, at a base salary of $160,000 per annum. In addition to his base salary, Mr. Spiller shall also be entitled to a yearly bonus during the term of his employment agreement. The bonus shall be based upon the Company's earnings before interest and taxes. Mr. Spiller will also be entitled, at the sole and absolute discretion of the Compensation Committee of the Board of Directors, to participate in the Company's incentive stock plan and other bonus plans adopted by the Company. Eligibility to participate in the Company's incentive stock plan shall be based upon, among other things, the performance of Mr. Spiller and the Company. As part of his compensation package, the Company provides Mr. Spiller with other benefits commensurate with his position, as more fully set forth in his employment agreement. Mr. Spiller's employment with the Company shall continue, unless earlier terminated by Mr. Spiller or due to Mr. Spiller's death or disability or by the Company, for successive one year periods, on terms to be mutually agreed upon by the Company and Mr. Spiller.

Richard T. Bistrong

     Mr. Bistrong's employment agreement, dated as of January 18, 1996, provides that he will serve as Vice President-Sales and Marketing of the Company for an initial term expiring January 17, 1999, at a base salary of $120,000 per annum. Mr. Bistrong shall also be entitled to a yearly bonus during the term of his employment agreement. The bonus shall be based upon the Company's earnings before interest and taxes. In addition to his base salary and bonus, Mr. Bistrong is entitled to receive non-qualified options to purchase 21,250 shares of the Company's Common Stock and incentive stock options to purchase 28,750 shares of the Company's Common Stock, in each case at an exercise price of $.97 per share of Common Stock. These options are exercisable for a period of eight years from the date of the grant, and all of such options vest on January 18, 1999. The vesting of the options may be accelerated on a pro rata basis in the event of the occurrence of certain events. Pursuant to his employment agreement, Mr. Bistrong will also be entitled, at the sole and absolute discretion of the Compensation Committee of the Board of Directors, to participate in the Company's incentive stock plan and other bonus plans adopted by the Company. Eligibility to participate in the Company's incentive stock plan shall be based upon, among other things, the performance of Mr. Bistrong and the Company. As part of his compensation package, the Company provides Mr. Bistrong other benefits commensurate with his position, as more fully set forth in his employment agreement. Mr. Bistrong's employment with the Company shall continue, unless earlier terminated by Mr. Bistrong or due to Mr. Bistrong's death or disability or by the Company, for successive one year periods, on terms to be mutually agreed upon by the Company and Mr. Bistrong.

J. Michael Elliott

     Mr. Elliott's employment agreement, dated as of January 18, 1996, provides that he will serve as Vice President-Operations of the Company for an initial term expiring January 17, 1997, at a base salary of $100,000 per annum. Mr. Elliott shall also be entitled to a yearly bonus during the term of his employment agreement. The bonus shall be based upon the Company's earnings before interest and taxes. In addition to his base salary and bonus, Mr. Elliott is entitled to receive non-qualified options to purchase 8,500 shares of the Company's Common Stock and incentive stock options to purchase 11,500 shares of the Company's Common Stock, in each case at an exercise price of $.97 per share of Common Stock. These options are exercisable for a period of eight years from the date of the grant, and all of such options vest on January 18, 1999. The vesting of the options may be accelerated on a pro rata basis in the event of the occurrence of certain events. Pursuant to his employment agreement, Mr. Elliott will also be entitled, at the sole and absolute discretion of the Compensation Committee of the Board of Directors, to participate in the Company's incentive stock plan and other bonus plans adopted by the Company. Eligibility to participate in the Company's incentive stock plan shall be based upon, among other things, the performance of Mr. Elliott and the Company. As part of his compensation package, the Company provides Mr. Elliott with other benefits commensurate with his position, as more fully set forth in his employment agreement. At the Company's option, Mr. Elliott's employment with the Company shall continue, unless earlier terminated by Mr. Elliott or due to Mr. Elliott's death or disability or by the Company, for one two year period, on the same terms and conditions. Following the two year renewal, the employment of Mr. Elliott shall automatically continue for successive one year periods on terms to be mutually agreed upon by the Company and Mr. Elliott.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of April 17, 1996, regarding the beneficial ownership of Common Stock, which is the Company's only class of outstanding voting securities, by: (i) each Shareholder who owns more than 5% of the outstanding Common Stock of the Company; (ii) each director;
(iii) each of the named executive officers of the Company; and (iv) all directors and executive officers of the Company as a group. The information set forth in the table and accompanying footnotes has been furnished by the named beneficial owners. Since the table and accompanying footnotes reflect beneficial ownership determined pursuant to the applicable rules of the Securities and Exchange Commission, the information is not necessarily indicative of beneficial ownership for any other purpose.

Name and Address                                 Common Stock No. of
of Beneficial Owner                           Shares Beneficially Owned   % of Class
- -------------------                           -------------------------   ----------
Warren B. Kanders (1) and
Kanders Florida Holdings, Inc.                       4,525,178 (1)          66.29%
c/o American Body Armor & Equipment, Inc.
191 Nassau Place Road
Yulee, FL 32097

Burtt R. Ehrlich
c/o American Body Armor & Equipment, Inc.              132,300 (2)           1.94%
191 Nassau Place Road
Yulee, FL 32097

Nicholas Sokolow
c/o American Body Armor & Equipment, Inc.              122,500 (3)           1.79%
191 Nassau Place Road
Yulee, FL 32097

Jonathan M. Spiller
c/o American Body Armor & Equipment, Inc.              740,205 (4)          10.10%
191 Nassau Place Road
Yulee, FL 32097

J. Michael Elliott
c/o American Body Armor & Equipment, Inc.              189,000 (5)           2.70%
191 Nassau Place Road
Yulee, FL 32097

Richard T. Bistrong
c/o American Body Armor & Equipment, Inc.               50,000 (6)            .73%
191 Nassau Place Road
Yulee, FL 32097

Executive Officers and Directors as a Group          5,752,183 (1)(2)(3)    83.44%
(6 Individuals)                                                (4)(5)(6)

(1) Represents 4,524,178 shares owned by Kanders Florida Holdings, Inc. ("KFH"), which are deemed to be beneficially owned by Warren B. Kanders because he is the sole shareholder and sole director of KFH. Of the shares listed, Mr. Kanders owns 29,141 shares individually.

(2) Includes 10,000 shares owned by Mr. Ehrlich's children and 20,600 held in trust for the benefit of his children, of which Mr. Ehrlich's spouse is trustee, of which he disclaims beneficial ownership. Also includes 400 shares owned by Mr. Ehrlich's spouse's individual retirement account, of which Mr. Ehrlich disclaims beneficial ownership. Of the 132,300 shares listed, 100,000 shares are subject to a three year lock-up agreement by and among Mr. Ehrlich and KFH (the "Ehrlich Lock-Up"). Pursuant to the Ehrlich Lock-Up, Mr. Ehrlich agreed that he will not, directly or indirectly, without the prior written consent of KFH, offer to sell, sell, grant any options for the sale of, assign, transfer, pledge, hypothecate or otherwise encumber or dispose of any shares of Common Stock of the Company or securities convertible into, exercisable or exchangeable for or evidencing any right to purchase or subscribe for any shares of Common Stock of the Company or dispose of any beneficial interest therein for a period of three years from January 18, 1996, except as provided in such agreement.

(3) Represents 100,000 shares owned by S.T. Investors Fund, LLC ("STI"), a limited liability company of which Mr. Sokolow is a member and 20,000 shares owned by Mr. Sokolow's children, of which he disclaims beneficial ownership. Of the 122,500 shares listed, 100,000 shares are subject to a three year lock-up agreement, by and among STI and KFH (the "STI Lock-Up"). Pursuant to the STI Lock-Up, STI agreed that it will not, directly or indirectly, without the prior written consent of KFH, offer to sell, sell, grant any options for the sale of, assign, transfer, pledge, hypothecate or otherwise encumber or dispose of any shares of Common Stock of the Company or securities convertible into, exercisable or exchangeable for or evidencing any right to purchase or subscribe for any shares of Common Stock of the Company or dispose of any beneficial interest therein for a period of three years from January 18, 1996, except as provided in such agreement.

(4) Includes 432,000 stock options granted to Mr. Spiller under the terms of his previous employment agreement, which was executed on January 1, 1994 but which was mutually terminated by Mr. Spiller and the Company and superseded by a new employment agreement executed on January 18, 1996, and 18,000 shares granted to Mr. Spiller pursuant to the Company's 1994 Incentive Stock Plan. Such options are fully vested but unexercised. Also includes a maximum of 50,000 stock options, subject to reduction, awarded to Mr. Spiller on January 19, 1996. These options are fully vested but unexercised. Of the 740,205 shares listed, 690,105 are subject to a three year lock-up agreement by and among Mr. Spiller and KFH. Pursuant to the terms of a letter agreement, dated January 18, 1996 (the "Letter Agreement"), Mr. Spiller agreed that he will not, directly or indirectly, without the prior written consent of KFH, offer to sell, sell, grant any options for the sale of, assign, transfer, pledge, hypothecate or otherwise encumber or dispose of such shares of Common Stock of the Company or securities convertible into, exercisable or exchangeable for or evidencing any right to purchase or subscribe for, such shares of Common Stock of the Company or dispose of any beneficial interest therein for a period of three years from January 18, 1996, except as provided in such Letter Agreement. KFH and Mr. Spiller entered into an agreement, dated as of January 18, 1996, pursuant to which KFH granted a beneficial ownership interest in 316,823 shares of Common Stock of the Company owned by KFH. Such agreement provides that, in the event that KFH sells at least 452,604 shares of Common Stock of the Company in a single transaction, then Mr. Spiller shall have the option to either

    (i) pay to KFH an amount equal to the Spiller Acquisition Cost (as defined in such agreement), in which event Mr. Spiller will be entitled to receive stock certificates representing such 316,823 shares of Common Stock, or (ii) receive the net proceeds relating to 316,823 shares of Common Stock that are the subject of the sale by KFH, reduced by the Spiller Acquisition Cost relating to such shares of Common Stock so sold by KFH. In the event that KFH does not sell at least 452,604 shares of Common Stock as described above, then Mr. Spiller's rights to the 316,823 shares of Common Stock shall vest on January 18, 1999; provided, however, that, at such time, Mr. Spiller is the President and Chief Executive Officer of the Company and his Employment Agreement with the Company, dated as of January 18, 1996, is in full force and effect and Mr. Spiller is not in breach thereof; and, provided, further, that if Mr. Spiller's Employment Agreement with the Company is terminated due to his death or disability, or without cause, prior to January 18, 1999, then a pro-rata portion of such 316,823 shares of Common Stock, based upon the number of months elapsed from January 18, 1996 in relation to 36 months, shall vest to Mr. Spiller. Unless sooner acquired by Mr. Spiller as hereinabove described, Mr. Spiller shall have the right to acquire any such vested shares of Common Stock pursuant to such agreement on January 18, 2001 upon payment by Spiller to KFH of the Spiller Acquisition Cost relating to such shares.

(5) Includes 138,000 stock options granted to Mr. Elliott under the terms of his previous employment agreement, which was executed on January 1, 1994 but which was mutually terminated by Mr. Elliott and the Company and superseded by a new employment agreement executed on January 18, 1996, and 30,000 stock options granted to Mr. Elliott pursuant to the Company's 1994 Incentive Stock Plan. Such options are fully vested but unexercised. All of the shares listed are subject to a three year lock-up agreement, by and among Mr. Elliott and KFH (the "Elliott Lock-Up"). Pursuant to the Elliott Lock-Up, Mr. Elliott agreed that he will not, directly or indirectly, without the prior written consent of KFH, offer to sell, sell, grant any options for the sale of, assign, transfer, pledge, hypothecate or otherwise encumber or dispose of any shares of Common Stock of the Company or securities convertible into, exercisable or exchangeable for or evidencing any right to purchase or subscribe for any shares of Common Stock of the Company or dispose of any beneficial interest therein for a period of three years from January 18, 1996, except as provided in such agreement.

(6) Includes 50,000 stock options granted to Mr. Bistrong under the terms of his previous employment agreement, which was executed on February 5, 1995 but which was mutually terminated by Mr. Bistrong and the Company and superseded by a new employment agreement executed on January 18, 1996. Such options are fully vested but unexercised. All of the shares listed are subject to a three year lock-up agreement, by and among Mr. Bistrong and KFH (the "Bistrong Lock-Up"). Pursuant to the Bistrong Lock-Up, Mr. Bistrong agreed that he will not, directly or indirectly, without the prior written consent of KFH, offer to sell, sell, grant any options for the sale of, assign, transfer, pledge, hypothecate or otherwise encumber or dispose of any shares of Common Stock of the Company or securities convertible into, exercisable or exchangeable for or evidencing any right to purchase or subscribe for any shares of Common Stock of the Company or dispose of any beneficial interest therein for a period of three years from January 18, 1996, except as provided in such agreement.

Changes in Control

     No changes in control of the Company are currently contemplated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management And Others

     The Company has historically purchased substantially all of the ballistic resistant fabric used in the manufacture of its products from Clark Schwebel, Inc. ("Clark Schwebel") a subsidiary of Springs Industries, Inc. and a former holder of 45.7% of the Company's outstanding capital stock. Kanders Florida Holdings, Inc. purchased all of the capital stock of the Company owned by Clark Schwebel on January 18, 1996. The Company's purchases from Clark Schwebel totalled approximately $5.1 million, $4.6 million and $3.9 million in fiscal years 1995, 1994 and 1993, respectively, and were made in the normal course of business at prices which the Company believes were competitive with other available sources for such materials.

     Other than as described above, there have not been, nor are there any currently proposed transactions, or any series of similar transactions, since the beginning of Fiscal 1995, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director, executive officer, security holder or any member of the immediate family of any of the foregoing persons had, or will have, a direct or indirect material interest.

     Since the beginning of Fiscal 1995, no director or executive officer of the Company, nor any member of their immediate family or any affiliate thereof is, has become or was indebted to the Company in an amount in excess of $60,000.

Subsidiaries

     The Company does not have any subsidiaries nor is it a subsidiary of any other corporation, partnership, limited liability company or other entity.

Transactions With Promoters

     None.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following Exhibits are hereby filed as part of this amended Annual Report on Form 10-KSB/A-1:

EXHIBIT
NO.          DESCRIPTION
- -------      -----------
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

3.2 Amended and Restated Bylaws of American Body Armor & Equipment, Inc., as amended on January 18, 1996 (incorporated by reference from Exhibit 3.2 to Form 10-KSB for the fiscal year ended December 31, 1995).

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

10.6 Employment Agreement between Jonathan M. Spiller and American Body Armor & Equipment, Inc., effective January 18, 1996 (incorporated by reference from Exhibit 10.6 to Form 10-KSB for the fiscal year ended December 31,
      1995).**

10.7 Employment Agreement between J. Michael Elliott and American Body Armor & Equipment, Inc., effective January 18, 1996 (incorporated by reference from Exhibit 10.7 to Form 10-KSB for the fiscal year ended December 31,
      1995).**

10.8 Employment Agreement between Richard T. Bistrong and American Body Armor & Equipment, Inc., effective January 18, 1996 (incorporated by reference from Exhibit 10.8 to Form 10-KSB for the fiscal year ended December 31,
      1995)**

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

27.1 Financial Data Schedule (incorporated by reference from Exhibit 27.1 to Form 10-KSB for the fiscal year ended December 31, 1995).

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

                                  AMERICAN BODY ARMOR & EQUIPMENT, INC.

                                  /s/Jonathan M. Spiller
                                  Jonathan M. Spiller
                                  President and Chief Executive Officer

                                  Dated:  April 29, 1996

                                 EXHIBIT INDEX

The following Exhibits are filed herewith:

     No Exhibits are filed herewith.