Form 10QSB
period 1996-03-31
AMERICAN BODY ARMOR & EQUIPMENT INC
filed 1996-05-15
CIK 845752

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                            TO

Commission file number  0-18863

                     American Body Armor & Equipment, Inc.
       (Exact name of small business issuer as specified in its charter)

                         Florida                                              59-2044869
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer ID #)

  191 Nassau Place Road, Yulee, Florida                                          32097
  (Address of principal executive offices)                                     (Zip Code)

                                (904) 261-4035
                         (Issuer's telephone number)

                    85 Nassau Place, Yulee, Florida 32097
       (Former name, former address and former fiscal year, if changed since last report)


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

                                   Yes X No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 1996: $.03 par value Common Stock - 6,825,835

                                    PART I


Item 1.   Financial Statements


          AMERICAN BODY ARMOR & EQUIPMENT, INC.

Three Months Ended March 31, 1996 and 1995

The accompanying condensed financial statements of the Company are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results as of March 31, 1996 and for the three month periods ended March 31, 1996 and March 31, 1995.

Moreover, these condensed financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

AMERICAN BODY ARMOR & EQUIPMENT, INC.

BALANCE SHEET (UNAUDITED)

                                                  March 31,
ASSETS                                               1996
                                                 ----------
CURRENT ASSETS:
  Cash and cash equivalents                      $   41,649
  Accounts receivable, net of allowance for
   doubtful accounts of $98,463                   1,910,348
  Inventories                                     1,198,565
  Prepaid expenses and other current assets         500,473
                                                 ----------
    Total current assets                          3,651,035

PROPERTY, PLANT AND EQUIPMENT, net                  457,582

REORGANIZATION VALUE IN EXCESS
 OF AMOUNTS ALLOCABLE TO IDENTIFIABLE
 ASSETS, net                                      3,541,574

OTHER ASSETS                                         72,770
                                                 ----------

TOTAL ASSETS                                     $7,722,961
                                                 ----------
                                                 ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Short term borrowings and current portion
  of long-term debt                              $1,733,287
 Accounts payable, accrued expenses
  and other current liabilities                     967,999
                                                 ----------
    Total current liabilities                     2,701,286

LONG-TERM DEBT AND CAPITALIZED
 LEASE OBLIGATION, less current portion              25,723
                                                 ----------
    Total liabilities                             2,727,009

STOCKHOLDERS' EQUITY:
 Convertible preferred stock, $1 stated value,
  1,700,000 shares authorized, 0 issued
   and outstanding                                        0
 Common stock, $.03 par value, 15,000,000 shares authorized; 6,825,835 shares issued

   and outstanding                                  204,775
 Additional paid-in capital                       3,755,012
 Retained earnings                                1,036,165
                                                 ----------
    Total stockholders' equity                    4,995,952
                                                 ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $7,722,961
                                                 ==========
                  See notes to condensed financial statements

AMERICAN BODY ARMOR & EQUIPMENT, INC.

INCOME STATEMENTS
FOR THE THREE MONTHS ENDED


                                                March 31,    March 31,
                                                  1996         1995
                                               ----------   ----------
                                               (unaudited)  (unaudited)

NET SALES                                      $3,267,328   $2,537,152

COST AND EXPENSES:
Cost of sales                                   2,110,413    1,586,335
Selling, general and administrative expenses      968,417      707,308
Interest expense, net                              72,011       59,983
                                               ----------   ----------
INCOME BEFORE INCOME TAXES                        116,487      183,526

INCOME TAXES                                       45,000       72,000
                                               ----------   ----------

NET INCOME                                     $   71,487   $  111,526
                                               ----------   ----------
                                               ----------   ----------

EARNINGS PER COMMON SHARE AND COMMON
EQUIVALENT SHARES                              $      .01   $      .02

WEIGHTED AVERAGE COMMON SHARES AND
 COMMON EQUIVALENT SHARES                       7,575,936    6,557,020





                  See notes to condensed financial statements

AMERICAN BODY ARMOR & EQUIPMENT, INC.

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED

                                                  March 31,    March 31,
                                                    1996         1995
                                                 ----------   ----------
                                                 (unaudited)  (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                       $  71,487    $ 111,526
Adjustments to reconcile net income to cash
 used in operating activities:
    Depreciation                                    39,473       29,798
    Deferred income taxes                           45,000       72,000
    Decrease in accounts receivable                409,406       46,886
    Increase in inventories                        (96,630)      (5,227)
    Decrease (increase) in prepaid expenses
     and other assets                             (168,376)       1,830
    Decrease in accounts payable, accrued
     liabilities and other current liabilities    (135,894)     (46,411)
                                                 ---------    ---------

Net cash provided by operating activities          164,466      210,402
                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (22,696)     (47,826)
                                                 ---------    ---------

Net cash used in investing activities              (22,696)     (47,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred Stock dividends                        (22,155)          --
  Net decrease in Bank line of credit &
    payments of long-term debt                    (350,938)    (381,953)
                                                 ---------    ---------

Net cash used in financing activities             (373,093)    (381,953)

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                     (231,323)    (219,377)

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                         272,972      315,231

                                                 ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $  41,649    $  95,854
                                                 ---------    ---------
                                                 ---------    ---------


                  See notes to condensed financial statements

AMERICAN BODY ARMOR & EQUIPMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 1996


Basis of Presentation

The accompanying condensed financial statements are unaudited for the periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results as of March 31, 1996 and for the three month periods ended March 31, 1996 and March 31, 1995. Moreover, these condensed financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

Item 2.  Management's Discussion and Analysis or Plan of Operation


The following discussion should be read in conjunction with the financial statements and notes thereto included herein and the financial statements and management's discussion and analysis or plan of operation included in the Company's annual report on Form 10-KSB for the fiscal year ended

December 31, 1995.

Results of Operations

Three Months Ended March 31,1996 Compared to Three Months Ended March 31,
1995

Sales for the three months ended March 31, 1996, were $3,267,328, representing an increase of $730,176 compared to the same period in 1995. Domestic law enforcement sales increased by 43% and U.S. Government agency sales increased by 25%. The increase in domestic law enforcement sales results from the Company's efforts to continue to expand its domestic distribution network.

Gross profit on sales for the three month period ended March 31, 1996 increased by $206,098 compared to the same period in the prior year, primarily due to the increased gross sales in the first quarter, compared to the prior year. The gross profit margin (sales less manufacturing costs for materials, labor and overhead as a percent of total sales) decreased to 35% for the 1996 period from 37% in the comparable period for 1995. The decrease in margin was primarily due to the impact of price increases incurred on the Company's main raw material. The effect of this price increase on the Company's gross margin is expected to yield an approximate 1% decrease in margin percentage for the full year of 1996, as compared to 1995.

Selling, General and Administrative Expenses for the three month period ended March 31, 1996 were $968,417 (29.6% of sales) compared to $707,308 (27.9% of sales) during the comparable period in 1995. The increase in the actual dollar amount of selling, general and administrative expenses between the periods, amounted to $261,109 and consisted primarily of increased salaries and commissions in the sales area due to the increase in domestic sales.

Interest expense of $72,011 for the three month period ended March 31, 1996 is approximately $12,000 higher than the comparable period in the prior year. The increase resulted primarily from higher borrowings under the Company's financing agreement with LaSalle Business Credit, Inc. ("LaSalle"). Income tax expense for the three month period ended March 31, 1996 represents a deferred tax expense amounting to 39% of pre-tax income. This tax rate reflects the statutory rate plus state taxes. The Company's operating loss carry forward, amounting to approximately $5 million, results in no taxes being currently payable. The entire amount of income tax expense for the period reduces the Company's deferred tax asset and related valuation reserve resulting in a reduction in the intangible asset "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets". For the first quarter of 1996, pre-tax income and net income amounted to $116,487 and $71,487, respectively, compared to $183,526 and $111,526 for the comparable period in 1995. This change reflects the increase in gross profit margin between the periods, as discussed above, as well as the decrease in selling, general and administrative expenses in relation to sales and higher interest costs.

Liquidity and Capital Resources

The Company's backlog of orders consists of orders received but not yet manufactured. As of May 5, 1996, the Company had a backlog of orders of approximately $1,102,576. Management believes that a backlog of approximately four weeks production provides reasonable production scheduling.

As of March 31, 1996, the interest rate on the Company's outstanding loans with LaSalle was LaSalle's Reference Rate plus 2.0% (10.25%). The financing agreement with LaSalle expires on June 30, 1996. As of March 31, 1996, the Company was indebted to LaSalle in the aggregate amount of $1,520,863, and had additional availability from which to borrow in the amount of $764,108 compared to $1,997,060 and $230,000, respectively, at December 31, 1995. As collateral for this loan, LaSalle holds a security interest in substantially all of the assets of the Company.

As of March 31, 1996, the Company had working capital of $949,749 which reflects continued improvement of $154,379 from the December 31, 1995 working capital amounts. This improvement reflects the Company's continued profitability.

The Company anticipates that continuing operations will enable the Company to meet its liquidity, working capital requirements, and capital expenditure requirements during the next year.

                                    PART II

Item 1.           Legal Proceedings

         None

Item 2.           Changes in Securities

On January 19, 1996, the Board of Directors of the Company elected to require the remaining holders of the Company's 3% Convertible, $1.00 stated value Preferred Stock (the "Preferred Stock") to convert such shares to shares of the Company's Common Stock at 110% of the aggregate stated value of the Preferred Stock, at a conversion price of $.77 per share (fair market value, as determined by an independent valuation firm), as required by the Company's Amended and Restated Articles of Incorporation. All shares of the Company's Preferred Stock were deemed to have been converted upon such election by the Board of Directors.

Item 3.           Defaults Upon Senior Securities

         None

Item 4.           Submission of Matters to a Vote of Security Holders

         None

Item 5.           Other Information

         None

Item 6.           Exhibits & Reports on Form 8-K

         a.       Exhibits

                  The following Exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB:

                  EXHIBIT NO.               DESCRIPTION

                  11.1                      Earnings Per Share Computations
                  27.1                      Financial Data Schedule

         b. The Company filed a report on Form 8-K during the quarter ended March 31, 1996 in connection with the acquisition by Kanders Florida Holdings, Inc., of all the shares of capital stock of the Company owned by Clark Schwebel, Inc. and Hexcel Corporation, which transaction resulted in a change in control of the Company. Also, in the second quarter of 1996, a report on Form 8-K was filed by the Company in connection with the Company's private placement of $11,500,000 aggregate principal amount of the Company's 5% Convertible Subordinated Notes due 2001, which are convertible into shares of the Company's Common Stock at a conversion price of $5.00 per share, subject to adjustment as therein provided.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AMERICAN BODY ARMOR & EQUIPMENT, INC.



                                  /s/ Jonathan M. Spiller
                                  Jonathan M. Spiller
                                  President and Chief Executive Officer
                                  Dated    May 15, 1996




                                  /s/ Carol T. Burke
                                  Carol T. Burke
                                  Vice President of Finance
                                  Dated    May 15, 1996

                                 EXHIBIT INDEX



The following Exhibits are filed herewith:


EXHIBIT NO.       DESCRIPTION

11.1              Earnings Per Share Computations

27.1              Financial Data Schedule