Form 10QSB
period 1996-06-30
AMERICAN BODY ARMOR & EQUIPMENT INC
filed 1996-08-01
CIK 845752

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission file number  0-18863

                     American Body Armor & Equipment, Inc.
       (Exact name of small business issuer as specified in its charter)

         Florida                                    59-2044869
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)

           191 Nassau Place Road, Yulee, Florida               32097
- -------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

                                 (904)261-4035
                          (Issuer's telephone number)


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

                                Yes X    No ___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                Yes X    No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's class of common equity, as of July 26, 1996: $.03 par value Common Stock - 6,919,816 3% Convertible $1.00 stated value Preferred Stock - 0

                                    PART I


Item 1.  Financial Statements


                     AMERICAN BODY ARMOR & EQUIPMENT, INC.

         Three and Six Month Periods Ended June 30, 1996 and July 1, 1995

         The accompanying condensed financial statements of the Company are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and July 1, 1995.

         Moreover, these condensed financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

         AMERICAN BODY ARMOR & EQUIPMENT, INC.
         BALANCE SHEET

                                                                    June 30,
                                                                      1996
                                                                   ----------
                                                                   (unaudited)
         ASSETS

         CURRENT ASSETS:
           Cash and cash equivalents                              $ 9,004,168
           Accounts receivable, net of allowance for
            doubtful accounts of $87,741                            1,967,827
           Invento                                                  1,237,020
           Prepaid expenses and other current assets                  804,096
                                                                  -----------
             Total current assets                                  13,013,111

         PROPERTY, PLANT AND EQUIPMENT, net                           466,746

         REORGANIZATION VALUE IN EXCESS
          OF AMOUNTS ALLOCABLE TO IDENTIFIABLE
          ASSETS, net                                               3,505,079

         OTHER ASSETS                                                 735,297
                                                                  -----------

         TOTAL ASSETS                                             $17,720,233
                                                                  ===========

                  See notes to condensed financial statements

         AMERICAN BODY ARMOR & EQUIPMENT, INC.

         BALANCE SHEET (CONTINUED)
                                                                      June 30,
                                                                        1996
                                                                    -----------
                                                                    (unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
          Short term borrowings and current portion
            of long-term debt                                     $    31,751
          Accounts payable, accrued expenses
           and other current liabilities                              856,631
          Taxes currently payable                                      91,000
                                                                  -----------
             Total current liabilities                                979,382

         5% CONVERTIBLE SUBORDINATED NOTES
             Due to Affiliates                                      3,450,000
             Due to Others                                          8,050,000
                                                                  -----------
             TOTAL                                                 11,500,000

         OTHER LONG TERM DEBT AND CAPITALIZED
          LEASE OBLIGATION, less current portion                       24,479
                                                                  -----------
          Total liabilities                                        12,503,861

         STOCKHOLDERS' EQUITY:
          Convertible preferred stock, $1 stated value,
           1,700,000 shares authorized, 0 issued
            and outstanding                                                --
          Common stock, $.03 par value, 15,000,000
            shares authorized; 6,919,816 shares issued
            and outstanding                                           207,594
          Additional paid-in capital                                3,829,058
          Retained earnings                                         1,179,720
                                                                  -----------
           Total stockholders' equity                               5,216,372
                                                                  -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $17,720,233
                                                                  ===========

                  See notes to condensed financial statements

         AMERICAN BODY ARMOR & EQUIPMENT, INC.

         INCOME STATEMENTS
         FOR THE THREE MONTHS ENDED
                                                          July 1,      July 1,
                                                           1996         1995
                                                         ----------  -----------
                                                        (unaudited)  (unaudited)

         NET SALES                                      $3,595,521   $2,938,982

         COST AND EXPENSES:
         Cost of sales                                   2,257,838    1,850,087
         Selling, general and administrative expenses    1,008,071      809,483
         Interest expense, affiliates                       28,750           --
         Interest expense, others                            1,698       69,694
                                                        ----------   ----------

         OPERATING INCOME                                  299,164      209,718

         Amortization of deferred debt issue costs          28,114           --
         Amortization of reorganization value in
           excess of amounts allocable to identifiable
           assets                                           25,495           --
                                                        ----------   ----------

         INCOME BEFORE INCOME TAXES                        245,555      209,718


         INCOME TAXES                                      102,000       82,000
                                                        ----------   ----------

         NET INCOME                                      $ 143,555    $ 127,718
                                                        ==========   ==========

         EARNINGS PER COMMON SHARE AND
          COMMON EQUIVALENT SHARE                    $         .02  $       .02

         WEIGHTED AVERAGE COMMON SHARES
          AND COMMON EQUIVALENT SHARES                   7,765,197    6,794,714



                  See notes to condensed financial statements

         AMERICAN BODY ARMOR & EQUIPMENT, INC.

         INCOME STATEMENTS
         FOR THE SIX MONTHS ENDED


                                                         June 30,      July 1,
                                                           1996         1995
                                                      -------------- ----------
                                                        (unaudited)  (unaudited)

         NET SALES                                      $6,862,849   $5,476,134

         COST AND EXPENSES:
         Cost of sales                                   4,368,251    3,436,422
         Selling, general and administrative expenses    1,976,488    1,516,791
         Interest expense, affiliates                       28,750           --
         Interest expense, other                            73,709      129,677
                                                        ----------   ----------
         OPERATING INCOME                                  415,651      393,244

         Amortization of deferred debt issue costs          28,114           --
         Amortization of reorganization value in excess
           of amounts allocable to identifiable assets      25,495           --
                                                        ----------   ----------

         INCOME BEFORE INCOME TAXES                        362,042      393,244


         INCOME TAXES                                      147,000      154,000
                                                        ----------   ----------

         NET INCOME                                      $ 215,042   $  239,244
                                                        ==========   ==========

         EARNINGS PER COMMON SHARE AND
          COMMON EQUIVALENT SHARE                        $     .03   $      .04

         WEIGHTED AVERAGE COMMON SHARES
          AND COMMON EQUIVALENT SHARES                   7,679,536    6,514,087

                  See notes to condensed financial statements

         AMERICAN BODY ARMOR & EQUIPMENT, INC.

         STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED
                                                        June 30,       July 1,
                                                          1996          1995
                                                       -----------  -----------
                                                       (unaudited)  (unaudited)

         CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income                                   $  215,042   $  239,244
         Adjustments to reconcile net income to cash
          provided by operating activities:
             Depreciation and amortization               131,735       65,909
             Deferred income taxes                        56,000      154,000
             Decrease (increase) in accounts
               receivable                                351,927     (135,544)
             Increase in inventories                    (135,085)    (107,294)
             Increase in prepaid expenses
              and other assets                          (319,206)     (87,210)
             Decrease in accounts payable, accrued
               liabilities and other current
               liabilities                              (156,262)     (88,805)
                                                      ----------    ---------
         Net cash provided by operating activities       144,151       40,300
                                                      ----------    ---------

         CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital  expenditures                           (70,513)     (51,619)
                                                      ----------    ---------
         Net cash used in investing activities           (70,513)     (51,619)
                                                      ----------    ---------

         CASH FLOW FROM FINANCING ACTIVITIES:
         Preferred stock dividends                       (22,155)     (21,662)
         Exercise of stock grants and options             76,865           --
         Net repayments under line of credit          (2,050,647)    (187,646)
         Repayments of long-term debt and
           capitalized lease obligation                   (3,071)          --
         Net proceeds from issuance of
           5% convertible subordinated notes          10,656,566           --
                                                      ----------    ---------
         Net cash provided by (used in) financing
           activities                                  8,657,558     (209,308)
                                                      ----------    ---------

         INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                   8,731,196     (220,627)

         CASH AND CASH EQUIVALENTS, BEGINNING

          OF PERIOD                                      272,972      315,231
                                                      ----------    ---------

         CASH AND CASH EQUIVALENTS, END OF PERIOD     $9,004,168    $  94,604
                                                      ==========    =========

                  See notes to condensed financial statement

         AMERICAN BODY ARMOR & EQUIPMENT, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS
         For The Three and Six Month Periods Ended June 30, 1996 and 1995 (unaudited)

         1.       Basis of Presentation

         The condensed financial statements include the accounts of American Body Armor & Equipment, Inc (the "Company"). The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements.

         The financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10- KSB for the year ended December 31, 1995.

         All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made.

         2.       Issuance of Convertible Debt

         On April 30, 1996, the Company completed a private placement of its 5% Convertible Subordinated Notes due April 30, 2001 (the "Notes") pursuant to which $11,500,000 aggregate principal amount of Notes were sold by the Company. Of the $11,500,000 sold, $3,450,000 were purchased by affiliates of the Company.

         The Notes bear interest at 5% per annum, due semi-annually beginning December 31, 1996 and mature April 30, 2001. In addition, the Notes may be convertible into shares of common stock of the Company (the "Common Stock") at the option of the holder thereof at any time prior to the maturity date at a conversion price of $5.00 per share, subject to adjustment as set forth in the Convertible Subordinated Note Purchase Agreement. The Company may redeem the Notes at par at any time two years after issuance, or at any time after their issuance if the closing price of the Common Stock exceeds $7.50 per share for 10 consecutive trading days and the shares of Common Stock underlying the Notes have been registered under the Securities Act of 1933, as amended.

         On July 19, 1996 the Company filed with the Securities and Exchange Commission a registration statement on Form S-3 for the shares of Common Stock into which the Notes are convertible.

         3.       Acquisition of NIK Assets

         On July 15, 1996, the Company acquired, effective as of July 1, 1996, certain assets of the NIK Public Safety Product Line from Ivers-Lee

         Corporation (the "NIK Assets"). The purchase price of the acquisition was 310,931 shares (the "NIK Shares") of the

         Company's common Stock valued at $2,400,000, plus $255,000 in costs incurred related to the purchase. The Company acquired inventory, receivables and certain intangibles. The total purchase price was allocated to the NIK Assets based upon their respective relative fair market values. Patents, trademarks and other intangibles will be amortized over their respective useful lives, which range from 5-25 years. On the closing date, the Company advanced to the seller $1,200,000 (the "Advance"). The Advance will not bear interest and must be repaid with the first $1,200,000 realized from the sales of the NIK Shares. In the event that the sum of the aggregate net proceeds from the sales of the NIK Shares and the Advance are less than $2,400,000 by December 31, 1996, the Company has agreed to pay the difference to the seller. Alternatively, if the sum of the aggregate net proceeds from the sales of the NIK Shares and the Advance are greater than $2,400,000 at any time, the seller has agreed to pay the difference to the Company.

         4.  Income Taxes

         As of January 1, 1996, the Company had an income tax net operating loss carry forward ("NOL") of approximately $5 million. Effective with the change in control of the Company by Kanders Florida Holdings, Inc. on January 18, 1996, the utilization of the NOL became restricted to approximately $300,000 per year. As a result, the Company has income taxes currently payable. In previous years, the future benefits obtained by the Company from utilization of the NOL had been applied to reduce the reorganization value in excess of amounts allocable to identifiable assets. Beginning in 1996, and for future years, amortization expenses related to this intangible will be a minimum of approximately $51,000 per year which is non-deductible for income tax purposes.

         5.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on July 16, 1996. Of the 6,812,490 shares of Common Stock entitled to vote at the meeting, 5,426,401 shares of Common Stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 80% of the Company's outstanding shares of Common Stock.

         At the meeting, the Company's shareholders approved: (i) an amendment to the Company's Amended and Restated Articles of Incorporation changing the name of the Company to "Armor Holdings, Inc."; (ii) the reincorporation of the Company under the laws of the State of Delaware by means of a merger of the Company with and into a newly formed wholly-owned subsidiary incorporated in the State of Delaware for such purpose; (iii) an amendment to the Company's Amended and Restated

         Articles of Incorporation, increasing the number of authorized shares of the Company's Common Stock from 15,000,000 shares to 50,000,000 shares; (iv) an amendment to the Company's Amended and Restated Articles of Incorporation, creating a series of preferred stock, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as such redemption or sinking fund provisions and the qualifications, limitations and restrictions with respect thereto, as the Board may from time to time determine; (v) the adoption of the Company's 1996 Stock Option Plan of which 1,500,000 shares of Common Stock are reserved for issuance; and (vi) the adoption of the Company's 1996 Non-Employee Directors Stock Option Plan of which 300,000 shares of Common Stock are reserved for issuance.

         Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with the financial statements and notes thereto included herein and the financial statements and management's discussion and analysis or plan of operation included in the Company's annual report on Form 10- KSB for the year ended December 31, 1995.

         Results of Operations

         Three Months Ended June 30, 1996 Compared to Three Months Ended July 1, 1995

         Sales for the three months ended June 30, 1996, were $3,595,521 representing an increase of $656,539 compared to the same period in 1995. Domestic law enforcement sales increased by 29% and international sales increased by 31%.

         The gross profit margin (sales less manufacturing costs for materials, labor and overhead as a percent of total sales) increased to 37.2% for the 1996 period from 37% in the comparable period for 1995.

         Selling, General and Administrative Expenses for the three month period ended June 30, 1996 were $1,008,071 (28% of sales) compared to $809,483 (28% of sales) during the comparable period in 1995. The increase in the actual dollar amount of selling, general and administrative expenses between the periods, amounted to $198,588 and consisted primarily of increased international commissions due to the increase in international sales.

         Interest expense of $30,448 for the three month period ended June 30, 1996 is approximately $40,000 lower than the comparable period in the prior year. The decrease resulted primarily from the paying down of the Company's credit facility with LaSalle Business Credit, Inc. ("LaSalle") on May 1, 1996. Effective April 30, 1996 the Company

         received proceeds of $11.5 million related to the issuance of 5% Convertible Subordinated Notes (the "Notes"). Deferred debt issue costs associated with the Notes are being amortized over the term of the Notes, which is five years.

         Income tax expense for the three month period ended June 30, 1996 represents the federal and state statutory rates. The Company's operating loss carry forward at January 1, 1996 amounted to approximately $5 million. Due to the Company's change in control in January 1996, this tax benefit became restricted to approximately $300,000 per year. For the second quarter of 1996, pre-tax income and net income amounted to $245,555 and $143,555; respectively, compared to $209,718 and $127,718 for the comparable period in 1995. This change reflects the increase in gross profit margin and lower interest costs between the periods, as discussed above, being partially offset by the increase in selling, general and administrative costs and amortization costs related to debt issue and reorganization value in excess of amounts allocable to identifiable assets.

         Six Months Ended June 30, 1996 Compared to Six Months Ended July 1,
         1995

         Sales for the six months ended June 30, 1996 were $6,862,849 representing an increase of $1,386,715 compared to the same period in 1995. The increase results primarily from the increase in domestic sales of 28% over last year.

         Gross profit on sales for the six months ended June 30, 1996 increased by $454,886 compared to the same period in the prior year, primarily due to the increase in gross sales. The gross profit margin decreased by approximately one percent, primarily due to the impact of price increases incurred on the Company's main raw material and the mix of sales between the Company's major market segments. The effect of the price increase on the Company's gross margin is expected to yield an approximate one point decrease in margin percentage for the full year of 1996, as compared to 1995.

         Selling, General and Administrative Expenses for the first six months of 1996 were $1,976,488 (29% of sales) compared to $1,516,791 (28% of sales) in the 1995 period. Increases in commissions due to increased sales plus increased marketing efforts accounted for a majority of the overall dollar increase between the periods.

         Interest expense of $102,459 for the 1996 period was approximately $27,000 lower than the prior year. As noted previously, the decrease is due primarily to the paying down of the Company's credit facility with LaSalle on May 1, 1996.

         Income tax expense for the six month period ended 1996 represents a deferred tax expense amounting to 38% of pre-tax income. The Company's operating loss carry forward at January 1, 1996 amounted to approximately $5 million. Due to the Company's change in control in January 1996, this tax benefit became restricted to approximately $300,000 per year. For the first six months of 1996, pre-tax income and net income decreased to $362,042 and $215,042, respectively, from $393,244 and $239,244 for the first half of 1995. This change reflects the effect of amortization expenses as they relate to our current tax situation and the note offering, being partially offset by the increase in gross profit margin between the periods.

         Financial Condition

         The Company's backlog consists of orders received but not yet manufactured. As of July 21, 1996, the Company had a backlog of orders of approximately $802,356.

         As of May 1, 1996, the Company paid down its credit facility with LaSalle. Effective June 30, 1996 the financing agreement expired and was not renewed. As of July 24, 1996 the Company is in discussions with other financial institutions to obtain working capital financing.

         As of June 30, 1996, the Company had working capital of $12,033,729 which reflects the gross proceeds from the issuance of convertible debt of $11,500,000 and the continued profitability of operations. Working capital at March 31, 1996 was $949,749 and at June 30, 1995 was $154,379.

         The Company anticipates that continuing operations will enable the Company to meet its liquidity, working capital requirements, and capital expenditure requirements during the next year.

                                   PART II


         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on July 16, 1996. Of the 6,812,490 shares of Common Stock entitled to vote at the meeting, 5,426,401 shares of Common Stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 80% of the Company's outstanding shares of Common Stock.

         At the meeting, the Company's shareholders approved: (i) the election of Warren B. Kanders, Jonathan M. Spiller, Burtt R. Ehrlich, Nicholas Sokolow, Thomas W. Strauss and Richard C. Bartlett to the Company's Board of Directors ("Proposal 1"); (ii) an amendment to the Company's Amended and Restated Articles of Incorporation, changing the name of the Company to "Armor Holdings, Inc." ("Proposal 2"); (iii) the reincorporation of the Company under the laws of the State of Delaware by means of a merger of the Company with and into a newly formed wholly-owned subsidiary incorporated in the State of Delaware for such purpose ("Proposal 3"); (iv) an amendment to the Company's Amended and Restated Articles of Incorporation, increasing the number of authorized shares of the Company's Common Stock from 15,000,000 shares to 50,000,000 shares ("Proposal 4"); (v) an amendment to the Company's Amended and Restated Articles of Incorporation, creating a series of preferred stock, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as such redemption or sinking fund provisions and the qualifications, limitations and restrictions with respect thereto, as the Board may from time to time determine ("Proposal 5"); (vi) the adoption of the Company's 1996 Stock Option Plan ("Proposal 6"); (vii) the adoption of the Company's 1996 Non-Employee Directors Stock Option Plan ("Proposal 7"); and (viii) the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1996 ("Proposal 8"). Proposals 1, 2, 3, 4, 5, 6, 7 and 8 were approved by the Company's shareholders as follows:


                                      Votes For  Votes Against  Votes Abstaining
                                      ---------  -------------  ----------------
           Proposal 1:
              Warren B. Kanders       5,426,344        57            0
              Jonathan M. Spiller     5,426,344        57            0
              Burtt R. Ehrlich        5,426,344        57            0
              Nicholas Sokolow        5,426,344        57            0
              Thomas W. Strauss       5,426,344        57            0
              Richard C. Bartlett     5,426,344        57            0
           Proposal 2:                5,417,999       236          8,166
           Proposal 3:                5,417,832       203          8,366
           Proposal 4:                5,414,946     2,355          9,100
           Proposal 5:                5,411,746     6,455          8,200
           Proposal 6:                5,415,346     1,889          9,166

           Proposal 7:      5,406,947    10,088          9,366
           Proposal 8:      5,418,368        33          8,000

Item 6.  Exhibits & Reports on Form 8-K

         a.       Exhibits

         The following Exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB:

                                    EXHIBIT DESCRIPTION

         11.1     Earnings Per Share Computations
         27.1     Financial Data Schedule


         b. The Company filed a report on Form 8-K on May 14, 1996 in connection with the Company's private placement of $11,500,000 aggregate principal amount of the Company's 5% Convertible Subordinated Notes due 2001, which are convertible into shares of the Company's Common Stock at a conversion price of $5.00 per share, subject to adjustment as therein provided. In addition, on July 30, 1996, the Company filed a report on Form 8-K in connection with the Company's acquisition of certain assets of the NIK Public Safety Product Line from Ivers-Lee Corporation.

                           SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AMERICAN BODY ARMOR & EQUIPMENT, INC.



                                         /s/ Jonathan M. Spiller
                                         -------------------------
                                         Jonathan M. Spiller
                                         President and Chief Executive Officer
                                         Dated             August 1, 1996




                                         /s/ Carol T. Burke
                                         -------------------------
                                         Carol T. Burke
                                         Vice President of Finance
                                         Dated             August 1, 1996