Form 10QSB/A
period 1996-06-30
AMERICAN BODY ARMOR & EQUIPMENT INC
filed 1996-08-02
CIK 845752

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A1

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

                                Yes X    No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of July 26, 1996: $.03 par value Common Stock - 6,919,816 3% Convertible $1.00 stated value Preferred Stock - 0

                                    PART II

Item 6.  Exhibits & Reports on Form 8-K

         a.       Exhibits

         The following Exhibit is hereby filed as part of this Quarterly Report on Form 10-QSB:

                              EXHIBIT DESCRIPTION

         11.1     Earnings Per Share Computations

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMERICAN BODY ARMOR & EQUIPMENT, INC.

                                         /s/ Jonathan M. Spiller
                                         -------------------------
                                         Jonathan M. Spiller
                                         President and Chief Executive Officer
                                         Dated             August 2, 1996


                                         /s/ Carol T. Burke
                                         -------------------------
                                         Carol T. Burke
                                         Vice President of Finance
                                         Dated             August 2, 1996