Form 10QSB
period 1996-09-28
ARMOR HOLDINGS INC
filed 1996-10-25
CIK 845752

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28,1996
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO
                               ---------------------    ----------------------

Commission file number  0-18863
                       -------------------------------------------------------

                              Armor Holdings, Inc.
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                          59-3392443
------------------------------------------------------------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

 191 Nassau Place Road, Yulee, Florida                           32097
------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (904)261-4035
------------------------------------------------------------------------------
                          (Issuer's telephone number)


------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                             Yes   X       No
                                 -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of October 18, 1996: $.01 par value Common Stock - 7,556,084

                                     PART I


Item 1.  Financial Statements

ARMOR HOLDINGS, INC. AND SUBSIDIARY

Three and Nine Month Periods Ended September 28, 1996 and September 30, 1995

The accompanying condensed consolidated financial statements of Armor Holdings, Inc. and its wholly owned subsidiary, NIK Public Safety, Inc. (the "Company") are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals and the elimination of all intercompany items and transactions) which management considers necessary for the fair presentation of results as of September 28, 1996 and for the three and nine month periods ended September 28, 1996 and September 30, 1995.

Moreover, these condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

ARMOR HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

                                                        September  28,
ASSETS                                                       1996
                                                        --------------
                                                          (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                               $ 8,515,553
  Accounts receivable, net of allowance for
  doubtful accounts of $86,554                              2,760,551
  Inventories                                               1,486,444
  Prepaid expenses and other current assets                   759,297
                                                          -----------
    Total current assets                                   13,521,845

PROPERTY, PLANT AND EQUIPMENT, net                            514,540

REORGANIZATION VALUE IN EXCESS OF
AMOUNTS ALLOCABLE TO IDENTIFIABLE
ASSETS, net                                                 3,464,329

PATENTS AND TRADEMARKS                                      1,855,000

OTHER ASSETS                                                1,000,785
                                                          -----------
TOTAL ASSETS                                              $20,356,449
                                                          ===========


           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARY

                                                         September 28,
                                                             1996
                                                         -------------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of capitalized lease obligation           $     7,613
Liability for acquisition of assets                         1,232,493
Accounts payable, accrued expenses
 and other current liabilities                              1,894,525
Taxes currently payable                                       226,000
                                                          -----------
     Total current liabilities                              3,360,631

5% CONVERTIBLE SUBORDINATED NOTES                          11,500,000

CAPITALIZED LEASE OBLIGATION, less current portion             21,907
                                                          -----------

     Total liabilities                                     14,882,538

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 5,000,000
  shares authorized; 0 shares issued and outstanding               --
 Common stock, $.01 par value, 50,000,000
  shares authorized; 6,926,642 shares issued
  and outstanding                                              69,266
 Additional paid-in capital                                 3,986,245
 Retained earnings                                          1,418,450
                                                          -----------
     Total stockholders' equity                             5,473,961
                                                          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $20,356,499
                                                          ===========

           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS
FOR THE THREE MONTHS ENDED

                                                               September 28,     September 30,
                                                                   1996              1995
                                                                -----------       -----------
                                                                (unaudited)       (unaudited)
NET SALES                                                        $4,451,807        $2,929,806

COST AND EXPENSES:
Cost of sales                                                     2,643,968         1,824,104
Selling, general and administrative expenses                      1,292,413           892,411
Interest expense, net                                                52,111            71,697
                                                                 ----------        ----------

OPERATING INCOME                                                    463,315           141,594

Non-Operating Income                                                     --           227,500
Amortization of deferred debt issue costs                            48,835                --
Amortization of reorganization value in excess of amounts
  allocable to identifiable assets                                   12,750                --
                                                                 ----------        ----------

INCOME BEFORE INCOME TAXES                                          401,730           369,094

INCOME TAXES                                                        163,000           143,000
                                                                 ----------        ----------

NET INCOME                                                       $  238,730        $  226,094
                                                                 ==========        ==========

EARNINGS PER COMMON SHARE AND
 COMMON EQUIVALENT SHARE                                         $      .03        $      .03

WEIGHTED AVERAGE COMMON SHARES
 AND COMMON EQUIVALENT SHARES                                     7,757,657         6,507,274


           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS
FOR THE NINE MONTHS ENDED

                                                        September 28,      September 30,
                                                            1996               1995
                                                         -----------        -----------
                                                         (unaudited)        (unaudited)
NET SALES                                                $11,314,656        $ 8,405,940

COST AND EXPENSES:
Cost of sales                                              7,012,219          5,260,526
Selling, general and administrative expenses               3,268,901          2,409,202
Interest expense, net                                        154,570            201,374
                                                         -----------        -----------

OPERATING INCOME                                             878,966            534,838

Non-Operating Income                                              --            227,500
Amortization of deferred debt issue costs                     76,949                 --
Amortization of reorganization value in excess of
amounts allocable to identifiable assets                      38,245                 --
                                                         -----------        -----------

INCOME BEFORE INCOME TAXES                                   763,772            762,338

INCOME TAXES                                                 310,000            297,000
                                                         -----------        -----------

NET INCOME                                               $   453,772        $   465,338
                                                         ===========        ===========

EARNINGS PER COMMON SHARE AND
 COMMON EQUIVALENT SHARE$                                        .06        $       .07

WEIGHTED AVERAGE COMMON SHARES
 AND COMMON EQUIVALENT SHARES                              7,646,024          6,523,050


           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED


                                                            September 28,        September 30,
                                                                1996                 1995
                                                            ------------         ------------
                                                             (unaudited)          (unaudited)
OPERATING ACTIVITIES:
Net income                                                  $    453,772         $    465,338
Adjustments to reconcile net income to cash used in
  operating activities:
    Depreciation and amortization                                235,414              103,687
    Deferred income taxes                                         84,000              297,000
    Increase in accounts receivable                             (440,797)            (108,409)
    Increase in inventories                                     (384,509)            (273,955)
    Increase in prepaid expenses
     and other assets                                         (2,314,911)             (60,741)
    Increase (decrease) in accounts payable, accrued
      liabilities and other current liabilities                2,249,125             (476,282)
                                                            ------------         ------------

Net cash used in operating activities                           (117,906)             (53,362)
                                                            ------------

INVESTING ACTIVITIES:
Capital  expenditures                                           (160,401)             (68,527)
                                                            ------------         ------------
Net cash used in investing activities                           (160,401)             (68,527)
                                                            ------------         ------------

FINANCING ACTIVITIES:
Preferred stock dividends                                        (22,155)             (43,323)
Exercise of stock grants and options                              95,724                   --
Net repayments under line of credit                           (2,050,647)            (130,129)
Repayments of long-term debt and capitalized lease
  obligation                                                     (29,781)                  --
Net proceeds from issuance of
  5% convertible subordinated notes                           10,527,747                   --
                                                            ------------         ------------
Net cash provided by (used in) financing activities            8,520,888             (173,452)
                                                            ------------         ------------

INCREASE (DECREASE) IN CASH AND CASH                           8,242,581             (295,341)
  EQUIVALENTS


CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                      272,972              315,231
                                                            ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  8,515,553         $     19,890
                                                            ============         ============


           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Month Periods Ended September 28, 1996 and
September 30, 1995 (unaudited)

1.       Basis of Presentation

The condensed consolidated financial statements include the accounts of Armor Holdings, Inc. and its wholly - owned subsidiary, NIK Public Safety, Inc. (the "Company"). The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements.

The financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made.

2.       Acquisition of NIK Assets

On July 15, 1996, the Company acquired, effective as of July 1, 1996, certain assets of the NIK Public Safety Product Line from Ivers-Lee Corporation (the "NIK Assets"). The purchase price of the acquisition was 310,931 shares (the "NIK Shares") of the Company's common stock valued at $2,400,000, plus $255,000 in costs incurred related to the purchase. The Company acquired inventory, receivables and certain intangibles. The total purchase price was allocated to the NIK Assets based upon their respective relative fair market values. Patents, trademarks and other intangibles will be amortized over their respective useful lives, which range from 5-25 years. On the closing date, the Company advanced to the seller $1,200,000 (the "Advance"). The Advance will not bear interest and must be repaid with the first $1,200,000 realized from the sales of the NIK Shares. In the event that the sum of the aggregate net proceeds from the sales of the NIK Shares and the Advance (the "Sum") is less than $2,400,000 by December 31, 1996, the Company has agreed to pay the difference between the Sum and $2,400,000 to the seller. Alternatively, if at any time the Sum is greater than $2,400,000, the seller has agreed to pay the difference to the Company.

3.  Income Taxes

As of January 1, 1996, the Company had an income tax net operating loss carry forward ("NOL") of approximately $5,000,000. Effective with the change in control of the Company by Kanders Florida Holdings, Inc. on January 18, 1996, the utilization of the NOL became restricted to approximately $300,000 per year. As a result, the Company has income taxes currently payable. In previous years, the future benefits obtained by the Company from utilization of the NOL had been applied to reduce the reorganization value in excess of amounts allocable to identifiable assets.

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

5.       Acquisition of Defense Technology Corporation of America

On September 30, 1996, the Company acquired, through its newly formed wholly-owned subsidiary, Defense Technology Corporation of America, a Delaware corporation ("DTC"), substantially all of the assets of Defense Technology Corporation of America, a Wyoming corporation ("DTCoA"). The purchase price was $1,000,000 cash, 629,442 shares of the Company's common stock, having a value of $4,650,000, the assumption of certain liabilities totalling approximately $2,300,000 and $500,000 of costs associated with completing the transaction.

The total purchase price was allocated to the acquired assets based upon their respective relative fair market values. Patents, trademarks and other intangibles will be amortized over their respective useful lives, which range from 5-25 years.

In order to secure the obligations of DTCoA and its seller in connection with the transaction, 270,728 shares were delivered to Union Bank of Switzerland,

New York Branch ("UBS"), as escrow agent pursuant to an escrow agreement dated September 30, 1996. One half of the shares held in escrow will be released March 15, 1998 and the remainder will be held in escrow until June 30, 1999.

Subject to a letter agreement dated August 16, 1996 (the "Key Bank Letter Agreement") and in connection with the DTC transaction, 358,714 of the shares (the "Key Bank Shares") issued at closing, having a value of $2,650,000 (the "Amount Due"), were issued to Key Bank of Wyoming ("Key Bank") in consideration for the release by Key Bank of its security interest in substantially all of the assets of DTCoA. On the closing date, the Company advanced to Key Bank $662,500 cash (the "Initial Amount") as an advance against the Amount Due. Also on the closing date, the Company deposited $1,987,500 in an interest bearing Certificate of Deposit ("CD") account at Key Bank (the "Deposit Account"). Subsequent to closing, any amounts paid to Key Bank on account of the Amount Due, including the Initial Amount, or advances from the Deposit Account will result in a reduction of the then outstanding balance of the Amount Due by a like amount.

Pursuant to the Key Bank Letter Agreement, Key Bank agreed that upon the registration of the Key Bank Shares, the Key Bank Shares would be sold, provided that the Company would control, in its sole discretion, the timing, manner and amount of Key Bank Shares to be sold; and in connection therewith, the Company agreed to ensure that Key Bank realizes net proceeds from such sales (the "Net Sale Proceeds"), which, together with any advances from the Deposit Account and the Initial Amount will, in the aggregate, equal the Amount Due, on or before September 30, 1997 (the "Maturity Date").

The Company will pay to Key Bank the remaining balance of the Amount Due in accordance with the following schedule. The Company may at its option, however, elect to prepay all or a portion of the Amount Due without penalty prior to the Maturity Date:

                  Date:                     Payment Amount:
                  December 15, 1996         $300,000
                  January 31, 1997          $300,000
                  April 30, 1977            $350,000
                  July 31, 1977             $350,000

The Amount Due from time to time outstanding will accrue an effective annual rate of interest equal to two thirds of the sum of the CD rate plus 1%. This interest amount will be paid equally by DTCoA and the Company.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the financial statements and notes thereto included herein and the financial statements and management's discussion and analysis or plan of operation included in the Company's Annual Report on Form 10- KSB for the year ended December 31, 1995.


Results of Operations

Three Months Ended September 28, 1996 Compared to Three Months Ended September 30, 1995

Sales for the three months ended September 28, 1996, were $4,451,807 representing an increase of $1,522,001 (or 52%) compared to the same period in 1995. Domestic law enforcement sales increased by 30% and international sales increased by approximately $550,000 or 178%.

The gross profit margin (sales less manufacturing costs for materials, labor and overhead as a percent of total sales) increased to 40.6% for the 1996 period from 37.7% in the comparable period for 1995. The increase is due primarily to the increase in the international sales which achieved higher margins this quarter than the domestic sales. In addition, the gross profit margin increased by approximately one percent due to the impact of the NIK Public Safety, Inc. sales which achieve higher margins than the Company's core body armor business.

Selling, General and Administrative Expenses for the three month period ended September 28, 1996 were $1,292,413 (29% of sales) compared to $892,411 (30.4%
of sales) during the comparable period in 1995. The increase in the actual dollar amount of selling, general and administrative expenses between the periods, amounted to $400,002 and was due primarily to higher commissions paid on the increase in sales.

Interest expense of $52,111 for the three month period ended September 28, 1996 is approximately $19,586 lower than the comparable period in the prior year. The decrease resulted primarily from reducing the Company's credit facility with LaSalle Business Credit, Inc. ("LaSalle") on May 1, 1996 to a zero balance with the $11,500,000 gross proceeds realized from to the issuance by the Company of 5% Convertible Subordinated Notes (the "Notes"). However, the interest associated with the Notes approximate $143,750 per quarter and is offset by interest income earned on the investment in short-term securities. Deferred debt issue costs associated with the Notes are being amortized over the term of the Notes, which is five years.

Income tax expense for the three month period ended September 28, 1996 represents the federal and state statutory rates. The Company's operating loss carry forward at January 1, 1996 amounted to approximately $5,000,000. Due to the Company's change in control in January 1996, the allowed annual usage of this tax benefit became restricted to approximately $300,000 per year. For the third quarter of 1996, pre-tax income and net income amounted to $401,730 and $238,730, respectively, compared to $369,094 and $226,094 for the comparable period in 1995. This change reflects the increase in sales between the periods, as discussed above, being partially offset by the non-recurring non-operating income in 1995, increases in selling, general and administrative costs, and amortization costs related to intangible assets.


Nine Months Ended September 28, 1996 Compared to Nine Months Ended September 30, 1995

Sales for the nine months ended September 28, 1996 were $11,314,656 representing an increase of $2,908,716 (or 35%) compared to the same period in 1995. The increase results primarily from the increase in domestic sales of 32% over last year.

The gross profit margin on sales for the nine months ended September 28, 1996 increased by $1,157,023 compared to the same period in the prior year, primarily due to the increase in gross sales.

Selling, General and Administrative Expenses for the first nine months of 1996 were $3,268,901 (29% of sales) compared to $2,409,202 (29% of sales) in the 1995 period. Increases in commissions paid as a result of higher sales accounted for a majority of the overall dollar increase between the periods.

Interest expense of $154,570 for the 1996 period was approximately $46,804 lower than the prior year. As noted previously, the decrease is due primarily to the reduction of the Company's credit facility with LaSalle to a zero balance on May 1, 1996, offset to some degree by the interest accrued on the Notes.

Income tax expense for the nine month period ended September 28, 1996 represents the federal and state statutory rates. The Company's operating loss carry forward at January 1, 1996 amounted to approximately $5,000,000. Due to the Company's change in control in January 1996, the allowed annual usage of this tax benefit became restricted to approximately $300,000 per year. For the first nine months of 1996, pre-tax income and net income increased to $763,772 and $453,772, respectively, from $762,338 and $465,338 for the same period in 1995. This change reflects the effect of increased sales in 1996 being partially offset by non recurring non-operating income received in 1995 and no such income being received in 1996.

Liquidity and Capital Resources

The Company's backlog consists of orders received but not yet manufactured. As of September 28, 1996, the Company had an estimated backlog of orders of approximately $2,126,000. As of May 1, 1996, the Company reduced its credit facility with LaSalle to a zero balance. Effective June 30, 1996 the financing agreement expired and was not renewed. The Company has a commitment letter dated October 3, 1996 from Barnett Bank for making available to the Company a revolving credit facility of up to $10,000,000 for working capital purposes. As of October 21, 1996 the Company is engaged in discussions with Barnett Bank regarding the terms of such credit facility.

As of September 28, 1996, the Company had working capital of $10,161,214 which reflects the gross proceeds from the issuance of convertible debt of $11,500,000 and the continued profitability of operations. Working capital at June 30, 1996 was $12,033,729 and at September 30, 1995 was $766,714.


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

At the meeting, the Company's stockholders approved: (i) the election of Warren
B. Kanders, Jonathan M. Spiller, Burtt R. Ehrlich, Nicolas Sokolow, Thomas W. Strauss and Richard C. Bartlett to the Company's Board of Directors ("Proposal 1"); (ii) an amendment to the Company's Amended and Restated Articles of Incorporation, changing the name of the Company to "Armor Holdings, Inc." ("Proposal 2"); (iii) the reincorporation of the Company under the laws of the State of Delaware by means of a merger of the Company with and into a newly formed wholly-owned subsidiary incorporated in the State of Delaware for such purpose ("Proposal 3"); (iv) an amendment to the Company's Amended and Restated Articles of Incorporation, increasing the number of authorized shares of the Company's common stock from 15,000,000 shares to 50,000,000 shares ("Proposal 4"); (v) an amendment to the Company's Amended and Restated Articles of Incorporation, creating a series of preferred stock, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as such redemption or sinking fund provisions and the qualifications, limitations and restrictions with respect thereto, as the Board may from time to time determine ("Proposal 5"); (vi) the adoption of the Company's 1996 Stock Option Plan ("Proposal 6"); (vii) the adoption of the Company's 1996 Non-Employee Directors Stock Option Plan ("Proposal 7"); and (viii) the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1996 ("Proposal 8"). Proposals 1, 2, 3, 4, 5, 6, 7 and 8 were approved by the Company's shareholders as follows:


                              Votes For      Votes Against     Votes Abstaining
                              ---------      ------------      ----------------
Proposal 1:

   Warren B Kanders           5,426,344               57                0

   Jonathan M. Spiller        5,426,344               57                0

   Burtt R. Ehrlich           5,426,344               57                0

   Nicolas Sokolow            5,426,344               57                0

   Thomas W. Strauss          5,426,344               57                0

   Richard C. Bartlett        5,426,344               57                0

Proposal 2:                   5,417,999              236            8,166

Proposal 3:                   5,417,832              203            8,366

Proposal 4:                   5,414,946            2,355            9,100

Proposal 5:                   5,411,746            6,455            8,200

Proposal 6:                   5,415,346            1,889            9,166

Proposal 7:                   5,406,947           10,088            9,366

Proposal 8:                   5,418,368               33            8,000

6.       Exhibits and Reports on Form 8-K

         a.       Exhibits

                  The following Exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB:

                  EXHIBIT NO.      DESCRIPTION

                  11.1             Earnings Per Share Computations
                  27.1             Financial Data Schedule

                  The Company filed a report on Form 8-K on July 30, 1996 in connection with the Company's acquisition of certain assets of the NIK Public Safety Product Line from Ivers-Lee Corporation. In addition, the Company filed a report on Form 8-K on September 3, 1996 in connection with the Company's reincorporation in the state of Delaware. On October 9, 1996, the Company filed a report on Form 8-K in connection with the Company's acquisition of substantially all of the assets of Defense Technology Corporation of America. On October
                  23, 1996, the Company filed an amendment on Form 8-K/A-1 to its report on Form 8-K filed on October 9, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         ARMOR HOLDINGS, INC.


                                           /s/ Jonathan M. Spiller
                                         -------------------------------------
                                         Jonathan M. Spiller
                                         President and Chief Executive Officer
                                         Dated October 25, 1996


                                           /s/ Carol T. Burke
                                         -------------------------------------
                                         Carol T. Burke
                                         Vice President of Finance
                                         Dated October 25, 1996