Form 10QSB/A
period 1996-09-28
ARMOR HOLDINGS INC
filed 1996-10-30
CIK 845752

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A-1

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

ARMOR HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

                                                        September  28,
ASSETS                                                       1996
                                                        --------------
                                                          (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                               $ 8,515,553
  Accounts receivable, net of allowance for
  doubtful accounts of $86,554                              2,760,551
  Inventories                                               1,486,444
  Prepaid expenses and other current assets                   759,297
                                                          -----------
    Total current assets                                   13,521,845

PROPERTY, PLANT AND EQUIPMENT, net                            514,540

REORGANIZATION VALUE IN EXCESS OF
AMOUNTS ALLOCABLE TO IDENTIFIABLE
ASSETS, net                                                 3,464,329

PATENTS AND TRADEMARKS                                      1,855,000

OTHER ASSETS                                                1,000,785
                                                          -----------
TOTAL ASSETS                                              $20,356,499
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

The Company will pay to Key Bank the remaining balance of the Amount Due in accordance with the following schedule. The Company may at its option, however, elect to prepay all or a portion of the Amount Due without penalty prior to the Maturity Date:

                  Date:                     Payment Amount:
                  December 15, 1996         $300,000
                  January 31, 1997          $300,000
                  April 30, 1997            $350,000
                  July 31, 1997             $350,000

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

                                        ARMOR HOLDINGS, INC.


                                          /s/ Robert R. Schiller
                                        ---------------------------------------
                                        Robert R. Schiller
                                        Vice President of Corporate Development
                                        Dated October 30, 1996


                                          /s/ Carol T. Burke
                                        ---------------------------------------
                                        Carol T. Burke
                                        Vice President of Finance
                                        Dated October 30, 1996