Form 10KSB
period 1996-12-28
ARMOR HOLDINGS INC
filed 1997-03-25
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the fiscal year ended: December 28, 1996

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from __________ to ________

                         Commission File Number 0-18863

                              ARMOR HOLDINGS, INC.
                 (Name of small business issuer in its charter)

                Delaware                                   59-3392443
       (State of Incorporation)                    (I.R.S. Employer I.D. No.)

        191 Nassau Place Road
           Yulee, Florida                                    32097
(Address of Principal Executive Offices)                   (Zip Code)

         Issuer's telephone number, including area code: (904) 261-4035

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class:                       Name of exchange on which registered:
Common Stock, par value of $.01 per share       American Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ending December 28, 1996 were $18,011,014.

As of March 21, 1997, the registrant has 10,551,795 shares of Common Stock, par value of $.01 per share, outstanding, and the aggregate market value of outstanding voting stock (based upon closing of such stock on the American Stock Exchange at the close of business on March 3, 1997) held by non-affiliates was approximately $43,000,000.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                            Yes [X]   No [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

              DOCUMENT                           FORM 10-KSB PART
              --------                           ----------------

Proxy Statement for 1997 Annual Meeting                III

                 TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                                            Yes [ ]   No [X]

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

         The predecessor of Armor Holdings, Inc. was incorporated in January 1969, under the laws of the State of New York under the name American Body Armor & Equipment, Inc. (the "New York Corporation"). In February 1983, the New York Corporation moved its operations to Florida. Effective January 1, 1984, the New York Corporation was merged with and into Armour of Fernandina Beach, Inc. ("Armour"), a Florida corporation incorporated in October 1980, which prior to such merger (the "Armour Merger") had been a separate but affiliated entity of the New York Corporation. Pursuant to the Armour Merger, Armour remained as the surviving entity and subsequently changed its name to American Body Armor & Equipment, Inc. ("ABA"). On August 21, 1996 (the "Effective Time"), in order to effect a change in domicile from Florida to Delaware (the "Reincorporation"), ABA was merged with and into Armor Holdings, Inc., a Delaware corporation. Prior to the Effective Time, Armor Holdings, Inc. had been a wholly-owned subsidiary corporation of ABA organized for the purpose of effecting the Reincorporation. At the Effective Time, Armor Holdings, Inc. (the "Company" or "AHI") became the surviving entity of the merger pursuant to which the Reincorporation was completed.

         In May 1992, the Company filed for relief under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing was the result of a general decline in the Company's operations, which included significant operating losses in 1989 and 1991, and the inability to collect a $1,500,000 receivable related to the shipment of vests to a Middle East customer in April 1991. The Company emerged from bankruptcy protection effective September 20, 1993, upon confirmation by the United States Bankruptcy Court for the Middle District of Florida, Jacksonville Division (the "Bankruptcy Court") of the Company's Third Amended and Restated Plan of Reorganization (the "Plan of Reorganization").

         On January 18, 1996, the Company underwent a change in control in connection with the purchase by Kanders Florida Holdings, Inc. ("KFH") and certain other investors (the "Investors") of all of the capital stock of the Company (the "Purchase") owned by Clark Schwebel, Inc. ("Clark Schwebel"), a supplier of raw materials to the Company, and Hexcel Corporation ("Hexcel"). Prior to the closing of the Purchase (the "Closing"), at a meeting held on January 18, 1996, the then existing Board of Directors, which consisted of Jonathan M. Spiller, Julius Lasnick, Gardner F. Davis, John Innes and Robert Sullivan, authorized the officers of the Company to take such actions as the officers deemed necessary, prudent and appropriate to facilitate the Purchase by KFH and the Investors. Following such action, Messrs. Lasnick, Davis, Innes and Sullivan conditionally resigned from the Board of Directors, effective upon the Closing. Such resignations were conditioned upon the occurrence of the Closing. Contemporaneously with the tendering by Messrs. Lasnick, Davis, Innes and Sullivan of their conditional resignations, the Board of Directors appointed Warren B. Kanders, who was elected Chairman of the Board of Directors, Burtt R. Ehrlich and Nicolas Sokolow to the vacancies to be created by such resignations. Mr. Kanders is the sole stockholder and sole director of KFH. Upon assuming office, Messrs. Kanders, Ehrlich and Sokolow constituted a majority of the Board of Directors. The Board of Directors was expanded twice during 1996 to add a total of three additional directors. On May 13, 1996, Thomas W. Strauss and Richard C. Bartlett were elected to serve as members of the Board of Directors, and on December 9, 1996, Alair A.
Townsend was elected to the Board.

         The shares of capital stock of the Company acquired by KFH were paid for out of KFH's working capital funds. KFH acquired an aggregate of 2,880,217 shares of the Company's common stock, which at the time of the Purchase had a par value of $.03 per share, and an aggregate of 1,131,075 shares of the Company's 3% Convertible, $1.00 stated value Preferred Stock (the "Old Preferred Stock"), for an aggregate purchase price of $3,190,000, of which an aggregate of $2,340,000 was paid in cash. The remaining $850,000 of the purchase price was paid by promissory notes. To secure the payment of the promissory notes, KFH pledged to Springs Industries, Inc., the parent corporation of Clark Schwebel, 900,000 shares of the Company's common stock. In addition, Mr. Kanders individually acquired 28,141 shares of the Company's common stock. Mr. Kanders acquired an additional 1,000 shares of common stock upon the listing of the Company's common stock on the American Stock Exchange on March 18, 1996.

         Upon assuming their positions, the newly constituted Board of Directors of the Company elected to require the holders of the Company's Old Preferred Stock to convert such shares to common stock at 110% of the aggregate stated value of the Old Preferred Stock, at a conversion price of $.77 per share (fair market value as determined by an independent valuation firm), as required by the Company's then-effective Florida Amended and Restated Articles of Incorporation. All shares of the Company's Old Preferred Stock were deemed to have been converted upon such election by the Board of Directors. See Item 5, "Market for Common Equity and Related Stockholder Matters."

         Following the Closing, and assuming the conversion of the shares of Old Preferred Stock owned by KFH, KFH and Mr. Kanders collectively owned 4,524,178 of the total outstanding shares of common stock of the Company, which at the time constituted approximately 66.4% of the total outstanding shares of common stock of the Company.

         Subsequently, as of July 1, 1996, the Company, through its wholly-owned subsidiary, NIK Public Safety, Inc., a Delaware corporation ("NIK") acquired certain assets of the NIK Public Safety Product Line ("NIK Public Safety") from Ivers-Lee Corporation ("Ivers-Lee"), and on September 30, 1996, the Company, through its wholly-owned subsidiary,

Defense Technology Corporation of America, a Delaware corporation ("DTC"), acquired substantially all of the assets of Defense Technology Corporation of America, a Wyoming corporation ("DTCoA"). As a result of the completion of these acquisitions, the Company is engaged in three product areas: (i) body armor, explosive ordnance device (EOD) equipment, armored cars and related products; (ii) portable narcotic identification kits, Flex-Cuf disposable restraints, specimen and evidence collection kits and evidence tape; and (iii) less-than-lethal and anti-riot products.

GENERAL

         Since its founding, the Company has been engaged in the development, manufacture and distribution of ballistic protective equipment. Such equipment includes bullet resistant and sharp instrument penetration resistant vests, bullet resistant blankets, bomb disposal suits and helmets, bomb protection and disposal equipment and certain custom armored products, including armored cars and vans.

         Immediately after the Purchase by KFH, the Company created a strategy to become the leading provider of law enforcement and security products and services. The first stages of the implementation of this strategy were the acquisitions of NIK Public Safety and DTCoA in 1996, and will continue in the future as the Company identifies businesses to purchase which are consistent with the Company's overall philosophy and strategy. Through its 1996 acquisition of NIK Public Safety, the Company has become engaged in the packaging, mixing and distribution of portable narcotic identification kits, the distribution of Flex-Cuf disposable restraints, specimen and evidence collection kits and evidence tape. Through its 1996 acquisition of substantially all of the assets of DTCoA, the Company is also engaged in the manufacture and distribution of tear gas, less-than-lethal munitions and anti-riot products including defensive aerosol sprays, distraction devices, chemical agents, flameless expulsion grenades, specialty impact munitions and other similar products. Following the acquisition of DTCoA, the Company, through DTC, now also distributes gas guns, gas masks, batons, shields, riot helmets and gun holsters. The scope of these latter products involve a less-than-lethal approach for crowd and riot control.

         The Company's products are marketed almost exclusively to municipal, state, federal and foreign law enforcement agencies, private security entities, United States and foreign military and correctional services.

PRODUCTS OF ARMOR HOLDINGS, INC.

Body Armor

         AHI manufactures two basic types of body armor: (i) concealable armor, which is generally intended to be worn beneath the user's clothing, and (ii) tactical armor, which is worn externally and is designed to protect more coverage area and defeat higher level ballistic threats incorporating ballistic hard armor plates. Both types of armor are manufactured using multiple layers of an aramid or polyethylene ballistic fabric, stitched for integrity, covered and finally enclosed in an outer carrier. The Company's lines of ballistic protective vests each provide varying degrees of protection and are certified under federal guidelines established by the National Institute of Justice (the "NIJ"). All of AHI's body armor products sold in the United States are certified under the NIJ's Body Armor Standard 0101.03. See Item 1, "Description of Business-Raw Materials, Sources and Availability."

         AHI's concealable vests are contoured to closely fit the user's body shape. Most of the Company's concealable vests are sold with a shock plate, which is an insert designed to improve the protection of vital organs against sharp instrument attack and to provide enhanced blunt trauma protection. These vests may be supplemented with additional armor plates made of metal, ceramic or Comspec(Trademark), to withstand greater ballistic threat levels than the vest is otherwise designed to deter.

         AHI's tactical vests are designed to give maximum all around protection and incorporate additional coverage around the neck, shoulders and kidneys than that provided by the Company's concealable vests. A groin protector is often supplied as an accessory. These vests usually contain pockets to incorporate panels constructed from small high-alumina ceramic tiles or pressed polycarbonate Comspec(Trademark), which provides additional protection against rifle fire. The Company's tactical vests are offered in a variety of styles, including tactical assault vests, tactical police jackets, floatation vests, high-coverage armor and flak jackets, each of which is manufactured to protect against varying degrees of ballistic threats.

Sharp Instrument Penetration Armor

         AHI manufactures knife resistant vests designed primarily for use by personnel in correctional facilities and other law enforcement employees who are exposed to threats from sharp instruments. These vests are constructed using an aramid ballistic fiber and titanium foil and are available in both concealable and tactical versions. In addition, these vests can be combined with ballistic armor configurations to provide combined ballistic resistant and sharp instrument penetration resistant protection.

Explosive Ordnance Disposal Equipment ("EOD")

         AHI manufactures and distributes a wide range of EOD disposal and handling equipment and distributes EOD detection equipment manufactured by another company. This equipment includes bomb disposal suits, which are primarily constructed of an aramid ballistic fabric covered by a Nomex(Registered Trademark) brand fire-retardant cover. These suits cover the user's entire body (except the hands) and include a fitted helmet that provides protection and communication capabilities. Other EOD equipment manufactured by the Company includes bomb protection blankets and letter bomb suppression pouches.

Hard Armor and Shields

         AHI manufactures a variety of hard armor and ballistic shields, which are manufactured using aramid ballistic fibers, polyethylene ballistic material, ballistic steel, ceramic tiles, ballistic glass or a combination of any one or more of these materials. These products include tactical face masks and helmets, Comspec(Trademark) shields, barrier shields and blankets as well as upgrade armor plates. Upgrade armor plates are designed to fit into pockets available on most of the AHI's tactical vests. When used in conjunction with the ballistic vests, these plates provide additional ballistic protection against increased ballistic threats, including assault rifle ballistic protection.

Other Products

         Other specialty products manufactured by AHI include armored press vests, executive vests, raincoats and fireman turnout coats. These specialty products are designed to provide various levels of ballistic protection. The Company also designs and manufactures specialty armor applications for vehicles and aircraft. Such applications include the manufacture of customized armored cars. AHI also custom manufactures patented, lightweight and removable soft armor panels for aircraft of any dimension or configuration. In addition, the Company designs and manufactures armor used in stationary protection applications. Such armor can be custom designed for each individual application or provided as a "kit" that can be installed on-site worldwide.

         The Company has the exclusive rights in the United States to distribute Gallet(Registered Trademark) helmets, which are protective ballistic helmets used by law enforcement agencies and military services. The Company also has the non-exclusive rights to distribute Scanna(Registered Trademark) letter bomb and Madis(Registered Trademark) car bomb detectors. Other specialty products manufactured and distributed by the Company include gas guns, gas pistols and gun locks. In addition, the Company also distributes certain items manufactured by others, such as gas masks, batons and holsters.

PRODUCTS OF DEFENSE TECHNOLOGY CORPORATION OF AMERICA

Less-than-Lethal Products

         DTC manufactures four distinct categories of less-than-lethal and anti-riot products. These categories are aerosol sprays, chemical agents, specialty impact munitions and distraction devices.

Aerosol Sprays

         DTC manufactures several sizes of aerosol sprays containing the active ingredient oleoresin capsicum. The formulation used is patented and carries the trademark name of First

Defense(Registered Trademark). The products range from small "key-ring" and hand-held units available for both civilian and law enforcement use to large volume canister for crowd and riot control. The large volume canisters used for crowd and riot control are not available to the general public.

Chemical Agents

         The chemical agents manufactured by DTC contain tear producing active ingredients available for use only by authorized public safety agencies. These agents consist of the traditional tear gases Orthochlorobenzalmalonontirle (CS) and Chloroacetophenone (CN), as well as oleoresin capsicum. These products are packaged in hand-held or launchable grenades, both pyrotechnic and non-pyrotechnic, as well as 37 mm, 40 mm and 12 gauge munitions. The munitions include barricade rounds, blast dispersions and pyrotechnic canisters. DTC holds a patented design covering two of its non-pyrotechnic grenades.

Specialty Impact Munitions

         DTC manufactures a wide range of munitions also referred to as Kinetic Energy Rounds. These munitions can be fired from standard 12 gauge shotguns, 37 mm gas guns and 40 mm launchers. These products can be used for either individual target acquisitions or the multiple target acquisitions commonly associated with riot and crowd control situations. The products range from single projectiles such as bean bags, rubber balls, wood batons and rubber batons to products containing multiple projectiles. The multiple projectile products include rounds containing several rubber pellets or rubber balls, to foam and wood batons. All of these munitions are designed to be used in a less-than-lethal approach, where it is not necessary to use deadly force.

Distraction Devices

         DTC also manufactures a patented device that is used for dynamic entries by specially trained forces where it is necessary to draw the attention of individuals away from an entry area. This trademark product is referred to as a Distraction Device(Registered Trademark), which emits a loud bang and brilliant flash of light.

PRODUCTS OF NIK PUBLIC SAFETY, INC.

Narcotic Identification Products

         NIK packages, mixes and distributes portable narcotic identification kits used for the identification of narcotic substances by law enforcement agencies.

Other Products

         NIK also manufactures and distributes specimen collection kits, evidence collection kits and tamper guard evidence tape. In addition, NIK has the exclusive rights to distribute the Flex-Cuf restraint, a patented restraint manufactured by Thomas & Betts.

MANUFACTURING

         AHI manufactures substantially all of its bullet, bomb and projectile resistant garments and other ballistic protection devices at its Florida facility. DTC manufactures at its Wyoming facilities virtually all of its less-than-lethal products, other than piece parts which are assembled and used in finished goods. In addition, NIK packages, mixes and distributes its portable narcotic identification kits. See Item 1, "Description of Business-Raw Materials, Sources and Availability."

         The manufacturing processes and techniques of AHI, DTC and NIK are in accordance with guidelines established by various regulatory agencies, and the Company believes it and its subsidiaries are currently in compliance with all applicable material environmental regulations. See Item 1, "Description of Business-Government and Industry Regulations and Standards."

RESEARCH AND DEVELOPMENT

         AHI continually develops new armor-related products to meet the demands of the marketplace. Customer needs, including specific use requirements and cost, drive the development process. The Company's product development process involves combining state-of-the-art ballistic fibers, cover materials and unique weaves with improved design and manufacturing processes to produce competitively priced products which provide the maximum comfort at the lowest possible weight, while meeting the customer's ballistic threat requirements.

         DTC is also committed to research and development of less-than-lethal products. The combination of end user feedback and tactical use applications enhance the development process. DTC's research combines current technology in evaluating and developing its products as well as utilizing quality manufacturing processes that underscore product safety and reliability. During the fiscal year ended December 28, 1996, the Company had expenditures related to new product development and testing of $513,760, as compared with $444,118 during the fiscal year ended December 31, 1995. See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Year Ended December 28, 1996 Compared to Year Ended December 31, 1995."

RAW MATERIALS, SOURCES AND AVAILABILITY

         The primary raw materials used by AHI in manufacturing ballistic resistant garments are aramid ballistic fibers and polyethylene ballistic materials, including Kevlar(Registered Trademark), Twaron(Registered
Trademark) and SpectraShield(Registered Trademark). AHI purchases cloth woven out of aramid yarn from a number of independent weaving companies, including Clark Schwebel, a former stockholder of the Company. The Company has begun to use SpectraShield(Registered Trademark) as a new, alternative ballistic-resistant fabric to reduce its dependence on Kevlar(Registered Trademark). SpectraShield(Registered Trademark) has been used in combination with Kevlar(Registered Trademark) in approximately 20% of all vests sold by the Company. SpectraShield(Registered Trademark) is not, however expected to become a complete substitute for Kevlar(Registered Trademark) in the near future due to the fabric's physical characteristics. In the opinion of management, AHI enjoys a good relationship with its suppliers and would not experience significant delays in the delivery of its products if Kevlar(Registered Trademark) cloth or any other raw material from any one of the mills the Company does business with were to become unavailable. Kevlar(Registered Trademark), AHI's most important raw material, is not a scarce resource and there are adequate supplies of Kevlar(Registered Trademark) to meet AHI's needs. See Item 12, "Certain Relationships and Related Transactions."

         The raw materials used by DTC in the production of chemical agents are supplied by several sources. The raw chemicals used in the production of CS tear gas are obtained readily with the exception of Malononitrile, which is limited in sources. If DTC were ever unable to obtain Malononitrile, its production of CS tear gas could be severely curtailed until an alternate source could be located. The remainder of the chemicals and piece parts used by DTC for chemical agents are readily available from other suppliers.

         DTC purchases other raw materials used in the manufacture of its various products from a variety of sources, and it believes additional sources of supply of these materials are readily available. DTC also owns several molds which are used throughout its less-than-lethal product line.

CUSTOMERS

         The products of AHI, DTC and NIK (hereinafter, collectively, the "Company") are sold nationally and internationally, primarily to law enforcement agencies and military and correctional services. Sales to domestic law enforcement agencies, including police departments, state correctional facilities, highway patrols and sheriffs' departments comprise the largest portion of the Company's business. Sales to the United States federal law enforcement and military branches, including federal correctional facilities, also comprise a significant portion of the Company's business. Sales to international customers are made through a network of international distributors who then sell primarily to military and law enforcement agencies. Most international sales are made on terms requiring the Company to receive payment in advance of shipment or payment through a letter of credit confirmed by a major United States bank. All sales are made under terms requiring payment in United States currency. During 1996, the Company had no sales to individual customers which exceeded 10% of total sales.

MARKETING AND DISTRIBUTION

         The Company's distribution network consists of independent domestic distributors and independent international agents, who in turn resell the products to the end user. In certain rare situations, the Company sells directly to end users. The Company has many independent domestic distributor locations as well as many independent international agent representatives.

         The Company employs regional sales managers who are responsible for marketing the Company's products to domestic distributors and law enforcement agencies in the United States. These regional sales managers are responsible for calling upon the individuals within the distributor organization or agency who are responsible for making purchasing decisions in order to provide product demonstrations and information, including specifications, concerning the Company's products. These regional sales managers employed by the Company are compensated on a salary plus commission basis with commission amounts subject to review based upon the profitability of the contract. The Company also employs the services of agents in various other countries to support international sales.

         The Company's primary marketing emphasis is on the development of relationships with key distributors and agents in order to improve the quality of the distribution network. In conjunction with this effort, the Company may work on joint marketing efforts with distributors for special promotions and direct mailings. The Company's national advertising is generally targeted toward increased name recognition and new product introduction, primarily for domestic law enforcement agencies. This form of advertising consists of advertisements in law enforcement trade magazines and attendance at trade shows. During the fiscal years ended December 28, 1996 and December 31, 1995, advertising and marketing expenditures were approximately $220,000 and $240,000, respectively.

         The Company has a comprehensive Training Division to support the necessary education of its customer base in the proper use of its various product lines. The Company also contractually employs police officers for technical support and as instructors.

         The Company is involved with and supports several significant law enforcement associations, including the National Tactical Officer's Association, the International Law Enforcement Firearms Instructors, the American Society of Law Enforcement Trainers and the International Association of Chiefs of Police.

BACKLOG

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

         As of December 28, 1996, the Company had an estimated backlog of $1,800,000, as compared to $3,058,000 as of December 31, 1995. As of March 3, 1997, the Company had an estimated backlog of $1,222,000. The large backlog at December 31, 1995 was due primarily to a $1,800,000 contract with the City of Philadelphia which was substantially completed as of December 28, 1996. Management believes that a backlog of approximately four weeks production provides for reasonable production scheduling. The Company may reduce or increase production in the future as a result of changes in the level or mix of backlog. See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Year Ended December 28, 1996 Compared to Year Ended December 31, 1995."

GOVERNMENT AND INDUSTRY REGULATIONS AND STANDARDS

         The bullet, sharp instrument penetration and bomb resistant garments and accessories manufactured and sold by AHI are not currently subject to government regulations. However, law enforcement agencies and the military publish invitations for bidding which specify certain standards of performance which bidders' products must meet. The NIJ, under the auspices of the United States Department of Justice, has issued a voluntary ballistic standard (NIJ 0101.03) for bullet resistant vests. AHI regularly submits its vests to independent laboratories for ballistic testing under this voluntary ballistic standard.

         AHI's products utilize different "applications" or combinations of material to produce equipment which provides protection against fragments or gunshots fired from a variety of firearms at each "Threat Level," as defined by the NIJ's Standard 0101.03 ("Threat Levels"). The NIJ conducts a series of tests designed to verify that armor used by domestic law enforcement officers meets a designated standard of protection.

         Threat Levels are defined in recognition of the trade-off between protection and wearability. The weight and bulk of body armor are generally proportioned to the protection it provides. The Threat Level protection that a police officer will desire in a vest is determined by the types of threats he will face on the streets, including the officer's own weapon, should it be used against the officer. As criminals continue to use heavier weapons, officers will require protection at a higher Threat Level. AHI believes that police departments and other purchasers will seek vests that provide an adequate level of protection without being so heavy and uncomfortable that the user is discouraged from wearing it.

         The Company believes that it has created a competitive advantage in "wearability." Wearability tests conducted by AHI have convinced management that the

Company's vests are more comfortable to wear, fit better and can be worn for longer periods of time than similar products from competitors. Management believes that the Company's products offer higher protection at lower weight and bulk. AHI also offers designs that provide greater vital-area coverage than other equipment on the market. The Company custom manufactures each vest to specific measurements of individual wearers. At least seven different body measurements are taken, after which the basic design is then further modified by weight, height and gender of the prospective wearer.

         The manufacturing operations of DTC are subject to the regulation of several regulatory agencies. Within the State of Wyoming, DTC operates under the guidelines of the Wyoming Department of Employment Workers' Safety and Compensation Division. DTC has enrolled in an Employer Voluntary Technical Assistance Program (EVTAP), which monitors the manufacturing processes to ensure that DTC is free of any adverse work conditions. Currently, DTC is in good standing within the EVTAP program. Furthermore, DTC adheres to the guidelines for emissions as regulated by the Wyoming Department of Environmental Quality.

         DTC's operations are also regulated by the Bureau of Alcohol, Tobacco and Firearms. DTC ships hazardous goods, and in doing so, is subject to the regulations of the United States Department of Transportation for packaging and labeling. Certain of DTC's international shipments are subject to the regulations of the United States Departments of Commerce and State.

PROPRIETARY INFORMATION AND LICENSES

         Several of the products manufactured and sold by the Company are subject to manufacturing processes for which the Company holds United States and foreign patents having varying durations. The Company also relies on trade secrets, proprietary know-how and continuing technological innovation (collectively, "Proprietary Information") to develop and maintain its competitive position. The Company also has, pursuant to various royalty-bearing licensing agreements, the right to distribute and sell products manufactured by other companies. These licenses include: (i) the exclusive rights in the United States to distribute Gallet(Registered Trademark) helmets, which are protective ballistic helmet used by law enforcement and military services;
(ii) the non-exclusive rights to distribute Scanna(Registered Trademark) letter bomb and Madis(Registered Trademark) car bomb detectors; and (iii) the exclusive rights, which are held by NIK, to distribute the Flex-Cuf restraint, a patented disposable restraint manufactured by Thomas & Betts.

COMPETITION

         The Company's business is highly competitive in all product lines. In the United States law enforcement, government, military and correctional markets, the Company has several competitors. The Company believes that the principal elements of competition are price and quality. The Company believes that its products are priced competitively and that the quality of its products is competitive with products manufactured by other companies having similar capabilities. In the international market, the Company's competition consists primarily of its larger American competitors as well as certain international companies and, depending upon the market, smaller local manufacturers. In certain international markets, the Company's ability to be competitive is adversely affected by import duties imposed on its products.

EMPLOYEES

         As of December 28, 1996, the consolidated Company had approximately 200 employees, five of whom were executive officers of the Company. Of the remaining employees, approximately 25 were office personnel, approximately 150 were employed in manufacturing, quality assurance, research and development, purchasing, shipping and warehousing and approximately 20 were sales personnel. As of December 31, 1995, the total number of employees of the Company was approximately 131. The increase of employees was due primarily to the acquisition of NIK Public Safety and DTCoA.

POSSIBLE FUTURE ACQUISITIONS AND INVESTMENTS

         The Company intends to diversify and expand its business operations through the possible acquisition of one or more operating companies, which may or may not be related to its current businesses, and is actively seeking to acquire additional operating companies or interests therein. In furtherance of this strategy, the Company may consider a public offering of its shares or an acquisition or merger with a company that has a public trading market for its securities. Other than the acquisitions of NIK Public Safety and DTCoA and except as otherwise set forth below, the Company has no binding commitments with respect to any such acquisition at the present time, and it is uncertain as to when or if any acquisition will be made.

         On February 7, 1997, the Company executed a non-binding letter of intent pursuant to which the Company has agreed to negotiate the terms and conditions of an agreement pursuant to which the Company would acquire all of the outstanding capital stock of a leading European manufacturer and distributor of military apparel, high visibility garments and bullet resistant vests to law enforcement and military agencies throughout Europe, the Middle East and Asia. In 1996, the target company (the "Target") had revenues of approximately $5,500,000. Consummation of the acquisition is subject to, among other things, the completion of due diligence and other customary requirements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of working capital during the fiscal year ended December 28, 1996 were bank borrowings from LaSalle Business Credit, Inc. ("LaSalle") until April 1996 and the net proceeds from its offering of its 5% Convertible Subordinated Notes due April 30, 2001 (the "Notes"). As of
May 1, 1996, the Company reduced its credit facility with

LaSalle to a zero balance. Effective June 30, 1996, the financing agreement with LaSalle expired and was not renewed. On November 14, 1996, the Company entered into a loan agreement with Barnett Bank, N.A. ("Barnett Bank") for a revolving credit facility of up to $10,000,000 for working capital purposes (the "Barnett Loan"). The Barnett Loan is secured by the Company's and its subsidiaries' inventory and accounts receivable and guaranteed by the Company's subsidiaries. As of December 28, 1996, no borrowings had been made by the Company under the Barnett Loan.

         On April 30, 1996, the Company completed a private placement of the Notes pursuant to which $11,500,000 aggregate principal amount of Notes were sold by the Company under that certain Convertible Subordinated Note Purchase Agreement dated as of April 30, 1996 (the "Convertible Subordinated Note Purchase Agreement"). All of the Notes were redeemed by the Company on December 18, 1996. In connection with such redemption, each Noteholder converted their
Note into shares of Common Stock. The following description of the Note offering, the Convertible Subordinated Note Purchase Agreement and the Notes is not intended to be complete and is qualified in its entirety by the complete texts of the form of the Convertible Subordinated Note Purchase Agreement and the form of the Note.

         The Notes, which carried interest at 5% per annum and were due to mature on April 30, 2001, were subordinated to all existing and future Senior Indebtedness of the Company, as defined and as more fully set forth in the Convertible Subordinated Note Purchase Agreement. In addition, pursuant to their terms, the Notes were convertible into shares of common stock of the Company, $.01 par value per share (the "Common Stock") at the option of the holder thereof at any time prior to the maturity date at a conversion price of $5.00 per share, subject to adjustment as set forth in the Convertible Subordinated Note Purchase Agreement.

         The Notes were redeemable by the Company at par at any time two years after issuance, or at any time after their issuance if the closing price of the Common Stock exceeded $7.50 per share for ten (10) consecutive trading days and the shares of Common Stock underlying the Notes were registered under the Securities Act of 1933, as amended (the "Securities Act"). On November 1, 1996, the shares of Common Stock underlying the Notes were registered under the Securities Act pursuant to a registration statement declared effective by the Securities and Exchange Commission (the "Commission") on such date. In the event the Company elected to redeem the Notes, the holders of the Notes had the option to convert the Notes into shares of the Company's Common Stock at a conversion price of $5.00 per share prior to such redemption, subject to adjustment as set forth in the Convertible Subordinated Note Purchase Agreement. All of the Notes were redeemed by the Company on December 18, 1996. In connection with such redemption, each Noteholder converted their Note into shares of Common Stock.

ITEM 2.  DESCRIPTION OF PROPERTY

         AHI and NIK occupy a 50,000 square foot office, sales, manufacturing and warehouse facility in Nassau County, Florida (the "Yulee Facility"). The Yulee Facility has been utilized as the Company's primary manufacturing facility and headquarters since 1987. As a result of a sale leaseback transaction, the Company has leased this facility since July 1989. The Company's current lease is for a six year term ending April 30, 1999, at an annual base rental of $110,000 (plus annual inflationary escalations). The lease provides the Company with options to extend the lease for two additional five year terms at prevailing market rental rates; however, to the extent the Company makes certain improvements to the facility, the Company may elect to extend the lease at the present rental rate. In addition, the lease requires the Company to pay all utilities and maintenance expenses incurred in connection with the premises, as well as all real estate taxes, insurance, water and sewer charges. The Company believes that it has adequate insurance coverage for this property and its contents.

         The Company presently intends to relocate its operations to the Jacksonville International Tradeport (the "Tradeport"), located in Jacksonville, Florida, on or before April 1, 1997. On October 22, 1996, the Company through its wholly-owned subsidiary, Armor Holdings Properties, Inc., a Delaware corporation ("AHPI"), purchased approximately 7.07 acres of land at the Tradeport from Wilma/Skyland Joint Venture, Ltd. The aggregate purchase price for the property was $495,930. The Company is building a 70,000 square foot facility, with the ability to expand to 142,000 square feet. The new facility will cost approximately $3,000,000 to construct and will be utilized as the Company's primary manufacturing and distribution center, as well as its corporate headquarters. The Company plans to sublease the Yulee Facility until the expiration of the current lease on April 30, 1999.

         To help defray the cost of new equipment to be purchased in connection with the Company's relocation to the Tradeport, and as an inducement to encourage the Company to relocate, the Jacksonville International Airport Community Redevelopment Authority and the Jacksonville City Council have approved a federal grant in the amount of approximately $600,000. The Company is awaiting final approval of the grant from the United States Department of Housing and Urban Development. To qualify for the grant, the Company has pledged that 51% of the new jobs generated over a specified period of time will be held by low-to moderate-income employees.

         DTC's operations currently occupy four properties in Casper, Wyoming consisting of over 60 acres and seven buildings with a combined square footage of 61,686. Of the total number of square feet available, there is 29,811 square feet of manufacturing space and 25,200 square feet of storage and warehousing capacity. The remaining 6,675 square feet is office space. Of these four properties, two are owned by DTC. The third property occupied by DTC is encumbered by a $144,000 mortgage carrying interest at a rate of 9% on the outstanding principal amount. DTC is required to make repayments of principal and interest amortized over a period of 20 years, with a balloon payment due on May 1, 1997, at which time the balance of the unpaid principal and interest are due in full. As of March 21, 1997 principal in the amount of approximately $128,400 remained to be paid on the mortgage. The fourth property occupied by DTC consists of two buildings, of which one is owned by and the other leased by DTC. The real property upon which these two buildings are situated is also leased. The leased building and the real property carry an annual rental of $26,400. The Company believes that DTC has adequate insurance coverage for all of its Wyoming properties.

ITEM 3.  LEGAL PROCEEDINGS

         In November 1989, the Federal Trade Commission (the "FTC") conducted an investigation into the accuracy of the Company's claims that body armor it sold between 1988 and 1990 complied with testing sand certification procedures promulgated by the National Institute of Justice (the "NIJ").

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

         On January 4, 1995, the Company filed with the FTC a comprehensive Compliance Report detailing the manner in which it was performing the obligations imposed upon it by the consent order. In February 1997, the FTC asked for additional information which the Company believes will be the final request for information for the FTC to close the case.

         On January 30, 1997, the Company and DTC (collectively, the "Plaintiffs") commenced a proceeding in the Supreme Court of the State of New York, New York County, against XM Corporation, f/k/a DTCoA, Robert L. Oliver and Sandra A. Oliver (collectively, the "Defendants"). This lawsuit relates to that certain Asset Purchase Agreement entered into by the aforementioned parties on August 23, 1996 (the "Asset Purchase Agreement"), pursuant to which the Plaintiffs acquired substantially all of the assets and properties of DTCoA in exchange for cash, shares of Common Stock of the Company, and the assumption by the Plaintiffs of certain liabilities, and that certain Authorized Distributor Agreement dated September 30, 1996 between the Company, XM Corporation ("XMC") and Robert L. Oliver (the "Authorized Distributor Agreement"), pursuant to which XMC agreed to act as a non-exclusive distributor of products manufactured by DTC in the international markets.

         In their complaint, the Plaintiffs have alleged that the Defendants breached the terms of the Asset Purchase Agreement by, among other things: (i) failing to pay certain receivables payment for which was guaranteed by the Defendants; (ii) failing to pay certain unassumed liabilities, and (iii) continuing to represent themselves as "Defense Technology" after the closing of the transaction. The Plaintiffs have also alleged in their complaint that the Defendants have breached the terms of the Authorized Distributor Agreement by, among other things: (i) failing to pay certain invoices within 30 days of issuance; (ii) failing to provide adequate service to customers; (iii) shipping goods in violation of applicable export laws and regulations; (iv) using the "Defense Technology" name on export licenses and otherwise falsely claiming to be the owners of DTC.

         In their complaint, the Plaintiffs have asserted claims for, among other things, breach of contract, declaratory judgment, conversion, breach of fiduciary duty and a permanent injunction. The relief sought by the Plaintiffs includes, among other things, monetary damages totalling approximately $513,680, plus accruals thereto and interest thereon, punitive damages, and such other damages as the court may deem just and proper. Subsequent to the filing of the complaint, the Plaintiffs have asserted claims for additional damages of approximately $1,000,000. As of March 14, 1997, therefore, the Company's total damage claims against the Defendants equalled approximately $1,500,000. The Plaintiffs are also seeking a permanent injunction enjoining the Defendants from the unauthorized use of the "Defense Technology" name.

         In May 1992, the Company filed for relief under Chapter 11 of the United States Bankruptcy Code. The Company emerged from bankruptcy protection effective September 20, 1993, upon confirmation by the Bankruptcy Court of the Company's Plan of Reorganization. See Item 1, "Description of
Business-History."

         In addition to the above, the Company, in the normal course of its business, is subject to claims and litigation in the areas of product and general liability. The Company believes that it has adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on the Company's financial statements is generally limited to the amount of its insurance deductibles. Management does not believe at this time that any such claims have a material impact on the Company's financial position, operations and liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ended December 28, 1996.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Effective March 18, 1996, the Company's Common Stock began trading on the American Stock Exchange under the symbol "ABE". Prior to March 18, 1996, the Company's Common Stock was traded in the over-the-counter market, and was listed in the bid and ask quotes of brokers as reported by the National Quotation Bureau, Inc. (the "Bulletin Board") under the symbol "ABOA."

         The following table sets forth the range of reported high and low bid quotations for the Company's Common Stock as listed on the Bulletin Board for the fiscal year ended December 31, 1995 and for the period January 1, 1996 to March 17, 1996, as well as the range of high and low sales prices on the American Stock Exchange for the remainder of the fiscal year ended December 28, 1996. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The bid quotations were determined from information provided by a majority of the market makers for the Company's Common Stock to the Bulletin Board.


FISCAL YEAR                       HIGH                     LOW
-----------                       ----                     ---
1996

Fourth Quarter                    $8.00                    $6.50

Third Quarter                     $7.875                   $6.00

Second Quarter                    $9.00                    $5.125

3/18/96 to 3/31/96                $5.50                    $5.0625

1/1/96 to 3/17/96                 $5.75                    $2.75

1995

Fourth Quarter                    $3.25                    $1.00

Third Quarter                     $0.9375                  $0.875

Second Quarter                    $1.00                    $0.625

First Quarter                     $1.25                    $0.75

HOLDERS

         As of March 21, 1997, the number of holders of record of the Company's Common Stock was approximately 1,218. Holders of shares held in "nominee" or street names are included in this number.

DIVIDENDS AND RELATED MATTERS

         The Company did not declare any cash dividends on its Common Stock during the last two fiscal years, and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any earnings in the near future will be utilized to fund the growth of the Company's business. In addition, except under certain conditions, the Company is precluded from paying dividends on its Common Stock pursuant to its loan agreement with Barnett Bank.

         On January 19, 1996, the Board of Directors of the Company elected to require the remaining holders of the Company's Old Preferred Stock to convert such shares to shares of the Company's Common Stock at 110% of the aggregate stated value of the Old Preferred Stock, at a conversion price of $.77 per share (fair market value, as determined by an independent valuation firm), as required by the Company's then-effective Florida Amended and Restated Articles of Incorporation. All shares of the Company's Old Preferred Stock were deemed to have been converted upon such election by the Board of Directors. See Item 1, "Description of Business-General."

RECENT SALES OF UNREGISTERED SECURITIES

         The following information relates to unregistered securities sold by the Company during the past three years.

5% CONVERTIBLE SUBORDINATED NOTES

         On April 30, 1996, the Company completed a private placement of the Notes pursuant to which $11,500,000 aggregate principal amount of Notes were sold by the Company solely to accredited investors pursuant to the Convertible Subordinated Note Purchase Agreement. The Notes were sold for the Company by placement agents. The placement agents received an aggregate of $576,000 in commissions on the placement of the Notes. The Note offering was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act. The Notes were convertible into shares of Common Stock. On December 18, 1996, all of the Notes were redeemed by the Company. In connection with such redemption, each Noteholder converted their Note into shares of Common Stock. A Registration Statement on Form S-3 of the Company registering the shares of Common Stock into which the Notes are convertible was declared effective by the Commission on November 1, 1996. See Item 1, "Description of Business-Liquidity and Capital Resources."

ACQUISITION OF NIK PUBLIC SAFETY

         Pursuant to the terms of that certain Asset Purchase Agreement dated as of July 2, 1996, between the Company, NIK, Ivers-Lee and LFC No. 46 Corp., a wholly-owned subsidiary of Ivers-Lee, the Company, through its subsidiary NIK, acquired certain assets of NIK Public Safety from Ivers-Lee as of July 1, 1996 in exchange for 310,931 unregistered shares of the Company's Common Stock. Such shares were deemed exempt from registration pursuant to Sections 4(2) and/or 4(6) of the Securities Act. Such shares were registered pursuant to the Company's Registration Statement on Form SB-2, which was declared effective by the Commission on November 1, 1996.

ACQUISITION OF DTCOA

         Pursuant to the terms of that certain Asset Purchase Agreement dated as of August 3,1996, between the Company, DTC, Robert L. Oliver, Sandra A. Oliver and DTCoA, the Company, through its subsidiary DTC, acquired substantially all of the assets of DTCoA on September 30, 1996 in exchange for $838,025 in cash, 270,728 unregistered shares of the Company's Common Stock and the agreement by the Company to assume certain specified liabilities of DTCoA. Such shares were deemed exempt from registration pursuant to Sections 4(2) and/or 4(6) of the Securities Act.

SHARES ISSUED TO KEY BANK OF WYOMING

         In connection with the Company's acquisition of DTCoA, pursuant to the terms of that certain letter agreement dated August 16, 1996, between the Company, Key Bank of Wyoming ("Key Bank"), DTCoA, Robert L. Oliver and Sandra
A. Oliver, the Company issued to Key Bank 358,714 unregistered shares of the Company's Common Stock and delivered $662,500 as a cash advance against the future proceeds from the sale of the 358,714 shares in exchange for Key Bank's agreement to release its security interest in substantially all of the assets of DTCoA. Such shares were deemed exempt from registration pursuant to Sections 4(2) and/or 4(6) of the Securities Act. Such shares were registered pursuant to the Company's Registration Statement on Form SB-2, which was declared effective by the Commission on November 1, 1996.

OPTIONS GRANTED TO RICHMONT CAPITAL PARTNERS I, L.P.

         On May 15, 1996, the Company granted to Richmont Capital Partners I, L.P. an option to purchase 300,000 shares of the Company's Common Stock, at a price of $7.50 per share, subject to adjustment, for a term of up to ten years (the "Richmont Options"). At the present time, neither the Richmont Options nor the shares underlying the Richmont Options are registered under the Securities Act, but the Company reserves the right to register such shares at any time.

         The Richmont Options and the underlying shares, whether vested or unvested, are callable by the Company in the event that the closing price per share of the Company's Common Stock is equal to or greater than $10 for a period of ten consecutive trading days after December 31, 1997, upon written notice to Richmont given within 30 days of the conclusion of such ten consecutive trading days during which the closing price per share of the Company's Common Stock was equal to or greater than $10. In such event, the Company may require Richmont to exercise the Richmont Options in whole with respect to all such shares within ten days of such notice to Richmont. In the event that Richmont does not exercise the Richmont Options, the Richmont Options will lapse and be of no further force or effect. The foregoing sale of securities made pursuant to the sale by the Company of the Richmont Options was made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof as a transaction by an issuer not involving any public offering.

1996 STOCK OPTION PLAN

         On July 24, 1996, pursuant to the Company's 1996 Stock Option Plan (the "1996 Plan"), the Company granted to Robert R. Schiller, the Vice President-Corporate Development of the Company, an option to purchase 150,000 shares of the Company's Common Stock at an exercise price of $6.06 per share, the market price of the Common Stock on the date of the grant. These options vest equally over a period of three years from the date of the grant, and all of such options become exercisable on July 24, 1999. The vesting of the options may be accelerated on a pro rata basis in the event of the occurrence of certain events. During Fiscal 1996, the Company also granted options to purchase an aggregate of 184,000 shares of Common Stock under the 1996 Plan at exercise prices ranging from $7.1875 to $8.00 per share, the market price of the Common Stock on the date of the grant. These options vest equally over a period of three years from the date of the grant. The vesting of the options may be accelerated in the event of the occurrence of certain events. The foregoing sale of securities made pursuant to the grant of options under the 1996 Plan were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof as a transaction by an issuer not involving any public offering and/or Section 4(6) thereof as a sale to an accredited investor not exceeding on an aggregate basis per issuance of such securities, $5,000,000. The shares of Common Stock underlying options granted under the 1996 Plan are unregistered.

1996 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

         The Company has granted an option to purchase 75,000 shares of Common Stock to each of Messrs. Ehrlich, Sokolow and Strauss and Ms. Townsend, each a director of the Company, pursuant to the Company's 1996 Non-Employee Directors Stock Option Plan (the "1996 Directors Plan"). The 1996 Directors Plan was approved by the stockholders at the annual meeting of stockholders held on July 16, 1996.

         The 1996 Directors Plan is a formula plan pursuant to which non-qualified options to acquire 75,000 shares of the Company's Common Stock will be automatically granted to each Non-Employee Director upon the date of his or her initial election or appointment to the Board of Directors in consideration for service as a Director. There are 300,000 shares of Common Stock reserved for issuance under the 1996 Directors Plan. Under the 1996 Directors Plan formula, the exercise price for all 75,000 options granted to each Non-Employee Director under the 1996 Directors Plan will be the closing price on the date of the grant of the Company's Common Stock as quoted on the composite tape of the American Stock Exchange, or on such exchange as the Company's Common Stock may then be trading. Of the 75,000 options granted to each Non-Employee Director, options to acquire 25,000 shares become exercisable upon each of the first three anniversary dates following the date of the grant and all 75,000 options granted to each Non-Employee Director shall expire ten years from the date of grant. The exercise price must be paid in cash. If, on the day of the grant, counsel for the Company determines, in her/his sole discretion, that the Company is in possession of material, undisclosed information that would prevent it from issuing securities, then the grant of options to Non-Employee Directors will be suspended until the second day after public dissemination of the information (or the first trading day thereafter). The amount, pricing and other terms of the grant will remain as set forth in the 1996 Directors Plan, with the exercise price of the option to be determined in accordance with the formula on the date the option is finally granted.

         Upon retirement, a Non-Employee Director's options will continue to become exercisable and must be exercised by the earlier of (i) 36 months following the date of retirement or (ii) the expiration of the applicable option period, or such options shall be forfeited. Upon a Non-Employee Director's disability or death, those options held by the Non-Employee Director for at least one year prior to the date of death or the date of cessation of service following disability shall become immediately exercisable; the Non-Employee Director or his/her legal representatives or heirs must exercise such options by the earlier of (i) six months or 36 months from the date of cessation of service due to disability or death, respectively, as the case may be, or (ii) the expiration of the applicable option period, or such options shall be forfeited. Should an individual cease to serve as a Non-Employee Director for any reason other than retirement, disability, death or cause, he/she will have 90 days within which to exercise only those options which were exercisable as of the date he/she ceased to serve as a director.

         Upon their initial election to the Board of Directors on January 18, 1996, each of Messrs. Ehrlich and Sokolow, both of whom are Non-Employee Directors, were granted 75,000 stock options pursuant to the terms of the 1996 Directors Plan, subject to stockholder approval of such plan. Such options vest in three equal annual installments on January 18, 1997, 1998 and 1999, at an exercise price of $3.75 per share, the closing trading price of the Company's Common Stock on the National Association of Securities Dealers Automated Quotation System on January 18, 1996.

         Upon his initial election to the Board of Directors on May 13, 1996, Mr. Strauss, a Non-Employee Director, was granted 75,000 stock options pursuant to the terms of the 1996 Directors Plan, subject to stockholder approval of such plan. Such options vest in three equal annual installments on May 13, 1997, 1998, and 1999, at an exercise price of $7.50 per share, the closing trading price of the Company's Common Stock on the American Stock Exchange on May 13, 1996.

         Upon her initial election to the Board of Directors on December 9, 1996, Ms. Townsend, a Non-Employee Director, was granted 75,000 stock options pursuant to the terms of the 1996 Directors Plan. Such options vest in three equal annual installments on December 9, 1997, 1998 and 1999, at an exercise price of $8.00 per share, the closing trading price of the Company's Common Stock on the American Stock Exchange on December 9, 1996.

         The sale of securities made pursuant to the grant of options under the 1996 Directors Plan were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof as transactions by an issuer not involving any public offering and/or Section 4(6) thereof as sales to accredited investors not exceeding, on an aggregate basis per issuance of such securities, $5,000,000. The shares of Common Stock underlying options granted under the 1996 Directors Plan are unregistered.

OTHER STOCK OPTION GRANTS

         Since January 1996, the Company has issued options to purchase 76,500 shares of Common Stock outside of the 1994 Incentive Stock Plan and the 1996 Plan and exclusive of the Richmont Options and those options granted under the 1996 Directors Plan. Such options were awarded at exercise prices ranging from $0.97 to $1.00 per share. The shares of Common Stock underlying the options are restricted from further sale, transfer or disposition unless registered or an exemption is available from the registration requirements of the Securities Act.

         The foregoing sales of securities and were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in
Section 4(2) thereof as transactions by an issuer not involving any public offering and/or Section 4(6) thereof as sales to accredited investors not exceeding, on an aggregate basis per issuance of such securities, $5,000,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This analysis of the Company's results of operations and financial condition should be read in conjunction with the accompanying financial statements, including the notes thereto, contained in Item 7 of this Annual Report on Form 10-KSB.

RESULTS OF OPERATIONS

FRESH-START REPORTING

         The Company emerged from Chapter 11 bankruptcy reorganization on September 20, 1993 as a result of the confirmation of the Company's Plan of Reorganization by the Bankruptcy Court. In connection with the confirmation of the Plan of Reorganization, the Company adopted "fresh-start reporting" in accordance with the American Institute of Certified

Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Accordingly, since September 20, 1993, the Company's financial statements have been prepared as if it were a new reporting entity.

YEAR ENDED DECEMBER 28, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Net sales for the fiscal year ended December 28, 1996 ("Fiscal 1996") amounted to $18,011,014, as compared to $11,741,367 for the fiscal year ended December 31, 1995 ("Fiscal 1995"). This increase of $6,269,647 (53%) between periods results primarily from a 35% increase in sales of the core business of the Company in both the international and domestic markets, coupled with the sales generated from the DTC and NIK operations for one and two quarters, respectively.

         The Company's gross profit amounted to $7,134,040 (40% of sales) in Fiscal 1996, as compared to $4,298,287 (37% of sales) in Fiscal 1995. The increase of $2,835,753 (or 66%) is due primarily to the increase in revenues as well as the impact of higher margin products being sold by NIK and DTC.

         Selling, general and administrative expenses ("SG&A Expenses") amounted to $4,939,784 (27% of sales) in Fiscal 1996, as compared to $2,976,975 (25% of sales) in Fiscal 1995. The increase in SG&A Expenses amounted to $1,962,809 or 66%. Increases in commissions (due to the increase in sales) comprised the majority of the overall increase in SG&A Expenses. In addition, increased SG&A Expenses were incurred due to the acquisitions of NIK Public Safety and DTCoA. Amortization expenses associated with intangibles purchased and debt offering costs incurred with respect to the Notes are also included in the Fiscal 1996 SG&A Expenses.

         The consolidated Company's research and development expenses increased during Fiscal 1996 primarily due to product development and testing costs incurred in all businesses of the Company.

         There was $1,943 of non-operating income in Fiscal 1996. Non-operating income amounted to $227,500 in Fiscal 1995. The non-operating income for Fiscal 1995 relates to the termination of a non-compete agreement entered into in 1990 between the Company and a competitor.

         Interest expense of $253,518 in Fiscal 1996 is $27,373 (or 10%), lower than in Fiscal 1995. This decrease resulted primarily from the elimination of the Company's financing agreement with LaSalle, which is offset by interest expense associated with the Notes.

         Income before income taxes for Fiscal 1996 amounted to $1,426,921, as compared to $823,803 for Fiscal 1995. This $603,118 (or 73%) increase in pre-tax profit reflects the ongoing strong results from the core business, plus the impact the NIK and DTC operations had on the consolidated Company.

         Income tax expense for Fiscal 1996 represents the federal and statutory rates. The Company's operating loss carry forward at December 28, 1996 amounted to approximately $4,400,000, as compared to approximately $4,700,000 at January 1, 1996. Due to the Company's change in control in January 1996, the allowed annual usage of this tax benefit became restricted to approximately $300,000 per year. During Fiscal 1996, the Company's net income increased to $834,921 from $520,153 for Fiscal 1995. This increase reflects the effect of increased sales in Fiscal 1996 as well as the positive effects on net income from the NIK and DTC operations, being partially offset by non-recurring non-operating income received in Fiscal 1995 and no such income being received in Fiscal 1996.

         Effective September 20, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). In accordance with this standard, the Company recorded a deferred tax asset, representing its cumulative net operating loss carryforward and deductible temporary differences, subject to applicable limits and an asset valuation allowance. Any future benefit obtained from the realization of this asset will be applied to reduce the reorganization value in excess of amounts allocable to identifiable assets. As of December 28, 1996, the gross amount of this deferred tax asset was $1,800,000, of which the entire amount has been offset by a valuation allowance.

         As of December 28, 1996, the Company had an estimated backlog of $1,800,000, as compared to $3,058,000 as of December 31, 1995. The high backlog in 1995 was due primarily to a $1,800,000 contract with the City of Philadelphia which was substantially completed as of December 28, 1996. As of March 3, 1997, the Company had an estimated backlog of $1,222,000. Management believes that a backlog of approximately four weeks production provides for reasonable production scheduling. The Company may reduce or increase production in the future as a result of changes in the level or mix of backlog. See Item 1, "Description of Business-Backlog."

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of working capital during the fiscal year ended December 28, 1996 were bank borrowings from LaSalle until April 1996 and the net proceeds from its offering of the Notes. As of May 1, 1996, the Company reduced its credit facility with LaSalle to a zero balance. Effective June 30, 1996, the financing agreement with LaSalle expired and was not renewed. On November 14, 1996, the Company entered into the loan agreement with Barnett Bank for a revolving credit facility of up to $10,000,000 for working capital purposes (the "Barnett Loan"). The Barnett Loan is secured by the Company's and its subsidiaries' inventory and accounts receivable and guaranteed by the Company's subsidiaries. As of December 28, 1996, no borrowings had been made by the Company under the Barnett Loan.

         The loan agreement contains certain restrictive covenants, including limitations on the encumbrance and transfer of assets, the creation of indebtedness and the maintenance of certain levels of tangible net worth and working capital. In addition, the loan agreement restricts the payment of dividends. The loan agreement expires on November 13, 1997.

         On April 30, 1996, the Company completed a private placement of the Notes pursuant to which $11,500,000 aggregate principal amount of Notes were sold by the Company under the Convertible Subordinated Note Purchase Agreement. All of the Notes were redeemed by the Company on December 18, 1996. In connection with such redemption, each Noteholder converted their Note into shares of Common Stock. The following description of the Note offering, the Convertible Subordinated Note Purchase Agreement and the Notes is not intended to be complete and is qualified in its entirety by the complete texts of the form of Convertible Subordinated Note Purchase Agreement and the form of Note.

         The Notes, which carried interest at 5% per annum and were due to mature on April 30, 2001, were subordinated to all existing and future Senior Indebtedness of the Company, as defined and as more fully set forth in the Convertible Subordinated Note Purchase Agreement. In addition, pursuant to their terms, the Notes were convertible into shares of Common Stock of the Company, at the option of the holder thereof at any time prior to the maturity date at a conversion price of $5.00 per share, subject to adjustment as set forth in the Convertible Subordinated Note Purchase Agreement.

         The Notes were redeemable by the Company at par at any time two years after issuance, or at any time after their issuance if the closing price of the Common Stock exceeded $7.50 per share for 10 consecutive trading days and the shares of Common Stock underlying the Notes were registered under the Securities Act. On November 1, 1996, the shares of Common Stock underlying the Notes were registered under the Securities Act. In the event the Company elected to redeem the Notes, the holders of the Notes had the option to convert the Notes into shares of the Company's Common Stock at a conversion price of $5.00 per share prior to such redemption, subject to adjustment as set forth in the Convertible Subordinated Note Purchase Agreement. All of the Notes were redeemed by the Company on December 18, 1996. In connection with such redemption, each Noteholder converted their Note into shares of Common Stock.

         In conjunction with the Plan of Reorganization, the Company retained or incurred administrative claims liabilities amounting to $925,000. This amount included unsecured creditors electing cash payments upon the effective date of the Plan of Reorganization, professional fees awarded by the Bankruptcy Court for services provided during the pendency of the proceeding, amounts set aside for contingent or disputed claims and deferred claims payments required by the Confirmation Order. As of December 28, 1996, $784,151 of these liabilities had been paid and the remaining balance of $140,849 is included in current liabilities as of December 28, 1996.

         As of December 28, 1996, the Company had working capital of $13,518,528, which reflects the gross proceeds of $11,500,000 from the issuance of the Notes and the continued profitability of operations for the Company and its subsidiaries NIK and DTC.

         The Company had an income tax net operating loss carryforward ("NOL") of approximately $4,400,000 as of December 28, 1996. Until January 18, 1996, this loss carryforward was relatively unrestricted as to the amount which could have been utilized in any year to offset future income tax liabilities of the Company. However, due to the sale of all of the issued and outstanding shares of capital stock owned by Clark Schwebel and Hexcel on January 18, 1996 to KFH, which sale resulted in a change in control of the Company, the amount of the NOL that can be utilized in any one year is restricted to approximately $300,000.

         The Company anticipates that continuing profitable operations and utilization of its line of credit borrowing capacity with Barnett Bank will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the fiscal year ending December 27, 1997 ("Fiscal 1997").

         The Company finalized its capital expenditure plan for Fiscal 1997, which was approved by the Company's Board of Directors on December 9, 1996. Such expenditures approximate $3,500,000, which will include, among other things, construction and other costs related to the Company's new manufacturing and office facility at the Tradeport as well as upgrading the Company's Management Information Systems during the next twelve month period.

EFFECT OF INFLATION AND CHANGING PRICES

         The Company is affected by changes in the cost of its raw materials, primarily fabric woven from Kevlar(Registered Trademark) and Twaron(Registered Trademark) yarn and SpectraShield(Registered Trademark), which costs have not increased substantially over the past year. Such increases can normally be passed on to customers in the normal course of business. The Company does not expect inflation to have a material impact on either the Company's ability to obtain raw materials or its results of operations.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements for the fiscal years ended December 28, 1996 and December 31, 1995 are furnished as part of this Annual Report on Form 10-KSB:

INDEX TO FINANCIAL STATEMENTS                                           PAGES

    Independent Auditors' Report                                         F-2

    Consolidated Balance Sheets                                          F-3

    Consolidated Income Statements                                       F-4

    Consolidated Statements of Stockholders' Equity                      F-5

    Consolidated Statements of Cash Flows                                F-6

    Notes to Consolidated Financial Statements                           F-7 to
                                                                         F-20

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
  Armor Holdings, Inc.
Fernandina Beach, Florida

We have audited the accompanying consolidated balance sheets of Armor Holdings, Inc. (the "Company") as of December 28, 1996 and December 31, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 1996 and December 31, 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Jacksonville, Florida
February 21, 1997

ARMOR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 1996 AND DECEMBER 31, 1995
----------------------------------------------------------------------------------------------------------------------------

                                                                                                     1996            1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                      $  7,062,369    $  272,972
  Accounts receivable, net of allowance for
    doubtful accounts of $186,000 and $100,000                                                      5,752,704     2,319,754
  Inventories                                                                                       4,160,782     1,101,935
  Prepaid expenses and other current assets                                                           588,039       287,000
                                                                                                 ------------    ----------
           Total current assets                                                                    17,563,894     3,981,661

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $513,550 and $270,450                                                             3,391,289       474,359

REORGANIZATION VALUE IN EXCESS OF AMOUNTS
  ALLOCABLE TO IDENTIFIABLE ASSETS, net                                                             3,423,590     3,586,574

PATENTS AND TRADEMARKS, net                                                                         4,196,081

OTHER ASSETS                                                                                          156,301       117,867
                                                                                                 ------------    ----------
TOTAL ASSETS                                                                                     $ 28,731,155    $8,160,461
                                                                                                 ============    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt and capitalized lease obligation                             $    281,322    $2,082,398
  Accounts payable, accrued expenses and other current liabilities                                  3,764,044     1,103,893
                                                                                                 ------------    ----------
           Total current liabilities                                                                4,045,366     3,186,291

LONG-TERM DEBT AND CAPITALIZED LEASE
 OBLIGATION, less current portion                                                                     119,216        27,550
                                                                                                 ------------    ----------

           Total liabilities                                                                        4,164,582     3,213,841
                                                                                                 ------------    ----------

COMMITMENTS AND CONTINGENCIES
   (Notes 9 and 10)

STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares authorized
  Convertible preferred stock, $1
    stated value, 1,700,000 shares
    authorized, 0 and 1,214,292 shares issued and outstanding                                                     1,214,292
  Common stock, $.01 par value and $.03 par value, 50,000,000 and 15,000,000 shares
    authorized, 10,417,015 and 5,091,133 shares issued and outstanding                                104,170       152,734
  Additional paid-in capital                                                                       22,651,920     2,592,761
  Retained earnings                                                                                 1,810,483       986,833
                                                                                                 ------------    ----------
           Total stockholders' equity                                                              24,566,573     4,946,620
                                                                                                 ------------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 28,731,155    $8,160,461
                                                                                                 ============    ==========


See notes to consolidated financial statements.

ARMOR HOLDINGS, INC.


CONSOLIDATED INCOME STATEMENTS
YEARS ENDED DECEMBER 28, 1996 AND DECEMBER 31, 1995
-------------------------------------------------------------------------------


                                                          1996           1995
NET SALES                                              $18,011,014   $11,741,367

COST AND EXPENSES:
   Cost of sales                                        10,878,974     7,443,080
   Selling, general and administrative expenses          4,939,784     2,976,975
   Research and development costs                          513,760       444,118
   Interest expense, net                                   253,518       280,891
                                                       -----------   -----------

                                                        16,586,036    11,145,064
                                                       -----------   -----------

OPERATING INCOME                                         1,424,978       596,303

NON-OPERATING INCOME                                         1,943       227,500
                                                       -----------   -----------

INCOME BEFORE INCOME TAXES                               1,426,921       823,803

INCOME TAXES                                               592,000       303,650

NET INCOME                                             $   834,921   $   520,153
                                                       ===========   ===========

NET EARNINGS PER COMMON SHARE AND
  COMMON EQUIVALENT SHARE                              $      0.10   $      0.08
                                                       ===========   ===========

See notes to consolidated financial statements.

ARMOR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 28, 1996 AND DECEMBER 31, 1995
-------------------------------------------------------------------------------------------------------------------------

                                           CONVERTIBLE
                                          PREFERRED STOCK          COMMON STOCK
                                       --------------------   ---------------------  ADDITIONAL
                                                   STATED                     PAR      PAID-IN      RETAINED
                                        SHARES     VALUE        SHARES       VALUE     CAPITAL      EARNINGS     TOTAL
BALANCE, JANUARY 1, 1995             1,457,143  $ 1,457,143   4,697,255   $ 140,918   $2,318,890    $510,003   $4,426,954

  Dividends on preferred stock                                                                       (43,323)     (43,323)
  Conversion of preferred stock       (242,851)    (242,851)    346,922      10,408      232,443
  Issuance of stock in lieu of
    directors' fees                                              14,000         420       13,580                   14,000
  Issuance of stock granted under
    stock plans                                                  32,956         988       27,848                   28,836
  Net income                                                                                         520,153      520,153
                                    ----------   ----------  ----------  ----------   ----------  ----------  -----------
BALANCE, DECEMBER 31, 1995           1,214,292    1,214,292   5,091,133     152,734    2,592,761     986,833    4,946,620

  Change in par value of
    common stock                                                           (101,823)     101,823
  Dividends on preferred stock                                                                       (11,271)     (11,271)
  Conversion of preferred stock     (1,214,292)  (1,214,292)  1,734,702      17,347    1,196,945
  Exercise of stock options                                      26,467         265       62,386                   62,651
  Exercise of stock grants                                       71,481         715       54,326                   55,041
  Issuance of stock in lieu
    of directors' fees                                            2,859          29       14,924                   14,953
  Conversion of convertible notes,
    net of related debt issuance costs                        2,300,000      23,000   10,610,136               10,633,136
  Issuance of stock for acquisitions                            940,373       9,403    6,451,177                6,460,580
  Issuance of common stock                                      250,000       2,500    1,567,442                1,569,942
  Net income                                                                                         834,921      834,921
                                    ----------   ----------  ----------  ----------  -----------  ----------  -----------

BALANCE, DECEMBER 28, 1996                 -     $     -     10,417,015  $  104,170  $22,651,920  $1,810,483  $24,566,573
                                    ==========   ==========  ==========  ==========  ===========  ==========  ===========


See notes to consolidated financial statements.

ARMOR HOLDINGS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 28, 1996 AND DECEMBER 31, 1995
----------------------------------------------------------------------------------------------------


                                                                            1996              1995
OPERATING ACTIVITIES:
   Net income                                                          $    834,921    $    520,153
   Adjustments to reconcile net income to cash provided by (used in)
     operating activities:
        Depreciation and amortization                                       514,456         148,071
        Deferred income taxes                                               112,000         300,000
        Directors' fees                                                      14,953          14,000
        Increase in accounts receivable                                    (989,550)       (744,764)
        Increase in inventories                                            (423,056)        (59,530)
        Decrease (increase) in prepaid expenses and other assets             15,219        (256,503)
        Increase (decrease) in accounts payable, accrued liabilities
          and other current liabilities                                     877,570        (168,479)
                                                                       ------------    ------------
            Net cash provided by (used in) operating activities             956,513        (247,052)
                                                                       ------------    ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (1,235,883)       (119,495)
  Purchase of patents and trademarks                                     (2,828,267)
                                                                       ------------    ------------
            Net cash used in investing activities                        (4,064,150)       (119,495)
                                                                       ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock                              1,569,942
  Preferred stock dividends                                                 (11,271)        (43,323)
  Exercise of stock options                                                  25,673
  Net (payments) borrowings under capital expenditures facility             (52,000)         52,000
  Repayments of long-term debt and capitalized lease obligation             (33,340)        (13,388)
  Proceeds from the issuance of long-term debt                             (238,046)
  Net (payments) borrowings under line of credit                         (1,997,060)        328,999
  Net proceeds from issuance of 5% convertible subordinated notes        10,633,136
                                                                       ------------    ------------
            Net cash provided by financing activities                     9,897,034         324,288
                                                                       ------------    ------------

NET INCREASE (DECREASE) IN CASH                                           6,789,397         (42,259)

CASH, BEGINNING OF YEAR                                                     272,972         315,231
                                                                       ------------    ------------

CASH, END OF YEAR                                                      $  7,062,369    $    272,972
                                                                       ============    ============


See notes to consolidated financial statements.

ARMOR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 1996 AND DECEMBER 31, 1995
-------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION - Armor Holdings, Inc. acquired certain assets of the NIK Public Safety Product Line ("NIK Public Safety") on July 1, 1996 and substantially all of the assets of Defense Technology Corporation of America, a Wyoming corporation ("DTCoA") on September 30, 1996. The acquisitions were accounted for by the purchase method, and the purchase price was assigned to assets acquired and liabilities assumed based on their fair value at the date of acquisition.

      COMPANY'S BUSINESS - Since its founding, the Company has been engaged in the development, manufacture and distribution of ballistic protective equipment. Such equipment includes bullet resistant and sharp instrument penetration resistant vests, bullet resistant blankets, bomb disposal suits and helmets, bomb protection and disposal equipment and load bearing vests. In addition to these products, the Company develops, manufactures and distributes other ballistic protection and security equipment, including explosive ordinance device ("EOD") handling and detection equipment, EOD suppression and disposal equipment, helmets, face masks, shields, hard armor ballistic plates, customized armor for vehicles and other custom armored products. Through its recent acquisitions, the Company is also engaged in the packaging, mixing and distribution of portable narcotic identification kits, the distribution of Flex-Cuf disposable restraints, specimen and evidence collection kits and evidence tape, and the manufacture and distribution of less-than-lethal and anti-riot products including defensive aerosol sprays, distraction devices, chemical agents, flameless expulsion grenades, specialty impact munitions and other similar products including the distribution of gas guns, gas masks, batons, shields, riot helmets and gun holsters. The scope of these latter products involve a less-than-lethal approach for crowd and riot control.

      The Company's products are marketed to municipal, state, federal and foreign law enforcement agencies, private security entities, United States and foreign military and correctional services.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Armor Holdings, Inc., its wholly-owned subsidiaries Armor Holdings Properties, Inc., a Delaware corporation ("AHPI"), NIK Public Safety, Inc., a Delaware corporation ("NIK") and Defense Technology Corporation of America, a Delaware corporation ("DTC") (collectively the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

      CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      CONCENTRATION OF CREDIT RISK - The Company's accounts receivable consist of amounts due from customers and distributors located throughout the United States. International sales generally require cash in advance or confirmed letters of credit on U.S. banks.

      INVENTORIES - Inventories are stated at the lower of cost or market determined on the first-in, first-out ("FIFO") basis.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of the Company's various financial instruments reflected in the accompanying statements of financial position approximate their estimated fair values at December 28, 1996 and December 31, 1995.

ARMOR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 1996 AND DECEMBER 31, 1995 (CONTINUED)
-------------------------------------------------------------------------------


      PROPERTY AND EQUIPMENT - Property and equipment are carried at cost less accumulated depreciation. Property and equipment acquired prior to September 21, 1993 were recorded at their estimated fair values as the result of the emergence from bankruptcy. Depreciation is computed using the straight-line method based on estimated lives of 3 to 30 years.

      REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS - Reorganization value in excess of amounts allocable to identifiable assets is amortized or otherwise reduced in amounts not less than those which would be recognized on a straight-line basis over twenty-five years.

      PATENTS AND TRADEMARKS - Patents and trademarks were acquired through acquisitions accounted for by the purchase method of accounting. Such assets are amortized on a straight line basis over their remaining lives of 10 to 15 years.

      NEW ACCOUNTING STANDARD - Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation costs is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

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

      REVENUE RECOGNITION - The Company records sales at gross amounts to be received, including amounts to be paid to agents as commissions. Non-operating income for 1995 includes amounts received in settlement of a non-competition agreement.

ARMOR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 1996 AND DECEMBER 31, 1995 (CONTINUED)
-------------------------------------------------------------------------------


      RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 financial statements in order to conform to the presentation adopted for 1996.

2.    ACQUISITIONS

      DEFENSE TECHNOLOGY CORPORATION OF AMERICA

      On September 30, 1996, the Company acquired, through its newly formed wholly-owned subsidiary, substantially all of the assets of DTCoA. The purchase price consisted of $838,025 paid in cash, the issuance of 629,442 shares (the "Total Shares") of the Company's common stock having a value of $4,650,000, the assumption of certain liabilities totaling approximately $2,300,000 and costs of $1,115,000 associated with completing the transaction. The total purchase price was assigned to the acquired assets based on their fair market values.

      In order to secure the obligations of DTCoA and its seller in connection with the transaction, 270,728 of the Total Shares were delivered to Union Bank of Switzerland, New York Branch ("UBS"), as escrow agent pursuant to an escrow agreement dated September 30, 1996. One half of the shares held in escrow are subject to release March 15, 1998 and the remainder are subject to release June 30, 1999.

      Subject to a letter agreement dated August 16, 1996 (the "Key Bank Letter Agreement") and in connection with the DTC transaction, 358,714 of the Total Shares (the "Key Bank Shares"), having a value of $2,650,000 (the "Amount Due"), were issued to Key Bank of Wyoming ("Key Bank") in consideration for the release by Key Bank of its security interest in substantially all of the assets of DTCoA. Key Bank held such security interest pursuant to certain financings previously made available to DTCoA. On the closing date, the Company advanced to Key Bank $662,500 cash (the "Initial Amount") as an advance against the Amount Due. Also on the closing date, the Company deposited $1,987,500 in an interest bearing Certificate of Deposit ("CD") account at Key Bank (the "Deposit Account"). Subsequent to closing, any amounts paid to Key Bank on account of the Amount Due, including the Initial Amount, or advances from the Deposit Account will result in a reduction of the then outstanding balance of the Amount Due by a like amount.

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

      The acquisition of DTCoA has been accounted for under the purchase method. Accordingly, the results of its operations are included in the consolidated financial statements from the date of acquisition.

ARMOR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 1996 AND DECEMBER 31, 1995 (CONTINUED)
-------------------------------------------------------------------------------


      The following unaudited pro forma consolidated results of operations for the years ended December 28, 1996 and December 31, 1995 are presented as if the DTCoA acquisition had been made at the beginning of each period presented. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations.

                                                             YEARS ENDED
                                                       -------------------------
                                                      DECEMBER 28,  DECEMBER 31,
                                                         1996          1995

Net sales                                             $24,783,497  $22,094,968
Net earnings                                          $ 1,430,838  $ 1,209,979
Earnings per common share and common share equivalent $      0.17  $      0.17



      NIK PUBLIC SAFETY PRODUCT LINE


      On July 15, 1996, the Company acquired, effective as of July 1, 1996, certain assets of the NIK Public Safety Product Line from Ives-Lee Corporation (the "NIK Assets"). The purchase price of the acquisition was 310,931 shares (the "NIK Shares") of the Company's Common Stock valued at $2,400,000, plus $374,000 in costs incurred related to the purchase. The Company acquired inventory, receivables and certain intangibles. The total purchase price was assigned to the NIK Assets based on their fair market values.


3.    INVENTORIES


      Inventories are summarized as follows for the years ended December 28, 1996 and December 31, 1995:


                                                      1996               1995

Raw materials                                    $ 1,737,761        $   546,707
Work-in-process                                      859,196            382,680
Finished goods                                     1,563,825            172,548
                                                 -----------        -----------
                                                 $ 4,160,782        $ 1,101,935
                                                 ===========        ===========
4.    PROPERTY, PLANT AND EQUIPMENT



      Property, plant and equipment at December 28, 1996 and December 31, 1995 are summarized as follows:


                                                    1996               1995

Land and improvements                           $   581,763
Buildings and improvements                        1,254,553         $    62,544
Machinery and equipment                           1,482,888             682,265
Construction in progress                            585,635
                                                -----------         -----------
          Total                                   3,904,839             744,809
Accumulated depreciation                           (513,550)           (270,450)
                                                -----------         -----------
                                                $ 3,391,289         $   474,359
                                                ===========         ===========

ARMOR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 1996 AND DECEMBER 31, 1995 (CONTINUED)
------------------------------------------------------------------------------


      Depreciation expense for 1996 and 1995 was $243,100 and $148,071.


5.    ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accounts payable, accrued expenses and other current liabilities are summarized as follows for the years ended December 28, 1996 and December 31, 1995:

                                                       1996               1995

Trade and other payables                           $2,005,511         $  466,441
Accrued expenses                                    1,169,112            572,897
Other current liabilities                             589,421             64,555
                                                   ----------         ----------
                                                   $3,764,044         $1,103,893
                                                   ==========         ==========


6.    INDEBTEDNESS

Debt:                                                   1996           1995
  Line-of-credit under revolving credit and
  security agreement expiring June 30, 1996                        $ 1,997,060

  Note payable to Finoff & Associates, payable
  in monthly installments of $10,000 including
  interest at 8% through October 5, 1998            $   200,400

  Mortgage loan payable in monthly installments
  of $1,296 at 9% through April 1, 1997, with
  a balloon installment of $127,739 due on
  May 1, 1997, collateralized by a first
  mortgage on a building                                129,389

  Capital expenditure facility under
  revolving credit and security agreement
  expiring June 30, 1996                                                52,000


  Mortgage loan payable in monthly installments of
  $310 including interest at 8.5% through August
  1996, with a balloon installment of $23,684 due
  September 1996, collateralized by a first
  mortgage on a condominium apartment                                   24,886

  Other installment loans                                43,199            839
                                                    -----------    -----------
                                                        372,988      2,074,785
Less current portion                                   (272,839)    (2,074,785)
                                                    -----------    -----------
                                                    $   100,149    $        --
                                                    ===========    ===========

ARMOR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 1996 AND DECEMBER 31, 1995 (CONTINUED)
-------------------------------------------------------------------------------

                                                           1996           1995
Capitalized lease obligation:
  Equipment lease bearing interest at 10.88%,
  expiring November, 1999, collateralized by
  equipment with an amortized cost of
  approximately $35,000 at December 28, 1996             $ 27,550      $ 35,163

Less current portion                                       (8,483)       (7,613)
                                                         --------      ---------
                                                         $ 19,067      $ 27,550
                                                         ========      ========

The Company entered into a Credit Facility and Bankers Acceptance Facility ("Credit Agreement") on November 14, 1996 with Barnett Bank, N.A., which provides for total borrowings up to $10,000,000 (the "Obligation"), with maximum availability based upon 50% of eligible inventories (with a cap of $1,000,000 for work in process inventory and $6,000,000 for inventory in total) and 85% of eligible accounts receivable. The Credit Agreement has various covenants which, among other things, require the Company to maintain certain financial ratios, tangible net worth and working capital, as defined; and limit the Company's ability to pay dividends on its common stock, encumber and transfer assets, incur indebtedness or merge into another corporation. The Company had no borrowings outstanding under the Credit Agreement at December 28, 1996. The Credit Agreement expires November 13, 1997.

Aggregate principal maturities on indebtedness are as follows:


                                                                     OBLIGATION
                                                                       UNDER
                                                                    CAPITALIZED
YEAR ENDING                                             DEBT           LEASE

1997                                                  $  272,839    $   11,065
1998                                                     100,149        11,065
1999                                                                    10,143
                                                      ----------    ----------
                                                      $  372,988        32,273
Less amount representing interest on                  ==========
  obligation under capitalized lease                                    (4,723)
                                                                    ----------
                                                                    $   27,550
                                                                    ==========

ARMOR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 1996 AND DECEMBER 31, 1995 (CONTINUED)
-------------------------------------------------------------------------------


7.    SALES INFORMATION AND SIGNIFICANT CUSTOMERS

      Information with respect to sales to principal geographic areas for the years ended December 28, 1996 and December 31, 1995 is as follows:

                                                   1996               1995

      Foreign                                 $ 3,110,287            $ 1,370,003
      Domestic                                 14,900,727             10,371,364
                                              -----------            -----------
                                              $18,011,014            $11,741,367
                                              ============           ===========

8.    INCOME TAXES

      Income tax expense for the years ended December 28, 1996 and December 31, 1995 consisted of the following components:

                                                          1996            1995

      Current                                           $480,000        $  3,650
      Deferred                                           112,000         300,000
                                                        --------        --------
      Total provision for income taxes                  $592,000        $303,650
                                                        ========        ========


      Significant components of the Company's net deferred tax asset are as follows:

                                                       1996             1995

      Deferred tax assets:
        Reserves not currently deductible          $   255,000      $   206,000
        Operating loss carryforwards                 1,507,000        1,783,000
        Other                                           38,000           48,000
                                                   -----------      -----------
                                                     1,800,000        2,037,000
      Deferred tax asset valuation allowance        (1,800,000)      (2,037,000)
                                                   -----------      -----------
      Net deferred tax asset                       $      --        $      --
                                                   ===========      ===========



      The Company provided a valuation allowance of $1,800,000 and $2,037,000 against deferred tax assets recorded as of December 28, 1996 and December 31, 1995 in view of, among other things, the expiration dates and other limitations on usage of the net operating loss carryforwards.

ARMOR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 1996 AND DECEMBER 31, 1995 (CONTINUED)
-------------------------------------------------------------------------------


      The Company emerged from bankruptcy on September 20, 1993 pursuant to a Plan of Reorganization which resulted in an ownership change since a substantial portion of the new stock was issued to the creditors of the Company. However, since the ownership change occurred pursuant to Chapter 11 proceedings and because more than 50% of the new stock was issued to qualifying creditors and shareholders, the Company was required to use the rules contained in Section 382(1)(5) relating to usage of net operating losses. After an ownership change, Section 382(1)(5) requires a reduction in the amount of net operating loss carryforwards and other tax attributes.

      As of January 1, 1996, the Company had an income tax net operating loss carryforward ("NOL") of approximately $4.7 million. Effective with the change in control of the Company by Kanders Florida Holdings, Inc. on January 18, 1996, the utilization of the NOL became restricted to approximately $300,000 per year. As a result, the Company has income taxes currently payable. In previous years, the future benefits obtained by the Company from utilization of the NOL had been applied to reduce the reorganization value in excess of amounts allocable to identifiable assets. Beginning in 1996, and for future years, amortization expenses related to this intangible will be a minimum of approximately $50,000 and a maximum of approximately $160,000 per year which is non-deductible for income tax purposes.

      As of December 28, 1996 the Company's net operating losses approximate $4,400,000 and expire in varying amounts in fiscal years 2006 to 2010.

9.    OPERATING LEASES

      The Company leases its manufacturing facilities under a six year operating lease expiring in 1999, with an option to renew. The Company is also party to various other equipment and vehicle leases. Approximate total future minimum annual lease payments under all such arrangements are as follows:

          YEAR ENDING

            1997                                                     $  170,318
            1998                                                        145,380
            1999                                                        135,817
            2000                                                         46,930
                                                                     ----------
                                                                     $  498,445
                                                                     ==========

      The Company incurred rent expense of approximately $189,000 and $161,000 during the years ended December 28, 1996 and December 31, 1995.

ARMOR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 1996 AND DECEMBER 31, 1995 (CONTINUED)
-------------------------------------------------------------------------------


10.   COMMITMENTS AND CONTINGENCIES

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

      EMPLOYMENT CONTRACTS - The Company is party to several employment contracts with its management. Such contracts are for varying periods and include restrictions on competition after termination. These agreements provide for salaries, bonuses and other benefits and also specify and delineate the granting of various stock options.

      CONSTRUCTION CONTRACT - At December 28, 1996, the Company has an outstanding commitment related to a new manufacturing facility construction contract of approximately $2,400,000.

      LEGAL/LITIGATION MATTERS - In November 1989, the Federal Trade Commission ("FTC") conducted an investigation into the accuracy of the Company's claims that body armor sold by the Company between 1988 and 1990 complied with testing and certification procedures promulgated by the National Institute of Justice ("NIJ"). On November 2, 1994, the FTC issued a consent order embodying a voluntary settlement of the FTC's charges that the Company engaged in false advertising. Under the consent order, the Company admitted no violations of law but agreed to establish a Body Armor Replacement Program (the "Program") under which persons who had purchased body armor covered by the Program would be identified and offered the chance to buy new, replacement body armor at a reduced price. The consent order sets forth many detailed requirements governing the conduct of the Program, the retention of records and the avoidance of false or misleading advertising. Failure to comply with the requirements could make the Company liable for civil penalties. On January 4, 1995, the Company filed with the FTC a comprehensive Compliance Report detailing the manner in which it was performing the obligations imposed upon it by the consent order. Management has established reserves to cover the estimated cost of the above program. During the year ended December 28, 1996 the Company completed notification of persons pursuant to the program and has provided replacement armor to those persons making such request.

      In addition to the above, the Company, in the normal course of business, is subjected to claims and litigation in the areas of product and general liability. Management does not believe any of such claims will have a material impact on the Company's financial position.

ARMOR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 1996 AND DECEMBER 31, 1995 (CONTINUED)
-------------------------------------------------------------------------------


11.   STOCKHOLDERS' EQUITY AND PREFERRED STOCK

      CONVERTIBLE PREFERRED STOCK - The Plan of Reorganization provided for the filing by the Company of its Restated Articles of Incorporation which authorized the issuance of 1,700,000 shares of $1 stated value, 3% convertible preferred stock ("preferred stock"). Pursuant to the Plan of Reorganization, the Company issued 1,700,000 shares of preferred stock.

      In 1996 and 1995, the Company elected to convert 1,214,292 and 242,851 shares, respectively, of preferred stock to common stock at $.77 per share under conversion provisions calling for the issuance of common stock, the fair market value of which represents 110% of the aggregate stated value of the preferred stock then subject to redemption.

      The Company has authorized a series of preferred stock with such rights, privileges and preferences as the Board of Directors shall from time to time determine.

      ISSUANCE AND CONVERSION OF CONVERTIBLE DEBT - On April 30, 1996, the Company completed a private placement of its 5% Convertible Subordinated Notes due April 30, 2001 (the "Notes") pursuant to which $11,500,000 aggregate principal amounts of Notes were sold by the Company.

      On December 18, 1996 the Company converted the Notes to 2,300,000 shares of common stock at a conversion price of $5.00 per share.

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

      Effective January 19, 1996, all stock grants awarded under the 1994 incentive stock plan were accelerated and considered fully vested.

      During 1996, the Company implemented a new incentive stock plan and a new outside directors' stock plan. Pursuant to the new plans, 1,800,000 shares of common stock were reserved and made available for distribution.

      SFAS NO. 123 REQUIRED DISCLOSURES - If compensation cost for stock option grants had been determined based on the fair value on the grant dates for 1995 and 1996 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

ARMOR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 1996 AND DECEMBER 31, 1995 (CONTINUED)
-------------------------------------------------------------------------------


                                                       1996            1995

Net earnings                       As reported      $834,921         $520,153
                                   Pro forma        $622,140         $519,734

Earnings per share                 As reported      $   0.10         $   0.08
                                   Pro forma        $   0.08         $   0.08



      Outstanding options, consisting of ten-year incentive and non-qualified stock options, vest and become exercisable over a three year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable ten-year period.

      Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of 0%, expected volatility of 33%, risk-free interest rates of 5.12%-6.44% and 5.46%, and expected lives of 3 years.

      A summary of the status of stock option grants as of December 28, 1996 and December 31, 1995, and changes during the years ending on those dates is presented below:


                                                                    WEIGHTED
                                                                    AVERAGE
                                                                    EXERCISE
                                                     OPTIONS          PRICE

Outstanding at December 31, 1994                     658,500       $   0.92
Granted                                              136,000           0.97
Forfeited                                            (11,000)          0.97
                                                 -----------

Outstanding at December 31, 1995                     783,500           0.93
Granted                                            1,068,000           5.97
Exercised                                            (26,467)          0.97
                                                 -----------


Outstanding at December 28, 1996                   1,825,033           3.88
                                                 ===========


Options exercisable at December 28, 1996             727,566       $   0.92

Weighted-average fair value of
options granted during 1996                      $   982,978

ARMOR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 1996 AND DECEMBER 31, 1995 (CONTINUED)
-------------------------------------------------------------------------------


The following table summarizes information about stock options outstanding at December 28, 1996:


                                                                 WEIGHTED
                                                                  AVERAGE
     EXERCISE             OPTIONS                OPTIONS         REMAINING
      PRICE             OUTSTANDING            EXERCISABLE         LIFE

    $   0.79              304,000               304,000            7.50
        0.97              297,033               133,566            7.70
        1.00               24,000                24,000            9.06
        1.05              266,000               266,000            7.50
        3.75              150,000                                  9.05
        6.06              150,000                                  9.60
        7.19               74,000                                  9.75
        7.25               60,000                                  9.69
        7.38               15,000                                  9.71
        7.50              375,000                                  9.35
        8.00              110,000                                  9.95
                        ---------              --------          ------
       Total            1,825,033               727,566            8.56
                        =========              ========          ======


Remaining non-exercisable options as of December 28, 1996 become exercisable as follows:


1997                                                                    401,467
1998                                                                    348,000
1999                                                                    348,000
                                                                     ----------
                                                                      1,097,467
                                                                     ==========

ARMOR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 1996 AND DECEMBER 31, 1995 (CONTINUED)
-------------------------------------------------------------------------------


EARNINGS PER SHARE - The following table details the number of shares used in computing primary and fully diluted earnings per share:

                                                            1996         1995

Primary:
  Weighted average common shares outstanding              7,223,506    4,753,999

  Effect of shares issuable under stock option
    and stock grant plans, based on the treasury
    stock method                                            819,223      325,290

  Effect of shares issuable under conversion of
    preferred stock                                          90,548    1,290,383
                                                         ----------   ----------

                                                          8,133,277    6,369,672
                                                         ==========   ==========

Fully diluted:
  Weighted average common shares outstanding              7,223,506    4,753,999

  Effect of shares issuable under stock option
    and stock grant plans, based on the treasury
    stock method                                            892,326      598,191

  Effect of shares issuable under conversion of
    preferred stock                                          90,548    1,290,383
                                                         ----------   ----------
                                                          8,206,380    6,642,573
                                                         ==========   ==========


Primary and fully diluted earnings per share are the same amounts.

Fully diluted earnings per share does not include the effect of shares issuable under conversion of the convertible notes as such effect is antidilutive. The weighted average common shares outstanding includes 2,300,000 shares of common stock issued on December 18, 1996 upon the conversion of the convertible notes.

ARMOR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 1996 AND DECEMBER 31, 1995 (CONTINUED)
-------------------------------------------------------------------------------


12.   SUPPLEMENTAL CASH FLOW INFORMATION:


                                                        1996             1995

Cash paid during the year for:
  Interest                                          $    249,053    $    273,538
  Income taxes                                      $         --    $      3,400

Noncash investing and financing activities:
  Issuance of stock under stock plan                $    117,692    $     28,836
  Conversion of preferred stock to common stock     $  1,214,292    $    242,851
  Conversion of convertible debt to common stock    $ 10,633,136
  Acquisitions:
    Fair value of assets acquired                   $  9,672,241
    Liabilities assumed                               (2,373,636)
    Stock issued                                      (6,460,580)
                                                    ------------
    Total cash paid                                 $    838,025
                                                    ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The information called for pursuant to this Part III, Items 9, 10, 11 and 12, is incorporated by reference from the Company's definitive proxy statement which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 28, 1996.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                                    PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following Exhibits are hereby filed as part of this Annual Report on Form 10-KSB:

EXHIBIT NO.    DESCRIPTION
-----------    -----------

2.1** Order confirming Debtor's Third Amended and Restated Plan of Reorganization with the Third Amended and Restated Plan of Reorganization attached thereto (incorporated by reference from Exhibit 2 to Form 8-K, Current Report of the Company, dated October 1, 1993).

EXHIBIT NO.    DESCRIPTION
-----------    -----------

2.2** Asset Purchase Agreement, dated as of July 2, 1996, between the Company, NIK, Ivers-Lee and LFC No. 46 Corp. (filed as Exhibit
               2.1 to Form 8-K, Current Report of the Company, dated July 30, 1996 and incorporated herein by reference).

2.3** Asset Purchase Agreement, dated as of August 23, 1996, between the Company, DTC, Robert L. Oliver, Sandra A. Oliver and DTCoA (filed as Exhibit 2.1 to Form 8-K, Current Report of the Company, dated October 9, 1996 and incorporated herein by reference).

3.1**          Certificate of Incorporation of the Company (filed as Exhibit
               3.3 to Form 8-K, Current Report of the Company, dated September 3, 1996 and incorporated herein by reference).

3.2**          Certificate of Merger of ABA and the Company (filed as Exhibit
               3.2 to Form 8-K, Current Report of the Company, dated September 3, 1996 and incorporated herein by reference).

3.3** Bylaws of the Company (filed as Exhibit 3.3 to Form 8-K, Current Report of the Company, dated September 3, 1996 and incorporated herein by reference).

4.1** Form of Convertible Subordinated Note Purchase Agreement, dated as of April 30, 1996, between the Company and the Purchaser parties thereto (filed as Exhibit 4.1 to Form 8-K, Current Report of the Company, dated May 14, 1996 and incorporated herein by reference).

4.2** Form of 5% Convertible Subordinated Note due April 30, 2001 (filed as Exhibit 4.2 to Form 8-K, Current Report of the Company, dated May 14, 1996 and incorporated herein by reference).

10.1* Loan Agreement between the Company and Barnett Bank, dated November 14, 1996.

10.2* Promissory Note, dated November 14, 1996, in the principal amount of $10,000,000, made by the Company for the benefit of Barnett Bank.

10.3* Acceptance Credit Agreement, dated November 14, 1996, between the Company and Barnett Bank.

10.4* Security Agreement, dated November 14, 1996, between the Company and Barnett Bank.

10.5* Environmental Agreement, dated November 14, 1996 between the Company and Barnett Bank.

10.6* Waiver of Jury Trial, dated November 14, 1996, between Barnett Bank and the Company, NIK, DTC and Armor Holdings Properties, Inc.

10.7*          Security Agreement, dated November 14, 1996, between DTC and
               Barnett Bank.

10.8*          Security Agreement, dated November 14, 1996, between NIK and
               Barnett Bank.

10.9* Security Agreement, dated November 14, 1996, between Armor Holdings Properties, Inc. and Barnett Bank.

10.10* Guaranty of Payment, dated November 14, 1996, by DTC for the benefit of Barnett Bank.

10.11* Guaranty of Payment, dated November 14, 1996, by NIK for the benefit of Barnett Bank.

EXHIBIT NO.    DESCRIPTION
-----------    -----------

10.12* Guaranty of Payment, dated November 14, 1996, by Armor Holdings Properties, Inc. for the benefit of Barnett Bank.

10.13** Letter Agreement, dated July 12, 1996, between Ivers-Lee and Union Bank of Switzerland, New York Branch (filed as Exhibit
               10.1 to Registration Statement No. 333-10307 on Form SB-2 of the Company, declared effective by the Commission on November 1, 1996 and incorporated herein by reference).

10.14** Irrevocable Power of Attorney, dated July 12, 1996, granted by Ivers-Lee in favor of Jonathan M. Spiller (filed as Exhibit 10.2 to Registration Statement No. 333-10307 on Form SB-2 of the Company, declared effective by the Commission on November 1, 1996 and incorporated herein by reference).

10.15** Letter Agreement, dated August 16, 1996, between the Company, Key Bank, DTCoA, Robert L. Oliver and Sandra A. Oliver (filed as
               Exhibit 10.6 to Form 8-K, Current Report of the Company, dated October 9, 1996 and incorporated herein by reference).

10.16** Letter Agreement, dated September 30, 1996, between Key Bank and Union Bank of Switzerland, New York Branch (filed as Exhibit
               10.2 to Form 8-K, Current Report of the Company, dated October 9, 1996 and incorporated herein by reference).

10.17** Irrevocable Power of Attorney, dated September 30, 1996, granted by Key Bank in favor of Jonathan M. Spiller (filed as Exhibit
               10.3 to Form 8-K, Current Report of the Company, dated October 9, 1996 and incorporated herein by reference).

10.18** Escrow Agreement, dated September 30, 1996, between the Company, DTC, Robert L. Oliver, Sandra A. Oliver, DTCoA and Union Bank of Switzerland, New York Branch (filed as Exhibit 10.4 to Form 8-K, Current Report of the Company, dated October 9, 1996 and incorporated herein by reference).

10.19** Guaranty Agreement, dated August 26, 1996, by Robert L. Oliver and Sandra A. Oliver for the benefit of the Company (filed as Exhibit 10.5 to Form 8-K, Current Report of the Company, dated October 9, 1996 and incorporated herein by reference).

10.20** Lock-Up Agreement, dated August 23, 1996, by DTCoA for the benefit of the Company (filed as Exhibit 10.6 to Form 8-K, Current Report of the Company, dated October 9, 1996 and incorporated herein by reference).

10.21** Authorized Distributor Agreement, dated September 30, 1996, by and among DTC, XM Corporation, f/k/a DTCoA, a Wyoming corporation, and Robert L. Oliver (filed as Exhibit 10.7 to Form 8-K, Current Report of the Company, dated October 9, 1996 and incorporated herein by reference).

10.22** Form of Indemnification Agreement for Directors of the Registrant, dated September 21, 1993 (filed as Exhibit 10.4 to Form 10-KSB, Annual Report of the Company for the fiscal year ended December 31, 1993 and incorporated herein by reference).

EXHIBIT NO.    DESCRIPTION
-----------    -----------

10.23** Form of Indemnification Agreement for Officers of the Registrant, dated February 28, 1994 (filed as Exhibit 10.5 to Form 10-KSB, Annual Report of the Company for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.24** Employment Agreement between Jonathan M. Spiller and the Company, Inc., effective January 18, 1996 (filed as Exhibit 10.6 to Form 10-KSB, Annual Report of the Company for the fiscal year ended December 31, 1995 and incorporated herein by reference).***

10.25** Employment Agreement between Richard T. Bistrong and the Company, effective January 18, 1996 (filed as Exhibit 10.8 to Form 10-KSB, Annual Report of the Company for the fiscal year ended December 31, 1995 and incorporated herein by reference).***

10.26* Employment Agreement between Robert R. Schiller and the Company, effective July 24, 1996.***

10.27** American Body Armor & Equipment, Inc. 1994 Incentive Stock Plan (incorporated by reference from Form S-8 filed on October 10, 1994, Reg. No. 33-018863).****

10.28** American Body Armor & Equipment, Inc. 1994 Directors Stock Plan (incorporated by reference from Form S-8 filed on October 31, 1994, Reg. No. 33-018863).****

10.29** Armor Holdings, Inc. 1996 Stock Option Plan (incorporated by reference from the Company's 1996 Definitive Proxy Statement with respect to the Company's 1996 Annual Meeting of Stockholders, held July 16, 1996, as filed with the Commission on July 1, 1996).****

10.30** Armor Holdings Inc. 1996 Non-Employee Directors Stock Option Plan (incorporated by reference from the Company's 1996 Definitive Proxy Statement with respect to the Company's 1996 Annual Meeting of Stockholders, held July 16, 1996, as filed with the Commission on July 1, 1996).****

10.31** Lease for the Company's primary facility located in Yulee, Florida, dated July 26, 1993, effective May 1, 1993 (filed as
               Exhibit 28.1 to Form 10-KSB, Annual Report of the Company, for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.32* Jacksonville International Tradeport Purchase and Sale Agreement, dated October 22, 1996, between the Company and Wilma/Skyland Joint Venture, Ltd.

10.33* Assignment of Purchase and Sale Agreement, dated October 22, 1996, between the Company and AHPI.

10.34* Construction Escrow Agreement, dated October 22, 1996, between the Company, AHPI, GB Investment & Company, Inc. and Kent, Ridge & Crawford, as escrow agent.

10.35*         Agreement between Owner and Construction Manager, dated
               October 10, 1996, between the Company, AHPI and GB Investment & Company, Inc., as construction manager.

11.1*          Statement regarding computation of per share earnings.

20.1** 1997 Definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 28, 1996 (incorporated by reference).

EXHIBIT NO.    DESCRIPTION
-----------    -----------

21.1*          Subsidiaries of the Company.

23.1*          Consent of Deloitte & Touche LLP.

27.1*          Financial Data Schedule.

        *  Filed herewith.
       **  Incorporated herein by reference.
      ***  This Exhibit represents a management contract.
     ****  This Exhibit represents a compensatory plan.

(b) Reports on Form 8-K

         During the fourth quarter of Fiscal 1996, on October 9, 1996, the Company filed a Current Report on Form 8-K announcing its acquisition of substantially all of the assets of DTCoA.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARMOR HOLDINGS, INC.

                                             /s/ Jonathan M. Spiller
                                            ----------------------------------
                                            Jonathan M. Spiller
                                            President, Chief Executive Officer
                                            and Director
                                            Dated:  March 25, 1997

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

 /s/ Jonathan M. Spiller                 /s/ Warren B. Kanders
--------------------------------------  ------------------------------------
Jonathan M. Spiller                     Warren B. Kanders
President and Chief Executive Officer   Chairman of the Board of Directors
and Director                            March 25, 1997
Principal Executive Officer
March 25, 1997

 /s/ Carol T. Burke                      /s/ Nicolas Sokolow
--------------------------------------  ------------------------------------
Carol T. Burke                          Nicolas Sokolow
Vice President-Finance                  Director
Principal Financial Officer             March 25, 1997
March 25, 1997

 /s/ Burtt R. Ehrlich                    /s/ Thomas W. Strauss
--------------------------------------  ------------------------------------
Burtt R. Ehrlich                        Thomas W. Strauss
Director                                Director
March 25, 1997                          March 25, 1997

 /s/ Richard C. Bartlett                 /s/ Alair A. Townsend
--------------------------------------  ------------------------------------
Richard C. Bartlett                     Alair A. Townsend
Director                                Director
March 25, 1997                          March 25, 1997

                                EXHIBIT INDEX

   The following Exhibits are filed herewith:

EXHIBIT NO.    DESCRIPTION
-----------    -----------

10.1* Loan Agreement between the Company and Barnett Bank, dated November 14, 1996.

10.2* Promissory Note, dated November 14, 1996, in the principal amount of $10,000,000, made by the Company for the benefit of Barnett Bank.

10.3* Acceptance Credit Agreement, dated November 14, 1996, between the Company and Barnett Bank.

10.4* Security Agreement, dated November 14, 1996, between the Company and Barnett Bank.

10.5* Environmental Agreement, dated November 14, 1996 between the Company and Barnett Bank.

10.6* Waiver of Jury Trial, dated November 14, 1996, between Barnett Bank and the Company, NIK, DTC and Armor Holdings Properties, Inc.

10.7*          Security Agreement, dated November 14, 1996, between DTC and
               Barnett Bank.

10.8*          Security Agreement, dated November 14, 1996, between NIK and
               Barnett Bank.

10.9* Security Agreement, dated November 14, 1996, between Armor Holdings Properties, Inc. and Barnett Bank.

10.10* Guaranty of Payment, dated November 14, 1996, by DTC for the benefit of Barnett Bank.

10.11* Guaranty of Payment, dated November 14, 1996, by NIK for the benefit of Barnett Bank.

10.12* Guaranty of Payment, dated November 14, 1996, by Armor Holdings Properties, Inc. for the benefit of Barnett Bank.

10.26* Employment Agreement between Robert R. Schiller and the Company, effective July 24, 1996.***

10.32* Jacksonville International Tradeport Purchase and Sale Agreement, dated October 22, 1996, between the Company and Wilma/Skyland Joint Venture, Ltd.

10.33* Assignment of Purchase and Sale Agreement, dated October 22, 1996, between the Company and AHPI.

10.34* Construction Escrow Agreement, dated October 22, 1996, between the Company, AHPI, GB Investment & Company, Inc. and Kent, Ridge & Crawford, as escrow agent.

10.35*         Agreement between Owner and Construction Manager, dated
               October 10, 1996, between the Company, AHPI and GB Investment & Company, Inc., as construction manager.

11.1*          Statement regarding computation of per share earnings.

21.1*          Subsidiaries of the Company.

23.1*          Consent of Deloitte & Touche LLP.

27.1*          Financial Data Schedule.

      *  This Exhibit represents a management contract.