Form 10KSB/A
period 1996-12-28
ARMOR HOLDINGS INC
filed 1997-04-29
CIK 845752

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             F O R M  1 0 - KSB/A-1

 (Mark One)

          [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended: December 28, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission File Number 0-18863

                             ARMOR HOLDINGS, INC.
                (Name of small business issuer in its charter)

               Delaware                                    59-3392443
       (State of Incorporation)                    (I.R.S. Employer I.D. No.)

        13386 International Parkway
        Jacksonville, FL                                      32218
 (Address of Principal Executive Offices)                   (Zip Code)

        Issuer's telephone number, including area code: (904) 741-5402

             Securities registered under Section 12(b) of the Act:

                   Common Stock, par value of $.01 per share

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

As of April 28, 1997, the registrant has 11,641,362 shares of Common Stock, par value of $.01 per share, outstanding, and the aggregate market value of outstanding voting stock (based upon closing of such stock on the American Stock Exchange at the close of business on April 28, 1997) held by non-affiliates was approximately $54,173,973.

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

                      Yes  X                   No
                         -----                   -----

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                     NONE

                                   PART III



ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
         OF THE SECURITIES EXCHANGE ACT OF 1934

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

         Each of the persons identified below has served as a director of Armor Holdings, Inc. (the "Company") since the date set forth opposite their respective name, and will continue to serve in such capacity for one year or until their respective successors are duly elected and qualified.

                                           POSITIONS                  DIRECTOR
NAME                              AGE      AND OFFICE                 SINCE
----                              ---      ----------                 --------
Warren B. Kanders (1)(2)(3)(4)    39       Chairman of the Board of   1996
                                           Directors

Jonathan M. Spiller               45       Director, Chief Executive  1991
                                           Officer and President

Burtt R. Ehrlich (1)(2)           57       Director                   1996

Nicolas Sokolow (1)(2)(3)         46       Director                   1996

Thomas W. Strauss(1)              54       Director                   1996

Richard C. Bartlett(3)(4)         61       Director                   1996

Alair A. Townsend                 55       Director                   1996

(1)      Member of Audit Committee
(2)      Member of Compensation Committee
(3)      Member of Nominating Committee
(4)      Member of Option Committee


WARREN B. KANDERS

                  Warren B. Kanders was elected Chairman of the Board of Directors on January 18, 1996. Mr. Kanders also served as Vice Chairman of the Board of Directors of Benson Eyecare Corporation, a New York Stock Exchange listed company, from October 1992 to May 3, 1996. Mr. Kanders was the President and a Director of Pembridge Holdings, Inc. from June 1992 to March 1993. Since 1990, Mr. Kanders has been President of Kanders and Company, Inc., an investment management company. From 1987 to 1990, Mr. Kanders was the founder and

Managing Director of Great Pacific Capital, Inc., which provided investment management advice to the Jim Pattison Group, one of Canada's largest privately-owned companies. From 1983 to 1987, Mr. Kanders was Vice President and Director of U.S. Mergers and Acquisitions for Orion Royal Bank Limited, a merchant bank wholly-owned by the Royal Bank of Canada. Mr. Kanders also serves as Trustee and Chairman of the Investment Committee of Choate Rosemary Hall School, Wallingford, Connecticut. Mr. Kanders received a B.A. degree in Economics from Brown University.

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

NICOLAS SOKOLOW

                  Nicolas Sokolow was elected a Director of the Company on January 18, 1996. Mr. Sokolow is a senior partner in the law firm of Sokolow, Dunaud, Mercadier & Carreras. From June 1973 until October 1994, Mr. Sokolow was an associate and partner with the international law firm of Coudert Brothers. Mr. Sokolow is also a Director of Rexel, Inc., a New York Stock Exchange listed company. Mr. Sokolow, who is a member of the Paris Bar, received his education from the Paris School of Law, Institute of Political Sciences-Business Administration and the University of Michigan.

THOMAS W. STRAUSS

                  Thomas W. Strauss was elected a Director of the Company on May 13, 1996. Mr. Strauss is a Principal with Ramius Capital Group, a privately held investment management firm. Prior to joining Ramius Capital, Mr. Strauss was Co-Chairman of Granite Capital International Group.

                  From 1963 to 1991, Mr. Strauss was with Salomon Brothers Inc. He was admitted as a General Partner in 1972 and was appointed to the Executive Committee in 1981. In 1986, Mr. Strauss became President of Salomon Brothers Inc ("Salomon") and a Vice Chairman and member of the Board of Directors of Salomon Inc., the holding company of Salomon, and Phibro Energy, Inc. As President of Salomon, he had a special focus on the International Investment Banking and High Yield activities of the firm. Prior to becoming President of Salomon, he was responsible for the U.S. Government, Money Market and Foreign Exchange Departments.

                  Mr. Strauss is a former member of the Boards of Governors of the American Stock Exchange, the Chicago Mercantile Exchange, the Public Securities Association, the Securities Industry Association and a former member of the U.S. Japan Business-Council. He is a past President of the Association of Primary Dealers in U.S. Government Securities.

                  Mr. Strauss currently serves as a member of the Boards of Trustees of The Mount Sinai Medical Center, Riverdale Country School, the Board of Overseers of the School of Arts & Sciences of the University of Pennsylvania, the Advisory Board of Randall's Island Sports Foundation and The Corporation of the Hurricane Island Outward Bound School. Mr. Strauss received a B.A. degree in Economics from the University of Pennsylvania.

RICHARD C. BARTLETT

                  Richard C. Bartlett was elected a Director of the Company on May 13, 1996. Mr. Bartlett is the Vice Chairman of Mary Kay Holding Corporation and the Chairman of The Richmont Group. Prior to being named Vice Chairman of Mary Kay Holding Corporation in January 1993, Mr. Bartlett served as President and Chief Operating Officer of Mary Kay Inc. from 1987 through 1992. Mr. Bartlett joined Mary Kay in 1973 and became an officer in 1976. He has served on the Board of Directors of Mary Kay Inc. from 1979 to 1995.

                  Prior to being named Chairman of the Board of The Richmont Group in 1995, Mr. Bartlett served as Chief Executive Officer from 1994 to 1995. The Richmont Group is a holding company comprised of six companies doing business in seven countries. The Richmont companies' portfolio businesses includes, but is not limited to, financial services, apparel, sporting goods and restaurant chains.

                  Mr. Bartlett is a former Chairman of the U.S. Direct Selling Education Foundation ("US DSEF") and the U.S. Direct Selling Association. He currently serves on the Boards of Directors of both organizations, as well as on the executive committee of the US DSEF. Mr. Bartlett is Chairman and a Trustee of The Nature Conservancy of Texas. He also serves on the Board of the Better Business Bureau of Metropolitan Dallas, Inc., and is a member of the World Economic Forum, the National Center for Policy Analysis, The Conference Board and the Academy of Marketing Science. He also serves on the advisory boards of the Positive Employee Practices Institute, the Center for Retailing Studies at Texas A&M University, the Center for Retailing Education and Research at the College of Business Administration at the University of Florida, the Department of Range, Wildlife, and Fisheries Management at Texas Tech University, the advisory council of the University of Texas Press and the global board of advisors for The Economist Group's Crossborder Monitor.

                  Mr. Bartlett received a B.S. degree in Communications from the University of Florida, Gainesville.

ALAIR A. TOWNSEND

                  Alair A. Townsend was elected a Director of the Company on December 9, 1996. Ms. Townsend became publisher of Crain's New York Business in February 1989. Prior to joining Crain's New York Business, Ms. Townsend served as New York City's Deputy Mayor for Finance and Economic Development from February 1985 to January 1989.

                  Ms. Townsend is a Governor of the American Stock Exchange, a former director of Fay's Inc., and a board member of Lincoln Center and the New York City Partnership/Chamber of Commerce. She is chairman of the American Woman's Economic Development Corporation and the Leadership Committee of the Lincoln Center Consolidated Corporate Fund, and Vice Chairman of the Business Council of New York State. She has been elected to the New York City Partnership, and is a member of the Women's Forum and Advertising Women of New York.

                  Ms. Townsend is a phi beta kappa graduate of Elmira College, and holds a masters degree from the University of Wisconsin.

EXECUTIVE OFFICERS

                  Each of the persons identified below has served as an officer of the Company since the date set forth opposite their respective name, and will continue to serve in such capacity until the next meeting of the Board of Directors appointing officers and until a successor is duly elected and qualified. For biographical information concerning Mr. Spiller, see "Identification of Directors and Executive Officers--Directors."

                                                                    EXECUTIVE
                                                                      OFFICE
NAME                      AGE        POSITION                         SINCE
----                      ---        --------                         -----
Jonathan M. Spiller       45         President and Chief Executive     1991
                                     Officer

Richard T. Bistrong       33         Vice President-                   1995
                                     Sales and Marketing

Carol T. Burke            35         Vice President-Finance and        1995
                                     Secretary

Robert R. Schiller        34         Vice President-Corporate          1996
                                     Development


RICHARD T. BISTRONG

                  Mr. Bistrong has been the Company's Vice President of Sales and Marketing since February 1995, when he joined the Company. He is responsible for managing and directing all efforts and activities of the Company's domestic sales staff. Mr. Bistrong is also responsible for the development and support of all distributor relationships. Prior to joining the Company, Mr. Bistrong held the position of Director of Retail Operations for Fechheimer Brothers Company, a wholly-owned subsidiary of Berkshire Hathaway, for a period of two years. From 1986 to 1992, Mr. Bistrong was the Executive Vice President of Point Blank Body Armor, where he was responsible for the domestic sales organization. Mr. Bistrong has a B.A. degree in Political Science from the University of Rochester and a Masters of Arts degree in Foreign Affairs from the University of Virginia.

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

ROBERT R. SCHILLER

                  Mr. Schiller became the Company's Vice President of Corporate Development in July 1996. He is responsible for assisting in the management of the Company's acquisition program, related financing activities, and other corporate projects. From 1994 to 1996, Mr.Schiller was a Principal in the merchant banking firm of Circadian Capital Corporation and Director of Corporate Finance for its affiliate, Jonathan Foster & Co. L.P., an NASD registered broker-dealer, from 1993 to 1995. From January 1995 to September 1995, Mr. Schiller served as Chief Financial Officer of Troma, Inc., an independent film studio. From 1991 to 1992, Mr. Schiller served as Vice President of the Special Situation Investment Fund, an investment fund controlled by the Brooke Group. From 1987 to 1989, Mr. Schiller was with Canadian Imperial Bank of Commerce, most recently as Vice President, Acquisition Finance. Mr. Schiller has a B.A. in Economics from Emory University and an MBA from Harvard Business School.

SIGNIFICANT EMPLOYEES

         None.

FAMILY RELATIONSHIPS

         None.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

                  Except as hereinafter provided with respect to Messrs. Strauss and Spiller, no director, director nominee, executive officer, promoter or control person has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (the "Commission") or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

                  On December 3, 1992, without admitting or denying any liability, Mr. Strauss, a director nominee, consented to an order of the Commission under which he was suspended from associating with any broker, dealer, municipal securities dealer, investment company or investment advisor for a period of six (6) months, and paid a civil penalty of $75,000. The central claim in these proceedings was that as President of Salomon, Mr. Strauss delayed in reporting an unauthorized bid by the head of Salomon's Government Trading Desk who reported to one of Mr. Strauss' subordinates. Mr. Strauss has maintained that he reported the unauthorized bid both to Salomon's Chief Executive Officer and General Counsel immediately upon learning of the unauthorized bid.

                  Mr. Spiller was employed by and served in a similar position with the Company at the time the Company filed for Chapter 11 bankruptcy protection in May 1992 through the confirmation on September 20, 1993 of the Company's Third Amended and Restated Plan of Reorganization (the "Plan of Reorganization") by the United States Bankruptcy Court, Middle District of Florida, Jacksonville Division (the "Bankruptcy Court").

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers and any persons who own more than 10% of the Company's capital stock to file with the Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

                  Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of the Company's capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in the Company's capital stock during the Company's fiscal year ended December 28, 1996 ("Fiscal 1996") were timely filed with the Commission, NASDAQ and the American Stock Exchange, except as hereinafter set forth. Two directors and an executive officer did not timely file Form 3 reports upon assuming their positions with the Company, and did not timely report a total of 4 transactions on such form. In addition, two directors did not timely report a total of four transactions on Forms 3 and 4.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth all compensation, in excess of $100,000, paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company for the fiscal years 1996, 1995 and 1994. The Company paid no compensation to its executive officers under any long term compensation or retirement plans during the last three years. The incremental cost of certain incidental personal benefits does not exceed the lesser of $50,000 or 10% of compensation for any named executive officer of the Company.

                          SUMMARY COMPENSATION TABLE


                                           ANNUAL COMPENSATION                       LONG TERM COMPENSATION (1)
                                                                                               AWARDS

NAME AND PRINCIPAL                                                                                      ALL OTHER
POSITION                          YEAR         SALARY($)          BONUS($)         OPTIONS(#)        COMPENSATION($)
------------------                ----         ---------          --------         ----------        ---------------
Jonathan M. Spiller               1996          160,000            60,000            24,000              5,775(2)
                                  ----
Chief Executive Officer and       1995          160,000            21,000            18,000                ---
                                  ----
President                         1994          140,000            62,000           432,000                ---
                                  ----


Richard T. Bistrong               1996          120,000           107,000            50,000                ---
                                  ----
Vice President-                   1995          120,000           105,000            50,000                ---
                                  ----
Sales and Marketing               1994            ---               ---               ---                  ---
                                  ----


Robert R. Schiller                1996         44,210(3)           45,000           150,000             17,500(4)
                                  ----
Vice President-                   1995            ---               ---               ---                  ---
                                  ----
Corporate Development             1994            ---               ---               ---                  ---
                                  ----

----------

(1) The Company has no long term incentive compensation plan other than the 1994 Incentive Stock Option Plan and the 1996 Stock Option Plan and various individually granted options. The Company does not award stock appreciation rights, restricted stock awards or long term incentive plan pay-outs.

(2) Represents the dollar value of 7,500 stock option grants awarded to Mr. Spiller in December, 1995. They became fully vested on January 19, 1996.

(3) Mr. Schiller became an employee of the Company on July 24, 1996. He was paid at an annual rate of salary of $120,000.

(4) Represents compensation earned by Mr. Schiller in his capacity as a consultant to the Company prior to the execution of his employment agreement.

OPTIONS GRANTED IN FISCAL 1996

         The following information is furnished for the fiscal year ended December 28, 1996 with respect to the Company's Chief Executive Officer and each of the other executive officers of the Company for stock options granted during such fiscal year. Stock options were granted without tandem stock appreciation rights.


                                    NUMBER OF
                                   SECURITIES             % OF TOTAL
                                   UNDERLYING          OPTIONS GRANTED          EXERCISE
                                     OPTIONS           TO EMPLOYEES IN         PRICE PER         EXPIRATION
NAME                              GRANTED(#)(1)          FISCAL YEAR          SHARE ($/S)           DATE
----                              -------------        ---------------        -----------        ----------
Jonathan M. Spiller                   24,000                 5.1%                $1.00            1/19/2006

Richard T. Bistrong                   50,000                10.7%                 $ .97           1/19/2006

Robert R. Schiller                   150,000                32.1%                 $6.06           7/24/2006

Carol T. Burke                        30,000                 6.4%                 $ .97           1/19/2006

----------

(1) All options granted to such officers (except those granted to Mr. Schiller) have a term of 10 years and were granted under the Company's 1994 Incentive Stock Option Plan. The options granted to Mr. Schiller have a term of 10 years and were granted under the Company's 1996 Stock Option Plan. The exercise price per share of such options was the market value per share on the date of grant.

AGGREGATED OPTION EXERCISES IN FISCAL
1996 AND FISCAL YEAR END OPTION VALUES

         The following information is furnished for the fiscal year ended December 28, 1996 with respect to the Company's Chief Executive Officer and each of the other executive officers of the Company for stock option exercises during such fiscal year.

                         Shares Acquired        Value          Number of Securities Underlying       Value of Unexercised In-The-
NAME                     On Exercise(#)      Realized($)     Unexercised Options at 12/28/96 (#)    Money Options at 12/28/96($)
----                     --------------      -----------       Exercisable       Non-Exercisable    Exercisable   Non-Exercisable
                                                               -----------       ---------------    -----------   ---------------
Jonathan M. Spiller             0                 0              474,000                   0            --               --

Richard T. Bistrong             0                 0               50,000              50,000            --               --

Robert R. Schiller              0                 0                    0             150,000            --               --

Carol T. Burke                  0                 0               19,999              25,001            --               --


EMPLOYMENT AGREEMENTS

                  Set forth below are descriptions of the Company's employment agreements with Messrs. Spiller, Bistrong and Schiller. No employment agreement has been entered into between Ms. Burke and the Company.

JONATHAN M. SPILLER

                  Mr. Spiller's employment agreement, dated as of January 18, 1996, provides that he will serve as the President and Chief Executive Officer of the Company for an initial term expiring January 17, 1999, at a base salary for 1996 of $160,000 per annum. Commencing January 1, 1997, pursuant to the terms of his employment agreement, Mr. Spiller's base salary was increased to $200,000 per annum. In addition to his base salary, Mr. Spiller shall also be entitled to a yearly bonus during the term of his employment agreement. The bonus shall be based upon the Company's earnings before interest and taxes. Mr. Spiller will also be entitled, at the sole and absolute discretion of the Option Committee of the Board of Directors, to participate in the Company's incentive stock plan and other bonus plans adopted by the Company. Eligibility to participate in the Company's incentive stock plan shall be based upon, among other things, the performance of Mr. Spiller and the Company. As part of his compensation package, the Company provides Mr. Spiller with other benefits commensurate with his position, as more fully set forth in his employment agreement. Mr. Spiller's employment with the Company shall continue, unless earlier terminated by Mr. Spiller or due to Mr. Spiller's death or disability or by the Company, for successive one year periods, on terms to be mutually agreed upon by the Company and Mr. Spiller.

                  Of the 690,205 shares deemed to be beneficially owned by Mr. Spiller, 646,664 are subject to a three year lock-up agreement between Mr. Spiller and KFH. Pursuant to the terms of a letter agreement, dated January 18, 1996 (the "Letter Agreement"), Mr. Spiller agreed that he will not, directly or indirectly, without the prior written consent of KFH, offer to sell, sell, grant any options for the sale of, assign, transfer, pledge, hypothecate or otherwise encumber or dispose of such shares of Common Stock of the Company or securities convertible into, exercisable or exchangeable for or evidencing any right to purchase or subscribe for, such shares of Common Stock of the Company or dispose of any beneficial interest therein for a period of three years from January 18, 1996, except as provided in such Letter Agreement.

RICHARD T. BISTRONG

                  Mr. Bistrong's employment agreement, dated as of January 18, 1996, provides that he will serve as Vice President-Sales and Marketing of the Company for an initial term expiring January 17, 1999, at a base salary of $120,000 per annum. Mr. Bistrong shall also be entitled to a yearly bonus during the term of his employment agreement. In addition to his base salary and bonus, Mr. Bistrong is entitled to receive non-qualified options to purchase 21,250 shares of the Company's Common Stock and incentive stock options to purchase 28,750 shares of the Company's Common Stock, in each case at an exercise price of $.97 per share of Common Stock. These options are exercisable for a period of eight years from the date of the grant, and all of such options vest on January 18, 1999. The vesting of the options may be accelerated on a pro rata basis in the event of the occurrence of certain events. Pursuant to his employment agreement, Mr. Bistrong will also be entitled, at the sole and absolute discretion of the Option Committee of the Board of Directors, to participate in the Company's incentive stock plan and other bonus plans adopted by the Company. Eligibility to participate in the Company's incentive stock plan shall be based upon, among other things, the performance of Mr. Bistrong and the Company. As part of his compensation package, the Company provides Mr. Bistrong other benefits commensurate with his position, as more fully set forth in his employment agreement. Mr. Bistrong's employment with the Company shall continue, unless earlier terminated by Mr. Bistrong or due to Mr. Bistrong's death or disability or by the

Company, for successive one year periods, on terms to be mutually agreed upon by the Company and Mr. Bistrong.

                  Excluding the stock options granted to Mr. Bistrong pursuant to the terms of his employment agreement, all of the shares underlying vested but unexercised and unvested stock options owned by Mr. Bistrong are subject to a three year lock-up agreement between Mr. Bistrong and KFH (the "Bistrong Lock-Up"). Pursuant to the Bistrong Lock-Up, Mr. Bistrong agreed that he will not, directly or indirectly, without the prior written consent of KFH, offer to sell, sell, grant any options for the sale of, assign, transfer, pledge, hypothecate or otherwise encumber or dispose of any shares of Common Stock of the Company or securities convertible into, exercisable or exchangeable for or evidencing any right to purchase or subscribe for any shares of Common Stock of the Company or dispose of any beneficial interest therein for a period of three years from January 18, 1996, except as provided in such agreement. Mr. Bistrong owns no shares of Common Stock as of the date of this Proxy Statement.

ROBERT R. SCHILLER

                  Mr. Schiller's employment agreement, dated as of July 24, 1996, provides that he will serve as Vice President-Corporate Development of the Company for an initial term expiring July 23, 1999, at a base salary of $120,000 per annum. Effective January 1, 1997, pursuant to the terms of his employment agreement, Mr. Schiller's base salary was increased to $130,000 per annum. Mr. Schiller is also entitled to a one-time relocation bonus of $45,000. In addition to his base salary, Mr. Schiller is entitled to receive incentive stock options to purchase 150,000 shares of the Company's Common Stock, in each case at an exercise price per share equal to $6.06, the market price of the Common Stock on July 24, 1996, the date of the grant. These options vest equally over a period of three years from the date of the grant, and all of such options become exercisable on July 24, 1999. The vesting of the options may be accelerated on a pro rata basis in the event of the occurrence of certain events. Pursuant to his employment agreement, Mr. Schiller will also be entitled, at the sole and absolute discretion of the Option Committee of the Board of Directors, to participate in the Company's incentive stock plan and other bonus plans adopted by the Company. Eligibility to participate in the Company's incentive stock plan shall be based upon, among other things, the performance of Mr. Schiller and the Company. As part of his compensation package, the Company provides Mr. Schiller's other benefits commensurate with his position, as more fully set forth in his employment agreement. Mr. Schiller's employment with the Company shall continue, unless earlier terminated by Mr. Schiller or due to Mr. Schiller's death or disability or by the Company, for successive one year periods, on terms to be mutually agreed upon by the Company and Mr. Schiller.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth certain information, as of April 28, 1997, to the knowledge of the Company, regarding the beneficial ownership of Common Stock, which is the Company's only class of outstanding voting securities, by: (i) each Stockholder who owns more than 5% of the outstanding Common Stock of the Company; (ii) each director; (iii) each of the named executive officers of the Company; and (iv) all directors and executive officers of the Company as a group. The information set forth in the table and accompanying footnotes has been furnished by the named beneficial owners. Since the table and accompanying footnotes reflect beneficial ownership determined pursuant to the applicable rules of the Securities and Exchange Commission, the information is not necessarily indicative of beneficial ownership for any other purpose.


NAME AND ADDRESS OF                         AMOUNT AND NATURE OF     PERCENT OF
BENEFICIAL OWNER                            BENEFICIAL OWNERSHIP       CLASS
-------------------                         --------------------     ----------
Warren B. Kanders and
Kanders Florida Holdings, Inc. (1)                4,462,178            38.3%
c/o Armor Holdings, Inc.
13386 International Parkway
Jacksonville, FL 32218

Nevis Capital Management, Inc. (2)
1119 St. Paul Street                              1,035,900             8.9%
Baltimore, MD  21202

Jonathan M. Spiller (3)
c/o Armor Holdings, Inc.                           690,205              5.7%
13386 International Parkway
Jacksonville, FL 32218

Richmont Capital Partners I, L.P.(4)
430 Westgrove Drive                                800,000              6.8%
Dallas, TX  75248

Burtt R. Ehrlich (5)
c/o Armor Holdings, Inc.                           229,100              2.0%
13386 International Parkway
Jacksonville, FL  32218

Nicolas Sokolow (6)
c/o Armor Holdings, Inc.                           150,000              1.3%
13386 International Parkway
Jacksonville, FL  32218

Richard T. Bistrong (7)
c/o Armor Holdings, Inc.                           66,667                *
13386 International Parkway
Jacksonville, FL  32218

Thomas W. Strauss (8)                              65,000                *
c/o Armor Holdings, Inc.
13386 International Parkway
Jacksonville, FL  32218

NAME AND ADDRESS OF                         AMOUNT AND NATURE OF     PERCENT OF
BENEFICIAL OWNER                            BENEFICIAL OWNERSHIP       CLASS
-------------------                         --------------------     ----------
Carol T. Burke (9)                                 19,999                *
c/o Armor Holdings, Inc.
13386 International Parkway
Jacksonville, FL  32218

Alair A. Townsend (10)
c/o Armor Holdings, Inc.                            5,516                *
13386 International Parkway
Jacksonville, FL  32218

Richard C. Bartlett (11)
c/o Armor Holdings, Inc.                              0                  0%
13386 International Parkway
Jacksonville, FL  32218

Robert R. Schiller (12)                               0                  0%
c/o Armor Holdings,Inc.
13386 International Parkway
Jacksonville, FL  32218

All executive officers and directors              5,688,665            45.6%
as a group (10 persons)(1)(3)(5)
(6)(7)(8)(9)(10)(11)(12)

----------
* Less than 1%

(1) Represents 4,133,037 shares owned by Kanders Florida Holdings, Inc. ("KFH"), which are deemed to be beneficially owned by Warren B. Kanders because he is the sole stockholder and sole director of KFH. Also includes 300,000 shares owned by the Kanders Florida Holdings, Inc. 1996 Charitable Remainder Unitrust, of which Mr. Kanders is trustee. Mr. Kanders disclaims beneficial ownership of the shares owned by the trust. Of the shares listed, Mr. Kanders owns 29,141 shares individually.

(2) Nevis Capital Management, Inc. ("Nevis") is the general partner of Snowden Limited Partnership ("Snowden"). All of the shares deemed to be beneficially owned by Nevis are registered in the name of Snowden.

(3) Includes 432,000 stock options granted to Mr. Spiller under the terms of his previous employment agreement, which was executed on January 1, 1994 but which was mutually terminated by Mr. Spiller and the Company and superseded by a new employment agreement executed on January 18, 1996, and 18,000 stock options granted to Mr. Spiller pursuant to the Company's 1994 Incentive Stock Plan. Such options are fully vested but unexercised. Also includes 24,000 stock options awarded to Mr. Spiller on January 19, 1996. These options are fully vested but unexercised. Also includes 43,541 shares owned by Mr. Spiller's children, of which Mr. Spiller disclaims beneficial ownership. Of the 690,205 shares listed, 646,664 are subject to a three year lock-up agreement between Mr. Spiller and KFH. Pursuant to the terms of a letter agreement, dated January 18, 1996 (the "Letter Agreement"), Mr. Spiller agreed that he will not, directly or indirectly, without the prior written consent of KFH, offer to sell, sell, grant any options for the sale of, assign, transfer, pledge, hypothecate or otherwise encumber or dispose of such shares of Common Stock of the Company or securities convertible into, exercisable or exchangeable for or evidencing any right to purchase or subscribe for, such shares of Common Stock of the Company or dispose of any beneficial interest therein for a period of three years from January 18, 1996, except as provided in such Letter Agreement. KFH and Mr. Spiller entered into an agreement, dated as of January 18, 1996, pursuant to which KFH granted a beneficial ownership interest in 316,823 shares of Common Stock of the Company owned by KFH. Such agreement provides that, in the event that KFH sells at least 452,604 shares of Common Stock of the Company in a single transaction, then Mr. Spiller shall have the option to either (i) pay to KFH an amount equal to the Spiller Acquisition Cost (as defined in such agreement), in which event Mr. Spiller will be entitled to receive stock certificates representing such 316,823 shares of Common Stock, or
         (ii) receive the net proceeds relating to 316,823 shares of Common Stock that are the subject of the sale by KFH, reduced by the Spiller Acquisition Cost relating to such shares of Common Stock so sold by KFH. In the event that KFH does not sell at least 452,604 shares of Common Stock as described above, then Mr. Spiller's rights to the 316,823 shares of Common Stock shall vest on January 18, 1999; provided, however, that, at such time, Mr. Spiller is the President and Chief Executive Officer of the Company and his Employment Agreement with the Company, dated as of January 18, 1996, is in full force and effect and Mr. Spiller is not in breach thereof; and, provided, further, that if Mr. Spiller's Employment Agreement with the Company is terminated due to his death or disability, or without cause, prior to January 18, 1999, then a pro-rata portion of such 316,823 shares of Common Stock, based upon the number of months elapsed from January 18, 1996 in relation to 36 months, shall vest to Mr. Spiller. Unless sooner acquired by Mr. Spiller as hereinabove described, Mr. Spiller shall have the right to acquire any such vested shares of Common Stock pursuant to such agreement on January 18, 2001 upon payment by Spiller to KFH of the Spiller Acquisition Cost relating to such shares.

(4) Includes 200,000 stock options granted to Richmont Capital Partners I, L.P. ("Richmont") which are fully vested but unexercised pursuant to that certain option granted by the Company to Richmont dated May 15, 1996 (the "Richmont Option"), entitling Richmont to purchase up to 300,000 shares of Common Stock. Of the 300,000 options granted, 200,000 are fully vested but unexercised, and 100,000 become fully vested on May 15, 1998. The Richmont Option expires after 5:00 P.M., Eastern Time, on May 15, 2006.

(5) Includes 13,400 shares owned by Mr. Ehrlich's children and 20,600 held in trust for the benefit of his children, of which Mr. Ehrlich's spouse is trustee, of which he disclaims beneficial ownership. Also includes 400 shares owned by Mr. Ehrlich's spouse's individual retirement account, of which Mr. Ehrlich disclaims beneficial ownership. Also includes 25,000 stock options granted to Mr. Ehrlich under the terms of the 1996 Non-Employee Directors Stock Option Plan (the "1996 Directors Plan") at an exercise price of $3.75 per share. Such options were granted to Mr. Ehrlich as part of a grant of 75,000 stock options pursuant to the terms of the 1996 Directors Plan upon his initial election to the Board of Directors on January 18, 1996, at an exercise price of $3.75 per share, the closing trading price of the Company's Common Stock on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), on January 18, 1996. Such options vest in three equal annual installments on January 18, 1997, 1998 and 1999. Of the 229,100 shares listed, 100,000 shares are subject to a three year lock-up agreement between Mr. Ehrlich and KFH (the "Ehrlich Lock-Up"). Pursuant to the Ehrlich Lock-Up, Mr. Ehrlich agreed that he will not, directly or indirectly, without the prior written consent of KFH, offer to sell, sell, grant any options for the sale of, assign, transfer, pledge, hypothecate or otherwise encumber or dispose of any shares of Common Stock of the Company or securities convertible into, exercisable or exchangeable for or evidencing any right to purchase or subscribe for any shares of Common Stock of the Company or dispose of any beneficial interest therein for a period of three years from January 18, 1996, except as provided in such agreement.

(6) Includes 100,000 shares owned by S.T. Investors Fund, LLC ("STIF"), a limited liability company of which Mr. Sokolow is a member and 20,000 shares owned by Mr. Sokolow's children, of which he disclaims beneficial ownership. Also includes 5,000 shares owned by Mr. Sokolow's profit sharing plan. Also includes 25,000 stock options granted to Mr. Sokolow under the terms of the 1996 Directors Plan at an exercise price of $3.75 per share. Such options were granted to Mr. Sokolow as part of a grant of 75,000 stock options pursuant to the terms of the 1996 Directors Plan upon his initial election to the Board of Directors on January 18, 1996, at an exercise price of $3.75 per share, the closing trading price of the Company's Common Stock on NASDAQ, on January 18, 1996. Such options vest in three equal annual installments on January 18, 1997, 1998 and 1999. Of the 150,000 shares listed, 100,000 shares are subject to a three year lock-up agreement between STIF and KFH (the "STIF Lock-Up"). Pursuant to the STIF Lock-Up, STIF agreed that it will not, directly or indirectly, without the prior written consent of KFH, offer to sell, sell, grant any options for the sale of, assign, transfer, pledge, hypothecate or otherwise encumber or dispose of any shares of Common Stock of the Company or securities convertible into, exercisable or exchangeable for or evidencing any right to purchase or subscribe for any shares of Common Stock of the Company or dispose of any beneficial interest therein for a period of three years from January 18, 1996, except as provided in such agreement.

(7) Includes 50,000 stock options granted to Mr. Bistrong under the terms of his previous employment agreement, which was executed on February 5, 1995 but which was mutually terminated by Mr. Bistrong and the Company and superseded by a new employment agreement executed on January 18, 1996. Such options are fully vested but unexercised. Also includes 16,667 vested but unexercised stock options granted to Mr. Bistrong under the terms of the 1994 Incentive Stock Plan at an exercise price of $.97 per share, the fair market value of the Common Stock on the date of the grant. All of the shares listed are subject to a three year lock-up agreement between Mr. Bistrong and KFH (the "Bistrong Lock-Up"). Pursuant to the Bistrong Lock-Up, Mr. Bistrong agreed that he will not, directly or indirectly, without the prior written consent of KFH, offer to sell, sell, grant any options for the sale of, assign, transfer, pledge, hypothecate or otherwise encumber or dispose of any shares of Common Stock of the Company or securities convertible into, exercisable or exchangeable for or evidencing any right to purchase or subscribe for any shares of Common Stock of the Company or dispose of any beneficial interest therein for a period of three years from January 18, 1996, except as provided in such agreement.

(8) Includes 25,000 stock options granted to Mr. Strauss under the terms of the 1996 Directors Plan at an exercise price of $7.50 per share. Such options were granted to Mr. Strauss as part of a grant of 75,000 stock options pursuant to the terms of the 1996 Directors Plan upon his initial election to the Board of Directors on May 13, 1996, at an exercise price of $7.50 per share, the closing trading price of the Company's Common Stock on the American Stock Exchange on May 13, 1996. Such options vest in three equal annual installments on May 13, 1997, 1998 and 1999.

(9) The number of shares listed are pursuant to vested but unexercised stock options granted to Ms. Burke under the terms of the Company's 1994 Incentive Stock Plan at an exercise price of $.97 per share, the fair market value of the Common Stock on the date of the grant. All of the shares listed are subject to a three year lock-up agreement between Ms. Burke and KFH (the "Burke Lock-Up"). Pursuant to the Burke Lock-Up, Ms. Burke agreed that she will not, directly or indirectly, without the prior written consent of KFH, offer to sell, sell, grant any options for the sale of, assign, transfer, pledge, hypothecate or otherwise encumber or dispose of any shares of Common Stock of the Company or securities convertible into, exercisable or exchangeable for or evidencing any right to purchase or subscribe for any shares of Common Stock of the Company or dispose of any beneficial interest therein for a period of three years from January 18, 1996, except as provided in such agreement.

(10) Excludes 75,000 stock options granted to Ms. Townsend under the terms of the 1996 Directors Plan. Such options were granted to Ms. Townsend upon her initial election to the Board of Directors on December 9, 1996 at an exercise price of $8.00 per share, the closing trading price of the Company's Common Stock on the American Stock Exchange on December 9, 1996. Such options vest in three equal annual installments on December 9, 1997, 1998 and 1999.

(11) Mr. Bartlett does not own any shares individually. Mr. Bartlett is Chairman of the Board of Directors of The Richmont Group, whose subsidiary, Richmont, is the beneficial owner of 800,000 shares of Common Stock. Mr. Bartlett disclaims beneficial ownership of the shares owned by Richmont.

(12) Mr. Schiller does not own any shares individually. Pursuant to the terms of his employment agreement, Mr. Schiller was granted options to purchase 150,000 shares of Common Stock on July 24, 1996 under the Company's 1996 Stock Option Plan at an exercise price of $6.06 per share, the market price of the Common Stock on the date of the grant. The options vest over a period of three years from the date of the grant, and all options become exercisable on July 24, 1999.


CHANGES IN CONTROL

                  No changes in control of the Company are currently contemplated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

         The Company has historically purchased substantially all of the ballistic resistant fabric used in the manufacture of its products from Clark Schwebel, Inc. ("Clark Schwebel"), a subsidiary of Springs Industries, Inc. and a former holder of 45.7% of the Company's outstanding capital stock. Kanders Florida Holdings, Inc. ("KFH") purchased all of the capital stock of the Company owned by Clark Schwebel on January 18, 1996. The Company's purchases from Clark Schwebel totalled approximately $5,000,000, $5,100,000 and $3,400,000 in fiscal years 1996, 1995 and 1994, respectively, and were made in the normal course of business at prices which the Company believes were competitive with other available sources for such materials.

         On May 15, 1996, the Company issued options to purchase 300,000 shares of the Company's Common Stock to Richmont Capital Partners I, L.P. ("Richmont"), at an exercise price of $7.50 per share, subject to adjustment (the "Richmont Options"). The Richmont Options and the underlying shares, whether vested or unvested, are callable by the Company in the event that the closing price per share of the Company's Common Stock is equal to or greater than $10 for a period of 10 consecutive trading days after December 31, 1997, upon written notice to Richmont given within 30 days of the conclusion of such ten consecutive trading days during which the closing price per share of the Company's Common Stock was equal to or greater than $10. In such event, the Company may require Richmont to exercise the Richmont Options in whole with respect to all such shares within 10 days of such notice to Richmont. In the event that Richmont does not exercise the Richmont Options, the Richmont Options will lapse and be of no further force or effect.

         Richmont was also the holder of $3,000,000 worth of the Company's 5% Convertible Subordinated Notes (the "Notes"). Richmont converted such Notes into 600,000 shares of Common Stock pursuant to the terms of that certain Convertible Subordinated Note Purchase Agreement between the Company and the purchasing parties thereto (the "Convertible Subordinated Note Purchase Agreement") on December 18, 1996. Taking the 200,000 Richmont Options which have fully vested and the shares into which the Notes were converted into account, Richmont is the beneficial owner of 6.8% of the Company's outstanding Common Stock. Richard C. Bartlett, a Director of the Company, is the Chairman of the Board of Directors of the Richmont Group, the parent corporation of Richmont. Mr. Bartlett disclaims beneficial ownership of any shares of Common Stock beneficially owned by Richmont.

         Burtt R. Ehrlich, a Director of the Company, was the holder of $250,000 worth of Notes. Mr. Ehrlich converted such Notes into 50,000 shares of Common Stock pursuant to the terms of the Convertible Subordinated Note Purchase Agreement on December 18, 1996.

         Thomas W. Strauss, a Director of the Company, was the holder of $200,000 worth of Notes. Mr. Strauss converted such Notes into 40,000 shares of Common Stock pursuant to the terms of the Convertible Subordinated Note Purchase Agreement on December 18, 1996.

         Alan Kanders, Beatrice Kanders and Emily Kanders, siblings of Warren
B. Kanders, the Chairman of the Board of Directors of the Company, were holders of $20,000, $25,000 and 25,000, respectively, worth of Notes. Pursuant to the terms of the Convertible Subordinated Note Purchase Agreement, they each converted their Notes into 4,000, 5,000 and 5,000 shares of Common Stock, respectively, on December 18, 1996.

         The Jeanne Kanders Revocable Inter Vivos Trust and The Ralph F. Kanders Revocable Inter Vivos Trust, named for the parents of Warren B. Kanders, the Chairman of the Board of Directors of the Company, were holders of $150,000 and $100,000, respectively, worth of Notes. The trusts converted their Notes into 30,000 and 20,000 shares of Common Stock, respectively, pursuant to the terms of the Convertible Subordinated Note Purchase Agreement on December 18, 1996.

         Other than as described above, there have not been, nor are there any currently proposed transactions, or any series of similar transactions, since the beginning of Fiscal 1996, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director, executive officer, security holder or any member of the immediate family of any of the foregoing persons had, or will have, a direct or indirect material interest.

         Since the beginning of Fiscal 1996, no director or executive officer of the Company, nor any member of their immediate family or any affiliate thereof is, has become or was indebted to the Company in an amount in excess of $60,000.

SUBSIDIARIES

         The Company is not a subsidiary of any other corporation, partnership, limited liability company or other entity.

TRANSACTIONS WITH PROMOTERS

         None.

                                    PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         The following Exhibits were previously filed as part of the Company's Annual Report on Form 10-KSB:

EXHIBIT NO.       DESCRIPTION
-----------       -----------
10.1              Loan Agreement between the Company and Barnett Bank, dated November 14, 1996.

10.2              Promissory Note, dated November 14, 1996, in the principal amount of $10,000,000, made by the Company for the benefit of Barnett Bank.

10.3              Acceptance Credit Agreement, dated November 14, 1996, between the Company and Barnett
                  Bank.

10.4              Security Agreement, dated November 14, 1996, between the Company and Barnett Bank.

10.5              Environmental Agreement, dated November 14, 1996 between the Company and Barnett Bank.

10.6              Waiver of Jury Trial, dated November 14, 1996, between Barnett Bank and the Company, NIK,
                  DTC and Armor Holdings Properties, Inc.

10.7              Security Agreement, dated November 14, 1996, between DTC and Barnett Bank.

10.8              Security Agreement, dated November 14, 1996, between NIK and Barnett Bank.

10.9              Security Agreement, dated November 14, 1996, between Armor Holdings Properties, Inc. and
                  Barnett Bank.

10.10             Guaranty of Payment, dated November 14, 1996, by DTC for the benefit of Barnett Bank.

10.11             Guaranty of Payment, dated November 14, 1996, by NIK for the benefit of Barnett Bank.

10.12             Guaranty of Payment, dated November 14, 1996, by Armor Holdings Properties, Inc. for the
                  benefit of Barnett Bank.

10.26*            Employment Agreement between Robert R. Schiller and the Company, effective July 24, 1996.

10.32             Jacksonville International Tradeport Purchase and Sale Agreement, dated October 22, 1996, between the Company and Wilma/Skyland Joint Venture, Ltd.

10.33             Assignment of Purchase and Sale Agreement, dated October 22, 1996, between the Company and
                  AHPI.



EXHIBIT NO.       DESCRIPTION
-----------       -----------

10.34             Construction Escrow Agreement, dated October 22, 1996, between the Company, AHPI, GB
                  Investment & Company, Inc. and Kent, Ridge & Crawford, as escrow agent.

10.35             Agreement between Owner and Construction Manager, dated
                  October 10, 1996, between the Company, AHPI and GB
                  Investment & Company, Inc., as construction manager.

11.1              Statement regarding computation of per share earnings.

21.1              Subsidiaries of the Company.

23.1              Consent of Deloitte & Touche LLP.

27.1              Financial Data Schedule.


*  This Exhibit represents a management contract.

(b)  Reports on Form 8-K

         During the fourth quarter of Fiscal 1996, on October 9, 1996, the Company filed a Current Report on Form 8-K announcing its acquisition of substantially all of the assets of Defense Technology Corporation of America, a Wyoming corporation. In the second quarter of 1997, on April 22, 1997, a report on Form 8-K was filed by the Company in connection with the Company's acquisition of all of the issued and outstanding share capital of Supercraft (Garments) Limited and DSL Group Limited, both United Kingdom corporations, and the Company's restructuring of its credit facility with Barnett Bank, N.A.

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

                                         Dated:  April 29 1997

                                 EXHIBIT INDEX

The following Exhibits are filed herewith:

         No Exhibits are filed herewith.