Form 10QSB
period 1997-03-29
ARMOR HOLDINGS INC
filed 1997-05-13
CIK 845752

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 29,1997
                              ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO ________________


Commission file number  0-18863
                      ----------------------------------------------------------


                              Armor Holdings, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                               59-3392443
--------------------------------------------------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


  13386 International Parkway, Jacksonville, Florida                32218
--------------------------------------------------------------------------------
        (Address of principal executive offices)                  (Zip Code)


                                 (904)741-5400
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---    ---

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes  X   No
                                                  ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of May 12, 1997: $.01 par value Common Stock - 11,826,012


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): Yes     No X
                                                             ---    ---

                                    PART I


ITEM 1.     FINANCIAL STATEMENTS

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

THREE MONTH PERIODS ENDED MARCH 29, 1997 AND MARCH 31, 1996

The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. (the "Company") and its wholly owned subsidiaries, NIK Public Safety, Inc., Defense Technology Corporation of America, Armor Holdings
Limited and Armor Holdings Properties, Inc. include all adjustments
(consisting only of normal recurring accruals and the elimination of all intercompany items and transactions) which management considers necessary for a fair presentation of operating results as of March 29, 1997 and for the three month periods ended March 29, 1997 and March 31, 1996.

These condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 28, 1996, as amended.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET


                                                                MARCH 29,
                                                                  1997
                                                               -----------
                                                               (UNAUDITED)
ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                                    $ 4,146,226
  Accounts receivable, net                                       6,209,755
  Inventories                                                    4,896,711
  Prepaid expenses and other current assets                        653,139
                                                               -----------
    Total current assets                                        15,905,831

PROPERTY, PLANT AND EQUIPMENT, net                               5,114,946

REORGANIZATION VALUE IN EXCESS OF AMOUNTS
  ALLOCABLE TO IDENTIFIABLE ASSETS, net                          3,378,340

PATENTS AND TRADEMARKS, net                                      4,123,119

OTHER ASSETS                                                       337,071
                                                               -----------

TOTAL ASSETS                                                   $28,859,307
                                                               ===========


           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(CONTINUED)

                                                                         MARCH 29,
                                                                            1997
                                                                        -----------
                                                                        (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligation      $   607,627
Accounts payable, accrued expenses and other current liabilities          3,024,365
                                                                        -----------
    Total current liabilities                                             3,631,992

CAPITALIZED LEASE OBLIGATION, less current portion                           95,338
                                                                        -----------
    Total liabilities                                                     3,727,330


STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized;
    0 shares issued and outstanding
  Common stock, $.01 par value, 50,000,000 shares authorized;
    10,591,681 issued and outstanding                                       105,917
  Additional paid-in capital                                             22,810,359
  Retained earnings                                                       2,215,701
                                                                        -----------
    Total stockholders' equity                                           25,131,977
                                                                        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $28,859,307
                                                                        ===========



           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE THREE MONTHS ENDED

                                                      MARCH 29,          MARCH 31,
                                                        1997               1996
                                                    ------------       ------------
                                                     (UNAUDITED)       (UNAUDITED)
NET SALES                                           $  6,422,181       $  3,267,328

COST AND EXPENSES:
  Cost of sales                                        3,772,743          2,110,413
  Selling, general and administrative expenses         2,028,373            968,417
  Interest (income) expense, net                         (40,111)            72,011
                                                    ------------       ------------

INCOME BEFORE PROVISION FOR  INCOME TAXES
                                                         661,176            116,487

PROVISION FOR INCOME TAXES                                45,000
                                                                            255,958
                                                    ------------       ------------

NET INCOME                                          $    405,218       $     71,487
                                                    ============       ============

NET INCOME PER COMMON SHARE AND
  COMMON EQUIVALENT SHARE                           $       0.04       $       0.01
                                                    ============       ============

WEIGHTED AVERAGE COMMON SHARES
 AND COMMON EQUIVALENT SHARES                         11,522,573          7,575,936
                                                    ============       ============



           See notes to condensed consolidated financial statements.



ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED



                                                               MARCH 29,        MARCH 31,
                                                                 1997             1996
                                                             -----------       -----------
                                                             (UNAUDITED)       (UNAUDITED)
OPERATING ACTIVITIES:
  Net income                                                 $   405,218       $    71,487
  Adjustments to reconcile net income to cash (used
    in) provided by operating activities:
    Depreciation and amortization                                202,076            39,473
    Deferred income taxes                                         32,500            45,000
    (Increase) decrease in accounts receivable                  (457,051)          409,406
    Increase in inventories                                     (735,929)          (96,630)
    Increase in prepaid expenses and other assets               (245,870)         (168,376)
    Decrease in accounts payable,  accrued  liabilities
      and other current liabilities                             (739,679)         (135,894)
                                                             -----------       -----------
  Net cash (used in) provided by operating activities         (1,538,735)          164,466

INVESTING ACTIVITIES:
  Capital  expenditures                                       (1,840,021)          (22,696)
                                                             -----------       -----------
  Net cash used in investing activities                       (1,840,021)          (22,696)

FINANCING ACTIVITIES:
  Preferred stock dividends                                         --             (22,155)
  Exercise of stock options                                      160,186              --
  Net proceeds (repayments) under line of credit                 356,254          (350,938)
  Net repayments of long-term debt                               (53,827)             --
                                                             -----------       -----------
  Net cash provided by (used in) financing activities            462,613          (373,093)

DECREASE IN CASH AND CASH EQUIVALENTS                         (2,916,143)         (231,323)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                       7,062,369           272,972
                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 4,146,226       $    41,649
                                                             ===========       ===========



                  See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 29, 1997 AND
MARCH 31, 1996 (UNAUDITED)


1.    BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Armor Holdings, Inc. ("AHI") and its wholly-owned subsidiaries, NIK Public Safety, Inc. ("NIK"), Defense Technology Corporation of America ("DTC"), Armor Holdings Limited and Armor Holdings Properties, Inc. (collectively, the "Company"). The financial statements have been prepared in accordance with the instructions to Form 10-QSB, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accepted principles. However, all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of operating results have been included in the statements.

The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 28, 1996, as amended.


2.    SFAS NO. 128 REQUIRED DISCLOSURE

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings per Share which will require the Company to disclose Basic and Diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The Company will adopt SFAS 128 for the fiscal year ended 1997. The effects of adopting this statement are as follows:


                                            March 29, 1997     March 31, 1996
                                           -----------------  -----------------
Net income                                  $        405,218  $      71,487

Net income per common share and common
  equivalent share - as reported            $          0.035  $        0.01

Pro forma net income per basic share
  assuming adoption of FAS 128              $          0.038  $        0.01

Pro forma net income per diluted share
  assuming adoption of FAS 128              $          0.035  $        0.01

ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 29, 1997 AND
MARCH 31, 1996 (UNAUDITED)
(CONTINUED)


3.    SUBSEQUENT EVENTS

SUPERCRAFT (GARMENTS) LIMITED

On April 7, 1997, AHI through its newly formed wholly-owned subsidiary, Armor Holdings Limited, a corporation incorporated under the laws of England and Wales ("AHL"), acquired all of the outstanding share capital of Supercraft (Garments) Limited ("Supercraft"), a corporation incorporated under the laws of England, from Bodycote International PLC ("Bodycote"), a United Kingdom corporation, the sole shareholder of Supercraft. Supercraft is a leading European manufacturer of military apparel, high visibility garments and bullet resistant vests which it distributes to law enforcement and military agencies throughout Europe, the Middle East and Asia.

The purchase price of the acquisition was (pound)813,500 (or approximately $1,326,000, using the April 7, 1997 exchange rate of (pound)1=$1.63) in cash at closing, which is subject to adjustment in the event Supercraft's net assets, as shown in the Completion Accounts (as defined in that certain Share Acquisition Agreement dated April 7, 1997 between AHI, AHL and Bodycote) of Supercraft, are less than (pound)825,000, and (pound)536,500 (or approximately $874,500) which was placed in a segregated account pending the final disposition of certain real property acquired by AHL from Bodycote. In addition, certain deferred compensation in an amount not to exceed (pound)250,000 (or approximately $407,500) will be paid if Supercraft's profit before interest and taxes for the fiscal year ended December 31, 1997 exceeds (pound)350,000 (or approximately $570,500). Goodwill will be amortized over 25 years. AHL funded the acquisition from working capital of AHI.

DSL GROUP LIMITED

On April 16,1997, the Company issued 1,274,217 shares of its Common Stock, par value $.01 per share (the "Common Stock") in exchange for all of the outstanding ordinary and deferred share capital of DSL Group Limited, a corporation incorporated under the laws of England and Wales ("DSL"). In addition, AHL paid the sum of (pound)4,635,000 (or approximately $7,508,700) in cash for all of the outstanding preference share capital of DSL, including (pound)235,000 (or approximately $308,700) in accrued dividends. This transaction (the "DSL Transaction") was accounted for as a pooling of interests. The value of the Common Stock issued by the Company in connection with the DSL Transaction was (pound)6,725,656 (or approximately $10,895,500, using the April 16, 1997 exchange rate of (pound)1=$1.62).

ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 29, 1997 AND
MARCH 31, 1996 (UNAUDITED)
(CONTINUED)



DSL is in the business of devising and implementing solutions to complex security problems in high risk areas. DSL's services encompass the provision of detailed threat assessments, security planning, security training, the provision, training and supervision of specialist manpower and other services up to the implementation and management of fully integrated security systems. The acquisition of DSL provides the Company with the cornerstone of its security services business.

ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto included herein and the financial statements and management's discussion and analysis or plan of operation included in the Company's Annual Report on Form 10-KSB for the year ended December 28,
1996, as amended.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 29, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Sales for the three months ended March 29, 1997, were $6,422,181 representing an increase of $3,154,853 (or 97%) compared to the same period in 1996. This increase in sales results from $2,416,863 in sales generated from the DTC and NIK operations in the three months ended March 29, 1997 in addition to a 17% increase in the domestic body armor business of AHI.

The gross profit margin (sales less manufacturing costs for materials, labor and overhead as a percent of total sales) increased to 41% for the 1997 period from 35% in the comparable period for 1996. The increase is due primarily to the impact of higher margin products being sold by DTC and NIK.

Selling, general and administrative expenses ("SG&A expenses") for the three month period ended March 29, 1997 were $2,028,373 (32% of sales) compared to $968,417 (30% of sales) during the comparable period in 1996. The increase in the actual dollar amount of SG&A expenses between the period, amounted to $1,059,956 and was primarily due to: approximately $382,000 of additional costs in AHI related to commissions on increased sales and corporate overhead costs for the development of the infrastructure of AHI as a holding company; approximately $86,000 of amortization expenses associated with intangibles; and additional SG&A expenses of approximately $585,000 related to the additional revenues generated by DTC and NIK.

Interest income of $40,111 was reported for the three month period ended March 29, 1997 as compared to interest expense of $72,011 for the comparable period in the prior year. The decrease resulted primarily from reducing the Company's credit facility with LaSalle Business Credit, Inc. ("LaSalle") to a zero balance and investing the proceeds from the Company's offering of its 5% Convertible Subordinated Notes due April 30, 2001 ("the Convertible Notes") in April 1996. The Company had approximately $357,000 of bank debt outstanding at March 29, 1997, compared to no such debt at March 31, 1996.

ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(CONTINUED)


Income before provision for income taxes for the three months ended March 29,1997 increased $544,689 or 468% to $661,176 as compared to $116,487 for the comparable period in the prior year. This significant increase was due to the Company's successful integration of DTC and NIK while still remaining focused on AHI's profitability.

The provision for income taxes totaled $255,958 for the three months ended March 29, 1997 as compared to $45,000 for the comparable period in 1996. The provision was based on the Company's federal and state statutory rates of approximately 39% for the quarter.

Net income for the three months ended March 29,1997 increased $333,731 or 467% to $405,218 as compared to $71,487 for the comparable period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's backlog consists of orders received but not yet manufactured. As of April 26, 1997, the Company had an estimated backlog of orders of approximately $975,000.

On March 26, 1997, the Company restructured its existing credit facility with Barnett Bank, N.A. ("Barnett Bank") which made available to the Company a revolving line of credit of $20,000,000 for working capital purposes.

As of March 29, 1997, the Company had working capital of $12,273,839 compared to $949,749 at March 31, 1996. The increase in working capital was due principally to the proceeds of the Convertible Notes, which were issued in April 1996, and converted into equity in December 1996, as well as the continued profitability of operations.

The Company anticipates that cash flow from continuing operations will enable the Company to meet its liquidity, working capital requirements, and capital expenditure requirements of current operations during the next year.

                                    PART II


ITEM 1.     LEGAL PROCEEDINGS

On January 30, 1997, the Company and DTC (collectively, the "Plaintiffs") commenced a proceeding in the Supreme Court of the State of New York, New York County (the "Court"), against XM Corporation, f/k/a Defense Technology Corporation of America, a Wyoming Corporation ("DTCoA"), Robert L. Oliver and Sandra A. Oliver (collectively, the "Defendants"). This lawsuit relates to that certain Asset Purchase Agreement entered into by the aforementioned parties on August 23, 1996 (the "Asset Purchase Agreement"), pursuant to which the Plaintiffs acquired substantially all of the assets of DTCoA in exchange for cash, shares of Common Stock of the Company, and the assumption by the Plaintiffs of certain specified liabilities, and that certain Authorized Distributor Agreement dated September 30, 1996 between the Company, XM Corporation ("XMC") and Robert L. Oliver (the "Authorized Distributor Agreement"), pursuant to which XMC agreed to act as a non-exclusive distributor of products manufactured by DTC in the international markets.

In their amended complaint, the Plaintiffs have alleged that the Defendants breached the terms of the Asset Purchase Agreement by, among other things:
(i) failing to pay certain receivables payment for which was guaranteed by the Defendants; (ii) failing to pay certain liabilities not assumed by the Plaintiffs; (ii) failing to pay the agreed upon adjustment to the purchase price based upon a Net Tangible Asset Value (as defined in the Asset Purchase Agreement); (iv) continuing to represent themselves as "Defense Technology" after the closing of the transaction and (v) engaging in business competitive with the Plaintiffs' business. Plaintiffs also claim that the Defendants have breached the Guaranty Agreement executed on August 23, 1996 in connection with the Asset Purchase Agreement. The Plaintiffs have also alleged in their complaint that the Defendants have breached the terms of the Authorized Distributor Agreement by, among other things: (i) failing to pay certain invoices within thirty (30) days of issuance; (ii) failing to provide adequate service to customers; (iii) shipping goods in violation of applicable export laws and regulations; (iv) using the "Defense Technology" name on export licenses and otherwise falsely claiming to be the owners of DTC and (v) engaging in business competitive with the Plaintiffs' business.

In their amended complaint, the Plaintiffs have asserted claims for, among other things, breach of contract, declaratory judgment, conversion, breach of fiduciary duty and a permanent injunction. The relief sought by the Plaintiffs includes, among other things, monetary damages totaling approximately $513,680, plus accruals thereto and interest thereon, punitive damages, and such other damages as the court may deem just and proper. As of March 14, 1997, therefore, the Company's total damage claims against the Defendants was in excess of $1,500,000.

On April 3, 1997, the Defendants filed with the Court an answer and counterclaims to the Plaintiffs' complaint.

The Defendants have denied each of the Plaintiffs' allegations and have asserted several affirmative defenses, including, among other things, that: (i) the Plaintiffs have breached the Asset Purchase Agreement and the Authorized Distributor Agreement; (ii) the Plaintiffs fraudulently entered into the Asset Purchase Agreement; (iii) the Plaintiffs failed to comply with the requirements of United States governmental authorities in connection with the Defendants' export licenses; (iv) the Plaintiffs interfered with the Defendants' contracts with its international customers.

Defendants have counterclaimed for breach of the terms of the Asset Purchase Agreement by, among other things, alleging that Plaintiffs: (i) failing to negotiate the net tangible assets of DTCoA in good faith; (ii) failed to demonstrate that they placed in escrow certain stock of the Company for the benefit of the Defendants; (iii) failed to expressly assume a contract for the national distribution of products with Aardvark Tactical, Inc. (the "Aardvark contract"); or (iv) fraudulently entered into the Asset Purchase Agreement with no intent of assuming the Aardvark contract.

Defendants have also counterclaimed breach the Authorized Distributor Agreement by, among other things, alleging the Plaintiffs: (i) failed to provide the Defendants with necessary sales assistance; (ii) took over the distribution to Defendants' international customers themselves; (iii) defamed the Defendants to their international customers; and (iv) otherwise interfered with the Defendants' contractual relations.

In their counterclaims, the Defendants have asserted claims for among other things, breach of contract (or in the alternative, specific performance and rescission), unjust enrichment, interference with contracts, defamation, injurious falsehood, declaratory judgment, fraud and mistake.

This lawsuit is in the preliminary phases of litigation. The Company believes the counterclaims asserted against it are without merit, and intend to defend against such counterclaims.

ITEM 6.     EXHIBITS & REPORTS ON FORM 8-K

a.    Exhibits

      The following Exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB:

EXHIBIT DESCRIPTION

2.1** Share Acquisition Agreement dated as of April 7, 1997, between Bodycote,
      AHL and the Company (filed as Exhibit 2.1 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference).

2.2** Agreement for the Sale and Purchase of the Whole of the Issued Share
      Capital of DSL Group Limited, dated April 16, 1997, between the Company, AHL, NatWest Ventures Nominees Limited and Others and Martin Brayshaw (filed as

       Exhibit 2.2 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference).

10.1** Tax Deed, dated April 7, 1997, between the Company and Bodycote (filed as Exhibit 10.1 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference).

10.2** Form of Escrow Agreement, dated April 16, 1997, between the Company, the
       Warrantors and Ashurst Morris Crisp (filed as Exhibit 10.2 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference).

10.3** Form of Registration Rights Agreement, dated April 16, 1997, between the
       Company and NatWest Ventures Nominees Limited and Others (filed as
       Exhibit 10.3 to Form 8-K, Current Report of the Company, dated
       April 22, 1997 and incorporated herein by reference).

11.1*  Earnings Per Share Computations

27.1*  Financial Data Schedule

*      Filed herewith
**     Incorporated by reference


b. The Company filed a report on Form 8-K on April 22, 1997 in connection with the Company's acquisition of all of the outstanding share capital of Supercraft, the Transaction DSL and the restructuring of the credit facility with Barnett Bank.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ARMOR HOLDINGS, INC.



                                /s/ Jonathan M. Spiller
                                ----------------------------------------
                                Jonathan M. Spiller
                                President and Chief Executive Officer
                                Dated May 13, 1997
                                      ----------------------------------



                                /s/ Carol T. Burke
                                ----------------------------------------
                                Carol T. Burke
                                Vice President of Finance
                                Dated May 13, 1997
                                      ----------------------------------

                                EXHIBIT INDEX


The following exhibits are filed herewith:


EXHIBIT            DESCRIPTION
-------            -----------

11.1               Earnings Per Share Computations

27.1               Financial Data Schedule