Form 10QSB/A
period 1997-03-29
ARMOR HOLDINGS INC
filed 1997-05-15
CIK 845752

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549

                                    FORM 10-QSB/A-1
(Mark One)

|x| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

Commission file number  0-18863

                           ARMOR HOLDINGS, INC.
-----------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

             Delaware                                       59-3392443
             ---------                                      ----------
(State or other jurisdiction of                       (I.R.S. Employer ID #)
 incorporation or organization)

 13386 International Parkway, Jacksonville, Florida            32218
-------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

                            (904) 741-5400
-------------------------------------------------------------------------------
                     (Issuer's telephone number)


-------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                      PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No __

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 1997: $.01 par value Common Stock - 11,826,012

         Item 1 and Item 6(b) of Part II of the report on Form 10-QSB of Armor Holdings, Inc. (the "Company") for the quarter ended March 29, 1997 is hereby amended and restated in its entirety to read as follows:

                       PART II - OTHER INFORMATION

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

         On May 12, 1997, the Plaintiffs served an amended complaint on the Defendants. In their amended complaint, the Plaintiffs have alleged that the Defendants breached the terms of the Asset Purchase Agreement by, among other things: (i) failing to pay certain receivables payment for which was guaranteed by the Defendants; (ii) failing to pay certain liabilities not assumed by the Plaintiffs; (iii) failing to pay the agreed-upon adjustment to the purchase price based upon a Net Tangible Asset Value (as defined in the Asset Purchase Agreement); (iv) continuing to represent themselves as "Defense Technology" after the closing of the transaction; and (v) engaging in business competitive with the Plaintiffs' business. Plaintiffs also claim that the Defendants have breached the Guaranty Agreement executed on August 23, 1996 in connection with the Asset Purchase Agreement. The Plaintiffs have also alleged in their complaint that the Defendants have breached the terms of the Authorized Distributor Agreement by, among other things: (i) failing to pay certain invoices within thirty (30) days of issuance; (ii) failing to provide adequate service to customers; (iii) shipping goods in violation of applicable export laws and regulations; (iv) using the "Defense Technology" name on export licenses and otherwise falsely claiming to be the owners of DTC; and (v) engaging in business competitive with the Plaintiffs' business.

         In their amended complaint, the Plaintiffs have asserted claims for, among other things, breach of contract, declaratory judgment, conversion, breach of fiduciary duty and a permanent injunction. The relief sought by the Plaintiffs includes, among other things, monetary damages totaling approximately $513,680, plus accruals thereto and interest thereon, punitive damages, and such other damages as the Court may deem just and proper. As of March 14, 1997, therefore, the Company's total damage claims against the Defendants were in excess of $1,500,000.

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

         Defendants have counterclaimed for breach of the terms of the Asset Purchase Agreement by, among other things, alleging that Plaintiffs: (i) failed to negotiate the net tangible assets of DTCoA in good faith; (ii) failed to demonstrate that they placed in escrow certain stock of the Company for the benefit of the Defendants; (iii) failed to expressly assume a contract for the national distribution of products with Aardvark Tactical, Inc. (the "Aardvark contract"); and (iv) fraudulently entered into the Asset Purchase Agreement with no intent of assuming the Aardvark contract.

         Defendants have also counterclaimed for breach of the Authorized Distributor Agreement by, among other things, alleging that Plaintiffs: (i) failed to provide the Defendants with necessary sales assistance; (ii) took over the distribution to Defendants' international customers themselves; (iii) defamed the Defendants to their international customers; and (iv) otherwise interfered with the Defendants' contractual relations.

         In their counterclaims, the Defendants have asserted claims for, among other things, breach of contract (or in the alternative, specific performance and rescission), unjust enrichment, interference with contracts, defamation, injurious falsehood, declaratory judgment, fraud and mistake.

         This lawsuit is in the preliminary phases of litigation. The Company believes that the counterclaims asserted against it are without merit, and intends to vigorously defend such counterclaims.

ITEM 6.           EXHIBITS & REPORTS ON FORM 8-K

         b. The Company filed a report on Form 8-K on April 22, 1997 in connection with the company's acquisition of all of the outstanding share capital of Supercraft, the DSL Transaction and the restructuring of the credit facility with Barnett Bank.

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ARMOR HOLDINGS, INC.



                              /s/ Jonathan M. Spiller
                              ---------------------------------------
                              Jonathan M. Spiller
                              President and Chief Executive Officer
                              Dated: May 14, 1997



                               /s/ Carol T. Burke
                               --------------------------------------
                               Carol T. Burke
                               Vice President of Finance
                               Dated: May 14, 1997