Form 10-Q
period 1997-06-28
ARMOR HOLDINGS INC
filed 1997-08-12
CIK 845752

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997
                                                             -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number  0-18863
                       --------

                             ARMOR HOLDINGS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                  59-3392443
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

        13386 International Parkway, Jacksonville, Florida     32218
-------------------------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)


                                (904)741-5400
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---   ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes X   No
                         ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 15,990,073 shares of common stock, par value $.01 per share, outstanding as of August 12, 1997.

                    PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

THREE AND SIX MONTH PERIODS ENDED JUNE 28, 1997 AND JUNE 30, 1996

The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. (the ("Company") and its direct and indirect wholly owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all intercompany items and transactions) which management considers necessary for a fair presentation of operating results as of June 28, 1997 and for the three and six month periods ended June 28, 1997 and June 30, 1996.

These condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 28, 1996, as amended.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                     JUNE 28,     DECEMBER 28,
                                                                                       1997           1996
                                                                                    ----------     ----------
                                                                                    (UNAUDITED)        *
                                                                                         (IN THOUSANDS)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                           $   743       $ 8,045
  Accounts receivable (net of allowance for doubtful accounts of $457 and $458)        14,345        10,309
  Inventories                                                                           5,613         4,161
  Prepaid expenses and other current assets                                             3,612         3,139
                                                                                      -------       -------
    Total current assets                                                               24,313        25,654

PROPERTY, PLANT AND EQUIPMENT, net                                                      9,081         4,932

REORGANIZATION VALUE IN EXCESS OF AMOUNTS
  ALLOCABLE TO IDENTIFIABLE ASSETS (net of accumulated
  amortization of $731 and $651)                                                        3,344         3,424

PATENTS AND TRADEMARKS (net of accumulated amortization of
  $259 and $108)                                                                        4,045         4,196

GOODWILL (net of accumulated amortization of $371 and $256)                            12,760         9,784

INVESTMENT IN ASSOCIATED COMPANIES                                                      1,012         1,268

OTHER ASSETS                                                                              419           272
                                                                                      -------       -------

TOTAL ASSETS                                                                          $54,974       $49,530
                                                                                      =======       =======


                * Condensed from audited financial statements.
           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(CONTINUED)

                                                                             JUNE 28,      DECEMBER 28,
                                                                               1997           1996
                                                                            --------        --------
                                                                             (UNAUDITED)       *
                                                                                  (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt and capitalized lease obligations       $    723        $  2,423
  Accounts payable, accrued expenses and other current liabilities            11,951           8,941
                                                                            --------        --------
    Total current liabilities                                                 12,674          11,364

MINORITY INTEREST                                                                 30              31
LONG TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS,
   less current portion                                                       17,548           5,780
                                                                            --------        --------
    Total liabilities                                                         30,252          17,175

PREFERENCE SHARES                                                               --             7,480

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized; 0 shares issued and outstanding
  Common stock, $.01 par value, 50,000,000 shares
   authorized; 11,985,073 and 10,417,015 respectively,
   issued and outstanding                                                        120             117
  Additional paid-in capital                                                  24,709          23,322
  Foreign currency translation adjustment                                       (110)           (229)
  Retained earnings                                                            1,517           1,665
  Treasury stock, 184,650 shares                                              (1,514)           --
                                                                            --------        --------
    Total stockholders' equity                                                24,722          24,875
                                                                            --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 54,974        $ 49,530
                                                                            ========        ========




                * Condensed from audited financial statements.
           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                             --------------------------    --------------------------
                                              JUNE 28,       JUNE 30,        JUNE 28,       JUNE 30,
                                                1997           1996           1997            1996
                                             --------        --------       --------        --------
                                            (UNAUDITED)     (UNAUDITED)    (UNAUDITED)     (UNAUDITED)
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Products                                   $  7,748        $  3,596       $ 14,172        $  6,863
  Services                                     10,315            --           18,643            --
                                             --------        --------       --------        --------
TOTAL REVENUES                                 18,063           3,596         32,815           6,863

COST AND EXPENSES:
  Cost of sales                                13,229           2,258         23,684           4,368
  Operating expenses                            2,810           1,044          5,846           1,997
                                                                                                 484
  Depreciation and amortization                   259              18            484              33
  Equity in earnings of unconsolidated
    subsidiary                                   (291)           --             (564)           --

  Merger, integration and
    other non-recurring charges                 2,542            --            2,542            --
                                             --------        --------       --------        --------

  Interest expense, net                           342              30            411             103
                                             --------        --------       --------        --------


INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                     (828)            246            412             362

PROVISION (BENEFIT) FOR INCOME
  TAXES                                          (132)            102            417             147
  Dividends on preference shares                 --              --              143            --
                                             --------        --------       --------        --------

NET INCOME (LOSS)                            $   (696)       $    144       $   (148)       $    215
                                             ========        ========       ========        ========
NET INCOME (LOSS) PER COMMON

  SHARE AND COMMON EQUIVALENT
  SHARE                                      $  (0.05)       $   0.02       $  (0.01)       $   0.03
                                             ========        ========       ========        ========


WEIGHTED AVERAGE COMMON
  SHARES AND COMMON
  EQUIVALENT SHARES                            12,965           7,765         12,876           7,660
                                             ========        ========       ========        ========

           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       SIX MONTHS ENDED
                                                                                  JUNE 28,        JUNE 30,
                                                                                    1997            1996
                                                                                  --------        --------
                                                                                (UNAUDITED)      (UNAUDITED)
                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net (loss) income                                                              $   (148)       $    215
  Adjustments to reconcile net (loss) income to cash (used
    in) provided by operating activities:
    Depreciation and amortization                                                     781             132
    Foreign currency translation                                                      119
    Deferred income taxes                                                            (256)             56
    (Increase) decrease in accounts receivable                                     (4,036)            352
    Increase in inventories                                                        (1,452)           (135)
    Increase in prepaid expenses and other assets                                    (364)           (319)

    Increase (decrease) in accounts payable, accrued liabilities and other
      current liabilities                                                           3,009            (157)
                                                                                 --------        --------
  Net cash (used in) provided by operating activities                              (2,347)            144


INVESTING ACTIVITIES:
  Capital  expenditures                                                            (4,584)            (71)
  Decrease in investment in associated companies                                      256
  Payment for purchases of net assets from business acquisitions                   (3,379)           --
                                                                                 --------        --------
  Net cash used in investing activities                                            (7,707)            (71)

FINANCING ACTIVITIES:
  Preferred stock dividends                                                                           (22)
  Repurchase of preference shares                                                  (7,480)
  Exercise of stock grants and options                                                164              77
  Net proceeds (repayments) under line of credit                                   10,068          (2,051)
  Net repayments of long-term debt                                                                     (3)
  Net proceeds from issuance of 5% convertible subordinated notes                                  10,657
                                                                                 --------        --------
  Net cash provided by financing activities                                         2,752           8,658

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (7,302)          8,731

CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                                     8,045             273
                                                                                 --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $    743        $  9,004
                                                                                 ========        ========

          See notes to condensed consolidated financial statements.

         ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)


         1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of Armor Holdings, Inc. ("the Company") and its direct and indirect wholly-owned subsidiaries. The financial statements have been prepared in accordance with the instructions to Form 10-Q. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of operating results, have been included in the statements.

         The financial statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 28, 1996, as amended.


         2.       SFAS NO. 128 REQUIRED DISCLOSURE

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings per Share which will require the Company to disclose Basic and Diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The Company will adopt SFAS 128 for the fiscal year ended 1997. The effects of adopting this statement are as follows: $.05 and $.01 loss per basic share and diluted share for the three months ended and six months ended June 28, 1997, respectively.


         3.       SIGNIFICANT DEVELOPMENTS

         Conversion to a Holding Company Structure - On June 12, 1997, at the annual meeting of stockholders, the stockholders of the Company approved the creation of a holding company structure for all of the Company's operations. As of June 16, 1997, the Company transferred all of its operating assets and liabilities relating to its armor products business to a subsidiary and the Company became a holding company. As a result, the Company owns directly or indirectly the outstanding capital stock of its subsidiary corporations and no longer conducts any manufacturing operations directly.

         Gorandel Trading Limited - On June 9, 1997, the Company acquired the remaining 50% of Gorandel Trading Limited ("GTL"). DSL previously owned the other 50%. GTL provides specialized security services throughout Russia and Central Asia. The aggregate purchase price of the transaction was approximately $2.4 million, consisting of $570,000 in cash paid at closing, $600,000 in cash to be paid on September 30, 1997, subject to certain conditions, and 115,176 shares of Common Stock valued at $1.2 million. As part of this transaction, the Company agreed to make a loan of $200,000 to a former stockholder of GTL, subject to certain conditions. GTL's net revenues for 1996 were approximately $6.4 million.

         ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)
         (CONTINUED)

         DSL Group Limited - On April 16, 1997, the Company combined with DSL Group Limited ("DSL") in a transaction accounted for as a pooling of interests (the "DSL Transaction"). DSL is a leading provider of specialized security services in high risk and volatile environments. DSL was formed on June 3, 1996 for the purpose of acquiring DSL Holdings Limited ("DSL Holdings"), its predecessor corporation, whose assets included an indirect 50% interest in Gorandel Trading Limited. DSL's acquisition of DSL Holdings was completed on July 31, 1996. In connection with the DSL Transaction, the Company issued 1,274,217 shares of Common Stock valued at $10.9 million for all of the outstanding ordinary share capital of DSL and paid $7.5 million in cash for all of the outstanding preference shares and accrued dividends. The Company also assumed and subsequently repaid $6.9 million, plus interest, of DSL's outstanding debt. In connection with the DSL Transaction, the Company has recorded a non-recurring charge to earnings of approximately $2.5 million in the second quarter of fiscal 1997. This charge consists of transaction costs, principally professional fees of approximately $1.0 million, and restructuring costs of approximately $1.5 million incurred to consolidate the administrative and accounting functions of DSL with those of the Company at its headquarters in Jacksonville, Florida. The historical combined net revenues of DSL and its predecessor for 1996 were approximately $31.1 million.

         A reconciliation of revenues, net income and net income per share of the Company as previously reported and combined is as follows (in 000's, except per share amounts):

Three Months Ended March 29, 1997        As previously
                                           reported          DSL       Combined
                                         --------------------------------------
Revenues                                   $ 6,422        $ 8,328       $14,750
Net income                                 $   405        $   135       $   540
Net income per share                       $  0.04                      $  0.04
Weighted average shares                     11,523                       12,797


         Supercraft (Garments) Limited - On April 7, 1997, the Company acquired Supercraft (Garments) Limited ("Supercraft"). Supercraft is a European manufacturer of military apparel, high visibility garments and ballistic resistant vests, which it distributes to law enforcement and military agencies throughout Europe, the Middle East and Asia. The Company acquired Supercraft for a total purchase price of approximately $2.6 million consisting of (i) approximately $1.3 million in cash, subject to adjustments, (ii) $875,000 in cash which was placed in escrow pending final disposition of title to certain real property and (iii) certain additional consideration in an amount not to exceed (pound)250,000 (approximately $410,000) based on 1997 operating results.
         Supercraft's net revenues for 1996 were approximately $5.7 million.

         The unaudited consolidated results of operations of the Company on a pro forma basis (excluding restructuring costs) as if the Company had consummated the acquisitions of NIK, DTC, Supercraft, DSL and Gorandel on January 1, 1996 are as follows:

Six Months Ended June 28, 1997
                                              June 28, 1997      June 30, 1996
                                           -----------------------------------
Revenues                                         $35,740            $34,544
Net income                                       $ 2,072            $ 1,715
Net income per share                             $  0.16            $  0.17
Weighted average shares                           12,991             10,009

         ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)
         (CONTINUED)


         4.       SUBSEQUENT EVENTS

         On July 25, 1997, the Company issued 4,000,000 new shares of Common Stock at $10.125 per share through a public offering (the "Public Offering") underwritten by Dillon, Read & Co. Inc., Equitable Securities Corporation and Stephens Inc. After subtracting underwriting discounts and commissions, the Company realized net proceeds of $38,070,000, portions of which the Company has used to repay all of the outstanding indebtedness on its credit facility (the "Credit Facility") with Barnett Bank, N.A. ("Barnett Bank"). As a result, the Company presently has cash balances of approximately $19 million and a zero balance outstanding on its Credit Facility.

         ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  The following is a discussion of the Company's results of operations and analysis of financial condition for the three and six months ended June 28, 1997. The results of operations for the business combinations accounted for as purchase transactions are included since their effective acquisition dates: as of June 9, 1997 for GTL, as of April 7, 1997 for Supercraft, as of September 30, 1996 for Defense Technology Corporation of America ("DTC"), and July 1, 1996 for the NIK Public Safety Product Line. The results of operations for the Company have been restated to give effect to the DSL Transaction, accounted for as a pooling of interests, since DSL's inception on June 3, 1996.

                  PRODUCT AND SERVICE BUSINESSES. Historically, the Company was primarily a manufacturer and distributor of security products. Cost of goods sold for the Company historically consisted of the cost of raw materials and overhead allocated to manufacturing operations. Operating expenses for the Company historically consisted of sales and marketing expenses and corporate overhead at the Company's headquarters in Jacksonville.

                  As a result of the DSL Transaction, a significant portion of the Company's business now involves the provision of security services. Cost of goods sold for DSL consists principally of labor and related costs, including local overhead at DSL's various security sites. Operating expenses for DSL consists primarily of corporate overhead at DSL's headquarters in London and Jacksonville.

                  Due to the differences between manufacturing and service operations, the Company's supplemental gross margins are not comparable with gross margins reported in historical periods.

                  FRESH-START REPORTING. The Company emerged from Chapter 11 bankruptcy reorganization on September 20, 1993. In connection with the confirmation of its Plan of Reorganization, the Company adopted "fresh-start reporting" in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Accordingly, since September 20, 1993, the Company's financial statements have been prepared as if it were a new reporting entity.

                  REVENUE RECOGNITION. The Company records product revenues at gross amounts to be received, including amounts to be paid to agents as commissions, at the time the product is shipped to the distributor. Although product returns are permitted within 30 days from the date of purchase, these returns are minimal and usually consist of minor modifications to the ordered product. The Company records service revenue as the service is provided on a contract by contract basis.

                  FOREIGN CURRENCY TRANSLATION. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange at year-end and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment which represents the effect of translating assets and liabilities of the Company's foreign operations was a loss of approximately $110,000 as of June 28, 1997 and $229,000 for fiscal 1996.

                  IMPACT OF ACQUISITIONS. The results of operations for the three and six months ended June 28, 1997, reflect the results of operations of the Company combined with DSL. Additionally the results of

         ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS
         (CONTINUED)


         operations for GTL, Supercraft, DTC and the NIK Public Safety Product Line are reflected since their respective acquisition dates of June 9, 1997, April 7, 1997, September 30, 1997 and July 1, 1996.
         Accordingly, period-to-period comparisons should be considered in the context of the timing of the transactions.

         RESULTS OF OPERATIONS

         SIX MONTHS ENDED JUNE 28, 1997 COMPARED TO SIX MONTHS ENDED
         JUNE 30, 1996

                  Revenues - products. Products revenues increased $7.3 million, or 106%, to $14.2 million for the six months ended June 28, 1997 from $6.9 million for the six months ended June 30, 1996. This increase in sales resulted primarily from $6.5 million in sales generated from the DTC and NIK Public Safety, Inc. ("NIK") operations in the six months ended June 28, 1997, as well as sales generated by Supercraft from the date of acquisition, April 7, 1997, until June 28, 1997.

                  Revenues - services. Services revenues were $18.6 million in the six months ended June 28, 1997. There were no such revenues in the six months ended June 30, 1996.

                  Cost of sales. Cost of sales increased $19.3 million, or 442%, to $23.7 million in the six months ended June 28, 1997 from $4.4 million in the six months ended June 30, 1996. The majority of the increase is due to the recent combination with DSL which had $15.3 million in direct operating costs associated with DSL revenues in the six months ended June 28, 1997. The remaining $4.0 million increase in cost of sales is attributed to the increased manufacturing costs of the products business (associated with a 106% increase in revenues). As a percentage of total revenues, cost of sales increased to 72.2% in the six months ended June 28, 1997 from 63.6% in the six months ended June 30, 1996, reflecting the higher cost of sales associated with the security services business.

                  Operating expenses. Operating expenses increased $3.8 million to $5.8 million (17.8% of total revenues) in the six months ended June 28, 1997 from $2.0 million (29% of sales) during the six months ended June 30, 1996. The increase in the actual dollar amount of operating expenses between the periods was due to approximately $1.9 million related to the overhead costs associated with DSL, approximately $1.0 million of corporate overhead costs for the development of the infrastructure of the Company as a holding company, approximately $588,000 related to the additional revenues generated by DTC and NIK, and approximately $360,000 in costs associated with the increase in revenues.

                  Depreciation and amortization. Depreciation and amortization expense increased to $484,000 in the six months ended June 28, 1997 from $33,000 in the six months ended June 30, 1996. Of the $451,000 increase, approximately $362,000 was due to amortization of intangibles acquired during the second half of 1996 and the remainder is primarily due to existing depreciation and amortization of acquired goodwill in the DSL Transaction.

                  Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries amounted to approximately $564,000 in the six months ended June 28, 1997, compared to no such income in the six months ended June 30, 1996. The equity relates to DSL's original 50% investment in GTL until June 9, 1997 at which point the 100% investment was consolidated into the Company's

         ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS
         (CONTINUED)


         results, as well as a 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS"), a joint venture company.

                  Operating income before non-recurring charges. Operating income before non-recurring charges increased $2.9 million, or 624%, to $3.4 million in the six months ended June 28, 1997 from $465,000 in the six months ended June 30, 1996. This increase was due primarily to the acquired businesses of DSL, Supercraft, DTC and NIK.

                  Interest expense, net. Interest expense, net increased $308,000, or 299%, to $411,000 for the six months ended June 28, 1997 from $103,000 for the six months ended June 30, 1996. The increase in interest expense is primarily due to borrowings of approximately $15.4 million in April 1997 under the Company's Credit Facility with Barnett Bank in connection with the DSL Transaction to acquire DSL's preference shares and to repay DSL's outstanding loan balance with N.M. Rothschild & Sons Limited (the "Rothschild Loan") at the time of combination. Additional draws were made on the Credit Facility so that a balance of $18.6 million was repaid with proceeds realized from the Public Offering. In addition, interest expense of $149,000 related to the Rothschild Loan was incurred in the six months ended June 28, 1997.

                  Merger, integration and other non-recurring charges. Fees and expenses associated with completing the DSL Transaction (approximately $1.0 million) have been expensed. These expenses, in combination with certain other charges relating to the financial and administrative restructuring and consolidation of DSL into the Company, totaled approximately $2.5 million, or $0.13 per share, and represent a one-time charge.

                  Income taxes. Income taxes totaled $417,000 in the six months ended June 28, 1997, as compared to $147,000 in the six months ended June 30, 1996. The provision was based on the Company's U.S. federal and state statutory rates of approximately 39% for its U.S.-based companies and a 38% blended effective tax rate for foreign operations of the Company, and was significantly increased by certain non-recurring charges which are not tax deductible.

                  Dividends on preference shares. During the six months ended June 28, 1997, DSL incurred $143,000 in preference share dividends. These dividends were paid out of after tax earnings. The shares underlying the dividends were acquired by the Company on April 16, 1997 in the DSL Transaction.

                  Net income. Net income decreased $363,000, or 169%, to a loss of $148,000 in the six months ended June 28,1997 from income of $215,000 for the six months ended June 30, 1996. As noted previously, the decrease is due to the non-recurring charge incurred by the Company in the six months ended June 28, 1997.

         THREE MONTHS ENDED JUNE 28, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

                  Revenues - products. Products revenues increased $4.2 million, or 115%, to $7.8 million for the three months ended June 28, 1997 from $3.6 million for the three months ended June 30, 1996. This increase in sales resulted primarily from $4.0 million in sales generated from the DTC, NIK and Supercraft operations in the three months ended June 28, 1997.

         ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS
         (CONTINUED)


                  Revenues - services. Services revenues were $10.3 million in three months ended June 28, 1997. There were no such revenues in the three months ended June 30, 1996.

                  Cost of sales. Cost of sales increased $11.0 million, or 486%, to $13.2 million in the three months ended June 28, 1997 from $2.3 million in the three months ended June 30, 1996. The majority of the increase is due to the DSL Transaction which had $8.6 million in direct operating costs associated with DSL revenues in the three months ended June 28, 1997. The remaining $2.4 million increase in cost of sales is attributed to the increased manufacturing costs of the products business (associated with a 115% increase in revenues). As a percentage of total revenues, cost of sales increased to 73.2% in the three months ended June 28, 1997 from 62.8% in the three months ended June 30, 1996, reflecting the higher cost of sales associated with the security services business.

                  Operating expenses. Operating expenses increased $1.8 million to $2.8 million (16% of total revenues) in the three months ended June 28, 1997 from $1.0 million (29% of sales) during the three months June 30, 1996. The increase in the actual dollar amount of operating expenses between the periods was due to approximately $765,000 related to the overhead costs associated with DSL, approximately $588,000 related to the additional revenues generated by DTC and NIK, and approximately $400,000 of additional costs related to commissions on increased sales and corporate overhead costs for the development of the infrastructure of the Company as a holding company. The decrease in operating expenses as a percentage of total revenues reflects the inclusion of the security services operations in the three months ended June 28, 1997.

                  Depreciation and amortization. Depreciation and amortization expense increased to $259,000 in the three months ended June 28, 1997 from $18,000 in the three months ended June 30, 1996. Of the $241,000 increase, approximately $181,000 was due to amortization of intangibles acquired during the second half of 1996 and the remainder is primarily due to existing depreciation and amortization of acquired goodwill in the DSL Transaction.

                  Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries amounted to approximately $291,000 in the three months ended June 28, 1997, compared to no such income in the three months ended June 30, 1996. The equity relates to DSL's original 50% investment in GTL until June 9, 1997 at which point the 100% investment was consolidated into the Company's results, as well as a 20% investment in JSGS.

                  Operating income before non-recurring charges. Operating income before non-recurring charges increased $1.8 million, or 645%, to $2.1 million in the three months ended June 28, 1997 from $276,000 in the three months ended June 30, 1996. This increase was due primarily to the acquired businesses of DSL, Supercraft, DTC and NIK.

                  Interest expense, net. Interest expense, net increased $312,000, or 1,040%, to $342,000 in the three months ended June 28, 1997 from $30,000 for the three months ended June 30, 1996. The Company incurred approximately $298,000 in interest expense during the three months ended June 28, 1997 related to the $15.4 million borrowing under its Credit Facility with Barnett Bank to acquire DSL's preference shares and to repay DSL's outstanding balance on the Rothschild Loan at the time of combination. In addition, interest expense of $40,000 related to the Rothschild Loan was incurred in the three months ended June 28, 1997.

         ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS
         (CONTINUED)


                  Merger, integration and other non-recurring charges. Fees and expenses associated with completing the transaction (approximately $1.0 million) have been expensed. These expenses in combination with certain other charges relating to the financial and administrative restructuring and consolidation of DSL into the Company totaled approximately $2.5 million, or $0.13 per share, and represent a one-time charge.

                  Income taxes. Income taxes totaled a benefit of $132,000 in the three months ended June 28, 1997, as compared to $102,000 expense in the three months ended June 30, 1996. The benefit and provision are based on the Company's U.S. federal and state statutory rates of approximately 39% for its U.S.-based companies and a 38% blended effective tax rate for foreign operations of the Company, and was significantly increased by certain non-recurring charges which are not tax deductible.

                  Net income. Net income decreased $840,000, or 583%, to a loss of $696,000 in the three months ended June 28,1997 from $144,000 for the three months ended June 30, 1996. As noted previously, the decrease is due to the non-recurring charge incurred by the Company in the three months ended June 28, 1997.


         LIQUIDITY AND CAPITAL RESOURCES

                  Prior to April 30, 1996, the Company's principal source of working capital was its credit facility with LaSalle Business Credit, Inc. ("LaSalle"). On April 30, 1996, the Company sold $11.5 million principal amount of its 5% Convertible Subordinated Notes ("the Convertible Notes") and used a portion of the proceeds thereof to repay all amounts outstanding under the LaSalle credit facility. Thereafter, the Company terminated the LaSalle credit facility. In December 1996, the holders of all of the Convertible Notes converted their Convertible Notes into an aggregate of 2,300,000 shares of Common Stock.

                  On November 14, 1996, the Company entered into the Credit Facility with Barnett Bank for a revolving credit facility of up to $10 million for working capital purposes. The Credit Facility was amended as of March 26, 1997 to increase the revolving line of credit to $20 million. As of August 11, 1997, the Company had no indebtedness to Barnett Bank. As of July 24, 1997 each of the Company's U.S. subsidiaries (the "U.S. Subsidiaries"), other than American Body Armor & Equipment, Inc. ("ABA"), is a guarantor of the Company's obligations under the Credit Facility. The Credit Facility is secured by a security interest in, among other things, inventory, accounts receivable, equipment and general intangibles of the Company and each of the U.S. Subsidiaries. In addition, as further collateral for the Credit Facility (i) the Company entered into a Pledge Agreement with Barnett Bank pursuant to which the Company pledged as further collateral for the Credit Facility, all of the issued and outstanding capital stock of each of the U.S. Subsidiaries, other than ABA and (ii) NIK and DTC entered into a Collateral Assignment with Barnett Bank (the "Collateral Assignment") pursuant to which they each granted a security interest in the trademarks, patents and other intellectual property owned by each entity. The Company agreed to cause any newly formed or acquired subsidiaries to guarantee the Company's obligations under the Credit Facility.

         ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS
         (CONTINUED)


                  As of December 28, 1996, the Company had working capital of $14.3 million, which reflects the net proceeds of $8.6 million (after paying down the LaSalle credit facility to a zero balance) from the issuance of the Convertible Notes as well as positive cash flow from operations. As of June 28, 1997, the Company had working capital of $11.6 million.

                  On July 30, 1997 the Company completed a public offering underwritten by Dillon, Read & Co. Inc., Equitable Securities Corporation and Stephens Inc. of 4,000,000 shares of its Common Stock at an offering price of $10.125 per share. After subtracting underwriting discounts and commissions, the Company realized net proceeds of $38,070,000, of which approximately $18.6 million was used to reduce the Company's outstanding balance on the Credit Facility to a zero balance. The remaining net proceeds were placed in short term investments.

                  The Company anticipates that cash generated from the Public Offering, operations, and borrowings under the Credit Facility will enable the Company to meet its liquidity, working capital requirements and capital expenditure requirements during the next 12 months. The Company, however, may require additional financing to pursue its strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company or on a basis that is not dilutive to stockholders.

                  The Company anticipates spending approximately $4.0 million in connection with its capital expenditure plan for fiscal 1997. Such expenditures include, among other things, construction and other costs related to the Company's new office and manufacturing facility at the Jacksonville International Tradeport as well as upgrading the Company's management information systems.

                          PART II - OTHER INFORMATION


         ITEM 1.  LEGAL PROCEEDINGS


         In November 1989, the Federal Trade Commission (the "FTC") conducted an investigation into the accuracy of the Company's claims that body armor it sold between 1988 and 1990 complied with testing and certification procedures promulgated by the National Institute of Justice. On November 2, 1994, the Company entered into a consent order voluntarily settling the FTC's charges that the Company engaged in false advertising. Under the consent order, the Company admitted no violations of law but agreed to establish a body armor replacement program under which persons who had purchased body armor between 1988 and 1990 would be identified and offered the chance to buy new replacement body armor at a reduced price. The consent order sets forth many detailed requirements governing the conduct of the replacement program, the retention of records and the avoidance of false or misleading advertising. Failure to comply with the requirements could make the Company liable for civil penalties. On January 4, 1995, the Company filed with the FTC a comprehensive compliance report detailing the manner in which it was performing the obligations imposed upon it by the consent order. In February 1997, the FTC asked for additional information which the Company believes will be the FTC's final request for information before closing the case.

         On January 30, 1997, the Company commenced an action in the Supreme Court of the State of New York, New York County, against XM Corporation, f/k/a Defense Technology Corporation of America, a Wyoming corporation ("DTCoA"), the sole stockholder of DTCoA and the President and Chief Executive Officer of DTCoA (collectively, the "Defendants") claiming that the Defendants breached their agreements relating to the sale of substantially all of the assets of DTCoA (the "DTCoA Assets") to the Company. The relief sought by the Company includes monetary damages of approximately $515,000 , plus accruals, and punitive damages. On April 3, 1997, the Defendants filed with the court an answer and counter claims to the Company's affirmative defenses. Defendants have counterclaimed for, among other things, breach of the terms of the asset purchase agreement and the authorized distributor agreement entered into in connection with the Company's acquisition of the DTCoA Assets. The Company believes that the counterclaims asserted against it are without merit, and intends to vigorously defend such counterclaims.

         The Company and DTC, among other parties, have been named as defendants in a product liability lawsuit claiming damages for wrongful death resulting from the use by law enforcement officers of less-than-lethal products sold by DTCoA. The Company's insurance carrier has assumed the defense of this lawsuit, and the Company does not believe at this time that the outcome of this lawsuit will have a material adverse effect on the Company.

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

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         The Company held its Annual Meeting of Stockholders on June 12, 1997. Of the 11,641,362 shares of Common Stock entitled to vote at the meeting, 7,230,407 shares of Common Stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 62% of the Company's outstanding shares of Common Stock.

         At the meeting, the Company's Stockholders approved: (i) the election of Warren B. Kanders, Jonathan M. Spiller, Burtt R. Ehrlich, Nicholas Sokolow, Thomas W. Strauss, Richard C. Bartlett and Alair A. Townsend to the Company's Board of Directors ("Proposal 1") (ii) the establishment by the Company of a holding company structure, pursuant to which the Company owns, either directly or indirectly, the capital stock of its subsidiary corporations, through which all the operations of the Company are conducted ("Proposal 2"); (iii) an amendment to the Company's 1996 Non-Employee Directors Stock Option Plan to, among other things, increase by 150,000 shares the total number of shares of the Company's Common Stock that may be awarded under such plan ("Proposal 3"); (iv) an amendment to the Company's 1996 Stock Option Plan to, among other things, increase by 250,000 shares the number of shares of Common Stock that may be awarded under such plan and to adopt a schedule to such plan to permit the granting of options to employees of the Company's United Kingdom subsidiaries ("Proposal 4"); and (v) the appointment of Deloitte & Touche LLP, Certified Public Accountants, to audit the books and financial records of the Company for the 1997 fiscal year ("Proposal 5"). Proposals 1, 2, 3, 4 and 5 were approved by the Company's stockholders as follows:

                                     Votes For        Votes Against      Votes Abstaining      Votes Withheld
                                     ---------        -------------      ----------------      --------------
         Proposal 1:
           Warren B. Kanders          7,227,934                                                    2,473
           Jonathan M. Spiller        7,208,434                                                    1,973
           Burtt R. Ehrlich           7,208,434                                                    1,973
           Nicholas Sokolow           7,208,334                                                    2,073
           Thomas W. Strauss          7,208,434                                                    1,973
           Richard C. Bartlett        7,208,268                                                    2,139
           Alair A. Townsend          7,208,434                                                    1,973
         Proposal 2:                  7,221,251            5,576            3,580
         Proposal 3:                  7,103,639          123,055            3,713
         Proposal 4:                  7,154,025           73,146            3,236
         Proposal 5:                  7,226,835            2,991              581


         ITEM 5.  OTHER INFORMATION

         On July 25, 1997, the Company issued 4,000,000 new shares of Common Stock at $10.125 per share through a public offering underwritten by Dillon, Read & Co., Equitable Securities Corporation and
         Stephens Inc. After subtracting underwriting discounts and commissions, the Company realized net proceeds of $38,070,000, portions of which the Company has used to repay all of the outstanding indebtedness on its credit facility (the "Credit Facility") with Barnett Bank, N.A. ("Barnett Bank"). As a result, the Company presently has cash balances of approximately $19 million and a zero balance outstanding on its Credit Facility.

         ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K

         a.       Exhibits
                  The following Exhibits are hereby filed as part of this Quarterly Report on Form 10-Q:

         EXHIBIT DESCRIPTION


         11.1 *   Statement re: computations of earnings per share

         27.1 *   Financial Data Schedule

         *        Filed herewith

         b. The Company filed a report on Form 8-K on April 22, 1997 in connection with the Company's acquisition of all of the outstanding share capital of Supercraft, the DSL Transaction and the restructuring of the Credit Facility with Barnett Bank.

                  The Company filed a report on Form 8-K/A-1 on June 23, 1997 amending the Form 8-K it filed on April 22, 1997.

                  The Company filed a report on Form 8-K on June 24, 1997 in connection with the Company's acquisition of the outstanding share capital of Gorandel Trading Limited not already owned by DSL.

                  The Company filed a report on Form 8-K/A-1 on August 12, 1997 amending the Form 8-K it filed on June 24, 1997.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ARMOR HOLDINGS, INC.



                                        /s/ Robert R. Schiller
                                        ---------------------------------------
                                        Robert R. Schiller
                                        Vice President - Corporate Development
                                        Dated          August 12, 1997
                                             ----------------------------------



                                        /s/ Carol T. Burke
                                        ---------------------------------------
                                        Carol T. Burke
                                        Vice President - Finance and Secretary
                                        Dated          August 12, 1997
                                             ----------------------------------

                                   EXHIBIT INDEX
                                   -------------

The following exhibits are filed herewith:

EXHIBIT        DESCRIPTION
-------        -----------

11.1           Statement re: Computations of earnings per share

27.1           Financial Data Schedule