Form 10-Q
period 1997-09-27
ARMOR HOLDINGS INC
filed 1997-11-12
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997 or
| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______

Commission file number  0-18863
                        -------

                                ARMOR HOLDINGS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                            59-3392443
---------------------------                       --------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
     or organization)                                Identification No.)

    13386 International Parkway, Jacksonville, Florida        32218
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 16,023,740 shares of common stock, par value $.01 per share, outstanding as of November 10, 1997.

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
----------------------------------------------------------------------------

The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. (the "Company") and its direct and indirect wholly owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all intercompany items and transactions) which management considers necessary for a fair presentation of operating results as of September 27, 1997 and for the three and nine month periods ended September 27, 1997 and September 28, 1996.

These condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 28, 1996, as amended.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET



                                                                                          SEPTEMBER 27,          DECEMBER 28,
                                                                                               1997                  1996
                                                                                          --------------         ------------
                                                                                           (UNAUDITED)                 *
                                                                                                     (IN THOUSANDS)
ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                                                                    $    21,239          $      8,045
  Accounts receivable (net of allowance for doubtful accounts of $1,006 and
   $458)                                                                                            18,484                10,309
  Inventories                                                                                        6,068                 4,161
  Prepaid expenses and other current assets                                                          3,172                 3,139
                                                                                           ---------------          -------------
    Total current assets                                                                            48,963                25,654

PROPERTY, PLANT AND EQUIPMENT, net                                                                   9,758                 4,932

REORGANIZATION VALUE IN EXCESS OF AMOUNTS
  ALLOCABLE TO IDENTIFIABLE ASSETS (net of accumulated
  amortization of $744 and $651)                                                                     3,331                 3,424

PATENTS AND TRADEMARKS (net of accumulated amortization of
  $327 and $108)                                                                                     3,977                 4,196

GOODWILL (net of accumulated amortization of $491 and $167)                                         13,877                 9,784


INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES                                                              265                 1,268

OTHER ASSETS                                                                                           216                   272
                                                                                            --------------           ------------

TOTAL ASSETS                                                                                    $   80,387          $     49,530
                                                                                            ==============           ===========




                 * Condensed from audited financial statements.
           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(CONTINUED)



                                                                                          SEPTEMBER 27,          DECEMBER 28,
                                                                                               1997                  1996
                                                                                          -----------------------------------
                                                                                           (UNAUDITED)                 *
                                                                                                     (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt and capitalized lease obligations                      $           397      $        2,423
  Accounts payable, accrued expenses and other current liabilities                                  17,251               8,941
                                                                                            --------------     ---------------
    Total current liabilities                                                                       17,648              11,364


MINORITY INTEREST                                                                                       41                  31
LONG TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS,
   less current portion                                                                                 26               5,780
                                                                                             -------------      --------------
    Total liabilities                                                                               17,715              17,175

PREFERENCE SHARES                                                                                        -               7,480

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized; 0 shares issued and outstanding
  Common stock, $.01 par value, 50,000,000 shares
   authorized; 16,023,740 and 10,417,015 respectively,
   issued and outstanding                                                                              160                 117
  Additional paid-in capital                                                                        61,352              23,322
  Foreign currency translation adjustment                                                            (659)                (229)
  Retained earnings                                                                                  3,348               1,665
  Treasury stock, 186,023 shares                                                                   (1,529)                   -
                                                                                             -------------        ------------
    Total stockholders' equity                                                                      62,672              24,875
                                                                                             -------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $    80,387        $     49,530
                                                                                             =============        ============


                 * Condensed from audited financial statements.
           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)



                                                             THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                     SEPTEMBER 27,        SEPTEMBER 28,        SEPTEMBER 27,          SEPTEMBER 28,
                                                          1997                 1996                 1997                  1996
                                                     -------------        -------------        -------------          ------------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Products                                            $    7,780            $   4,452            $  21,951               $  11,315
  Services                                                14,344                5,263               32,988                   5,263
                                                     -----------           ----------            ---------            ------------
TOTAL REVENUES                                            22,124                9,715               54,939                  16,578


COST AND EXPENSES:
  Cost of sales                                           16,328                7,038               40,013                  11,406
  Operating expenses                                       3,088                1,895                9,030                   3,900
  Depreciation and amortization                              223                   76                  610                     101
  Equity in earnings of unconsolidated
    subsidiary                                               (58)                (188)                (622)                   (188)

  Merger, integration and other non-recurring
    charges                                                    -                    -                2,542                       -

  Interest (income) expense, net                             (20)                  135                  392                     238
                                                      -----------           ----------            ---------            ------------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                                         2,563                   759                2,974                   1,121

PROVISION FOR INCOME TAXES                                   945                   320                1,362                     467
  Dividends on preference shares                               -                     -                  143                      92
                                                      -----------           ----------             ---------            -----------

NET INCOME                                                 1,618                   439                1,469                     562
                                                      ==========            ==========             =========            ===========

NET INCOME PER COMMON SHARE AND COMMON
 EQUIVALENT SHARE                                     $      .10            $      .05              $    .11             $      .07
                                                      ==========            ==========             =========            ===========
WEIGHTED AVERAGE COMMON
  SHARES AND COMMON
  EQUIVALENT SHARES                                       15,940                 8,607                13,837                  7,929
                                                      ==========            ==========             =========            ===========


           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                                 NINE MONTHS ENDED
                                                                                       SEPTEMBER 27,         SEPTEMBER 28,
                                                                                           1997                     1996
                                                                                    --------------------     --------------------
                                                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income                                                                                  $   1,469                  $   562
  Adjustments to reconcile net (loss) income to cash (used
    in) provided by operating activities:
    Depreciation and amortization                                                                 1,590                      355
    Foreign currency translation                                                                   (430)                     (81)
    Earnings from unconsolidated subsidiaries                                                      (622)                    (187)
    Equity in earnings of minority owned subsidiaries                                                 -                        8
    Deferred income taxes                                                                             -                       84
    Increase in accounts receivable                                                              (8,175)                  (1,900)
    Increase in inventories                                                                      (1,907)                    (384)
    Decrease (increase) in prepaid expenses and other assets                                         23                   (1,023)
    Increase in accounts payable, accrued liabilities and other
      current liabilities                                                                         8,310                    1,873
    Increase (decease) in minority interest                                                         10                        -
                                                                                     ------------------      -------------------
  Net cash provided (used in) by operating activities                                               268                     (845)

INVESTING ACTIVITIES:
  Capital  expenditures                                                                          (4,325)                    (554)
  Dividends received from associated companies                                                    1,625                      442
  Purchase of businesses net of cash acquired                                                    (5,891)                       -
                                                                                     ------------------      --------------------
  Net cash used in investing activities                                                          (5,444)                    (112)


FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock                                                     36,556                    1,466
  Exercise of stock grants and options                                                              202                       96
  Preferred stock dividends                                                                           -                      (22)
  Repurchase of preference shares                                                                (7,531                        -
  Net repayments under line of credit                                                                                     (2,051)
  Net repayments of long-term debt                                                               (7,780)                     (30)
  Net proceeds from issuance of 5% convertible subordinated notes                                     -                   10,528
                                                                                     ------------------       -------------------
  Net cash provided by financing activities                                                      21,447                    9,987


INCREASE IN CASH AND CASH EQUIVALENTS                                                                                      9,030
                                                                                                 13,194

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    8,045                      273
                                                                                      -----------------        -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $  21,239                   $9,303
                                                                                      =================        =================

           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION
   ---------------------

The condensed consolidated financial statements include the accounts of Armor Holdings, Inc. (the "Company") and its direct and indirect wholly-owned subsidiaries. The financial statements have been prepared in accordance with the instructions to Form 10-Q. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of operating results, have been included in the statements.

The financial statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 28, 1996, as amended.

2. ADOPTION OF NEW ACCOUNTING STANDARDS
   ------------------------------------

SFAS No. 128
------------

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings per Share which will require the Company to disclose Basic and Diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The Company will adopt SFAS 128 for the fiscal year ended 1997. Had the Company adopted SFAS 128 for the periods presented, basic earnings per share would have been $.11 and $.06 for the three month periods, and $.11 and $.08 for the nine month periods ended September 27, 1997 and September 28, 1996 respectively.

SFAS No. 131
------------

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131 Disclosures about Segments of an Enterprise and Related Information which requires that a public company report a measure of segment profit and loss, certain specific revenue and expense items and segment assets. The SFAS 131 also requires the Company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between measurements used in reporting segment information and those used in the Company's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The Company will adopt SFAS 131 for the fiscal year ended 1997.

3. SIGNIFICANT DEVELOPMENTS
   ------------------------
Conversion to a Holding Company Structure - On June 12, 1997, at the annual meeting of stockholders, the stockholders of the Company approved the creation of a holding company structure for all of the Company's operations. As of June 16, 1997, the Company transferred all of the operating assets and

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


liabilities relating to its American Body Armor(TM) business to a subsidiary and the Company became a holding company. As a result, the Company owns directly or indirectly the outstanding capital stock of its subsidiary corporations and no longer conducts any manufacturing operations directly.

Gorandel Trading Limited - On June 9, 1997, the Company acquired the remaining 50% of Gorandel Trading Limited ("GTL"). DSL Group Limited ("DSL"), an indirect wholly-owned subsidiary of the Company, previously owned the other 50%. GTL provides specialized security services throughout Russia and Central Asia. The aggregate purchase price of the transaction was approximately $2.4 million, consisting of $570,000 in cash paid at closing, $600,000 in cash to be paid upon the satisfaction of certain conditions, and 115,176 shares of the Company's common stock, $.01 par value per share (the "Common Stock") valued at the time at $1.2 million. As part of this transaction, the Company agreed to make a loan of $200,000 to a former stockholder of GTL, subject to certain conditions. GTL's net revenues for 1996 were approximately $6.4 million.

DSL Group Limited - On April 16, 1997, the Company combined with DSL Group Limited in a transaction accounted for as a pooling of interests (the "DSL Transaction"). DSL is a leading provider of specialized security services in high risk and volatile environments. DSL was formed on June 3, 1996 for the purpose of acquiring DSL Holdings Limited ("DSL Holdings"), its predecessor corporation, whose assets included an indirect 50% interest in GTL. DSL's acquisition of DSL Holdings was completed on July 31, 1996. In connection with the DSL Transaction, the Company issued 1,274,217 shares of Common Stock valued at the time at $10.9 million for all of the outstanding ordinary share capital of DSL and paid $7.5 million in cash for all of the outstanding preference shares and accrued dividends. The Company also assumed and subsequently repaid $6.9 million, plus interest, of DSL's outstanding credit facility. In connection with the DSL Transaction, the Company recorded a non-recurring charge to earnings in second quarter 1997 of approximately $2.5 million. This charge consisted of transaction costs, principally professional fees of approximately $1.1 million, and restructuring costs of approximately
$1.4 million incurred to consolidate the administrative and accounting functions of DSL with those of the Company at its headquarters in Jacksonville, Florida. The historical combined net revenues of DSL and its predecessor for 1996 were approximately $31.1 million.

A reconciliation of revenues, net income and net income per share of the Company as previously reported and combined is as follows (in 000's, except per share amounts):


     Three Months Ended September 28, 1996       As previously
                                                    reported               DSL         Combined
                                                -------------------------------------------------
     Revenues                                      $    4,452        $   5,263        $   9,715
     Net income                                    $      331        $     108        $     439
     Net income per share                          $      .03        $     .02        $     .05
     Weighted average shares                            7,758              849            8,607


ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)



           Nine Months Ended September 28, 1996                       As previously
                                                                        reported               DSL           Combined
                                                                      -------------       ------------     ------------
           Revenues                                                    $  11,315          $   5,263          $  16,578
           Net income                                                  $     454          $     108          $     562
           Net income per share                                        $     .06          $     .01          $     .07
           Weighted average shares                                         7,646                283              7,929


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

The unaudited consolidated results of operations of the Company on a pro forma basis (excluding restructuring costs) as if the Company had consummated its acquisition of certain assets of the NIK Public Safety Product Line (the "NIK Assets"), substantially all of the assets of Defense Technology Corporation of America, a Wyoming corporation (the "DTCoA Assets"), Supercraft and GTL on January 1, 1996, are as follows (in 000's, except per share amounts):

           Nine Months Ended
                                    September 27, 1997     September 28, 1996
                                    ------------------     ------------------
           Revenues                      $  57,864              $  44,259
           Net income                    $   3,689              $   2,062
           Net income per share          $     .27              $     .21
           Weighted average shares          13,906                  9,975


PUBLIC OFFERING OF COMMON STOCK
--------------------------------

On July 25, 1997, the Company issued 4,000,000 new shares of Common Stock at $10.125 per share through a public offering underwritten by Dillon, Read & Co. Inc., Equitable Securities Corporation and Stephens Inc. (the "Public Offering"). After subtracting underwriting discounts and commissions, the Company realized net proceeds of $38,070,000, portions of which the Company used to repay all of the outstanding indebtedness on its credit facility (the "Credit Facility") with Barnett Bank, N.A. ("Barnett Bank"). As a result, the Company presently has cash balances of approximately $21 million and a zero balance outstanding on its Credit Facility.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        ---------------------------------------------------------------
         The following is a discussion of the Company's results of operations and analysis of financial condition for the three and nine months ended September 27, 1997. The results of operations for the business combinations accounted for as purchase transactions are included since their effective acquisition dates: as of June 9, 1997 for GTL; as of April 7, 1997 for Supercraft; as of September 30, 1996 for the DTCoA Assets; and July 1, 1996 for the NIK Assets. The results of operations for the Company have been restated to give effect to the DSL Transaction, accounted for as a pooling of interests, since DSL's inception on June 3, 1996.

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

         As a result of the DSL Transaction, a significant portion of the Company's business now involves the provision of security services. Cost of goods sold for DSL consists principally of labor and related costs, at DSL's various security sites. Operating expenses for DSL consist primarily of corporate overhead at DSL's headquarters in London, Jacksonville and overhead at DSL's various security sites.

         Due to the DSL Transaction and other acquisitions in the services sector, the Company's gross margins are not comparable with gross margins reported in historical periods.

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

         Foreign Currency Translation. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange as of the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment which represents the effect of translating assets and liabilities of the Company's foreign operations was a loss of approximately $659,000 as of September 27, 1997 and $229,000 for fiscal 1996.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)

         Impact of Acquisitions. The results of operations for the three and nine months ended September 27, 1997, reflect the results of operations of the Company combined with DSL for the entire applicable period. However, the results of operations for the three and nine months ended September 28, 1996, reflect the results of operations of the Company combined with DSL as of August 1, 1996, the date DSL operations began. Additionally the results of operations for GTL, Supercraft, Defense Technology of America, a Delaware corporation ("DTC"), the ultimate acquirer of the DTCoA Assets, and NIK Public Safety, Inc. ("NIK"), the ultimate acquirer of the NIK Assets, are reflected since their respective acquisition dates of June 9, 1997, April 7, 1997, September 30, 1996 and July 1, 1996. Accordingly, period-to-period comparisons should be considered in the context of the timing of the transactions.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 28, 1996
------------------------------------------------------------

         Revenues - products. Products revenues increased $10.6 million, or 94%, to $21.0 million for the nine months ended September 27, 1997 from $11.3 million for the nine months ended September 28, 1996. This increase in sales resulted primarily from $7.3 million increase in sales generated from the DTC and NIK operations in the nine months ended September 27, 1997, as well as sales generated by Supercraft from the date of acquisition, April 7, 1997, until September 27, 1997.

         Revenues - services. Services revenues were $33.0 million in the nine months ended September 27, 1997 compared to $5.3 million in the nine months ended September 28, 1996. The increase is primarily due to only two months of operations being reflected in the 1996 period, as DSL operations have only been included as of August 1, 1996, as stated previously.

         Cost of sales. Cost of sales increased $28.6 million, or 251%, to $40.0 million in the nine months ended September 27, 1997 from $11.4 million in the nine months ended September 28, 1996. The majority of the increase is due to the combination with DSL, which had a $22.4 million impact in direct operating costs associated with DSL revenues in the nine months ended September 27, 1997 compared to the nine months ended September 28 1996. The remaining $6.2 million increase in cost of sales is attributed to the increased manufacturing costs of the products business (associated with a 94% increase in revenues). As a percentage of total revenues, cost of sales increased to 73% in the nine months ended September 27, 1997 from 69% in the nine months ended September 28, 1996, reflecting the higher cost of sales associated with the security services business.

         Operating expenses. Operating expenses increased $5.1 million to $9.0 million (16% of total revenues) in the nine months ended September 27, 1997 from $3.9 million (24% of total revenues) during the nine months ended September 28, 1996. The increase in the actual dollar amount of operating expenses between the periods was due to approximately $2.5 million related to overhead costs associated with DSL, approximately $1.6 million related to additional revenues generated by DTC and NIK and approximately $1.0 million of corporate overhead costs for the development of the infrastructure of the Company as a holding company.

         Depreciation and amortization. Depreciation and amortization expense increased to $610,000 in the nine months ended September 27, 1997 from $101,000 in the nine months ended September 28, 1996.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)

Of the $509,000 increase, approximately $260,000 was due to an increase in the amortization of intangibles acquired during the second half of 1996, and approximately $250,000 was due to an increase in the amortization of acquired goodwill in the DSL Transaction.

         Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries amounted to approximately $622,000 in the nine months ended September 27, 1997, compared to $188,000 in the nine months ended September 28, 1996. The equity relates to DSL's original 50% investment in GTL until June 9, 1997, the date the Company acquired the remaining 50% interest not owned by DSL, at which point the 100% investment was consolidated into the Company's results. The equity also relates to a 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS"), a joint venture company. The 1996 period reflects only two months of operations.

         Operating income before non-recurring charges. Operating income before non-recurring charges increased $4.5 million, or 221%, to $5.9 million in the nine months ended September 27, 1997 from $1.4 million in the nine months ended September 28, 1996. This increase was due primarily to the combination with DSL and the acquisitions of Supercraft, the DTCoA Assets and the NIK Assets.

         Interest expense, net. Interest expense, net increased $154,000, or 65%, to $392,000 for the nine months ended September 27, 1997 from $238,000 for the nine months ended September 28, 1996. The increase in interest expense is primarily due to borrowings of approximately $15.4 million in April 1997 under the Company's Credit Facility in connection with the DSL Transaction, including the acquisition of DSL's outstanding preference shares and the repayment of DSL's outstanding loan balance with N.M. Rothschild & Sons Limited (the "Rothschild Loan") at the time of the combination. Additional draws were subsequently made on the Credit Facility, increasing the Company's balance thereon to $18.6 million, which was repaid with proceeds realized from the Public Offering.

         Merger, integration and other non-recurring charges. Fees and expenses associated with completing the DSL Transaction (approximately $1.1 million) have been expensed. These expenses, in combination with certain other charges relating to the financial and administrative restructuring and consolidation of DSL into the Company, totaled approximately $2.5 million, or $0.13 per share, and represent a one-time charge.

         Income taxes. Income taxes totaled $1.4 million in the nine months ended September 27, 1997, as compared to $467,000 in the nine months ended September 28, 1996. The provision was based on the Company's U.S. federal and state statutory rates of approximately 39% for its U.S.-based companies and a 38% blended effective tax rate for foreign operations of the Company, and was significantly increased by certain non-recurring charges which are not tax deductible.

         Dividends on preference shares. During the nine months ended September 27, 1997, DSL incurred $143,000 in preference share dividends. These dividends were paid out of after tax earnings. These preference shares were acquired by the Company on April 16, 1997 in the DSL Transaction.

         Net income. Net income increased $907,000, or 161%, to $1.5 million in the nine months ended September 28, 1997 from $562,000 for the nine months ended September 28, 1996. As noted previously, the increase is due to the effect of acquisitions made during the period being partially offset by the non-recurring charge incurred by the Company in the nine months ended September 27, 1997.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996
-------------------------------------------------

         Revenues - products. Products revenues increased $3.3 million, or 75%, to $7.8 million for third quarter 1997 from $4.5 million for third quarter 1996. This increase in sales resulted primarily from $3.1 million in sales generated from the DTC and Supercraft operations in third quarter
1997.

         Revenues - services. Services revenues increased $9.1 million, or 173%, to $14.3 million for third quarter 1997 from $5.2 million for third quarter 1996. The increase is due to only two months of operations being reflected in the 1996 period, the consolidation of GTL in the 1997 period and internal growth of this business segment.

         Cost of sales. Cost of sales increased $9.3 million, or 132%, to $16.3 million in third quarter 1997 from $7.0 million in third quarter 1996.
The majority of the increase is due to DSL which had $7.1 million increase in direct operating costs associated with the increase in DSL revenues in third quarter 1997. The remaining $2.2 million increase in cost of sales is attributed to the increased manufacturing costs of the products business (associated with a 75% increase in revenues). As a percentage of total revenues, cost of sales increased to 74% in third quarter 1997 from 72% in third quarter 1996, reflecting the higher cost of sales associated with the security services business.

         Operating expenses. Operating expenses increased $1.2 million to $3.1 million (14% of total revenues) in third quarter 1997 from $1.9 million
(20% of total revenues) during third quarter 1996. The increase in the actual dollar amount of operating expenses between the periods was primarily due to approximately $619,000 related to the increased overhead costs associated with DSL and approximately $527,000 related to the additional revenues generated by DTC. The decrease in operating expenses as a percentage of total revenues reflects the impact of the increased revenues of the security services operations in third quarter 1997.

         Depreciation and amortization. Depreciation and amortization expense increased to $223,000 in third quarter 1997 from $76,000 in third quarter 1996. Of the $147,000 increase, approximately $52,000 was due to amortization of intangibles acquired during the second half of 1996 and the remainder is primarily due to increased amortization of acquired goodwill in the DSL Transaction, as well as amortization of goodwill relating to the acquisitions of Supercraft and GTL.

         Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries amounted to approximately $58,000 in third quarter 1997, compared to $188,000 in third quarter 1996. The equity relates to DSL's original 50% investment in GTL until June 9, 1997, the date the Company acquired the remaining 50% interest not owned by DSL, at which point the 100% investment was consolidated into the Company's results. The equity also relates to a 20% investment in JSGS.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)

         Interest (income) expense, net. Interest (income) expense, net decreased $155,000, or 115%, to $20,000 income in third quarter 1997 from $135,000 expense for third quarter 1996. The Company incurred approximately $134,000 in interest expense during third quarter 1997 related to the $15.4 million borrowing under the Credit Facility to acquire DSL's preference shares and to repay DSL's outstanding balance on the Rothschild Loan at the time of combination. In addition, the Company recognized approximately $184,000 in interest income during third quarter 1997 related to the net proceeds obtained from the Public Offering.

         Income taxes. Income tax totaled $945,00 in third quarter 1997, as compared to $320,000 expense in third quarter 1996. The provision is based on the Company's U.S. federal and state statutory rates of approximately 39% for its U.S.-based companies and a 38% blended effective tax rate for foreign operations of the Company.

         Net income. Net income increased $1.2 million, or 269%, to $1.6 million in third quarter 1997 from $439,000 for third quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

         On November 14, 1996, the Company entered into the Credit Facility with Barnett Bank for a revolving credit facility of up to $10 million for working capital purposes. The Credit Facility was amended as of March 26, 1997 to increase the revolving line of credit to $20 million. As of August 11, 1997, the Company had no indebtedness to Barnett Bank. As of November 11, 1997 each of the Company's U.S. subsidiaries (the "U.S. Subsidiaries"), other than American Body Armor & Equipment, Inc. ("ABA") and U. S. Defense Systems, Inc. ("USDS"), is a guarantor of the Company's obligations under the Credit Facility. The Credit Facility is secured by a security interest in, among other things, inventory, accounts receivable, equipment and general intangibles of the Company and each of the U.S. Subsidiaries. In addition, as further collateral for the Credit Facility (i) the Company entered into a Pledge Agreement with Barnett Bank pursuant to which the Company pledged as further collateral for the Credit Facility, all of the issued and outstanding capital stock of each of the U.S. Subsidiaries, other than ABA and USDS, and (ii) NIK and DTC entered into a Collateral Assignment with Barnett Bank (the "Collateral Assignment") pursuant to which they each granted a security interest in the trademarks, patents and other intellectual property owned by each entity. The Company agreed to cause any newly formed or acquired subsidiaries to guarantee the Company's obligations under the Credit Facility.

         On July 25, 1997 the Company issued 4,000,000 new shares of Common Stock at $10.125 per share through a public offering underwritten by Dillon, Read & Co. Inc., Equitable Securities Corporation and Stephens Inc. After subtracting underwriting discounts and commissions, the Company realized net

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)

proceeds of $38,070,000, of which approximately $18.6 million was used to reduce the Company's outstanding balance on the Credit Facility to a zero balance. The remaining net proceeds were placed in short term investments.

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

         As of December 28, 1996, the Company had working capital of $14.3 million, which reflects the net proceeds of $8.6 million (after paying down the LaSalle credit facility to a zero balance) from the issuance of the Convertible Notes as well as positive cash flow from operations. As of September 27, 1997, the Company had working capital of $31.3 million, which reflects the net proceeds (after paying down the credit facility to a zero balance) of the public offering.

         The Company's spending for its fiscal 1997 capital expenditures will approximate $4.5 million of which the Company has already spent $4.3 million. Such expenditures include, among other things, construction and other costs related to the Company's new office and manufacturing facility at the Jacksonville International Tradeport as well as upgrading the Company's management information systems.


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

On January 30, 1997, the Company commenced an action in the Supreme Court of the State of New York, New York County, against XM Corporation, f/k/a Defense Technology Corporation of America, a Wyoming corporation ("DTCoA"), the sole stockholder of DTCoA and the President and Chief Executive Officer of DTCoA (collectively, the "Defendants") claiming that the Defendants breached their agreements relating to the sale of substantially all of the assets of DTCoA
(the "DTCoA Assets") to the Company. The relief sought by the Company includes monetary damages of approximately $515,000, plus accruals, and punitive damages. On April 3, 1997, the Defendants filed with the court an answer and counterclaims to the Company's affirmative defenses. Defendants have counterclaimed for, among other things, breach of the terms of the asset purchase agreement and the authorized distributor agreement entered into in connection with the Company's acquisition of the DTCoA Assets. The Company believes that the counterclaims asserted against it are without merit, and intends to vigorously defend such counterclaims.

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

ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K
         ------------------------------

a.       Exhibits
         The following Exhibits are hereby filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.       Description
-----------       -----------
10.1              Employment Agreement between J. Lawrence Battle and the Company, dated as of
                  October 29, 1997.

10.2.             Employment Agreement between David W. Watson and the Company, dated as of
                  October 29, 1997.

11.1              Statement re: computation of per share earnings.

27.1              Financial Data Schedule.

        The Company filed a report on Form 8-K/A-1 on August 12, 1997 amending the Form 8-K it filed on June 24, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ARMOR HOLDINGS, INC.


                                         /s/ David W. Watson
                                         ---------------------------------
                                         David W. Watson
                                         Vice President - Chief Financial
                                         Officer and Treasurer
                                         Dated      November 11, 1997
                                               ---------------------------



                                         /s/ Carol T. Burke
                                         ---------------------------------
                                         Carol T. Burke
                                         Vice President - Finance
                                         Dated       November 11, 1997
                                                --------------------------

                                 EXHIBIT INDEX




Exhibit No.                Description
-----------                ------------
10.1                       Employment Agreement between J. Lawrence Battle and the Company, dated as of October 29, 1997.

10.2                       Employment Agreement between David W. Watson and the Company, dated as of October 29, 1997.

11.1                       Statement re: computation of per share earnings.

27.1                       Financial Data Schedule.