Form 10-K
period 1997-12-27
ARMOR HOLDINGS INC
filed 1998-03-30
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                F O R M 1 0 - K
(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended: December 27, 1997

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from ________ to ________

                         Commission File Number 0-18863

                              ARMOR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                          59-3392443
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

        13386 International Parkway
           Jacksonville, Florida                         32218
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (904) 741-5400

Securities registered pursuant to Section 12(b) of the Act:        Name of each exchange on which registered:
Common Stock, par value of $.01 per share                          American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1998 is $127,308,033

The number of shares outstanding of the registrant's Common Stock as of March 25, 1998 is 16,042,259.



             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

                      DOCUMENTS INCORPORATED BY REFERENCE:

                 DOCUMENT                            FORM 10-K PART
                 --------                            --------------
  Proxy Statement for 1998 Annual Meeting                  III

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

                  Armor Holdings, Inc., a Delaware corporation (the "Company") is a leading provider of effective security solutions to the increasing level of security threats encountered by domestic and foreign law enforcement personnel, governmental agencies and multi-national corporations. These solutions include a broad range of high quality branded manufactured products such as ballistic resistant vests and tactical armor, bomb disposal equipment, less-than-lethal munitions and anti-riot products and sophisticated security planning, advisory and management services, including the provision of highly trained, multi-lingual and experienced security personnel in violent and unstable areas of the world.

                  Founded in 1969 as American Body Armor & Equipment, Inc., the Company until recently was primarily a manufacturer of armored products such as ballistic resistant vests and tactical armor. In May 1992, the Company filed for relief under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing was the result of a general decline in the Company's operations, which included significant operating losses in 1989 and 1991, and the inability to collect a $1.5 million receivable related to the shipment of vests to a Middle East customer in April 1991. The Company emerged from bankruptcy protection effective September 20, 1993, upon confirmation by the United States Bankruptcy Court for the Middle District of Florida, Jacksonville Division, of the Company's Third Amended and Restated Plan of Reorganization.

                  On January 18, 1996, the Company underwent a change in control in connection with the purchase by Kanders Florida Holdings, Inc., a Delaware corporation ("Kanders") and certain other investors of all of the capital stock of the Company owned by Clark Schwebel, Inc. and Hexcel Corporation, both suppliers of raw materials to the Company. Since Kanders acquired its interest in the Company, the Company has pursued a strategy of growth through acquisition of businesses and assets within the security industry. Through such acquisitions and the expansion of its existing businesses, the Company seeks to: (i) offer superior customer service through a comprehensive portfolio of security products and services; (ii) capitalize on its growing, diversified, global and institutional client base; (iii) promote brand development through the quality of its manufactured products, superior training and customer service; and (iv) maximize profitability and operational efficiencies. The Company believes that further growth will be generated by the leverage of its distribution network and client base as well as expansion into new areas. See Item 13, "Certain Relationships and Related Transactions."

                  The Company believes that governmental and international agencies and multi-national corporations will continue to face significant threats of violent criminal and hostile activity, terrorism and civil disturbances. The Company therefore expects demand for its security products and services to increase as these entities anticipate, mitigate and react to perceived or actual security threats worldwide.

                  From January 18, 1996 through March 20, 1998, the Company has consummated the six transactions discussed below, and is continuing to pursue other acquisition opportunities. In addition, in 1997 the Company established a holding company structure to facilitate management of its growth and completed an underwritten public offering of 4,000,000 primary shares of its common stock, $0.01 par value per share (the "Common Stock").

         LOW VOLTAGE SYSTEMS TECHNOLOGY, INC.

                  On January 30, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Low Voltage Systems Technology, Inc., a New Jersey corporation ("LST"). LST is a leading systems engineer specializing in the supply, integration, maintenance and technical support of sophisticated electronic and computer-driven security and fire alarm systems. The aggregate purchase price of the transaction was approximately $750,000, consisting of $562,500 in cash paid at closing and 18,519 unregistered shares of Common Stock valued at the time at $187,500. The Company also assumed and subsequently repaid approximately $200,000 to a stockholder of LST in full satisfaction of loans previously made by such stockholder to LST.

         DSL GROUP LIMITED

                  On April 16, 1997, the Company combined with DSL Group Limited, a United Kingdom corporation ("DSL"), in a transaction accounted for as a pooling of interests (the "DSL Transaction"). DSL is a leading provider of specialized security services in high risk and volatile environments. DSL was formed on June 3, 1996 for the purpose of acquiring DSL Holdings Limited ("DSL Holdings"), its predecessor corporation, whose assets included an indirect 50% interest in Gorandel Trading Limited. DSL's acquisition of DSL Holdings was completed on July 31, 1996. The consolidated financial statements of the Company for fiscal 1996 and 1997 include the results of DSL since its inception. In connection with the DSL Transaction, the Company issued 1,274,217 shares of Common Stock valued at the time at $10.9 million for all of the outstanding ordinary share capital of DSL and paid $7.5 million in cash for all of the outstanding preference shares. The Company also assumed and subsequently repaid $6.9 million, plus interest, of DSL's outstanding credit facility.

         GORANDEL TRADING LIMITED

                  On June 9, 1997, the Company acquired the remaining 50% of Gorandel Trading Limited, a Cyprus corporation ("GTL"), that it did not previously own. GTL provides specialized security services throughout Russia and Central Asia. The aggregate purchase price of the transaction was approximately $2.4 million, consisting of $570,000 in cash paid at closing, $600,000 in cash to be paid upon the satisfaction of certain conditions and 115,176 shares of Common Stock valued at the time at $1.2 million.

         SUPERCRAFT (EUROPE) LIMITED

                  On April 7, 1997, the Company acquired Supercraft (Europe) Limited, f/k/a Supercraft (Garments) Limited, a United Kingdom corporation ("Supercraft"). Supercraft is a European manufacturer of military apparel, high visibility garments and ballistic resistant vests, which it distributes to law enforcement and military agencies throughout Europe, the Middle East and Asia. The Company acquired Supercraft for an initial total purchase price of approximately $2.6 million consisting of (i) approximately $1.3 million in cash, subject to adjustments, (ii) $875,000 in cash which was placed in escrow pending final disposition of title to certain real property (of which title has now been properly transferred to the Company) and (iii) certain additional consideration in an amount not to exceed (pound)250,000 (approximately $410,000) based on 1997 operating results. The Company was not required to pay this additional consideration.

         DEFENSE TECHNOLOGY CORPORATION OF AMERICA

                  On September 30, 1996, a wholly-owned subsidiary of the Company, Defense Technology Corporation of America, a Delaware corporation ("DTC"), acquired substantially all of the assets (the "DTCoA Assets") of Defense Technology Corporation of America, a Wyoming corporation ("DTCoA"). DTC manufactures less-than-lethal and anti-riot products, including pepper sprays, tear gas, distraction devices, flameless expulsion grenades and specialty impact munitions, which it distributes to U.S. and foreign law enforcement agencies and the military. The Company acquired these assets by paying DTCoA a purchase price consisting of approximately $838,000 in cash, 270,728 shares of Common Stock valued at the time at $2.0 million, subject to reduction under certain circumstances, and by issuing to Key Bank of Wyoming ("Key Bank"), which made a credit facility available to DTCoA, 358,714 shares of Common Stock valued at the time at $2.65 million in return for Key Bank's agreement to release its liens on the assets of DTCoA. The Company also assumed certain specified liabilities of DTCoA.

         NIK PUBLIC SAFETY PRODUCT LINE

                  Effective as of July 1, 1996, NIK Public Safety, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company ("NIK"), acquired the NIK Public Safety Product Line (the "NIK Product Line"). NIK assembles and distributes portable narcotic identification kits used for the identification of narcotic substances by law enforcement agencies. In addition, NIK distributes the Flex-Cuf(R) restraint, specimen collection kits, evidence collection kits and tamper guard evidence tape. The Company acquired the NIK Product Line for a purchase price consisting of 310,931 shares of Common Stock valued at the time at $2.4 million.

         CONVERSION TO A HOLDING COMPANY STRUCTURE

                  On June 12, 1997, at the annual meeting of stockholders, the stockholders of the Company approved the creation of a holding company structure for all of the Company's operations. As of June 16, 1997, the Company transferred all of its operating assets and liabilities relating to its American Body Armor(TM) business to a subsidiary and the Company became a holding company. As a result, the Company owns directly or indirectly the outstanding capital stock of its subsidiary corporations and no longer conducts any manufacturing operations directly.

         PUBLIC OFFERING OF COMMON STOCK

                  On July 25, 1997, the Company issued 4,000,000 new shares of Common Stock at $10.125 per share through a public offering (the "Public Offering") underwritten by Dillon, Read & Co. Inc. (now known as SBC Warburg Dillon Read Inc.), Equitable Securities Corporation (now known as SunTrust Equitable Securities) and Stephens Inc. Net of underwriting discounts and commissions, the Company realized proceeds of $38,070,000, portions of which the Company has used to repay all of the outstanding indebtedness on its Credit Facility (as hereinafter defined) with Barnett Bank, N.A. ("Barnett Bank").

MANUFACTURED PRODUCTS AND SECURITY SERVICES DIVISIONS

                  The Company operates in the broadly defined security industry through its two divisions: Manufactured Products and Security Services.

         MANUFACTURED PRODUCTS DIVISION

                  Armor Products

                  The Company manufactures a wide array of armor products under the brand name American Body Armor(TM) which are designed to protect against bodily injury caused by bullets, knives and explosive shrapnel. The Company's principal armor products are ballistic resistant vests, sharp instrument penetration armor and bomb protective gear. In addition to body armor, the Company also markets an assortment of other personal armor products, including helmets, shields, gas masks, batons, holsters and upgrade armor plates. The Company's lines of ballistic protective vests provide varying levels of protection depending upon the configuration of ballistic materials and the standards (domestic or international) to which the armor is built. The Company's body armor products manufactured in the United States are certified under guidelines established by the National Institute of Justice where applicable. See "--Government and Industry Regulations and Standards" and "--Manufacturing and Raw Materials."

                  The Company's ballistic resistant armor is comprised of concealable armor and tactical armor. Concealable armor, which generally is worn beneath the user's clothing, is the Company's basic line of body armor. Tactical armor is worn externally and is designed to provide protection over a wider area of a user's body and defeat higher levels of ballistic threats.

                  The sharp instrument penetration armor manufactured by the Company is designed primarily for use by personnel in correctional facilities and by other law enforcement employees who are primarily exposed to threats from knives and other sharp instruments. These vests are constructed with special metallic blends and are available in both concealable and tactical models. In addition, these vests can be combined with ballistic armor configurations to provide both ballistic and sharp instrument penetration resistant protection. The Company also manufactures a variety of hard armor ballistic shields primarily for use in tactical clearance applications, including tactical face masks and helmets, ballistic shields, barrier shields and blankets. These manufactured products allow tactical police officers to enter high threat environments with maximum ballistic protection.

                  The Company manufactures a wide range of bomb protective gear. This equipment, known as Explosive Ordnance Disposal (EOD) equipment, includes bomb disposal suits, which are primarily constructed of an aramid ballistic fabric that is sheathed in a Nomex(R) brand fire-retardant cover. Other EOD equipment manufactured by the Company includes bomb protection blankets and letter bomb suppression pouches.

                  Less-Than-Lethal Products

                  The Company manufactures a complete line of less-than-lethal, anti-riot and crowd control products designed to assist law enforcement and military personnel in handling situations that do not require the use of deadly force. These manufactured products, which generally are available for use only by authorized public safety agencies, include pepper sprays, tear gas, specialty impact munitions and distraction devices.

                  The Company manufactures pepper sprays and a wide range of specialty impact munitions that can be used against either individual targets or in anti-riot and crowd control situations. The Company's pepper spray formula, which contains the active ingredient oleoresin capsicum, a cayenne pepper extract, is patented and carries the trademark name of First Defense(R). The First Defense(R) line of pepper sprays ranges from small "key-ring" and hand-held units to large volume canisters for anti-riot and crowd control applications. The specialty impact munitions manufactured by the Company range from single projectiles such as bean bags, rubber balls, wood batons and rubber batons to multiple projectile products containing rubber pellets, rubber balls or foam. The Company also manufactures Distraction Device(R), a patented and trademarked device that is used for dynamic entries by specially trained law enforcement personnel. See "--Manufacturing and Raw Materials."

                  Narcotic Identification and Evidence Equipment

                  The Company assembles and markets portable narcotic identification kits under the NIK(R) brand name which are used by law enforcement personnel to identify a variety of controlled substances, including cocaine, marijuana, heroin and LSD. The Company also assembles and markets evidence collection kits and evidence tape, and has the exclusive rights to distribute Flex-Cuf(R) and Key-Cuff(TM) disposable restraints.

         SECURITY SERVICES DIVISION

                  The Company is the world's leading provider of specialized security services in high risk and hostile environments, including Africa, South America, Central Asia, Russia and the Balkans. The core of the Company's security service business is the creation and implementation of solutions to complex security problems in high risk areas through detailed and targeted analysis of potential threats to security, assistance in the secure design of facilities, the provision of highly qualified specialists with extensive international experience in practical security applications and on-going training of security personnel and client personnel with respect to preventive security measures. The Company also provides humanitarian mine clearance and ordnance disposal, maintenance of the security of lines of communication, including airlines and airports, and high risk insurance services.

                  The security solutions offered by the Company generally involve security consultation services and the provision of very experienced security personnel who act as planners, trainers, managers, advisors, instructors and liaison personnel. The Company also provides teams of supervisors, many of whom are British Special Air Services veterans, who frequently are employed as premium guards for government embassies. In connection with its security services, the Company utilizes the services of approximately 4,000 locally recruited guards. These guards are supervised, managed and trained by the Company's professional security staff, but approximately 2,500 are employed by local companies that subcontract their manpower to the Company. Other security services provided by the Company include risk assessment, project organization and management, equipping, training and management of existing guard forces, system design, procurement, installation, crisis management, VIP protection, specialist instruction and training and evacuation planning.

                  In connection with its Security Services Division, the Company has invested substantial resources outside of the United States and plans to continue to do so in the future. The Company's international operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector. Government actions in the future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on the Company and its operating companies. The Company does not have political risk insurance in the countries in which it currently conducts business. Moreover, applicable agreements relating to the Company's interests in its operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for the Company to enforce its rights. Accordingly, the Company may have little or no recourse upon the occurrence of any of these developments. See Note 17 to Consolidated Financial Statements.

                  Electronic Security and Fire Alarm Systems

                  The Company is a leading systems engineer specializing in the supply, integration, maintenance and technical support of sophisticated electronic and computer-driven security and fire alarm systems. The Company specializes in high-speed analog and digital transmission designs for life safety, communication, alarm, access control, television and security systems which are installed in airports, banks, government buildings, hospitals, prisons, universities, mercantile and retail stores, office buildings, radio and television stations, computer data centers and telephone exchanges.

CUSTOMERS

         MANUFACTURED PRODUCTS DIVISION

                  The Company sells its manufactured products primarily through a network of independent distributors who serve the law enforcement communities. In 1997, the Company sold approximately 77% of its manufactured products in the U.S., with the balance sold internationally. The primary end-users of the Company's manufactured products are law enforcement agencies, local police departments, state police agencies, state correctional facilities, highway patrols and sheriffs' departments. The Company's largest distributor accounted for approximately 6.3% of the Company's overall revenue from manufactured product sales in 1997, and the Company's top ten customers accounted for approximately 19.6% of overall revenue from manufactured product sales in 1997.

         SECURITY SERVICES DIVISION

                  The Company's principal security services clients include large multi-national corporations that have significant investments in remote and hostile areas of the world. These clients include petrochemical companies, who accounted for approximately 38% of the Company's security business in fiscal 1997, and mining and construction companies, who accounted for approximately 11% of the Company's security business in fiscal 1997. Other significant clients include the United Nations, governmental embassies, including those belonging to the United States, projects funded by the World Bank and the European Commission and a variety of banking, finance, aid and humanitarian organizations and companies engaged in international trade and commerce.

MARKETING AND DISTRIBUTION

         MANUFACTURED PRODUCTS DIVISION

                  The Company believes that it enjoys excellent name recognition and a strong reputation in the manufacture of security products.
The central element of the Company's marketing strategy is to leverage its name recognition and reputation by positioning the Company as a global provider of many of the security products and services that the Company's customers may need. The Company believes that, by positioning itself in this manner, it can capitalize on its existing customer base and its extensive global distribution network, maximize the benefits of its long history of supplying security-related products around the world and leverage its leadership position in the security product and services markets. When entering a foreign market, the Company seeks to penetrate the market by offering the most comprehensive range of security products and services available in the security industry. The Company tailors its marketing strategy to each geographic area of the world and will often tailor its product offering by country. The Company believes that there are opportunities for cross-marketing of military and law enforcement security products which could strengthen the image of each product group. The Company believes that its ability to cross-market its security products and services will enhance the Company's position as an integrated provider of an extensive assortment of security products and services.

                  In addition, the Company has designed comprehensive training programs to provide initial and continuing training to its customers in the proper use of its various product lines. These training programs are typically conducted by trained law enforcement and military personnel hired by the Company for such purpose. The Company's training programs are an integral part of the Company's customer service offerings. Not only do the training programs enhance customer satisfaction, but they also breed customer loyalty and brand awareness, thereby enabling the Company to sell additional products to the same customer. The Company's marketing effort is further augmented by its involvement with and support of several important law enforcement associations, including the National Tactical Officer's Association, the International Law Enforcement Firearms Instructors, the American Society of Law Enforcement Trainers and the International Association of Chiefs of Police.

                  The Company's distribution strategy involves the utilization of a worldwide distribution network of approximately 345 domestic distributors and 150 international agents, as well as 15 regional domestic sales managers who promote the Company's products but refer customers to a local distributor for purchasing. The Company further reinforces distributor loyalty by offering price discounts to high volume distributors. The Company believes its relationships with its distributors are strong. The distributors benefit from their association with the Company due to the quality of the Company's manufactured products, the scope of its product line, the high degree of service provided by the Company and the distributor's opportunity to participate profitably in the sale of the Company's products.

                  The Company is continually looking for ways to expand its distribution network. As the Company identifies and acquires businesses that fit strategically into its existing manufactured product and security service portfolio, the Company believes that it will maximize its distribution network by offering additional security products and services. The Company's acquisition of Supercraft has opened new channels of global distribution to parts of the world not previously penetrated by the Company. The Company believes that its combination with DSL will allow the Company to take advantage of DSL's extensive access to multi-national corporations, whose security service needs in unstable countries may in the future require products that complement the security services provided.

                  The Company's backlog of orders consists of orders received but not yet manufactured. In the case of orders from new customers or international customers, such backlog includes only orders where management believes an acceptable assurance of payment has been received. As of December 27, 1997, the Company had an estimated backlog in the manufactured products division of $1.9 million, as compared to $1.8 million as of December 28, 1996. As of March 20, 1998, the Company had an estimated backlog of $5.0 million. Management believes that a backlog of approximately four weeks production provides for reasonable production scheduling. The Company may reduce or increase production in the future as a result of changes in the level or mix of backlog.

         SECURITY SERVICES DIVISION

                  The Company's experience has been that its most successful form of marketing for its security services is client referrals generated by the professional abilities of its personnel. As a result, the Company spends minimal amounts on direct unsolicited marketing for its security service business. The Company does not, however, rely upon client referrals as its only strategy of growth. While the Company will rarely enter a country without a substantial contract for security services already in place, the Company regularly seeks out new areas which offer potential investment opportunities for multi-national corporations and present serious security problems which make such investment opportunities risky. In such cases, the Company will make contact with organizations that are either currently investing or considering an investment in such areas. Once established in a new country, the Company employs qualified country project managers, who often speak the language native to that country, to develop additional business.

                  The Company also seeks contracts with high visibility customers for security services in the countries in which it operates. Examples of such customers include United States embassies, the United Nations and its related organizations, projects funded by the World Bank and the European Commission, the International Committee for the Red Cross, the International Federation of Red Cross and Red Crescent Societies and large multi-national corporations. The Company may accept a lower profit margin on these contracts because the referral and advertising value of these contracts outweighs any reduced profit that may result from such contracts. By providing security services to such high visibility customers, the Company believes that it will be able to increase its market share of the security services required by large multi-national companies operating in those countries.

GOVERNMENT AND INDUSTRY REGULATIONS AND STANDARDS

                  The bullet, sharp instrument penetration and bomb resistant garments and accessories manufactured and sold by the Company are not currently subject to government regulations. However, law enforcement agencies and the military publish invitations for bidding which specify certain standards of performance which bidders' products must meet. The National Institute of Justice ("NIJ"), under the auspices of the United States Department of Justice, has issued a voluntary ballistic standard (NIJ 0101.03) for bullet resistant vests. The Company regularly submits its vests to independent laboratories for ballistic testing under this voluntary ballistic standard.

                  The Company's armor products utilize different "applications" or combinations of material to produce equipment which provides protection against fragments or gunshots fired from a variety of firearms at each "Threat Level," as defined by the NIJ's Standard 0101.03 ("Threat Levels"). The NIJ conducts a series of tests designed to verify that armor used by domestic law enforcement officers meets a designated standard of protection.

                  Threat Levels are defined in recognition of the trade-off between protection and wearability. The weight and bulk of body armor are generally proportioned to the protection it provides. The Threat Level protection that a police officer will desire in a vest is determined by the types of threats he will face on the streets, including the officer's own weapon, should it be used against the officer. As criminals continue to use heavier weapons, officers will require protection at a higher Threat Level. The Company believes that police departments and other purchasers will seek vests that provide an adequate level of protection without being so heavy and uncomfortable that the user is discouraged from wearing it.

                  The Company believes that it has created a competitive advantage in the wearability of its vests. Wearability tests conducted by the Company have convinced management that the Company's vests are more comfortable to wear, fit better and can be worn for longer periods of time than similar products from competitors. Management believes that the Company's armor products offer higher protection at lower weight and bulk. The Company also offers designs that provide greater vital-area coverage than other equipment on the market. The Company custom manufactures each vest to specific measurements of individual wearers. At least seven different body measurements are taken, after which the basic design is then further modified by weight, height and gender of the prospective wearer.

                  The less-than-lethal manufacturing operations of the Company are subject to the regulation of several regulatory agencies. Within the State of Wyoming, the Company operates under the guidelines of the Wyoming Department of Employment Workers' Safety and Compensation Division. The Company has enrolled in an Employer Voluntary Technical Assistance Program (EVTAP), which monitors the manufacturing processes to ensure that the Company is free of any adverse work conditions. Currently, the Company is in good standing within the EVTAP program. Furthermore, the Company adheres to the guidelines for emissions as regulated by the Wyoming Department of Environmental Quality. The Company's operations are also regulated by the Bureau of Alcohol, Tobacco and Firearms. The Company ships hazardous goods, and in doing so, is subject to the regulations of the United States Department of Transportation for packaging and labeling. Certain of the Company's international shipments are subject to the regulations of the United States Departments of Commerce and State. See "--Environmental Matters."

MANUFACTURING AND RAW MATERIALS

                  The Company manufactures bullet, bomb and projectile resistant garments and other ballistic protection devices and assembles its portable narcotic identification kits at its Jacksonville, Florida facility. The Company manufactures less-than-lethal products at its Casper, Wyoming facilities. The Company manufactures military apparel, high visibility garments and some ballistic resistant garments at its manufacturing facility in Westhoughton, England. The primary raw materials used by Company in manufacturing ballistic resistance garments are various ballistic fibers, including Kevlar(R), Twaron(R) and SpectraShield(R). Kevlar(R) is an aramid fiber product of E.I. Du Pont de Nemours & Co., Inc. SpectraShield(R) is a high strength polyethylene product of Allied Signal Corp. Twaron(R) is an aramid fiber product of Akzo-Nobel Fibers B.V. The Company does not purchase these fibers directly from the manufacturers, but rather purchases fiber from weaving companies who convert the raw fibers into cloth. See Item 13, "Certain Relationships and Related Transactions."

                  The raw materials used by the Company in the production of chemical agents are supplied by several sources. The raw chemicals used in the production of CS tear gas are readily obtainable with the exception of Malononitrile, for which sources are limited. If the Company were unable to obtain Malononitrile, its production of CS tear gas could be severely curtailed. The remainder of the chemicals and piece parts used by the Company are readily available from other suppliers. While it manufactures its armor products on a built-to-order basis, the Company does maintain reasonable inventories of its less-than-lethal and anti-riot products. The Company purchases other raw materials used in the manufacture of its various products from a variety of sources, and it believes additional sources of supply of these materials are readily available.

                  The Company adheres to strict quality control standards and conducts extensive product testing throughout its manufacturing process. Raw materials supplied to the Company are also tested to ensure quality. The body armor manufactured by the Company is ISO 9002 certified. ISO 9002 standards are promulgated by the International Organization of Standardization and have been adopted by more than 100 countries worldwide. The

Company obtained ISO 9002 certification by successfully completing an audit certifying its compliance with a comprehensive series of quality management and quality control standards. The Company is one of only two corporations in the industry who have earned this prestigious certification. The Company is in the process of seeking ISO 9002 certification for its less-than-lethal products.

RESEARCH AND DEVELOPMENT

                  The Company is committed to research and development of manufactured security products. During fiscal 1997, the Company had expenditures related to new product development and testing of approximately $605,000, as compared with $513,760 during fiscal 1996. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

COMPETITION

                  The markets for the Company's security products and services are highly competitive and fragmented. In the body armor product industry, the Company competes by attempting to provide superior design and engineering and production expertise with respect to its line of fully-integrated ballistic and blast protective wear. In the less-than-lethal product industry, the Company competes by attempting to provide a broad variety of less-than-lethal products with unique features and formulations. There can be no assurance, however, that the Company will be able to compete successfully in the future. The principal competitive factors for all of the Company's manufactured products are price, quality of engineering and design, production capability and capacity, ability to meet delivery schedules and reputation in the security product industry.

                  The security services industry is extremely competitive and highly fragmented. Companies within the security services industry compete on the basis of the quality of security services provided, ability to provide national and international security services and range of security services offered, as well as price and reputation. The Company's security services also face a wide variety of competition in different areas, although there is no single organization that competes directly with DSL globally. The main competition in supplying security services to the petrochemical and mining industries comes from local security companies, in-house security programs and small consultancy companies. In the embassy and international agency protection business, the competition comes from local companies and from the largest manned guarding companies including the Wackenhut Corporation, Pinkerton's, Inc., Group 4 and ICTS International, N.V. As the countries within which DSL operates become more mature and stable, competition is likely to increase.

EMPLOYEES

                  As of March 25, 1998, the Company had a total of approximately 1,830 employees, of which approximately 290 were employed in product manufacturing and approximately 1,540 were employed in security services. Approximately 35 employees employed by Supercraft are represented by the General Municipal Boilermaker and Allied Trade Union. The collective bargaining agreement currently in effect for these employees expires on December 31, 1998. Approximately three employees employed by LST are represented by the Local Union No.3 of the International Brotherhood of Electrical Workers. The collective bargaining agreement currently in effect for these employees expires on June 30, 1999. None of the Company's remaining employees are represented by unions or covered by any collective bargaining agreements. The Company has not experienced any work stoppages or employee related slowdowns and believes that its relationship with its employees is good. The Company also utilizes the services of approximately 2,500 independent contractors in its security services business as guards. These independent contractors are employed by local in-country companies that subcontract their manpower to the Company in exchange for fees which are payable to the companies from whom such manpower is contracted.

PATENTS AND TRADEMARKS

                  The Company currently has numerous issued U.S. and foreign patents and pending patent applications relating to its manufactured product lines. The Company also has several registered trademarks concerning its manufactured products. The trademarks include American Body Armor (Trademark), Defense Technology (Trademark), Gold Series GSX(R), Def-Tec Products(R), Distraction Device(R), NIK(R) and Identidrug(R). Although the Company does not believe that its ability to compete in any of its manufactured product markets is dependent solely on its patents and trademarks, the Company does believe that the protection afforded by its intellectual property provides the Company with important technological and marketing advantages over its competitors. Although the Company has protected its technologies to the extent that it believes appropriate, there can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technologies. In other countries, the Company's proprietary rights may not be protected to the same extent as in the United States.

ENVIRONMENTAL MATTERS

                  The Company and its operations are subject to a number of federal, state and local environmental laws, regulations and ordinances that govern activities or operations that may have adverse environmental effects. Such activities or operations include discharges to air and water, as well as handling, storage and disposal practices regarding solid and hazardous materials. Such laws and regulations may impose liability for the cost of remediating sites of, and certain damages resulting from, past releases of hazardous materials. Environmental laws continue to change rapidly, and it is likely that the Company will be subject to increasingly stringent environmental standards in the future. The Company uses CS and CN chemical agents in connection with its production of tear gas. The chemicals are hazardous, and if not handled and disposed of properly could cause environmental damage. The Company believes that it currently conducts its activities and operations in substantial compliance with applicable environmental laws. The Company believes that its potential liability under the environmental laws, if any, would not have a material adverse effect, individually or in the aggregate, on its results of operations or financial condition. There can be no assurance in this regard, however, nor can there be any assurance that environmental laws will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such environmental laws.

PURSUIT OF STRATEGIC ACQUISITIONS

                  The Company intends to diversify and expand its business operations through the possible acquisition of one or more operating companies, which may or may not be related to its current businesses. The Company believes that there currently exists a large pool of attractive acquisition candidates in the manufacturing and service sectors. The Company intends to continue to pursue selective acquisitions to enhance its position in its current markets, to acquire operations in new markets and to acquire operations that will broaden the range of manufactured products and scope of security services which the Company can provide. Other than as set forth below, the Company has no binding commitments with respect to any acquisitions at the present time, and it is uncertain as to when or if any acquisitions will be made.

                  On January 20, 1998, the Company executed a non-binding letter of intent pursuant to which the Company has agreed to negotiate the terms and conditions of an agreement pursuant to which the Company would acquire all of the outstanding share capital of Asmara Limited, a London-based provider of investigative services such as due diligence, asset tracing and litigation intelligence. Consummation of the acquisition is subject to, among other things, the completion of due diligence and other customary requirements.

ITEM 2.  PROPERTIES

                  The Company's principal facilities consist of the following:

LOCATION                     PRINCIPAL USE                            OWNED/LEASED            APPROXIMATE SIZE
--------                     -------------                            ------------            ----------------
Jacksonville, Florida        Manufacturing, distribution,             Owned                   14 acres 70,000 square
                             corporate headquarters                                           feet(1)
Casper, Wyoming              Manufacturing, warehouse, office         Owned/Leased (2)        60 acres 61,700 square
                                                                                              feet
Westhoughton, England        Sales, manufacturing, warehouse          Owned                   44,000 square feet
London, England              Security services headquarters           Leased (3)              6,500 square feet



(1) The Company has the capacity to expand the building facility to 142,000 square feet. The Company purchased 7 of the 14 acres listed in first quarter 1998.

(2)      Of the four properties at this location, three are owned by DTC.
         The fourth property occupied by DTC consists of two buildings. DTC owns one building and leases the other. The real property upon which these two buildings are situated is also leased. The leased building and the real property carry an annual rental of $26,400. The lease for this property expires on September 1, 1998.

(3) DSL leases three floors and pays annual rent thereon in an amount equal to (pounds sterling) 130,000. The lease for this property expires in March 2002.

                  In addition, the Company also leases a 50,000 square foot facility in Yulee, Florida, the Company's former manufacturing facility, which it has subleased at full rental value until the April 30, 1999 expiration of the lease. The annual rent for this property is $129,236 plus annual increases. The sublease income was $35,000 in fiscal 1997 (October 1997 through December
1997). See Note 10 to Consolidated Financial Statements.

                  The Company believes its manufacturing, warehouse and office facilities are suitable, adequate and have sufficient manufacturing capacity for its current and anticipated requirements. The Company believes that it has adequate insurance coverage for all of its properties and their contents.

ITEM 3.  LEGAL PROCEEDINGS

                  In November 1989, the Federal Trade Commission (the "FTC") conducted an investigation into the accuracy of the Company's claims that body armor it sold between 1988 and 1990 complied with testing and certification procedures promulgated by the National Institute of Justice. On November 2, 1994, the Company entered into a consent order voluntarily settling the FTC's charges that the Company engaged in false advertising. Under the consent order, the Company admitted no violations of law but agreed to establish a body armor replacement program under which persons who had purchased body armor between 1988 and 1990 would be identified and offered the chance to buy new replacement body armor at a reduced price. The consent order sets forth many detailed requirements governing the conduct of the replacement program, the retention of records and the avoidance of false or misleading advertising. Failure to comply with the requirements could make the Company liable for civil penalties. On January 4, 1995, the Company filed with the FTC a comprehensive compliance report detailing the manner in which it was performing the obligations imposed upon it by the consent order. In February 1997, the FTC asked for additional information, which the Company believes will be the FTC's final request for information before closing the case.

                  On January 30, 1997, the Company commenced an action in the Supreme Court of the State of New York, New York County, against DTCoA, the sole stockholder of DTCoA and the President and Chief Executive Officer of DTCoA (collectively, the "Defendants") claiming that the Defendants breached their agreements relating to the sale of the DTCoA Assets to the Company. The relief sought by the Company includes monetary damages of approximately $515,000, plus accruals, and punitive damages. The Company was granted a preliminary injunction enjoining the Defendants from the unauthorized use of the "Defense Technology" name. In addition, the Company was subsequently granted another preliminary injunction enforcing the restrictive covenants contained in the Asset Purchase Agreement and the Authorized Distributor Agreement prohibiting the Defendants from competing with the Company. On April 3, 1997, the Defendants filed with the court an answer and counterclaims to the Company's complaint. The Defendants have denied each of the Company's allegations and have asserted several affirmative defenses. Defendants have counterclaimed for, among other things, breach of the terms of the Asset Purchase Agreement and the Authorized Distributor Agreement entered into in connection with the Company's acquisition of the DTCoA Assets. The Company believes that the counterclaims asserted against it are without merit, and intends to vigorously defend such counterclaims.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of security holders during the last quarter of fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The Company's common stock, par value $.01 per share (the "Common Stock") has been traded on the American Stock Exchange (the "AMEX") under the symbol "ABE" since March 18, 1996. Prior to March 18, 1996, the Common Stock was traded in the over-the-counter market, and was listed in the bid and ask quotes of brokers as reported by the National Quotation Bureau, Inc. (the "Bulletin Board") under the symbol "ABOA."

                  The following table sets forth the range of reported high and low bid quotations for the Common Stock as listed on the Bulletin Board for the period January 1, 1996 to March 17, 1996 and the range of high and low sales prices for the Common Stock on the AMEX for the remainder of fiscal 1996 and fiscal 1997. The bid quotations represent inter-dealer prices, and do not include mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

1996                                                                                       HIGH             LOW
----                                                                                       ----             ---
1st Quarter (through March 17).........................................................    5 3/4            2 3/4
1st Quarter (from March 18).............................................................   5 1/2            5 1/16
2nd Quarter.............................................................................   9                5 1/8
3rd Quarter.............................................................................   7 7/8            6
4th Quarter.............................................................................   8                6 1/2

1997
1st Quarter.............................................................................   9 1/2            7 1/2
2nd Quarter.............................................................................   10 7/8           8 3/4
3rd Quarter ............................................................................   12 3/4           10 1/2
4th Quarter ............................................................................   13 3/8           10 1/8

1998
1st Quarter (through March 25) .........................................................   11 3/4            9 3/4


HOLDERS

         As of March 25, 1998, the Company had approximately 1,900 stockholders of record. Holders of shares held in "nominee" or street names are included in this number.

DIVIDENDS

         The Company has not paid any cash dividends on its Common Stock for the last three fiscal years, and does not intend to pay any cash dividends on the Common Stock for the foreseeable future. The Company currently intends to retain any earnings for working capital, capital expenditures and general corporate purposes. In addition, except under certain conditions, the Company is precluded from paying dividends on its Common Stock pursuant to the Credit Facility with Barnett Bank. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

RECENT SALES OF UNREGISTERED SECURITIES

                  The following information relates to unregistered securities sold by the Company during fiscal 1997 and the first quarter of 1998.

         LOW VOLTAGE SYSTEMS TECHNOLOGY, INC.

                  On January 30, 1998, the Company acquired all of the issued and outstanding shares of capital stock of LST. As part of the purchase price therefor, the Company issued 18,519 unregistered shares of Common Stock valued at the time at $187,500. The foregoing sale of securities was made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof as a transaction by an issuer not involving any public offering.

         DSL GROUP LIMITED

                  On April 16, 1997, the Company combined with DSL in a transaction accounted for as a pooling of interests. As part of the consideration paid therefor, the Company issued 1,274,217 unregistered shares of Common Stock valued at the time at $10.9 million. The foregoing sale of securities was made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof as a transaction by an issuer not involving any public offering.

         GORANDEL TRADING LIMITED

                  On June 9, 1997, the Company acquired the remaining 50% of GTL that it did not previously own. As part of the purchase price therefor, the Company issued 115,176 unregistered shares of Common Stock valued at the time at $1.2 million. The foregoing sale of securities was made in reliance upon an exemption from the registration provisions of the Securities Act set forth in
Section 4(2) thereof as a transaction by an issuer not involving any public offering.

         AMENDED AND RESTATED 1996 STOCK OPTION PLAN

                  On September 2, 1997, Jonathan M. Spiller, the President and Chief Executive Officer of the Company, was granted options under the 1996 Option Plan to purchase 250,000 shares of Common Stock at exercise prices ranging from $10.4375, the market price of the Common Stock on September 2, 1997, to $12.00 per share. Of these options, (i) 100,000 options vested and became exercisable on September 2, 1997, (ii) 100,000 options vest and become exercisable on December 31, 1998, and (iii) 50,000 options vest and become exercisable on December 31, 1999. The vesting and exercisability of the options may be accelerated upon the occurrence of certain events.

                  On September 2, 1997, pursuant to the terms of his employment agreement with the Company, David W. Watson, the Vice President, Chief Financial Officer, Treasurer and Secretary of the Company, was granted options under the 1996 Option Plan to purchase 75,000 shares of Common Stock at an exercise price per share of $10.4375, the market price of the Common Stock on September 2, 1997, the date of the grant. These options vest over a period of three years from the date of the grant, and all of such options become exercisable on September 2, 2000. The vesting and exercisability of the options may be accelerated upon the occurrence of certain events.

                  On September 2, 1997, pursuant to the terms of his employment agreement with the Company, J. Lawrence Battle, the President-Manufactured Products Division of the Company, was granted options under the 1996 Option Plan to purchase 75,000 shares of Common Stock at an exercise price per share of $10.4375, the market price of the Common Stock on September 2, 1997, the date of the grant. The options vest over a period of three years from the date of grant, commencing July 21, 1998, and all of such options become exercisable on July 21, 2000. The vesting and exercisability of the options may be accelerated upon the occurrence of certain events.

                  On April 7, 1997, the Company granted to Robert Dwek options under the 1996 Option Plan to purchase 10,000 shares of Common Stock at an exercise price per share of $9.00, the market price of the Common Stock on April 7, 1997, the date of the grant. These options, which are fully vested, were granted to Mr. Dwek in connection with certain consulting services rendered by Mr. Dwek to the Company relating to the Company's acquisition of Supercraft.

                  On December 8, 1997, the Company granted options to purchase an aggregate of 206,000 shares of Common Stock under the 1996 Option Plan at exercise prices ranging from $11.00 to $14.83 per share, to certain employees of DSL. These options were granted pursuant to the terms and provisions of the Company's combination with DSL in April 1997. All of these options vest and become exercisable on April 16, 2000, subject to certain conditions. The vesting and exercisability of these options may be accelerated upon the occurrence of certain events.

                  During fiscal 1997, the Company also granted options to various employees to purchase an aggregate of 75,000 shares of Common Stock under the 1996 Option Plan at exercise prices ranging from $7.8125 to $9.875 per share. These options vest equally over a period of three years from the date of the grant. The vesting of the options may be accelerated upon the occurrence of certain events.

                  All of the foregoing sales of securities made pursuant to the grant of options under the 1996 Option Plan were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in
Section 4(2) thereof as a transaction by an issuer not involving any public offering. The shares of Common Stock underlying options granted under the 1996 Option Plan are not registered.

ITEM 6.  SELECTED FINANCIAL DATA

                                   1997           1996          1995            1994            1993(a)
Total Revenues                       $  78,314      $  30,967     $  11,741       $  11,355         $   2,953
Net Income                               3,158            689           520             423               138
Basic Earnings Per Share(b)               0.23           0.09          0.11            0.07              0.02
Diluted Earnings Per Share(b)             0.21           0.08          0.08            0.07              0.02

Total Assets                            75,487         49,530         8,161           7,470             6,725
Long-Term Obligations                       11          5,780            28              61                27
Stockholders' Equity                    64,598         24,875         4,947           4,427             4,046


(a) As a result of emerging from Chapter 11 bankruptcy reorganization and adopting fresh-start reporting, the financial information for the period from September 20, 1993 through December 31, 1993 and thereafter includes the operating results of the reorganized Company.

(b) The Company has adopted SFAS 128 as discussed in Note 12 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                  This analysis of the Company's results of operations should be viewed in conjunction with the accompanying financial statements, including notes thereto, contained in Item 8 of this Annual Report on Form 10-K. Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by such words and phrases as "expects" and "could be."

                  Actual results may differ from those expressed or implied in forward-looking statements. With respect to any forward-looking statements contained in this report, the Company believes that it is subject to a number of risk factors, including: the inherent unpredictablility of currency fluctuations; competitive actions, including pricing; the ability to realize cost reductions and operating efficiencies, including the ability to identify and to realize other cost-reduction opportunities; and general economic and business conditions. Any forward-looking statements in this report should be evaluated in light of these important risk factors.

RESULTS OF OPERATIONS

FISCAL 1997 AS COMPARED TO FISCAL 1996

                  Revenues--manufactured products. Manufactured products revenues increased $11.9 million, or 66%, to $29.9 million in fiscal 1997 from $18.0 million in fiscal 1996. This increase in sales resulted primarily from sales generated from the DTC and NIK operations in fiscal 1997, as well as sales generated by Supercraft from the date of acquisition, April 7, 1997, until December 27, 1997 and internal growth in the body armor business.

                  Revenues--security services. Security services revenues were $48.4 million in fiscal 1997 compared to $13.0 million in fiscal 1996. The increase is primarily due to only five months of operations being reflected in fiscal 1996, as results of DSL operations have only been included from August 1, 1996, as previously stated. In addition, the security services business generated substantial internal growth during fiscal 1997. Fiscal 1997 revenues also included approximately $12.0 million related to Angolan operations which were ceased on January 16, 1998. See Note 17 to Consolidated Financial Statements.

                  Cost of sales. Cost of sales increased $36.3 million, or 172%, to $57.4 million in fiscal 1997 from $21.1 million in fiscal 1996. The majority of the increase is due to the combination with DSL, which had a $28.8 million impact on direct operating costs in fiscal 1997. The remaining $7.5 million increase in cost of sales is attributed to the increased costs of the manufactured products business (associated with a 66% increase in revenues). As a percentage of total revenues, cost of sales increased to 73% in fiscal 1997 from 68% in fiscal 1996, reflecting the higher cost of sales associated with the security services business. In fiscal 1997, the Company also recorded reserves of approximately $500,000 related to the cessation of operations in Angola. See Note 17 to Consolidated Financial Statements.

                  Operating expenses. Operating expenses increased $5.6 million to $12.5 million (16% of total revenues) in fiscal 1997 from $6.9 million (22% of total revenues) during fiscal 1996. The increase in the actual dollar amount of operating expenses between the periods was primarily due to overhead costs associated with DSL, DTC and NIK and approximately $800,000 of selling, general and administrative costs at the Company's headquarters in Jacksonville, Florida, primarily for the development of the infrastructure of the Company as a holding company.

                  Depreciation and amortization. Depreciation and amortization expense increased to $1.1 million in fiscal 1997 from $554,000 in fiscal 1996. Of the $573,000 increase, approximately $260,000 was due to amortization of intangible assets acquired during 1996, another approximate $250,000 was due to amortization of acquired goodwill in the DSL Transaction, with the remaining increase due to the amortization of goodwill acquired with the Supercraft and GTL acquisitions.

                  Merger, integration and other non-recurring charges. Fees and expenses associated with completing the DSL Transaction have all been expensed in fiscal 1997. These non-recurring expenses, in combination with certain other charges relating to the financial and administrative restructuring and consolidation of DSL into the Company, totaled approximately $2.5 million.

                  Equity in earnings of investees. Equity in earnings of investees amounted to approximately $746,000 in fiscal 1997, compared to $320,000 in 1996. The equity in earnings of investees relates to DSL's original 50% investment in GTL until June 9, 1997, the date the Company acquired the remaining 50% interest not owned by DSL, at which point the 100% investment was consolidated into the Company's results. The equity also relates to DSL's 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS"), a joint venture company in Hong Kong. The 1996 period reflects only five months of equity earnings, as results of DSL operations have only been included from August 1, 1996, as previously stated.

                  Interest expense, net. Interest expense, net decreased $320,000, or 62%, to $195,000 in fiscal 1997 from $515,000 in fiscal 1996. The decrease in interest expense is primarily due to interest income earned on the proceeds realized from the Public Offering, after the repayment of the balance of approximately $18.6 million that was outstanding on the Credit Facility at the time.

                  Operating income. Operating income increased $3.2 million, or 152%, to $5.3 million in fiscal 1997 from $2.1 million in fiscal 1996. Management believes that an additional measurement, "operating income before merger, integration and other non-recurring charges," is useful and meaningful to an understanding of the operating performance of the Company. However, operating income before merger, integration and other non-recurring charges should not be considered as an alternative either to operating income or net income nor as an indicator of the Company's operating performance, cash flow or as a measurement of liquidity. Operating income before the merger, integration and other non-recurring charges of $2.5 million increased
$5.7 million, or 271%, to $7.8 million in fiscal 1997 from $2.1 million in fiscal 1996. This increase is due to the combination with DSL and the acquisitions of Supercraft, the DTCoA Assets and the NIK

Assets, as well as internal growth within DSL and American Body Armor & Equipment, Inc., a Delaware corporation ("ABA").

                  Other income. Other income increased $390,000 to $392,000 in fiscal 1997 from $2,000 in fiscal 1996. The other income results primarily from fees earned as agent relating to the sale of the Company's Common Stock on behalf of a former employee.

                  Income taxes. As of January 1, 1996, the Company had an income tax net operating loss carryforward ("NOL") of approximately $4.4 million. Effective with the change in control of the Company by Kanders on January 18, 1996, the utilization of this NOL became restricted in the United States to approximately $300,000 per year. However, as of December 27, 1997, the Company's net operating losses increased to approximately $7.8 million and expire in varying amounts in fiscal years 2006 to 2010. The increase in the net operating losses is a result of the recording of DSL deferred tax assets that related to fiscal 1997 losses generated in the United Kingdom which will be offset against future income.

                  Income taxes totaled $2.4 million in fiscal 1997, as compared to $1.2 million in fiscal 1996. The provision of 41.9% has been based on the Company's U.S. federal and state statutory rates of approximately 35% for its U.S.-based companies and a 38% blended effective tax rate for foreign operations of the Company, and was increased by approximately $750,000 for certain items, primarily merger-related, non-recurring charges which are not tax deductible.

                  In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company has recorded a deferred tax asset, representing its cumulative net operating loss carryforward and deductible temporary differences, subject to applicable limits and an asset valuation allowance. As of December 27, 1997, the gross amount of this deferred tax asset was $3.1 million, of which $1.8 million has been offset by a valuation allowance.

                  Dividends on preference shares. During fiscal 1997 and 1996, DSL incurred $143,000 and $239,000, respectively, in preference share dividends. These accrued dividends as well as the shares underlying the dividends were acquired by the Company on April 16, 1997 in the DSL Transaction.

                  Net income applicable to common stockholders. Net income increased $2.5 million or 358%, to $3.2 million in fiscal 1997 from $689,000 in fiscal 1996. As noted previously, the increase is due to the effect of acquisitions made during fiscal 1997 together with growth in the core businesses, being partially offset by the non-recurring charge incurred by the Company in fiscal 1997. Excluding the merger, integration and other non-recurring charges discussed above, the Company would have earned $0.33 per diluted share as compared to actual diluted earnings per share of $0.21.

                  Subsequent event. On January 16, 1998, DSL ceased operations in the country of Angola. The cessation of operations by DSL in Angola was dictated by that government's decision to deport all of DSL's expatriate management and supervisors. As a result of this action, DSL believed that it could no longer ensure the safety of its personnel or that of its clients. While Angolan operations represented approximately $12.0 million of the Company's revenues during fiscal 1997, the contribution was only $1.0 million before allocation of DSL's central overheads. DSL's assets in Angola have been substantially secured by DSL and DSL's clients have made temporary alternative arrangements for the provision of their ongoing security needs. Included in the fiscal 1997 results is a $0.5 million pretax reserve to provide for potential losses associated with DSL's withdrawal from Angola. The Company is currently reviewing all of its available alternatives in connection with the cessation of DSL's operations in Angola, including various disputes with its minority partner in a joint venture which managed certain of the Angolan business.

FISCAL 1996 AS COMPARED TO FISCAL 1995

                  Revenues--manufactured products. Manufactured products revenues increased $6.3 million, or 54%, to $18.0 million in fiscal 1996 from $11.7 million in fiscal 1995. This increase resulted primarily from a 35% increase in domestic and international products revenues, coupled with revenues generated by the DTC and NIK operations for one and two quarters, respectively.

                  Revenues--security services. Security services revenues were $13.0 million in fiscal 1996 during the period from August 1, 1996 through December 31, 1996. No security services revenues prior to August 1, 1996 have been included in the Company's financial information.

                  Cost of sales. Cost of sales increased $13.7 million, or 184%, to $21.1 million in fiscal 1996 from $7.4 million in fiscal 1995. Of such increase, $10.1 million is due to increased security services revenues generated in fiscal 1996, as stated above. As a percentage of total revenues, cost of sales increased to 68.4% in fiscal 1996 from 63.4% in fiscal 1995, reflecting the higher cost of sales associated with the security services business. Manufactured products business gross margin increased to 40% in fiscal 1996 from 37% in fiscal 1995, due to the impact of higher margins earned on manufactured products sold by both DTC and NIK.

                  Operating Expenses. Operating expenses increased $3.6 million, or 111%, to $6.9 million in fiscal 1996 from $3.3 million in fiscal 1995. As a percentage of net sales, operating expenses decreased to 22% in fiscal 1996 from 28% in fiscal 1995. DSL's operating expenses as a percentage of net sales amounted to 14% for fiscal 1996, whereas the manufactured products division's operating expenses as a percentage of net sales amounted to 28% for fiscal 1996. Of the $3.6 million increase, $1.8 million is attributable to DSL, approximately $800,000 is due to increases in commissions resulting from increased sales in the manufactured products division, and the remainder is due to the additional operating costs associated with NIK and DTC.

                  Depreciation and amortization. Depreciation and amortization increased $406,000 to $554,000 in fiscal 1996 from $148,000 in fiscal 1995. Of the $406,000 increase, the majority was due to additional depreciation and amortization related to the manufactured products business (i.e., the DTCoA Assets purchased). In addition, approximately $159,000 of this expense relates to the amortization of goodwill on the books of DSL at the time of the merger and carried over onto the books of the Company.

                  Equity in earnings of investees. Equity in investments held by DSL amounted to approximately $320,000 in fiscal 1996 compared to $0 in fiscal 1995. These earnings relate to GTL and JSGS, as discussed previously.

                  Interest expense, net. Interest expense, net increased $234,000, or 83%, to $515,000 in fiscal 1996 from $281,000 in fiscal 1995. This increase resulted primarily from $261,000 of interest expense incurred by DSL relating to its working capital loan. This loan has subsequently been repaid in full. In addition, the Company incurred net interest expense of $253,000 on its outstanding 5% Convertible Subordinated Notes (the "Convertible Notes"), which were redeemed and converted to Common Stock in December 1996.

                  Other income. Other income decreased $226,000 to $2,000 in fiscal 1996 from $228,000 in fiscal 1995. The other income in fiscal 1995 relates to the release of a non-compete agreement entered into in 1990 between the Company and a competitor.

                  Income before income taxes. Income before income taxes increased $1.3 million to $2.1 million in fiscal 1996 from $824,000 in fiscal 1995. Of the $1.3 million increase, approximately $600,000 was attributable to the manufactured products division and approximately $700,000 to the security services division.

                  Income taxes. The Company's net operating loss carry forward ("NOL") at December 28, 1996 decreased to approximately $4.4 million from approximately $4.7 million at January 1, 1996. Due to the Company's change in control resulting from the Kanders investment in January 1996, the allowed annual usage of this tax benefit became restricted to approximately $300,000 per year.

                  The Company's effective tax rate was 37% in fiscal 1995 compared to 57% in fiscal 1996 (excluding the U.S. GAAP adjustment of the preference share dividends). This increase in rate was incurred due to an unusual and extraordinary tax penalty of approximately $320,000 relating to DSL's operation in Kazakhstan. Had this charge not been incurred, DSL's effective tax rate would have been 45%.

                  In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company has recorded a deferred tax asset, representing its cumulative net operating loss carryforward and deductible temporary differences, subject to applicable limits and an asset valuation allowance. Any future benefit obtained from the realization of this asset will be applied to reduce the reorganization value in excess of amounts allocable to identifiable assets. As of December 28, 1996, the gross amount of this deferred tax asset was $1.9 million, of which $1.8 million has been offset by a valuation allowance.

                  Dividends on preference shares. Preference share dividends were approximately $239,000 in fiscal 1996. No dividends were paid in fiscal 1995. The preference shares on which dividends were accrued were acquired by the Company on April 16, 1997 in the DSL Transaction.

                  Net income applicable to common stockholders. Net income increased $169,000, or 33%, to $689,000 in fiscal 1996 from $520,000 in fiscal 1995. This increase reflects the effect of increased sales in fiscal 1996 as well as the positive effects on net income from the NIK and DTC operations, partially offset by non-recurring non-operating income only included in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

                  Prior to April 30, 1996, the Company's principal source of working capital was its credit facility with LaSalle. On April 30, 1996, the Company sold $11.5 million principal amount of its Convertible Notes and used a portion of the proceeds thereof to repay all amounts outstanding under the LaSalle credit facility. Thereafter, the Company terminated the LaSalle credit facility. In December 1996, the holders of all of the Convertible Notes converted their Convertible Notes into an aggregate of 2,300,000 shares of Common Stock.

                  On November 14, 1996, the Company entered into a revolving working capital credit facility (the "Credit Facility") with Barnett Bank for up to $10 million. The Credit Facility was amended as of March 26, 1997 to increase the revolving line of credit to $20 million. In addition, the Credit Facility provides for a separate sublimit of $5 million under an acceptance facility. The Credit Facility also provides for the issuance of letters of credit to the Company. As of the end of the fourth quarter of 1997, the Company had no indebtedness to Barnett Bank. The Company's indebtedness under the Credit Facility bears interest, at the Company's option, at a rate of either
(i) Barnett Bank's prime rate less .25% or (ii) an adjusted LIBOR rate equal to 2.25% over the LIBOR rate.

                  As of March 20, 1998, each of the Company's U.S. subsidiaries (the "U.S. Subsidiaries"), other than ABA and U.S. Defense Systems, Inc., a Delaware corporation ("USDS"), is a guarantor of the Company's obligations under the Credit Facility. The Credit Facility is secured by a security interest in, among other things, inventory, accounts receivable, equipment and general intangibles of the Company and each of the U.S. Subsidiaries. In addition, as further collateral for the Credit Facility (i) the Company entered into a Pledge Agreement with Barnett Bank pursuant to which the Company pledged as further collateral for the Credit Facility, all of the issued and outstanding capital stock of each of the U.S. Subsidiaries, other than ABA and USDS, and (ii) NIK and DTC entered into a Collateral Assignment with Barnett Bank (the "Collateral Assignment") pursuant to which they each granted a security interest in the trademarks, patents and other intellectual property owned by each entity. The Company agreed to cause any newly formed or acquired subsidiaries to guarantee the Company's obligations under the Credit Facility.

                  The Credit Facility contains certain restrictive covenants, including limitations on the encumbrance and transfer of assets, the creation of indebtedness and the maintenance of certain levels of tangible net worth and working capital. In addition, the Credit Facility restricts the payment of dividends. The Credit Facility expires on March 1, 1999, subject to extension under certain circumstances.

                  On July 25, 1997, the Company issued 4,000,000 new shares of Common Stock at $10.125 per share through the Public Offering, which was underwritten by Dillon, Read & Co. Inc. (now known as SBC Warburg Dillon Read Inc.), Equitable Securities Corporation (now known as SunTrust Equitable Securities) and Stephens Inc. Net of underwriting discounts and commissions, the Company realized proceeds of $38,070,000, of which approximately $18.6 million was used to repay in full the Company's outstanding balance on the Credit Facility. The remaining net proceeds were invested in short term instruments.

                  As of December 28, 1996, the Company had working capital of $14.3 million, which reflects the net proceeds of $8.6 million (after paying down the LaSalle credit facility to zero) from the issuance of the Convertible Notes as well as positive cash flow from operations. As of December 27, 1997, the Company had working capital of $31.9 million.

                  The Company anticipates that cash generated from the Public Offering, operations and borrowings under the Credit Facility will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months. The Company, however, may require additional financing to pursue its strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company or on a basis that is not dilutive to stockholders.

                  The Company's spending for its fiscal 1998 capital expenditures will be approximately $1.0 million, of which the Company has already spent approximately $150,000. Such expenditures include, among other things, vehicles and communication equipment used in servicing DSL customers, computer equipment and software, and manufacturing machinery and equipment.

YEAR 2000 COMPLIANCE

                  The financial impact to the Company of Year 2000 compliance has not been and is not anticipated to be material to the Company's financial position or results of operations in any given year. The Company has recently purchased and installed information systems, consisting of hardware and software supplied by third parties, which are Year 2000 compliant. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers could "reinfect" the Company's computer systems. The Company could be adversely affected by the Year 2000 problem if it or unrelated parties fail to successfully address this problem. The Company intends to develop a plan to communicate with the unrelated parties, including its regulatory consultants with whom it deals, to coordinate Year 2000 compliance. The costs incurred in addressing Year 2000 compliance will be expensed as incurred and are not expected to be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is included in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

                  The information called for pursuant to this Part III, Items 10, 11, 12 and 13, is incorporated by reference from the Company's definitive proxy statement which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 27, 1997.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.          EXECUTIVE COMPENSATION

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM
         8-K

(a)      Exhibits

                  The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

EXHIBIT NO.       DESCRIPTION
-----------       -----------

2.1** Order confirming Debtor's Third Amended and Restated Plan of Reorganization with the Third Amended and Restated Plan of Reorganization attached thereto (incorporated by reference from Exhibit 2 to Form 8-K, Current Report of the Company, dated October 1, 1993).

2.2** Asset Purchase Agreement, dated as of August 23, 1996, between the Company, DTC, Robert L. Oliver, Sandra A. Oliver and DTCoA (filed as Exhibit 2.1 to Form 8-K, Current Report of the Company, dated October 9, 1996 and incorporated herein by reference).

2.3** Agreement and Plan of Merger, dated July 23, 1996, by and between American Body Armor & Equipment, Inc., a Florida corporation, and the Company (filed as Exhibit 2.1 to Form 8-K, Current Report of the Company, dated September 3, 1996 and incorporated herein by reference).

2.4** Agreement for the Sale and Purchase of the Whole of the Issued Share Capital of DSL, dated April 16, 1997, between the Company, Armor Holdings Limited, NatWest Ventures Nominees Limited and Others and Martin Brayshaw (filed as
                  Exhibit 2.2 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference).

3.1**             Certificate of Incorporation of the Company (filed as Exhibit
                  3.1 to Form 8-K, Current Report of the Company, dated September 3, 1996 and incorporated herein by reference).

3.2** Certificate of Merger of American Body Armor & Equipment, Inc., a Florida corporation, and the Company (filed as Exhibit 3.2 to Form 8-K, Current Report of the Company, dated September 3, 1996 and incorporated herein by reference).

3.3** Bylaws of the Company (filed as Exhibit 3.3 to Form 8-K, Current Report of the Company, dated September 3, 1996 and incorporated herein by reference).

10.1** Amended and Restated Loan Agreement, dated March 26, 1997, between the Company and Barnett Bank (filed as Exhibit 10.4 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference).

10.2** Renewal Promissory Note, dated March 26, 1997, made by the Company in favor of Barnett Bank (filed as Exhibit 10.5 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference).

10.3** Form of Amended and Restated Security Agreement, dated March 26, 1997, made by the Company and each of its U.S. subsidiaries, in favor of Barnett Bank (filed as Exhibit 10.6 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference).

10.4** Pledge Agreement, dated March 26, 1997, made by the Company in favor of Barnett Bank (filed as Exhibit 10.7 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference).

10.5** Form of Collateral Assignment, dated March 26, 1997, made by DTC and NIK in favor of Barnett Bank (filed as Exhibit 10.8 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference.

10.6** Amendment to Acceptance Credit Agreement, dated March 26, 1997, between the Company and Barnett Bank (filed as Exhibit
                  10.9 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference).

10.7** Consent with respect to Guaranty of Payment, dated as of March 26, 1997, of DTC, NIK and Armor Holdings Properties, Inc. (filed as Exhibit 10.10 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference.

10.8** Form of Guaranty of Payment, dated November 14, 1996 (filed as Exhibit 10.11 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference).

10.9**@ Employment Agreement between Jonathan M. Spiller and the Company, dated as of January 18, 1996 (filed as Exhibit 10.6 to Form 10-KSB for fiscal 1995 and incorporated herein by reference).

10.10**@ Employment Agreement between Richard T. Bistrong and the Company, dated as of January 18, 1996 (filed as Exhibit 10.8 to Form 10-KSB for fiscal 1995 and incorporated herein by reference).

10.11**@ Employment Agreement between Robert R. Schiller and the Company, dated as of July 24, 1996 (filed as Exhibit 10.13 to Form 10-KSB for fiscal 1996, dated March 25, 1997 and incorporated herein by reference).

10.12**@ Employment Agreement between J. Lawrence Battle and the Company, dated as of October 29, 1997 (filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 27, 1997, dated November 11, 1997 and incorporated herein by reference).

10.13**@ Employment Agreement between David W. Watson and the Company, dated as of October 29, 1997 (filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 27, 1997, dated November 11, 1997 and incorporated herein by reference).

10.14**@ Service Agreement between Alastair G.A. Morrison, the Company and DSL, dated April 16, 1997 (filed as Exhibit 10.16 to Registration Statement No. 333-28879 on Form S-1 of the Company and incorporated herein by reference).

10.15**@ Service Agreement between the Hon. Richard N. Bethell, the Company and DSL, dated April 16, 1997 (filed as Exhibit 10.17 to Registration Statement No. 333-28879 on Form S-1 of the Company and incorporated herein by reference).

10.16** Form of Escrow Agreement, dated April 16, 1997, between the Company, the Warrantors of DSL and Ashurst Morris Crisp (filed as Exhibit 10.2 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference).

10.17** Form of Registration Rights Agreement, dated April 16, 1997, between the Company and the Vendors of DSL (filed as Exhibit
                  10.3 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference).

10.18** Form of Option for 300,000 shares of Common Stock, dated May 15, 1996 granted to Richmont Capital Partners I, L.P. (filed as Exhibit 10.34 to Registration Statement No. 333-28879 on Form S-1 of the Company and incorporated herein by reference).

10.19** Escrow Agreement, dated September 30, 1996, between the Company, DTC, Robert L. Oliver, Sandra A. Oliver, DTCoA and Union Bank of Switzerland, New York Branch (filed as Exhibit
                  10.4 to Form 8-K, Current Report of the Company, dated October 9, 1996 and incorporated herein by reference).

10.20**           Guaranty Agreement, dated August 26, 1996, by Robert L.
                  Oliver and Sandra A. Oliver for the benefit of the Company (filed as Exhibit 10.5 to Form 8-K, Current Report of the Company, dated October 9, 1996 and incorporated herein by reference).

10.21** Lock-Up Agreement, dated August 23, 1996, by DTCoA for the benefit of the Company (filed as Exhibit 10.6 to Form 8-K, Current Report of the Company, dated October 9, 1996 and incorporated herein by reference).

10.22** Authorized Distributor Agreement, dated September 30, 1996, by and among DTC, XM Corporation, f/k/a DTCoA, a Wyoming corporation, and Robert L. Oliver (filed as Exhibit 10.7 to Form 8-K, Current Report of the Company, dated October 9, 1996 and incorporated herein by reference).

10.23** Form of Indemnification Agreement for Directors of the Registrant, dated September 21, 1993 (filed as Exhibit 10.4 to Form 10-KSB, Annual Report of the Company for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.24** Form of Indemnification Agreement for Officers of the Registrant, dated February 28, 1994 (filed as Exhibit 10.5 to Form 10-KSB, Annual Report of the Company for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.26**# American Body Armor & Equipment, Inc. 1994 Incentive Stock Plan (incorporated by reference from Form S-8 filed on October 10, 1994, Reg. No. 33-018863).

10.27*#           Armor Holdings, Inc. Amended and Restated 1996 Stock Option
                  Plan.

10.28**# Armor Holdings Inc. Amended and Restated 1996 Non-Employee Directors Stock Option Plan (incorporated by reference from the Company's 1997 Definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, held June 12, 1997, as filed with the Commission on May 27, 1997).

20.1** 1998 Definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 27, 1997 (incorporated by reference).

21.1*             Subsidiaries of the Company.

23.1*             Consent of Deloitte & Touche LLP.

23.2*             Consent of KPMG

27.1*             Financial Data Schedule.

          *  Filed herewith.
         **  Incorporated herein by reference.
          @  This Exhibit represents a management contract.
          #  This Exhibit represents a compensatory plan.

(b)      Financial Statements and Schedules

         (1) The following Financial Statements of the Company (which appear beginning at sequential page number F-1) are included herein:

Independent Auditors' Report............................................F-1

Consolidated Balance Sheets.............................................F-3

Consolidated Income Statements..........................................F-5

Consolidated Statements of Stockholders' Equity.........................F-6

Consolidated Statements of Cash Flows...................................F-7

Notes to Consolidated Financial Statements..............................F-8

         (2) Schedules for which provision is made in the applicable accounting regulations of the Commission have been omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(c)      Reports on form 8-K

                  The Company did not file any current Reports on Form 8-K during fourth quarter 1997.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Armor Holdings, Inc.
Jacksonville, Florida

We have audited the consolidated balance sheets of Armor Holdings, Inc. and subsidiaries (the "Company") as of December 27, 1997 and December 28, 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the three years ended December 27, 1997, December 28, 1996 and December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. These consolidated financial statements give retroactive effect to the merger with DSL Group Limited ("DSL") on April 16, 1997, which has been accounted for as a pooling of interests as described in Note 1. We did not audit the financial statements of Defence Systems Colombia S.A. ("DSC") (a consolidated subsidiary), which statements reflect total assets of $3,771,000 at December 27, 1997 and total revenues of $10,766,000 for the year then ended. Also, we did not audit the financial statements of DSL included in the December 28, 1996 consolidated financial statements of the Company, which statements reflect total assets of $20,799,000 as of December 28, 1996 and total revenues of $12,956,000 for the period then ended. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for DSC in the December 27, 1997 financial statements and DSL in the December 28, 1996 financial statements, is based solely upon the reports of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armor Holdings, Inc. as of December 27, 1997 and December 28, 1996 and the results of their operations and their cash flows for the three years ended December 27, 1997, December 28, 1996 and December 31, 1995 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Deloitte & Touche, LLP
New York, New York
March 19, 1998

INDEPENDENT AUDITORS' REPORT
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF DSL GROUP LIMITED

          We have audited the consolidated balance sheet of DSL Group Limited and subsidiaries at 31 December 1996 and the related consolidated profit and loss account, consolidated statement of total recognised gains and losses, reconciliation of movements in shareholders' funds and consolidated cash flow statement for the period from 3 June 1996 (date of incorporation) to 31 December 1996 (none of which aforementioned financial statements are separately presented herein). These consolidated financial statements are the responsibility of the management of DSL Group Limited. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

          We conducted our audit in accordance with auditing standards generally accepted in the United Kingdom and in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSL Group Limited and subsidiaries at 31 December 1996 and the results of their operations and their cash flows for the period from 3 June 1996 to 31 December 1996, in conformity with generally accepted accounting principles in the United Kingdom.

          Accounting principles generally accepted in the United Kingdom vary in certain significant respects from accounting principles generally accepted in the United States of America. Application of accounting principles generally accepted in the United States would have affected profit attributable to shareholders for the period from 3 June 1996 to 31 December 1996 and shareholders' funds at 31 December 1996, to the extent summarised in Note 24 to the consolidated financial statements.


/s/ KPMG

KPMG
Chartered Accountants
Registered Auditors
London, England
15 April 1997

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 27, 1997 AND DECEMBER 28, 1996
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                               December 27,            December 28,
                                                                                   1997                    1996
                                                                           --------------------    --------------------
ASSETS
Current Assets:
    Cash and cash equivalents......................................               $19,300                 $ 8,045
    Accounts receivable (net of allowance for
       doubtful accounts of $845 and $458 )........................                15,752                  10,309
    Inventories....................................................                 5,731                   4,161
    Prepaid expenses and other current assets......................                 1,816                   3,139
                                                                           --------------------    --------------------

        Total current assets.......................................                42,599                  25,654

Property, plant and equipment, net.................................                10,041                   4,932

Goodwill (net of accumulated amortization of $659 and
  $167)                                                                            13,701                   9,784
Reorganization value in excess of amounts
  allocable to indentifiable assets (net of
  accumulated amortization of $757 and $651).......................                 3,318                   3,424

Patents and trademarks (net of accumulated
  amortization of $403 and $108)...................................                 3,978                   4,196

Investment in unconsolidated subsidiaries..........................                   329                   1,268

Other assets.......................................................                 1,521                     272
                                                                           --------------------    --------------------


Total assets.......................................................               $75,487                 $49,530
                                                                           ====================    ====================






                See notes to consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 27, 1997 AND DECEMBER 28, 1996
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                           December 27,     December 28,
                                                                               1997             1996
                                                                         ----------------  ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and
       capitalized lease obligations..................................     $     190         $    2,423
    Accounts payable, accrued expenses and other
       current liabilities............................................         8,743              8,209
    Income taxes payable..............................................         1,732                732
                                                                         ----------------  ---------------

        Total current liabilities.....................................        10,665             11,364

Minority interest.....................................................           213                 31
Long-term debt and capitalized lease obligations,
   less current portion...............................................            11              5,780
                                                                         ----------------  ---------------

   Total liabilities..................................................        10,889             17,175

Commitments and contingencies (Notes 6, 10 and 11) ...................

Preference shares.....................................................             -              7,480

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
      0 shares issued and outstanding.................................             -                  -
   Common stock, $.01 par value; 50,000,000 shares
     authorized; 16,023,740 and 11,691,232 issued and
     outstanding......................................................           160                117
    Additional paid-in capital........................................        61,496             23,322
    Foreign currency translation adjustment...........................          (353)              (229)
    Retained Earnings.................................................         4,823              1,665
    Treasury stock....................................................        (1,528)                 -
                                                                         ----------------  ---------------
       Total stockholders' equity.....................................        64,598             24,875
                                                                         ----------------  ---------------


Total liabilities and stockholders' equity............................       $75,487            $49,530
                                                                         ================  ===============






                See notes to consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
     YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996 AND DECEMBER 31, 1995
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                       YEAR ENDED
                                             -------------------------------------------------------------
                                              DECEMBER 27, 1997    DECEMBER 28, 1996    DECEMBER 31, 1995
                                             -------------------- -------------------  --------------------
Revenues:
  Products.................................        $29,869             $18,011               $11,741
  Services.................................         48,445              12,956                     -
                                             -------------------- -------------------  --------------------

Total Revenues.............................         78,314              30,967                11,741
                                             -------------------- -------------------  --------------------

Costs and Expenses:
  Cost of sales............................         57,438              21,172                 7,443
  Operating expenses.......................         12,473               6,905                 3,273
  Depreciation and amortization                      1,127                 554                   148
  Merger, integration and other non-
      recurring charges....................          2,542                   -                     -
  Equity in earnings of  investees.........           (746)               (320)                    -
  Interest expense, net....................            195                 515                   281
                                             -------------------- -------------------  --------------------

       Total costs and expenses............         73,029              28,826                11,145

Operating income...........................          5,285               2,141                   596

Other income...............................            392                   2                   228
                                             -------------------- -------------------  --------------------

Income before provision for income taxes             5,677               2,143                   824

Provision for income taxes.................          2,376               1,215                   304
                                             -------------------- -------------------  --------------------

Net Income ................................          3,301                 928                   520

Dividends on preference shares.............            143                 239                     -
                                             -------------------- -------------------  --------------------

Net income applicable to common
  shareholders ............................        $ 3,158             $   689               $   520
                                             ==================== ===================  ====================
Basic earnings per share                           $  0.23             $  0.09               $  0.08
                                             ==================== ===================  ====================
Diluted earnings per share                         $  0.21             $  0.08               $  0.08
                                             ==================== ===================  ====================

                See notes to consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996 AND DECEMBER 31, 1995
                                 (IN THOUSANDS)


                                               CONVERTIBLE
                                              PREFERRED STOCK      COMMON STOCK
                                            -------------------- -----------------
                                                                                    ADDITIONAL                  FOREIGN
                                                        STATED               PAR     PAID-IN       RETAINED     CURRENCY
                                              SHARES     VALUE    SHARES    VALUE     CAPITAL      EARNINGS    TRANSLATION
                                            ---------------------------------------------------- ------------ -------------
Balance, December 31, 1994.................   1,457    $ 1,457    4,697     $ 141    $ 2,319        $  510       $     -
 Dividends on preferred stock..............                                                            (43)
 Conversion of preferred stock.............    (243)      (243)     347        10        233
 Issuance of stock in lieu of directors
    fees...................................                          14                   14
 Issuance of stock granted
    under stock plans......................                          33         1         28
 Net income ...............................                                                            520
                                            -------    -------   ------     -----    -------        ------       -------
Balance, December 31, 1995.................   1,214      1,214    5,091       152      2,594           987             -
 Change in par value of common
    stock..................................                                  (102)       102
 Dividends on preferred stock..............                                                            (11)
 Conversion of preferred stock.............  (1,214)    (1,214)   1,735        17      1,197
 Exercise of stock options.................                          26         1         62
 Exercise of stock grants..................                          72         1         54

 Issuance of stock in lieu of
    directors fees.........................                           3                   15

 Conversion of convertible notes, net
   of related debt issuance costs..........                       2,300        23     10,610
 Issuance of stock for acquisitions .......                       2,214        22      7,121
 Issuance of common stock..................                         250         3      1,567
 Foreign currency translation
    adjustment.............................                                                                         (229)
 Dividends on preference shares............                                                           (239)
 Net income ...............................                                                            928
                                            -------    -------   ------     -----    -------        ------       -------
Balance, December 28, 1996.................       -          -   11,691       117     23,322         1,665          (229)
 Exercise of stock options.................                         217         2        539
 Issuance of stock for acquisitions........                         115         1      1,200
 Recovery of acquisition escrow
   shares..................................
 Issuance of common stock..................                       4,000        40     36,435
 Foreign currency translation
    adjustment.............................                                                                         (124)
 Dividends on preference shares............                                                           (143)
 Net income................................                                                          3,301
                                            -------    -------   ------     -----    -------        ------       -------
Balance, December 27, 1997.................       -    $     -   16,023     $ 160    $61,496        $4,823       $  (353)
                                            =======    =======   ======     =====    =======        ======       =======

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)


                                              TREASURY
                                                STOCK       Total
                                            ------------------------
Balance, December 31, 1994.................     $    -    $ 4,427
 Dividends on preferred stock..............                   (43)
 Conversion of preferred stock.............                     -
 Issuance of stock in lieu of directors
    fees...................................                    14
 Issuance of stock granted
    under stock plans......................                    29
 Net income ...............................                   520
                                                ------    -------
Balance, December 31, 1995.................          -      4,947
 Change in par value of common
    stock..................................                     -
 Dividends on preferred stock..............                   (11)
 Conversion of preferred stock.............                     -
 Exercise of stock options.................                    63
 Exercise of stock grants..................                    55

 Issuance of stock in lieu of
    directors fees.........................                    15

 Conversion of convertible notes, net
   of related debt issuance costs..........                10,633
 Issuance of stock for acquisitions .......                 7,143
 Issuance of common stock..................                 1,570
 Foreign currency translation
    adjustment.............................                  (229)
 Dividends on preference shares............                  (239)
 Net income ...............................                   689
                                                ------    -------
Balance, December 28, 1996.................          -     24,875
 Exercise of stock options.................                   541
 Issuance of stock for acquisitions........                 1,201
 Recovery of acquisition escrow
   shares..................................     (1,528)    (1,528)
 Issuance of common stock..................                36,475
 Foreign currency translation
    adjustment.............................                  (124)
 Dividends on preference shares............                  (143)
 Net income................................                 3,158
                                                ------    -------
Balance, December 27, 1997.................    $(1,528)  $ 64,598
                                                ======    =======




                See notes to consolidated financial statements.


                                   F-6 (continued)

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
     YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996 AND DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                                               YEAR ENDED
                                                                      -------------------------------------------------------------
                                                                       DECEMBER 27, 1997     DECEMBER 28, 1996   DECEMBER 31, 1995
                                                                      --------------------  ------------------- -------------------
OPERATING ACTIVITIES:
  Net Income.....................................................          $   3,301             $   928             $    520
  Adjustments to reconcile net income to
    cash (used in) provided by operating
    activities:
  Preferred Stock Dividends......................................               (143)               (239)
  Depreciation and amortization..................................              1,976                 818                  148
  Loss on sales and disposals of equipment.......................                166
  Deferred income taxes..........................................              1,203                   2                  300
  Directors' fees................................................                  -                  15                   14
  Increase in accounts  receivable...............................             (3,468)             (2,115)                (745)
  Increase in inventories........................................             (1,001)               (423)                 (59)
  (Increase) decrease in prepaid expenses and other assets.......             (1,129)                870                 (257)
  (Decrease) increase in accounts payable, accrued
     liabilities and other current liabilities...................             (3,715)              1,783                 (168)
  Increase in income taxes payable...............................              1,072
  Increase in minority interest..................................                182
                                                                      --------------------  ------------------- -------------------

  Net cash (used in) provided by operating activities............             (1,556)              1,639                 (247)
                                                                      --------------------  ------------------- -------------------

INVESTING ACTIVITIES:
  Purchase of property and equipment.............................             (5,153)             (1,860)                (119)
  Purchase of patents and trademarks.............................                (76)             (2,828)
  Purchase of business, net of assets acquired...................             (3,607)            (11,740)
  Dividends received from associated companies...................                939
  Proceeds from the sale of equipment............................                 20
                                                                      --------------------  ------------------- -------------------

  Net cash used in investing activities..........................             (7,877)            (16,428)                (119)
                                                                      --------------------  ------------------- -------------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and preference
    shares.......................................................             36,475               8,886
  Preferred Stock dividends......................................               (382)                (11)                 (43)
  Repurchase of preference shares................................             (7,480)
  Proceeds from the exercise of stock options....................                201                  26
  Net borrowings (payments) under line of credit.................                  -             (1,997)                  329
  Net repayments of long-term debt...............................             (8,002)               (500)                 (14)
  Net borrowings (repayments) under capital
     expenditure facility........................................                                    (52)                  52
  Net proceeds from issuance of other debt.......................                                  6,863
  Net proceeds from issuance of 5% convertible
     subordinated notes..........................................                                 10,633
                                                                      --------------------  ------------------- -------------------

  Net cash provided by financing activities......................             20,812              23,848                  324
                                                                      --------------------  ------------------- -------------------
  Net effect of translation of foreign currencies................               (124)               (184)                   -
                                                                      --------------------  ------------------- -------------------
  Net increase (decrease) in Cash and Cash equivalents...........             11,255               8,875                  (42)
  Cash and Cash Equivalents, Beginning of Period.................              8,045                (830)                 315
                                                                      --------------------  ------------------- -------------------

  Cash and Cash Equivalents, End of Period.......................          $  19,300           $   8,045           $      273
                                                                      ====================  =================== ===================




                See notes to consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 31, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Armor Holdings, Inc. (the "Company"), and its subsidiaries American Body Armor & Equipment, Inc., a Delaware corporation ("ABA"), Armor Holdings Properties, Inc., a Delaware corporation ("AHPI"), NIK Public Safety, Inc., a Delaware corporation ("NIK"), Defense Technology Corporation of America, a Delaware corporation ("DTC"), Armor Holdings Limited, a corporation incorporated under the laws of England, Supercraft (Europe) Limited, a corporation organized under the laws of England ("Supercraft"). All material intercompany balances and transactions have been eliminated in consolidation.

   ORGANIZATION -- Armor Holdings, Inc. ("the Company") acquired the NIK Assets effective as of July 1, 1996 and substantially all of the DTCOA assets as of September 30, 1996. On April 7, 1997, the Company acquired the outstanding share capital of Supercraft. On June 9, 1997, the Company acquired the remaining 50% interest of GTL that it did not previously own. These acquisitions were accounted for by the purchase method, and the purchase price was assigned to assets acquired and liabilities assumed based on their fair value at the date of acquisition.

   POOLING OF INTERESTS -- On April 16, 1997, the Company issued 1,274,217 shares of its common stock in exchange for all of the outstanding ordinary shares of DSL. DSL provides specialized security services in high risk and volatile environments. On July 31, 1996 DSL acquired all of the share capital of DSL Holdings Limited ("DSL Holdings"). As a result, DSL recorded the net assets acquired on July 31, 1996 at fair value of approximately $2,800,000 and also recorded approximately $9,600,000 of goodwill. The Company's combination with DSL was accounted for as a pooling of interests and the accompanying financial statements have been restated to give effect to the combined results of AHI and DSL since inception.

   In connection with the DSL combination, the Company paid $6,850,000 in repayment of DSL's outstanding credit facility and approximately $7,480,000 for all of the outstanding preference shares of DSL. (See Notes 6 and 7).

   COMPANY'S BUSINESS -- The Company is a leading manufacturer of security equipment, including body armor, less-lethal munitions, and anti-riot products. The Company is also a leading provider of security planning, advisory and management services to corporations and governmental agencies operating in unstable areas of the world.

   CASH EQUIVALENTS -- The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

   CONCENTRATION OF CREDIT RISK -- The Company's accounts receivable consist of amounts due from customers and distributors located throughout the world. International product sales generally require cash in advance or confirmed letters of credit on U.S. banks.

   INVENTORIES -- Inventories are stated at the lower of cost or market determined on the first-in, first-out ("FIFO") basis.

   FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying values of the Company's various financial instruments reflected in the accompanying statements of financial position approximate their estimated fair values at December 27, 1997 and December 28, 1996.

   PROPERTY AND EQUIPMENT -- Property and equipment are carried at cost less accumulated depreciation. Property and equipment acquired prior to September 21, 1993 were recorded at their estimated fair values as a result of the emergence from bankruptcy. Depreciation is computed using the straight-line method based on estimated lives of 3 to 31.5 years.

   GOODWILL - Goodwill is amortized on a straight-line basis over twenty-five years and is periodically reviewed for impairment by comparing carrying value to undiscounted expected future cash flows.

   REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS -- is amortized or otherwise reduced in amounts not less than those which would be recognized on a straight-line basis over twenty-five years.

   PATENTS AND TRADEMARKS -- Patents and trademarks were acquired through acquisitions accounted for by the purchase method of accounting. Such assets are amortized on a straight line basis over their remaining lives of 10 to 15 years.

   NEW ACCOUNTING STANDARDS -- In June 1997, the Financial Accounting
Standards Board ("FASB") issued Statement of Finance Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. This standard requires enterprises to display comprehensive income and its components in financial statements, to classify items of comprehensive income by their nature in financial statements, and to display the accumulated balances of other comprehensive income in stockholders' equity separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and the Company intends to adopt the standard for its fiscal year beginning December 28, 1997. The Company has determined that it will display comprehensive income in the Consolidated Statement of Shareholders' Equity for the fiscal year 1998.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," replacing SFAS No. 14 and its amendments. This standard requires enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders; to report certain enterprise-wide information about products and services, activities in different geographic areas, and reliance on major customers; and to disclose certain segment information in their interim financial statements. The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision maker. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, however early adoption is encouraged. The Company has elected to adopt the standard for the fiscal year 1997.

   ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   INCOME TAXES -- In connection with the adoption of fresh-start reporting, the Company adopted SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method specified thereunder, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are offset by deferred tax assets representing the tax-effected cumulative net operating loss carryforwards and deductible temporary differences, subject to applicable limits and an asset valuation allowance. Future benefits obtained from utilization of net operating loss carryforwards or from the reduction in the income tax asset valuation allowance existing on September 20, 1993 have been and will be applied to reduce reorganization value in excess of amounts allocable to identifiable assets. At December 27, 1997 the Company's consolidated foreign subsidiaries have unremitted earnings of approximately $1.1 million on which the Company has not recorded a provision for U.S. Federal income taxes since these earnings are considered to be permanently invested. Such foreign earnings have been taxed according to the regulations existing in the countries in which they were earned.

   REVENUE RECOGNITION -- The Company records sales at gross amounts to be received, including amounts to be paid to agents as commissions. The Company records service revenue as the service is provided on a contract by contract basis. Other income for 1997 includes amounts received as agent for a former employee in selling shares of the Company's stock. In 1995, other income includes amounts received in settlement of a non-competition agreement.

   FOREIGN CURRENCY TRANSLATION -- In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation", assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment which represents the effect of translating assets and liabilities of the Company's foreign operations was an approximate loss of $353,000 and $229,200 for the years ended December 27, 1997 and December 28, 1996, respectively.

   RECLASSIFICATIONS -- Certain reclassifications have been made to the 1995 and 1996 financial statements in order to conform to the presentation adopted for 1997.

2. BUSINESS COMBINATIONS

  DSL GROUP LIMITED

   On April 16, 1997, the Company combined with DSL Group Limited, a United Kingdom corporation ("DSL"), in a transaction accounted for as a pooling of interests (the "DSL Transaction"). DSL is a leading provider of specialized security services in high risk and volatile environments. DSL was formed on June 3, 1996 for the purpose of acquiring DSL Holdings Limited ("DSL Holdings"), its predecessor corporation, whose assets included an indirect
50% interest in Gorandel Trading Limited. DSL's acquisition of DSL Holdings was completed on July 31, 1996. The consolidated financial statements of the Company for fiscal 1997 and 1996 include the results of DSL since its inception. In connection with the DSL Transaction, the Company issued 1,274,217 shares of Common Stock valued at the time at $10.9 million for all of the outstanding ordinary share capital of DSL and paid $7.5 million in cash for all of the outstanding preference shares. The Company also assumed and subsequently repaid $6.9 million, plus interest, of DSL's outstanding credit facility.

                                                                         1996
                                                     --------------------------------------------
                                                      COMPANY             DSL            TOTAL
                                                     HISTORICAL       HISTORICAL       HISTORICAL
                                                     -----------      -----------     -----------
                                                       (in thousands, except per share amounts)
Revenues                                               $18,011         $12,956           $30,967
Net Income                                             $   835         $  (146)          $   689
Net Inccome Per Common Share and Common
  Equivalent Share                                     $   .10              --           $   .08



   DEFENSE TECHNOLOGY CORPORATION OF AMERICA

   On September 30, 1996, a wholly-owned subsidiary of the Company, Defense Technology Corporation of America, a Delaware corporation ("DTC"), acquired substantially all of the assets (the "DTCoA Assets") of Defense Technology Corporation of America, a Wyoming corporation ("DTCoA"). DTC manufactures less-than-lethal and anti-riot products, including pepper sprays, tear gas, distraction devices, flameless expulsion grenades and specialty impact munitions, which it distributes to U.S. and foreign law enforcement agencies and the military. The Company acquired these assets by paying DTCoA a purchase price consisting of approximately $838,000 in cash, 270,728 shares of Common Stock valued at the time at $2.0 million, subject to reduction under certain circumstances, and by issuing to Key Bank of Wyoming ("Key Bank"), which made a credit facility available to DTCoA, 358,714 shares of Common Stock valued at the time at $2.65 million in return for Key Bank's agreement to release its liens on the assets of DTCoA. The Company also assumed certain specified liabilities of DTCoA.

   The acquisition of DTCoA has been accounted for under the purchase method. Accordingly, the results of its operations are included in the consolidated financial statements from the date of acquisition.

   NIK PUBLIC SAFETY PRODUCT LINE

   Effective as of July 1, 1996, NIK Public Safety, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company ("NIK"), acquired the NIK Public Safety Product Line (the "NIK Product Line"). NIK assembles and distributes portable narcotic identification kits used for the identification of narcotic substances by law enforcement agencies. In addition, NIK distributes the Flex-Cuf(Registered Trademark) restraint, specimen collection kits, evidence collection kits and tamper guard evidence tape. The Company acquired the NIK Product Line for a purchase price consisting of 310,931 shares of Common Stock valued at the time at $2.4 million.



GORANDEL TRADING LIMITED

   On June 9, 1997, the Company acquired the remaining 50% of Gorandel
Trading Limited, a Cyprus corporation ("GTL"), that it did not previously own. GTL provides specialized security services throughout Russia and Central Asia. The aggregate purchase price of the transaction was approximately $2.4 million, consisting of $570,000 in cash paid at closing, $600,000 in cash to be paid upon the satisfaction of certain conditions and 115,176 shares of Common Stock valued at the time at $1.2 million.

SUPERCRAFT (EUROPE) LIMITED

   On April 7, 1997, the Company acquired Supercraft (Europe) Limited, f/k/a Supercraft (Garments) Limited, a United Kingdom corporation ("Supercraft"). Supercraft is a European manufacturer of military apparel, high visibility garments and ballistic resistant vests, which it distributes to law enforcement and military agencies throughout Europe, the Middle East and Asia. The Company acquired Supercraft for an initial total purchase price of approximately $2.6 million consisting of (i) approximately $1.3 million in cash, subject to adjustments, (ii) $875,000 in cash which was placed in escrow pending final disposition of title to certain real property (of which title has now been properly transferred to the Company) and (iii) certain additional consideration in an amount not to exceed 250,000 pounds sterling (approximately $410,000) based on 1997 operating results. The Company was not required to pay this additional consideration.

The unaudited consolidated results of operations of the Company on a pro forma basis as if the Company had consummated the above acquisitions on January 1, 1996, are as follows (in 000's, except per share amounts):


                           PRO FORMA FINANCIAL INFORMATION


                                                                     Years Ended
                                                   ----------------------------------------------
  (IN THOUSANDS, EXCEPT PER SHARE DATA)             DECEMBER 27, 1997          December 28, 1996
                                                   -------------------        -------------------
Revenues                                                   $  82,927             $  68,030
Net income                                                 $   5,385             $   2,300
Diluted earnings per share                                 $     .36             $     .23
Weighted average shares                                       14,764                 9,997

3. INVENTORIES

   Inventories are summarized as follows for the years ended December 27, 1997 and December 28, 1996:

                        (IN THOUSANDS)                                   1997                        1996
                                                               ------------------------    -------------------------
Raw materials                                                                  $2,958                       $1,738
Work-in-process                                                                   770                          859
Finished goods                                                                  2,003                        1,564
                                                               ------------------------    -------------------------
                                                                               $5,731                       $4,161
                                                               ========================    =========================


4. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment at December 27, 1997 and December 28, 1996 are summarized as follows:

                        (IN THOUSANDS)                                   1997                        1996
                                                               ------------------------    -------------------------
Land and improvements                                                  $        716               $          582
Buildings and improvements                                                    6,106                        1,372
Machinery and equipment                                                       5,736                        4,111
Construction in progress                                                          -                          586
                                                               ------------------------    -------------------------

Total                                                                        12,558                        6,651
Accumulated depreciation                                                     (2,517)                      (1,719)
                                                               ------------------------    -------------------------

                                                                       $     10,041               $        4,932
                                                               ========================    =========================

   Depreciation expense for 1997, 1996 and 1995 was approximately $1,079,000, $388,000 and $148,000, respectively.


5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

   Accounts payable, accrued expenses and other current liabilities are summarized as follows for the years ended December 27, 1997 and December 28, 1996:

              (IN THOUSANDS)                                  1997            1996
                                                   -------------------    ----------------
Trade and other payables                                  $   3,940           $  4,828
Accrued expenses                                              4,287              2,260
Deferred consideration for acquisitions                         300                680
Other current liabilities                                       216                441
                                                   -------------------    ----------------
                                                          $   8,743           $  8,209
                                                   ===================    ================

6. INDEBTEDNESS

Debt:

                        (IN THOUSANDS)                                                            1996
                                                                                         ----------------------
Note payable to Finoff & Associates, payable in monthly installments of $10,000
including interest at 8% through October 5, 1998                                               $      200
Mortgage loan payable in monthly installments of $1,296 at 9% through April 1,
1997, with a balloon installment of $127,739 due on May 1, 1997, collateralized
by a first mortgage on a building                                                                     129
DSL credit facility, payable in semi-annually installments including interest
at LIBOR plus 2%, through June 28, 2002 (1)                                                         6,850
DSL bank overdraft facility with monthly interest payments                                            590
Other installment loans                                                                                43
                                                                                         ----------------------
                                                                                                    7,812
Less current portion                                                                               (2,233)
                                                                                         ----------------------
                                                                                               $    5,579
                                                                                         ======================


(1) Proceeds were used to acquire the outstanding shares of DSL Holdings as discussed in Note 1. These borrowings were paid in full subsequent to the Company's combination with DSL.


Capitalized lease obligation:

                             (IN THOUSANDS)                                    1997              1996
                                                                        -------------------  ----------------
Equipment lease bearing interest at 10.88%, expiring November, 1999, collateralized by equipment with an amortized cost of
  approximately $42 at December 27, 1997                                     $          20    $           28
Equipment lease bearing interest at 12%, expiring June, 1998, collateralized by equipment with an amortized cost of
 approximately $241 at December 27, 1997                                               181               363
                                                                        -------------------  ----------------
                                                                                       201               391
Less current portion                                                                  (190)             (190)
                                                                        -------------------  ----------------
                                                                             $          11    $          201
                                                                        ===================  ================


   The Company entered into a revolving working capital credit facility and Bankers Acceptance Facility (the "Credit Facility") on November 14, 1996 with Barnett Bank, N.A., which provides for total borrowings up to $10,000,000 with maximum availability based upon 50% of eligible inventories (with a cap of $1,000,000 for work in process inventory and $6,000,000 for inventory in total) and 85% of eligible accounts receivable. The Credit Facility was amended as of March 26, 1997 to increase the revolving line of credit to $20,000,000. The Credit Facility has various covenants which, among other things, require the Company to maintain certain financial ratios, tangible net worth and working capital, as defined; and limit the Company's ability to pay dividends on its common stock, encumber and transfer assets, incur indebtedness or merge into another corporation. The Company had no borrowings outstanding under the Credit Facility at December 27, 1997. The Credit Facility expires March 1, 1999.

7. PREFERENCE SHARES

   DSL had $7,480,000, (4,400,000 shares) of preference shares with a par value of pounds sterling 0.01. Such shares carried an 8% dividend, were cumulative and redeemable and had a liquidation value of par. The preference shares had no voting rights. The Company paid cash of $7,480,000, including accrued interest of approximately $382,000, to purchase such shares on April 16, 1997.

8. NON-RECURRING ITEMS

Approximately $2.5 million of fees and expenses associated with the DSL Transaction have been expensed in fiscal 1997. These expenses include approximately $1.1 million in professional fees and approximately $1.4 million in costs incurred to consolidate the financial and administrative functions at the Company's headquarters in Jacksonville, Florida. These costs have been substantially paid as of December 27, 1997.

9. INCOME TAXES

   Income tax expense (benefit) for the years ended December 27, 1997, December 28, 1996, and December 31, 1995 consisted of the following components:


                      (IN THOUSANDS)                               1997            1996             1995
                                                          ----------------  ----------------  --------------
Current
  Domestic                                                      $   1,329      $      480         $       4
  Foreign                                                           2,250             734                 -
                                                          ----------------  ----------------  --------------
   Total Current                                                $   3,579      $    1,214         $       4

Deferred
  Domestic                                                      $      68      $      112         $     300
   Foreign                                                         (1,271)           (111)                -
                                                          ----------------  ----------------  --------------
     Total Deferred                                             $  (1,203)     $        1         $     300

      Total Provision for Income Taxes                          $   2,376      $    1,215         $     304
                                                          ================  ================  ==============

   Significant components of the Company's net deferred tax asset as of December 27, 1997 and December 28, 1996 are as follows:


                                                                          1997                 1996
                                                                -------------------   ---------------------
Deferred tax assets:
 Reserves not currently deductible                                    $    289              $   255
 Operating loss carryforwards                                            2,676                1,507
 Other                                                                     154                  154
                                                                -------------------   ---------------------
                                                                         3,119                1,916
Deferred tax asset valuation allowance                                  (1,800)              (1,800)
                                                                -------------------   ---------------------
Net deferred tax asset                                                $  1,319              $   116
                                                                ===================   =====================


   The Company provided a valuation allowance of $1,800,000 against deferred tax assets recorded as of December 27, 1997 and December 28, 1996 in view of, among other things, the expiration dates and other limitations on usage of the net operating loss carryforwards. These deferred tax assets are included in other assets on the balance sheet for the years ended December 27, 1997 and December 28, 1996.

The following reconciles the income tax expense computed at the Federal statutory income tax rate to the provision for income taxes recorded in the income statement:

                                                            1997      1996      1995
                                                        ----------  ---------  -------

Provision for income taxes at statutory Federal rate          34%      34 %       34%
State and local income taxes, net of Federal benefit          .4%       3 %        -
Foreign income taxes                                          .1%      32 %        -
Other non-deductible items                                   7.4%      (5)%        3%
                                                        ----------  ---------  -------
                                                            41.9%      64 %       37%
                                                        ==========  =========  =======

   As of January 1, 1996, the Company had an income tax net operating loss carryforward ("NOL") of approximately $4,400,000. Effective with the change in control of the Company by Kanders Florida Holdings, Inc. on January 18, 1996, the utilization of this NOL became restricted in the United States to approximately $300,000 per year. However, as of December 27, 1997 the Company's net operating losses increased to approximately $7,800,000 and expire in varying amounts in fiscal years 2006 to 2010. The increase in the net operating losses is a result of the recording of DSL deferred tax assets that related to fiscal 1997 losses generated in the United Kingdom which will be offset against future income.

10. OPERATING LEASES

   The Company leases its previous manufacturing facilities under a six year operating lease expiring in 1999, with an option to renew. The Company is also party to various other equipment and vehicle leases. DSL leases its London office under an operating lease expiring in 2002. Approximate total future minimum annual lease payments under all such arrangements are as follows:

YEAR ENDING
-----------
1998                                           $       502,000
1999                                                   360,000
2000                                                   273,000
2001                                                   260,000
2002                                                    85,000
Thereafter                                              10,000
                                            ---------------------
                                               $     1,490,000
                                            =====================


   The Company incurred rent expense of approximately $454,000 (net of sublease income of $35,000), $330,000, and $161,000 during the years ended December 27, 1997, December 28, 1996 and December 31, 1995, respectively.

11. COMMITMENTS AND CONTINGENCIES

   EMPLOYMENT CONTRACTS -- The Company is party to several employment contracts with its management. Such contracts are for varying periods and include restrictions on competition after termination. These agreements provide for salaries, bonuses and other benefits and also specify and delineate the granting of various stock options.

   LEGAL/LITIGATION MATTERS -- In November 1989, the Federal Trade Commission (the "FTC") conducted an investigation into the accuracy of the Company's claims that body armor it sold between 1988 and 1990 complied with testing and certification procedures promulgated by the National Institute of Justice. On November 2, 1994, the Company entered into a consent order voluntarily settling the FTC's charges that the Company engaged in false advertising. Under the consent order, the Company admitted no violations of law but agreed to establish a body armor replacement program under which persons who had purchased body armor between 1988 and 1990 would be identified and offered the chance to buy new, replacement body armor at a reduced price. The consent order sets forth many detailed requirements governing the conduct of the replacement program, the retention of records and the avoidance of false or misleading advertising. Failure to comply with the requirements could make the Company liable for civil penalties. On
January 4, 1995, the Company filed with the FTC a comprehensive compliance report detailing the manner in which it was performing the obligations imposed upon it by the consent order. In February 1997, the FTC asked for additional information, which the Company believes will be the FTC's final request for information before closing the case.


   On January 30, 1997, the Company commenced an action in the Supreme Court of the State of New York, New York County, against DTCoA, the sole stockholder of DTCoA and the President and Chief Executive Officer of DTCoA (collectively, the "Defendants") claiming that the Defendants breached their agreements relating to the sale of the DTCoA Assets to the Company. The relief sought by the Company includes monetary damages of approximately $515,000, plus accruals, and punitive damages. The Company was granted a preliminary injuction enjoining the Defendants from the unauthorized use of the "Defense Technology" name.
In addition, the Company was subsequently granted another preliminary injunction enforcing the restrictive covenants contained in the Asset Purchase Agreement and the Authorized Distributor Agreement prohibiting the Defendants from competing with the Company. On April 3, 1997, the Defendants filed with the court an answer and counterclaims to the Company's complaint. The Defendants have denied each of the Company's allegations and have asserted several affirmative defenses. Defendants have counterclaimed for, among other things, breach of the terms of the Asset Purchase Agreement and the Authorized Distributor Agreement entered into in connection with the Company's acquisition of the DTCoA Assets.The Company believes that the counterclaims asserted against it are without merit, and intends to vigorously defend such counterclaims.

   The Company and DTC, among other parties, have been named as defendants in a product liability lawsuit claiming damages for wrongful death resulting from the use by law enforcement officers of less-than-lethal products sold by DTCoA. The Company's insurance carrier has assumed the defense of this lawsuit, and the Company does not believe at this time that the outcome of this lawsuit wil have a material adverse effect on the Company.

12. STOCKHOLDERS' EQUITY AND PREFERRED STOCK

   CONVERTIBLE PREFERRED STOCK -- The Plan of Reorganization provided for the filing by the Company of its Restated Articles of Incorporation which authorized the issuance of 1,700,000 shares of $1 stated value, 3% convertible preferred stock ("preferred stock"). Pursuant to the Plan of Reorganization, the Company issued 1,700,000 shares of preferred stock.

   In 1995 and 1996, the Company elected to convert 242,851 and 1,214,292 shares, respectively, of preferred stock to common stock at $0.77 per share under conversion provisions calling for the issuance of common stock, the fair market value of which represents 110% of the aggregate stated value of the preferred stock then subject to redemption.

   The Company has authorized a series of preferred stock with such rights, privileges and preferences as the Board of Directors shall from time to time determine.

   ISSUANCE AND CONVERSION OF CONVERTIBLE DEBT -- On April 30, 1996, the Company completed a private placement of its 5% Convertible Subordinated Notes due April 30, 2001 (the "Notes") pursuant to which $11,500,000 aggregate principal amounts of Notes were sold by the Company.

   On December 18, 1996, the Notes were converted into 2,300,000 shares of common stock at a conversion price of $5.00 per share.

   STOCK OPTIONS AND GRANTS -- In 1994, the Company implemented an incentive stock plan and an outside directors' stock plan, which plans collectively provide for the granting to certain key employees of options to acquire the Company's common stock as well as providing for the grant of common stock to outside directors and to all full time employees. Pursuant to such plans, 1,050,000 shares of common stock were reserved and made available for distribution. The option prices of stock which may be purchased under the incentive stock plan are not less than the fair market value of common stock on the dates of the grants.

   Effective January 19, 1996, all stock grants awarded under the 1994 Incentive Stock Plan were accelerated and considered fully vested.

   During 1996, the Company implemented a new incentive stock plan and a new outside directors' stock plan. Pursuant to the new plans, 1,800,000 shares of common stock were reserved and made available for distribution.

   Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

  If compensation cost for stock option grants had been determined based on the fair value on the grant dates for 1997, 1996 and 1995 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and diluted earnings per share would have been adjusted to the pro forma amounts indicated below:


(IN THOUSANDS, EXCEPT PER SHARE DATA)                  1997             1996               1995
                                                     --------         --------           --------
Net earnings                 As reported              $3,158             $689              $520
                             Pro forma                $2,653             $477              $520

Diluted earnings per share   As reported               $0.21            $0.08             $0.08
                             Pro forma                 $0.18            $0.05             $0.08


   Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: dividend yield of 0%, expected volatility of 22%, 33% and 33%, respectively, risk-free interest rates of 6.00%, 5.93% and 5.46%, respectively, and expected lives of 3 years.

  Outstanding options, consisting of ten-year incentive and non-qualified stock options, vest and become exercisable over a three year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable ten-year period.

   A summary of the status of stock option grants as of December 27, 1997 changes during the years ending on those dates is presented below:


                                                                      WEIGHTED
                                                                      AVERAGE
                                                        OPTIONS   EXERCISE PRICE
                                                     ---------------------------
Outstanding at December 31, 1994                          658,500      $0.92
Granted                                                   136,000       0.97
Forfeited                                                 (11,000)      0.97
                                                     -------------

Outstanding at December 31, 1995                          783,500       0.93
Granted                                                 1,068,000       5.97
Exercised                                                 (26,467)      0.97
                                                     -------------

Outstanding at December 28, 1996                        1,825,033       3.88
Granted                                                   485,000      10.36
Exercised                                                (217,332)      0.97
Forfeited                                                 (51,701)      4.37
                                                     -------------
Outstanding at December 27, 1997                        2,041,000       5.69

Options exercisable at December 27, 1997                  995,001      $3.32

Weighted-average fair value of options granted
  during 1997                                            $634,960




   The following table summarizes information about stock options outstanding at December 27, 1997:

                  EXERCISE                       OPTIONS                     OPTIONS         REMAINING
                   PRICE                       OUTSTANDING                 EXERCISABLE          LIFE
----------------------------------------       --------------            ---------------    ------------
$  0.79                                              226,000                     226,000       6.50
   0.97                                              191,000                     191,000       6.70
   1.00                                               24,000                      24,000       8.06
   1.05                                              206,000                     206,000       6.50
   3.75                                              150,000                      50,000       8.05
   6.06                                              150,000                           -       8.60
   6.75                                               20,000                       6,667       8.82
   7.19                                               74,000                      13,000       8.75
   7.25                                               60,000                      20,000       8.69
   7.38                                               15,000                       5,000       8.71
   7.50                                              375,000                     125,000       8.35
   7.81                                               10,000                           -       9.07
   7.88                                                5,000                           -       9.01
   8.00                                               85,000                      28,334       8.95
   8.50                                               10,000                           -       9.22
   9.00                                               10,000                           -       9.28
   9.13                                               10,000                           -       9.26
   9.88                                               20,000                           -       9.30
  10.44                                              250,000                     100,000       9.68
  11.00                                              100,000                           -       9.68
  12.00                                               50,000                           -       9.68
                                               --------------            -----------------
        Total                                      2,041,000                     995,001
                                             ================            =================

Remaining non-exercisable options as of December 27, 1997 become exercisable as follows:

1998                                           319,671
1999                                           504,665
2000                                           221,663


EARNINGS PER SHARE -- In March 1997, the FASB issued SFAS No. 128, "Earnings per Share". This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This Statement is effective for the Company's financial statements for the year ended December 27, 1997.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income and net income available to common stockholders:



        (IN THOUSANDS, EXCEPT PER SHARE DATA)                   1997           1996           1995
                                                           ------------      --------        --------
Numerator for basic and diluted earnings per share:
  Net income available to common stockholders               $     3,158      $    689        $    520
                                                           ------------      --------        --------

Denominator:
  Denominator for basic earnings per share weighted
     average shares.......................................       13,638         7,966           4,754
  Effect of dilutive securities:
    Effect of shares issuable under stock option
      and stock grant plans, based on the
      treasury stock method...............................        1,074           819             325
    Effect of shares issuable under conversion of
      preferred stock.....................................                         91           1,290
                                                           ------------      --------        --------
  Dilutive potential common shares                                1,074           910           1,615
                                                           ------------      --------        --------
 Denominator for diluted earnings per share  --
    adjusted weighted-average shares......................       14,712         8,876           6,369
                                                           ------------      --------        --------

Basic earnings per share..................................  $       .23      $    .09        $    .11
                                                           ============      ========        ========

Diluted earnings per share................................  $       .21      $    .08        $    .08
                                                           ============      ========        ========

13. SUPPLEMENTAL CASH FLOW INFORMATION:


                  (IN THOUSANDS)                                    1997         1996         1995
                                                               ------------   ----------   ------------
Cash paid (received) during the year for:
  Interest                                                         $  673       $  521       $   274
  Income taxes                                                      1,506          (15)            3

Noncash investing and financing activities:
 Issuance of stock under stock plan                                $  201          118            29
 Conversion of preferred stock to common stock                          -        1,214           243
 Conversion of convertible debt to common stock                         -       10,633

Acquisitions (businesses, patents and trademarks):
 Fair value of assets acquired                                     $5,294      $25,573       $     -
 Goodwill recorded                                                  4,731            -             -
 Liabilites assumed                                                (5,218)      (6,535)            -
 Stock issued                                                      (1,200)      (6,460)            -
                                                               ------------   ----------   ------------

 Total cash paid                                                   $3,607      $12,578       $     -
                                                               ============   ==========   ============


14. INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

   At December 27, 1997 and December 28, 1996, the Company has investments in the following companies which it accounts for under the equity method of accounting for investments:

                                                              1997                  1996
                                                      ------------------     --------------------
      Jardine Securicor Gurkha Services Limited                20%                  20%
      Gorandel Trading Limited                                  -                   50%


   The following summarizes significant financial information of these unconsolidated subsidiaries as of and for the twelve months ended December 27, 1997 and the nine months ended December 28, 1996.

                                                              1997                  1996
                                                     ------------------      -------------------
Total Assets                                               $3,303,000          $ 6,582,100
Retained Earnings                                          $  903,000          $ 2,938,800
Total Revenues                                             $4,950,000          $20,720,300
Net Income                                                 $  482,000          $ 3,235,500



15. INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

   Prior to its combinations with DSL, the Company operated in one business segment - Manufactured Products. This segment includes the development, manufacture and distribution of ballistic protective equipment, less-than-lethal products and narcotic identification and evidence equipment. These products are sold through an international network of distributors who serve law enforcement communities. Since the DSL combination, the Company operates in a second business segment - Security Services. This segment includes devising and implementing solutions to complex security problems in high risk areas. DSL's services encompass the provision of detailed threat assessments, security planning, security training, the provision, training and supervision of specialist manpower and other services up to the implementation and management of fully integrated security systems.

  The Company has invested substantial resources outside of the United States and plans to continue to do so in the future. Substantially all of the operations of the services segment is conducted in emerging markets in Africa, Asia and South America. These operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector. Government actions in the future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on the Company and its operating companies. The Company does not have political risk insurance in the countries in which it currently conducts business. Moreover, applicable agreements relating to the Company's interests in its operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for the Company to enforce its rights. Accordingly, the Company may have little or no recourse upon the occurrence of any of these developments. See Note 17.

Revenues, income from continuing operations and identifiable assets for each of the Company's segments for the years ended December 27, 1997 and December 28, 1996, were as follows:

                     (IN THOUSANDS)                               1997                     1996
                                                       -----------------------     -----------------------
Revenues:
  Products                                                        $  29,869               $   18,011
  Services                                                           48,445                   12,956
                                                       -----------------------     -----------------------
    Total revenues                                                $  78,314               $   30,967

Income from operations:
  Products                                                        $   3,651               $    1,680
  Services                                                            4,581                      658
                                                       -----------------------     -----------------------
    Total income from operations                                  $   8,232               $    2,338

Total assets:
  Products                                                        $  29,418               $   21,669
  Services                                                           29,363                   20,799
  Corporate                                                          16,706                    7,062
                                                       -----------------------     -----------------------
                                                                  $  75,487                $  49,530


   The following unaudited information with respect to sales to principal geographic areas for the years ended December 27, 1997, December 28, 1996 and December 31, 1995 is as follows:


              (IN THOUSANDS)                             1997                1996                 1995
Sales to unaffiliated customers:
   North America                                      $   23,574         $    15,838          $    10,371
   South America                                          12,082               4,197                  625
   Africa                                                 25,499               8,587                  745
   Europe/Asia                                            16,079               2,345                    -
   Other
   Miscellaneous foreign                                   1,080                   -                    -
                                             -------------------    -----------------    -----------------
      Total revenues                                   $  78,314         $    30,967            $  11,741

Operating profit:
   North America                                       $   2,212         $     1,223            $     775
   South America                                             738                  67                   47
   Africa                                                  2,823                 605                    -
   Europe/Asis                                             1,206                 (74)                  56
   Other                                                     101                   -                    -

Identifiable assets:
   North America                                         $40,964             $28,731               $8,161
   South America                                           2,847               1,560                    -
   Africa                                                  7,944               6,068                    -
   Europe/Asia                                            23,732              13,171                    -
   Other                                                       -                   -                    -





16. QUARTERLY RESULTS

  The following table presents summarized unaudited quarterly results of operations for the Company for fiscal 1997 and 1996. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

                                                                  Fiscal 1997
                                             ------------------------------------------------------
 Amounts in thousands, except per share data      First       Second        Third        Fourth
                                                 Quarter      Quarter      Quarter       Quarter
----------------------------------------------------------------------------------------------------
Sales                                          $  14,750   $  18,063     $   22,124   $   23,377
Gross Profit                                       4,297       4,834          5,796        5,949
Net income                                           540        (696)         1,618        1,696
Basic earnings per share                       $    0.05   $   (0.05)    $     0.11   $     0.11
Diluted earnings per share                     $    0.04   $   (0.05)    $     0.10   $     0.10
----------------------------------------------------------------------------------------------------

                                                                  Fiscal 1996
                                             ------------------------------------------------------
 Amounts in thousands, except per share data      First       Second        Third        Fourth
                                                 Quarter      Quarter      Quarter       Quarter
----------------------------------------------------------------------------------------------------
Sales                                         $    3,267   $    3,596    $    9,715   $   14,389
Gross Profit                                       1,157        1,338         2,677        4,623
Net income                                            72          144           346          127
Basic earnings per share                          $ 0.01        $0.02    $     0.05   $     0.02
Diluted earnings per share                        $ 0.01        $0.02    $     0.04   $     0.02
----------------------------------------------------------------------------------------------------

17. SUBSEQUENT EVENTS

   On January 16, 1998, DSL ceased operations in the country of Angola. The cessation of operations by DSL in Angola was dictated by that government's decision to deport all of DSL's expatriate management and supervisors. As a result of this action, DSL believed that it could no longer ensure the safety of its personnel or that of its clients. While Angolan operations represented approximately $12.0 million of the Company's revenues during 1997, the contribution was only $1.0 million before allocation of DSL's corporate overhead charges. DSL's assets in Angola of approximately $900,000 have been substantially secured by DSL and DSL's clients have made temporary alternative arrangements for the provision of their ongoing security needs. The Company has recorded a reserve of approximately $500,000 for potential losses associated with DSL's withdrawal from Angola. The Company is currently reviewing all of its available alternatives in connection with the cessation of DSL's operations in Angola, including various disputes with its minority partner in a joint venture which managed certain of the Angolan business. Management does not believe that the outcome of these matters will have a material impact on the financial statements of the Company.


   On January 30, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Low Voltage Systems Technology, Inc., a New Jersey corporation ("LST"). LST is a leading engineered systems distributor specializing in the supply, integration, maintenance and technical support of sophisticated electronic and computer-driven security and fire alarm systems. The aggregate purchase price of the transaction was approximately $750,000, consisting of $562,500 in cash paid at closing and 18,519 unregistered shares of Common Stock valued at the time at $187,500. The Company also assumed and subsequently repaid approximately $204,340 to a stockholder of LST in full satisfaction of loans previously made by such stockholder to LST.

18. EMPLOYEE BENEFIT PLANS

   In October 1997, the Company implemented a 401(k) plan, (the "401(k) Plan") which provides for voluntary contributions by employees and allows for a discretionary contribution by the Company in the form of cash or stock. The Company did not make a discretionary contribution to the 401(k) Plan in 1997. DSL operates a defined contribution plan for its United Kingdom employees. The assets of the plan are held separately by an independently administered fund. The Company contributed approximately 94,000 pounds sterling (or approximately $154,000) for fiscal 1997 and 73,000 pounds sterling (or approximately $119,000) for fiscal 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ARMOR HOLDINGS, INC.

                              /s/ Jonathan M. Spiller
                              ----------------------------------
                              Jonathan M. Spiller
                              President, Chief Executive Officer
                              and Director
                              Dated:  March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Jonathan M. Spiller                        /s/ Warren B. Kanders
-------------------------------------          ----------------------------------
Jonathan M. Spiller                            Warren B. Kanders
President and Chief Executive Officer          Chairman of the Board of Directors
and Director                                   March 26, 1998
Principal Executive Officer
March 26, 1998

/s/ Carol T. Burke                             /s/ Nicholas Sokolow
-------------------------------------          ----------------------------------
Carol T. Burke                                 Nicholas Sokolow
Vice President--Finance                        Director
Principal Financial Officer                    March 26, 1998
March 26, 1998

/s/ Burtt R. Ehrlich                           /s/ Thomas W. Strauss
-------------------------------------          ----------------------------------
Burtt R. Ehrlich                               Thomas W. Strauss
Director                                       Director
March 26, 1998                                 March 26, 1998

/s/ Richard C. Bartlett                        /s/ Alair A. Townsend
-------------------------------------          ----------------------------------
Richard C. Bartlett                            Alair A. Townsend
Director                                       Director
March 27, 1998                                March 26, 1998

                                 EXHIBIT INDEX
                                 -------------


The following Exhibits are filed herewith:

EXHIBIT NO.       DESCRIPTION
-----------       -----------

10.27             Armor Holdings, Inc. Amended and Restated 1996 Stock Option
                  Plan.

21.1              Subsidiaries of the Company.

23.1              Consent of Deloitte & Touche LLP.

23.2              Consent of KPMG

27.1              Financial Data Schedule.