Form 10-Q
period 1998-03-31
ARMOR HOLDINGS INC
filed 1998-05-15
CIK 845752

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                ---------------

                                  FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31,1998, or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____ .

COMMISSION FILE NUMBER 0-18863
                       -------

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

                                ---------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock as of May 15, 1998 is 16,266,946.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

THREE MONTH PERIODS ENDED MARCH 31, 1998 AND MARCH 27, 1997

The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. (the "Company") and its direct and indirect wholly owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all intercompany items and transactions) which management considers necessary for a fair presentation of operating results as of March 31, 1998 and for the three month periods ended March 31, 1998 and March 29, 1997.

These condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

ARMOR HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                            MARCH 31,       DECEMBER 27,
                                              1998             1997
                                           -----------      ------------
                                           (UNAUDITED)           *
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                     $17,291          $ 19,300
Accounts receivable (net of allowance for
  doubtful accounts of $651 and $845)          17,066            15,752
Inventories                                     5,849             5,731
Prepaid expenses and other current assets       4,159             1,816
                                              -------          --------

    Total current assets                       44,365            42,599

PROPERTY, PLANT AND EQUIPMENT, net             10,908            10,041

GOODWILL (net of accumulated amortization
of $802 and $659)                              14,541            13,701

REORGANIZATION VALUE IN EXCESS
OF AMOUNTS ALLOCABLE TO
IDENTIFIABLE ASSETS (net of accumulated
amortization of $769 and $757)                  3,306             3,318

PATENTS AND TRADEMARKS (net of
accumulated amortization of $476 and $403)      3,896             3,978

OTHER ASSETS                                      566             1,850
                                              -------          --------

TOTAL ASSETS                                  $77,582          $ 75,487
                                              =======          ========


                 * Condensed from audited financial statements.
           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                 MARCH 31,   DECEMBER 27,
                                                   1998         1997
                                                -----------  ------------
                                                (UNAUDITED)       *
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt and
   capitalized lease obligations                 $    188      $   190
  Accounts payable, accrued expenses and other
   current liabilities                             10,601       10,475
                                                  -------      -------

   Total current liabilities                       10,789       10,665

MINORITY INTEREST                                      83          213
LONG-TERM DEBT AND CAPITALIZED LEASE
 OBLIGATIONS, less current portion                     50           11
                                                  -------      -------

  Total liabilities                                10,922       10,889

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000
   shares authorized; 0 shares issued
   and outstanding                                     --           --
  Common stock, $.01 par value; 50,000,000
   shares authorized; 16,042,259 and
   16,023,740 issued and outstanding                  160          160
  Additional paid-in capital                       61,683       61,496
  Foreign currency translation adjustment            (252)        (353)
  Retained earnings                                 6,597        4,823
  Treasury stock                                   (1,528)      (1,528)
                                                  -------      -------
   Total stockholders' equity                      66,660       64,598
                                                  -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $77,582      $75,487
                                                  =======      =======



                 * Condensed from audited financial statements.
           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  MARCH 31,      MARCH 29,
                                                    1998           1997
                                                  ---------      ---------
REVENUES:

 Manufactured products                             $ 7,835        $ 6,422
 Integrated security services                       11,800          8,328
                                                  --------        -------
Total Revenues                                      19,635         14,750
                                                  --------        -------

COSTS AND EXPENSES:
 Cost of sales                                      13,601         10,453
 Operating expenses                                  3,303          2,977
 Depreciation and amortization                         379            286
 Equity in earnings of investees                      (155)          (272)
 Interest (income) expense, net                       (242)            69
                                                  --------        -------

INCOME BEFORE INCOME TAXES                           2,749          1,237

INCOME TAXES                                           975            554
                                                  --------        -------
NET INCOME                                           1,774            683

DIVIDENDS ON PREFERENCE SHARES                          --            143
                                                  --------        -------

NET INCOME APPLICABLE TO COMMON
  SHAREHOLDERS                                    $  1,774        $   540
                                                  ========        =======

BASIC EARNINGS PER SHARE                          $   0.11        $  0.05
                                                  ========        =======

DILUTED EARNINGS PER SHARE                        $   0.10        $  0.04
                                                  ========        =======

WEIGHTED AVERAGE SHARES - BASIC                     16,037         11,827
                                                  ========        =======

WEIGHTED AVERAGE SHARES - DILUTED                   17,154         12,797
                                                  ========        =======





           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                    FOR THE THREE MONTHS ENDED
                                                      MARCH 31,     MARCH 29,
                                                        1998          1997
                                                      ---------     ---------
OPERATING ACTIVITIES:
 Net Income                                           $   1,774      $    540
 Adjustments to reconcile net income to cash
  used in operating activities;
 Depreciation and amortization                              435           421
 Deferred income taxes                                       --            33
 Earnings from investees                                   (155)         (272)
 Increase in accounts receivable                           (649)       (2,242)
 Increase in inventories                                   (101)         (736)
 (Increase) decrease in prepaid
   expenses and other assets                               (882)          429
 Decrease in accounts payable,
  accrued liabilities and other
  current liabilities                                      (419)       (1,014)
 Decrease in minority interest                             (130)          --
                                                      ---------      --------
 Net cash used in operating activities                     (127)       (2,841)
                                                      ---------      --------
INVESTING ACTIVITIES:
 Purchase of property and equipment                      (1,073)       (2,038)
 Purchase of business, net of assets acquired              (975)           --
 Dividends received from associated companies                77            47
                                                      ---------      --------
 Net cash used in investing activities                   (1,971)       (1,991)
                                                      ---------      --------
FINANCING ACTIVITIES:
 Proceeds from the exercise of stock options                 --           160
 Net borrowings under line of credit                         --           356
 Net repayments of long-term debt                           (12)         (992)
 Net proceeds from issuance of other debt                    --         1,375
                                                      ---------      --------
Net cash (used in) provided by financing activities         (12)          899
                                                      ---------      --------
Net effect of translation of foreign currencies             101            23
                                                      ---------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (2,009)       (3,910)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           19,300         8,045
                                                      ---------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $  17,291      $  4,135
                                                      =========      ========


           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements include the accounts of Armor Holdings, Inc. (the "Company") and its direct and indirect wholly owned subsidiaries. The financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of normal recurring accruals and the elimination of all intercompany items and transactions) which management considers necessary for a fair representation of operating results, have been included in the statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

      These condensed consolidated financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

      Beginning in fiscal 1998, the Company's fiscal year ends on December 31 and quarters end of the last day of every third month. The Company previously had a 52 or 53 week year ending on the Saturday closest to the last day of December with each quarter being a 13 week period. This change does not significantly or materially impact the comparability of the results of operations for the period ended March 31, 1998 as compared to the period ended March 29, 1997.

2. ADOPTION OF NEW ACCOUNTING STANDARDS

SFAS No. 130

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and the Company has adopted the standard for its fiscal year beginning December 28, 1997. During the three months ended March 31, 1998 and March 29, 1997, total comprehensive income amounted to $1,875,000 and $665,000 respectively, and includes unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity.

ARMOR HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


3. SIGNIFICANT DEVELOPMENTS

      Angolan operations - On January 16, 1998, DSL Group Ltd., a wholly owned subsidiary of AHI ("DSL") ceased operations in the country of Angola. The cessation of operations by DSL in Angola was dictated by that government's decision to deport all of DSL's expatriate management and supervisors. As a result of this action, DSL believed that it could no longer ensure the safety of its personnel or that of its clients. While Angolan operations represented approximately $12.0 million of the Company's revenues during 1997, the contribution was only $1.0 million before allocation of DSL's corporate overhead charges. DSL's assets in Angola of approximately $900,000 have been substantially secured by DSL and DSL's clients have made alternative arrangements for the provision of their ongoing security needs. The Company has recorded a provision in fiscal 1997 which management continues to believe will be sufficient for potential losses associated with DSL's withdrawal from Angola. The Company is currently reviewing all of its available alternatives in connection with the cessation of DSL's operations in Angola, including various disputes with its minority partner in a joint venture which managed certain of the Angolan business. Management does not believe that the outcome of these matters has had or will have a material negative impact on the financial statements of the Company.

      Low Voltage Systems Technology, Inc. - Effective January 30, 1998 the Company acquired all of the issued and outstanding stock of Low Voltage
Systems Technology, Inc., a New Jersey corporation (hereinafter "LST"). LST is a leading engineered systems distributor specializing in the supply, integration, maintenance and technical support of sophisticated electronic and computer-driven security and fire alarm systems. The aggregate purchase price of the transaction was approximately $750,000, consisting of $562,500 in cash paid at closing and 18,519 unregistered shares of Common Stock valued at the time at $187,500. The Company also assumed and subsequently repaid approximately $204,340 to a stockholder of LST in full satisfaction of loans previously made by such stockholder to LST. The acquisition was accounted for as a purchase and accordingly the results of operations for LST are included in the consolidated financial statements since the date of purchase.

      The unaudited consolidated results of operations of the Company on a pro forma basis as if the Company had consummated the above acquisition at the beginning of each period shown, as well as the Supercraft (Europe) Limited and Gorandel Trading Limited acquisitions as discussed in the Company's December 27, 1997 filing on Form 10-K for its fiscal year ended December 27, 1997, on January 1, 1997, are as follows:

                                                   FOR THE THREE MONTHS ENDED
                                                    MARCH 31,      MARCH 29,
                                                      1998           1997
                                                    ---------      ---------
Revenues                                             $ 19,778       $ 18,233
Net income                                           $  1,782       $    972
Diluted earnings per share                           $   0.10       $   0.08
Weighted average shares- diluted                       17,159         12,931

ARMOR HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


4. SUBSEQUENT EVENTS

      Law Enforcement Division of MACE Security International - On April 2, 1998 the Company announced the execution of a definitive agreement to acquire the Law Enforcement Division of MACE Security International (hereinafter "MSI"). This acquisition includes the assets of the Federal Laboratories division and an exclusive license to use the MACE(R) trademark for the manufacture and sale of MACE(R) brand aerosol defensive sprays to law enforcement markets worldwide. The consummation of this acquisition is subject to certain conditions which have yet to be satisfied including the approval of 51% of MSI shareholders. Although no assurances can be made that the transaction will be consummated, the management of Armor Holdings, Inc. expects this acquisition to be completed on or about July 1, 1998.

      Asmara Limited - On April 8, 1998 the Company acquired all of the issued and outstanding stock of Asmara Limited, based in London, England (hereinafter "Asmara"). Asmara provides value-added investigative services to clients on a worldwide basis. Services include personnel investigations, due diligence, asset tracing, and litigation intelligence. This acquisition will be accounted for as a purchase and has a current aggregate purchase price of pounds sterling
1.825 million. The purchase price consists of pounds sterling 1.575 million in cash paid at closing, and 36,846 shares of unregistered stock valued at the time at pounds sterling 250,000. The Company also assumed liabilities of approximately pounds sterling 300,000. Additional purchase price could be paid for the fiscal years ending 1998, 1999 and 2000 totalling an aggregate of pounds sterling 1.5 million. The payment of additional purchase price is contingent upon operating performance meeting certain agreed targets during this period. All 36,846 shares are restricted from sale until April 8, 2001.

      Pro-Tech Armored Products, Inc. - On April 14, 1998 the Company acquired Pro-Tech Armored Products, Inc. of Pittsfield, Massachusetts (hereinafter "Pro-Tech"). Pro-Tech is a leading international manufacturer of hard armor products for the law enforcement market, with product lines that include ballistic shields, bulletproof vests, visors, and other personal accessories. Pro-Tech also manufactures for international distribution protective armor products for helicopters, automobiles, and riot control vehicles. This acquisition will be accounted for as a purchase and has an aggregate purchase price of $1.6 million, $1.015 million in cash paid at closing, and 42,592 shares of unregistered stock valued at the time at $485,000. In addition to the $1.015 million paid in cash, $100,000 remains in escrow and is subject to an audited balance sheet reflecting $700,000 minimum net worth at April 30, 1998. Additional purchase price could be paid in the fiscal years ending 1998, 1999 and 2000 totalling an aggregate of $4 million. The payment of additional purchase price is contingent upon operating performance meeting certain agreed targets during this period. All of the shares and any shares issued for payment of the earn-out are restricted from sale until April 14, 2001.

ARMOR HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


4. SUBSEQUENT EVENTS (CONTINUED)

      CDR International Ltd. - On May 7, 1998 the Company announced the execution of a letter of intent to acquire all of the outstanding shares of CDR International Ltd. ("CDR"), a London based investigation firm with offices in London, England, Charlotte, NC and Moscow, Russia. CDR provides a full range of consulting and investigative services specializing in worldwide Intellectual Property Asset Protection for multinational corporations involved in the manufacturing and distribution of, among other things, sportswear, tobacco, spirits and pharmaceuticals. Its services range from protecting companies against counterfeiting, patent infringements, product tampering and extortion through to identifying unethical supplier activity such as the use of child labor. CDR also provides training services to law enforcement agencies in foreign countries. The shareholders of CDR will receive an initial purchase price of approximately pounds sterling 1.5 million, payable entirely with the Company's common stock. Additional purchase price could be paid for the fiscal years ending 1999, 2000 and 2001 totalling an aggregate of pounds sterling 6.0 million. The payment of additional purchase price is contingent upon operating performance meeting certain agreed targets during the period. Any additional purchase price will be paid entirely in common stock of the Company. That number of shares of the Company's common stock having a value of pounds sterling 500,000 of the initial consideration and 40% of the additional consideration will be restricted from sale for a period of three years from the closing date, and 50% of any additional price in excess of pounds sterling
4.25 million will be restricted from sale for between 4.5 and 6 years. The transaction is subject to customary conditions and is expected to close on or around June 1, 1998.

5. INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

      Prior to its combinations with DSL, the Company operated in one business segment - Manufactured Products for law enforcement and military customers. This segment includes the development, manufacture and distribution of ballistic protective equipment, less-than-lethal products and narcotic identification and evidence equipment. These products are sold through an international network of distributors who serve law enforcement communities. Since the DSL combination, the Company operates in a second business segment - Integrated Security Services. This segment includes devising and implementing solutions to complex security problems in high risk areas. DSL's services encompass the provision of detailed threat assessments, security planning, security training, the provision, training and supervision of specialist manpower and other services up to the implementation and management of fully integrated security systems.

ARMOR HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


5. INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES (CONTINUED)

      The Company has invested substantial resources outside of the United States and plans to continue to do so in the future. Substantially all of the operations of the services segment are conducted in emerging markets in Africa, Asia, CIS and South America. These operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector. Government actions in the future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on the Company and its operating companies. The Company is currently in the process of obtaining political risk insurance in the countries in which it currently conducts business. Moreover, applicable agreements relating to the Company's interests in its operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for the Company to enforce its rights. Accordingly, the Company may have little or no recourse upon the occurrence of any of these developments. See Note 3.

      Revenues, income from operations and total assets for each of the Company's segments for the three months ended March 31, 1998 and March 27, 1997 were as follows:


                                    MARCH 31, 1998    MARCH 27, 1997
                                    --------------    --------------
                                            (IN THOUSANDS)
   Revenues:

    Manufactured products                $  7,835           $   6,422
    Integrated security services           11,800               8,328
                                         --------           ---------
     Total revenues                      $ 19,635           $  14,750

   Income from operations:
    Manufactured products                $  1,307           $     621
    Integrated security services            1,854                 685
                                         --------           ---------
     Total income from operations        $  3,161           $   1,306

   Total assets:
    Manufactured products                $ 21,575           $  28,859
    Integrated security services           31,979              20,433
    Corporate                              24,028                  --
                                         --------           ---------
     Total assets                        $ 77,582           $  49,292

ARMOR HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


5. INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES (CONTINUED)

      The following unaudited information with respect to sales to principal geographic areas for the three months ended March 31, 1998 and March 27, 1997 is as follows:

                                     MARCH 31, 1998       MARCH 27, 1997
                                     --------------       --------------
                                                (IN THOUSANDS)
Sales to unaffiliated customers:
 North America                        $  6,278                $  5,955
 South America                           4,020                   2,346
 Africa                                  4,560                   5,616
 Europe/Asia                             4,777                     833
                                      --------                --------
   Total revenues                     $ 19,635                $ 14,750

Operating profit:
  North America                       $    723                $    575
  South America                            630                     166
  Africa                                   717                     398
  Europe/Asia                              677                      72
                                      --------                --------
   Total operating profit             $  2,747                $  1,211

Total assets:
  North America                       $ 40,171                $ 28,859
  South America                          4,554                   2,910
  Africa                                 7,098                   5,135
  Europe/Asia                           25,759                  12,388
                                      --------                --------
    Total assets                      $ 77,582                $ 49,292

ARMOR HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)

6. EARNINGS PER SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income:

                                             FOR THE THREE MONTHS ENDED
                                         MARCH 31, 1998      MARCH 27, 1997
                                         --------------      --------------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

Numerator for basic and diluted
 earnings per share:

Net income                                    $ 1,774            $   540
                                              -------            -------

Denominator for basic earnings per share
  weighted average shares:                     16,037             11,827

Effect of dilutive securities:

Effect of shares issuable under stock
 option and stock grant plans, based on
 the treasury stock method                      1,117                970
                                              -------            -------

Dilutive potential common shares                1,117                970
                                              -------            -------

Denominator for diluted earnings per share-
  adjusted weighted average shares             17,154             12,797
                                              -------            -------

Basic earnings per share                      $  0.11            $  0.05
                                              =======            =======

Diluted earnings per share                    $  0.10            $  0.04
                                              =======            =======

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following is a discussion of the Company's results of operations and analysis of financial condition for the three months ended March 31, 1998. Beginning in fiscal 1998, the Company's fiscal year ends on December 31 and quarters end of the last day of every third month. The Company previously had a 52 or 53 week year ending on the Saturday closest to the last day of December with each quarter being a 13 week period. This change does not significantly or materially impact the comparability of the results of operations for the period ended March 31, 1998 as compared to the period ended March 29, 1997. The results of operations for the business combinations accounted for as purchase transactions are included since their effective acquisition dates: as of January 23, 1998 for LST; as of June 9, 1997 for GTL; and as of April 7, 1997 for Supercraft. The results of operations for the Company have been restated to give effect to the DSL Transaction, accounted for as a pooling of interests, since DSL's inception on June 3, 1996. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended December 27, 1997, as filed with the Securities and Exchange Commission.

      Manufactured Product and Integrated Security Service Businesses. Historically, the Company was primarily a manufacturer and distributor of security products. Cost of goods sold for the Company historically consisted of the cost of raw materials and overhead allocated to manufacturing operations. Operating expenses for the Company historically consisted of sales and marketing expenses and corporate overhead at the Company's headquarters in Jacksonville.

      As a result of the DSL Transaction, a significant portion of the Company's business now involves the provision of security services. Cost of goods sold for DSL consists principally of labor and related costs at DSL's various security sites. Operating expenses for DSL consist primarily of corporate overhead at DSL's headquarters in London and Jacksonville and overhead at DSL's various security sites.

      Due to the DSL Transaction and other acquisitions in the services sector, the Company's gross margins are not comparable with gross margins reported in historical periods.

      Revenue Recognition. The Company records manufactured product revenues at gross amounts to be received, including amounts to be paid to agents as commissions, at the time the product is shipped to the distributor. Although product returns are permitted in certain circumstances within 30 days from the date of purchase, these returns are minimal and usually consist of minor modifications to the ordered product. The Company records integrated security service revenue as the service is provided on a contract by contract basis.

      Foreign Currency Translation. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange as of the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment which represents the effect of translating assets and liabilities of the Company's foreign operations was a loss of approximately $252,000 as of March 31, 1998 and $353,000 as of December 27, 1997.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 29, 1997

      Revenues - manufactured products. Manufactured products revenues increased $1.4 million, or 22%, to $7.8 million for the three months ended March 31, 1998 from $6.4 million for the three months ended March 29, 1997. This increase in sales resulted primarily from the increase in sales generated from the operations of Supercraft in the three months ended March 31, 1998, as well as sales growth generated by internal operations.

      Revenues - integrated security services. Integrated security services revenues increased $3.5 million, or 42%, to $11.8 million for the three months ended March 31, 1998 from $8.3 million for the three months ended March 29, 1997. Approximately $2.3 million of the increase is due to the acquisition of the remaining 50% of GTL not previously owned by the company and subsequent consolidation of their operations in June 1997. In addition, the acquisition of LST in the three months ended March 31, 1998 accounted for approximately $300,000 of the increase while the remaining approximately $900,000 increase resulted from internally generated sales growth in the DSL operations.

      Cost of sales. Cost of sales increased $3.1 million, or 30%, to $13.6 million in the three months ended March 31, 1998 from $10.5 million in the three months ended March 29, 1997. The increase in cost of sales dollars is attributed to the revenue growth described above. As a percentage of total revenues, cost of sales decreased to 69.3% in the three months ended March 31, 1998 from 70.9% in the three months ended March 29, 1997, reflecting an improvement in the margins associated with the integrated security services business.

      Operating expenses. Operating expenses increased approximately $300,000 to $3.3 million (16.8% of total revenues) in the three months ended March 31, 1998 from $3.0 million (20.2% of total revenues) during the three months ended March 29, 1997. The decrease in operating expenses as a percentage of revenues is due to a number of consolidation efficiencies in operations as the revenue stream increases resulting from the successful integration of acquired companies.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


      Depreciation and amortization. Depreciation and amortization expense increased to $379,000 in the three months ended March 31, 1998 from $286,000 in the three months ended March 29, 1997. The $93,000 increase was primarily due to an increase in the amortization of intangibles acquired during the second half of 1997.

      Equity in earnings of investees. Equity in earnings of investees amounted to approximately $155,000 in the three months ended March 31, 1998, compared to $272,000 in the three months ended March 29, 1997. The equity in earnings relates to DSL's original 50% investment in GTL until June 9, 1997, the date the Company acquired the remaining 50% interest not owned by DSL, at which point the 100% investment was consolidated into the Company's results. The equity in earnings also relates to a 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS"), a joint venture company.

      Interest (income) expense, net. Interest (income) expense, net decreased $311,000, or 451%, to interest income of $242,000 for the three months ended March 31, 1998 from interest expense of $69,000 for the three months ended March 29, 1997. The Company recognized interest income for the three months ended March 31, 1998 on the remaining net proceeds from the Public Offering in July 1997. Those proceeds were used to repay all debt that was outstanding as of March 29, 1997.

      Income before income taxes. Income before income taxes increased $1.5 million, or 122%, to $2.7 million in the first quarter of 1998 from $1.2 million in the first quarter of 1997. The increase is primarily due to the internal growth of the business as well as the successful integration of the acquisitions consummated during 1997.

      Income taxes. Income taxes totaled $975,000 in the three months ended March 31, 1998, as compared to $554,000 in the three months ended March 29, 1997. The provision was based on the Company's U.S. federal and state statutory rates of approximately 34% for its U.S.-based companies and a 37% blended effective tax rate for foreign operations of the Company. The lower effective tax rate for the foreign operations of 37% as compared to 43% in the three months ended March 29, 1997 reflects various tax planning strategies as well as the increased foreign income in foreign jurisdictions with lower tax rates. However, the first quarter 1998 tax rate is not necessarily indicative of continued lower tax rates due to continually changing concentration of income in each country in which the Company operates.

      Dividends on preference shares. During the three months ended March 27, 1997, DSL incurred $143,000 in preference share dividends. These dividends were paid out of after tax earnings. These preference shares were acquired by the Company on April 16, 1997 in the DSL Transaction, thus no dividends are reflected in the three months ended March 31, 1998.

      Net income applicable to common shareholders. Net income increased $1.2 million, or 229%, to $1.8 million in the three months ended March 31, 1998 from $540,000 for the three months ended March 29, 1997. As noted previously, the increase is due to a combination of acquisitions made during the period being successfully integrated, coupled with internal growth.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

      On November 14, 1996, the Company entered into a revolving working capital credit facility (the "Credit Facility") with Barnett Bank for up to $10 million. The Credit Facility was amended as of March 26, 1997 to increase the revolving line of credit to $20 million. In addition, the Credit Facility provides for a separate sublimit of $5 million under an acceptance facility. The Credit Facility also provides for the issuance of letters of credit to the Company. As of the end of the first quarter of 1998, the Company had no indebtedness to Barnett Bank. The Company's indebtedness under the Credit Facility bears interest, at the Company's option, at a rate of either (i) Barnett Bank's prime rate less .25% or (ii) an adjusted LIBOR rate equal to 2.25% over the LIBOR rate.

      As of March 20, 1998, each of the Company's U.S. subsidiaries (the "U.S. Subsidiaries"), other than American Body Armor and Equipment, Inc. ("ABA") and U.S. Defense Systems, Inc., a Delaware corporation ("USDS"), is a guarantor of the Company's obligations under the Credit Facility. The Credit Facility is secured by a security interest in, among other things, inventory, accounts receivable, equipment and general intangibles of the Company and each of the U.S. Subsidiaries other than ABA and USDS. In addition, as further collateral for the Credit Facility (i) the Company entered into a Pledge Agreement with Barnett Bank pursuant to which the Company pledged as further collateral for the Credit Facility, all of the issued and outstanding capital stock of each of the U.S. Subsidiaries, other than ABA and USDS, and (ii) NIK Public Safety, Inc. ("NIK") and Defense Technology Corporation of America ("DTC") entered into a Collateral Assignment with Barnett Bank (the "Collateral Assignment") pursuant to which they each granted a security interest in the trademarks, patents and other intellectual property owned by each entity. The Company agreed to cause any newly formed or acquired subsidiaries to guarantee the Company's obligations under the Credit Facility.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


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

      The Company's spending for its fiscal 1998 capital expenditures will be approximately $2.2 million, of which the Company has already spent approximately $1.1 million. Such expenditures include, among other things, vehicles and communication equipment used in servicing DSL customers, costs of establishing local offices in new locations, computer equipment and software, and manufacturing machinery and equipment. In addition, the Company purchased 7 acres of land adjacent to the Company's headquarters in Jacksonville for approximately $575,000 to be used for future development.

      As of March 31, 1998 and December 27, 1997, the Company had working capital of $33.6 million and $31.9 million, respectively, which primarily reflects the net proceeds (after paying down the credit facility to a zero balance) of the Public Offering in July 1997.


FORWARD LOOKING INFORMATION

      Certain statements in this Form 10-Q and elsewhere (such as in other filings by the company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, the outlook of the Company's clients and customers, the reception of new products and services, the success of new initiatives and acquisitions and the likelihood of incremental revenues offsetting expenses related to such new initiatives and acquisitions. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) the inherent volatility of currency fluctuations;
(ii) demand for the Company's products and services; (iii) the actions of current and potential new competitors; (iv) rapid changes in technology; (v) the ability to realize cost reductions and operating efficiencies; (vi) overall economic conditions; and (vii) other risks detailed from time to time in the company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-Q.

PART II

ITEM 5. OTHER INFORMATION

      On May 11, 1998, the Board of Directors of the Company ratified and approved the adjustment of the Company's fisal year-end to coincide with the calendar year-end, December 31, and each fiscal quarter-end to coincide with the last day of the calendar quarter-end (i.e. March 31, June 30, September 30 and December 31). Previously, the Company had a 52 or 53 week fiscal year ending on the Saturday closest to the last day of December, with each fiscal quarter being a 13-week period. The Company will not be required to file a report covering the transition period.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.


          EXHIBIT NO.                DESCRIPTION
          -----------                -----------

             27.1              Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        ARMOR HOLDINGS, INC.

        /s/ Jonathan M. Spiller
        -----------------------------------
        Jonathan M. Spiller
        President, Chief Executive Officer
        and Director
        Dated: May 15, 1998

        /s/ Carol T. Burke
        ----------------------------------
        Carol T. Burke
        Vice President - Finance
        Principal Financial Officer
        May 15, 1998

EXHIBIT INDEX


The following Exhibits are filed herewith:


EXHIBIT NO.    DESCRIPTION
-----------    -----------

27.1           Financial Data Schedule.