Form 10-Q
period 1998-06-30
ARMOR HOLDINGS INC
filed 1998-08-14
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                ----------------
                                   FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1998 , or

                                 -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ___.

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

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No[_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the registrant's Common Stock as of August 14, 1998 is 16,498,168.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND JUNE 28, 1997

The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. (the "Company") and its direct and indirect wholly owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all intercompany items and transactions) which management considers necessary for a fair presentation of operating results as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and June 28, 1997.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

                                                     JUNE 30,    DECEMBER 27,
                                                       1998         1997
                                                   -----------   -----------
                                                   (UNAUDITED)        *
ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                         $11,055       $19,300
    Accounts receivable (net of allowance for
      doubtful accounts of $1,191 and $845)            18,849        15,752
    Inventories                                         7,559         5,731
    Prepaid expenses and other current assets           2,948         1,816
                                                   -----------   ----------

        Total current assets                           40,411        42,599

PROPERTY, PLANT AND EQUIPMENT (net of accumulated
  depreciation of $2,829 and $2,517)                   10,950        10,041

GOODWILL (net of accumulated amortization
  of $984 and $659)                                    23,411        13,701

REORGANIZATION VALUE IN EXCESS
  OF AMOUNTS ALLOCABLE TO
  IDENTIFIABLE ASSETS (net of accumulated
  amortization of $782  and $757)                       3,297         3,318

PATENTS AND TRADEMARKS (net of
  accumulated amortization of  $548 and $403)           3,760         3,978

OTHER ASSETS                                            2,623         1,850
                                                  -----------    ----------

TOTAL ASSETS                                          $84,452       $75,487
                                                  ===========    ==========



                 * Condensed from audited financial statements.
           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
 (IN THOUSANDS)

                                                         JUNE 30,      DECEMBER 27,
                                                           1998           1997
                                                       -----------     ----------
                                                       (UNAUDITED)         *

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt and
      capitalized lease obligations                       $   273         $   190
    Accounts payable, accrued expenses and other
       current liabilities                                 13,506          10,475
                                                       ----------      ----------
        Total current liabilities                          13,779          10,665

MINORITY INTEREST                                              99             213
LONG-TERM DEBT AND CAPITALIZED LEASE

  OBLIGATIONS, less current portion                           804              11
                                                       ----------      ----------
   Total liabilities                                       14,682          10,889

STOCKHOLDERS' EQUITY:

   Preferred stock, $.01 par value, 5,000,000 shares         --
    authorized; 0 shares issued and outstanding                                --
   Common stock, $.01 par value; 50,000,000 shares
     authorized; 16,480,739 and 16,023,740 issued and
     16,210,011 and 16,023,740 outstanding                    165             160
    Additional paid-in capital                             65,140          61,496
    Foreign currency translation adjustment                  (358)           (353)
    Retained earnings                                       8,139           4,823
    Treasury stock                                         (3,316)         (1,528)
                                                       ----------      ----------
       Total stockholders' equity                          69,770          64,598
                                                       ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                 $84,452         $75,487
                                                       ==========      ==========



                 * Condensed from audited financial statements.
           See notes to condensed consolidated financial statements.

 ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED

                                                            JUNE 30,       JUNE 28,          JUNE 30,       JUNE 28,
                                                             1998            1997              1998            1997
                                                             ----            ----              ----            ----
REVENUES:
  Manufactured products                                    $ 10,928       $   7,748       $   18,763       $  14,172
  Services                                                   11,905          10,315           23,705          18,643
                                                      -------------   -------------    -------------   -------------
Total Revenues                                               22,833          18,063           42,468          32,815

COSTS AND EXPENSES:

  Cost of sales                                              15,826          13,229           29,427          23,684
  Operating expenses                                          3,935           2,810            7,238           5,846
  Depreciation and amortization                                 482             259              861             484
  Equity in earnings of  investees                             (169)           (291)            (324)           (564)
  Merger, integration and other non-recurring
    charges                                                       -           2,542                -           2,542
  Interest (income) expense, net                               (198)            342             (440)            411
                                                      -------------   -------------    -------------   -------------
INCOME (LOSS) BEFORE PROVISION
(BENEFIT) FOR INCOME TAXES                                    2,957            (828)           5,706             412

PROVISION (BENEFIT) FOR INCOME
TAXES                                                         1,122            (132)           2,097             417
                                                      -------------   -------------    -------------   -------------
NET INCOME (LOSS)                                             1,835            (696)           3,609              (5)

DIVIDENDS ON PREFERENCE SHARES                                   -               -                -              143
                                                      -------------   -------------    -------------   -------------
NET INCOME (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS                                      $  1,835      $     (696)       $   3,609      $     (148)
                                                      =============   =============    =============   =============
BASIC EARNINGS (LOSS) PER SHARE                            $   0.11      $    (0.06)       $    0.22      $    (0.01)
                                                      =============   =============    =============   =============

DILUTED EARNINGS (LOSS) PER SHARE                          $   0.11      $    (0.05)       $    0.21      $    (0.01)
                                                      =============   =============    =============   =============
WEIGHTED AVERAGE SHARES - BASIC                              16,144          11,892           16,089          11,859
                                                      =============   =============    =============   =============
WEIGHTED AVERAGE SHARES - DILUTED                            17,034          12,965           16,949          12,876
                                                      =============   =============    =============   =============


           See notes to condensed consolidated financial statements.

 ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                    SIX MONTHS ENDED
                                                                               ---------------------------
                                                                               JUNE 30,           JUNE 28,
                                                                                 1998               1997
                                                                              --------           --------
OPERATING ACTIVITIES:
  Net income (loss)                                                            $ 3,609           $   (148)
  Adjustments to reconcile net income (loss) to cash used in
    Operating activities:

  Depreciation and amortization                                                  1,035                781
  Deferred income taxes                                                           (550)              (256)
  Earnings from investees                                                         (324)              (564)
  Increase in accounts  receivable                                                (534)            (4,036)
  Increase in inventories                                                       (1,210)            (1,452)
  (Increase) decrease in prepaid expenses and other assets                      (1,255)               377
  (Decrease) increase in accounts payable, accrued liabilities

    and other current liabilities                                               (2,935)             3,009
  Decrease in minority interest                                                   (114)                 -
                                                                              --------           --------
  Net cash used in operating activities                                         (2,278)            (2,289)
                                                                              --------           --------

INVESTING ACTIVITIES:

  Purchase of property and equipment                                            (1,223)            (4,584)
  Purchase of businesses                                                        (3,562)            (3,379)
  Dividends received from associated companies                                     116                 79
                                                                              --------           --------
  Net cash used in investing activities                                         (4,669)            (7,884)
                                                                              --------           --------

FINANCING ACTIVITIES:

  Proceeds from the exercise of stock options                                      172                164
  Net borrowings under line of credit                                               --             10,068
  Net repayments of long-term debt                                                (780)                --
  Repurchase of treasury stock                                                    (685)                --
  Repurchase of preference shares                                                   --             (7,480)
                                                                              --------           --------
  Net cash (used in) provided by  financing activities                          (1,293)             2,752
                                                                              --------           --------

  Net effect of translation of foreign currencies                                   (5)               119

  NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (8,245)            (7,302)

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                19,300              8,045
                                                                              --------           --------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 11,055           $    743
                                                                              ========           ========

           See notes to condensed consolidated financial statements.

         ARMOR HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)

         1. BASIS OF PRESENTATION

                  The accompanying unaudited condensed consolidated financial statements include the accounts of Armor Holdings, Inc. (the "Company") and its direct and indirect wholly owned subsidiaries. The financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of normal recurring accruals and the elimination of all intercompany items and transactions) which management considers necessary for a fair presentation of operating results, have been included in the statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

                  Beginning in fiscal 1998, the Company's fiscal year ends on December 31 and quarters end on the last day of every third month. The Company previously had a 52 or 53 week year ending on the Saturday closest to the last day of December with each quarter being a 13 week period. This change does not significantly or materially impact the comparability of the results of operations for the period ended June 30, 1998 as compared to the period ended June 28, 1997.

         2. ADOPTION OF NEW ACCOUNTING STANDARDS

         SFAS No. 130

                  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and the Company has adopted the standard for its fiscal year beginning December 28, 1997. During the six months ended June 30, 1998 and June 28, 1997, total comprehensive income (loss) amounted to $3,614,000 and $(29,000) respectively, and includes unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity.

         ARMOR HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)
         (CONTINUED)

         3. SIGNIFICANT DEVELOPMENTS

                  Asmara Limited - On April 8, 1998 the Company acquired all of the issued and outstanding stock of Asmara Limited, based in London, England (hereinafter "Asmara"). Asmara provides business intelligence and investigative due diligence services to clients on a worldwide basis. Services include personnel investigations, due diligence, asset tracing, and litigation intelligence. This acquisition has been accounted for as a purchase and has a current aggregate purchase price of (pound)1.825 million. The purchase price consists of (pound)1.575 million in cash paid at closing and 36,846 shares of unregistered common stock valued at closing at (pound)250,000. Asmara had liabilities of approximately (pound)300,000 at closing. Additional purchase price could be paid for the fiscal years ending 1998, 1999 and 2000 totaling an aggregate of (pound)1.5 million. The payment of additional purchase price is contingent upon operating performance meeting certain agreed targets during this period. All 36,846 shares are restricted from sale until April 8, 2001.

                   Pro-Tech Armored Products of Massachusetts, Inc. - On April 14, 1998 the Company acquired all of the issued and outstanding stock of Pro-Tech Armored Products of Massachusetts, Inc. of Pittsfield, Massachusetts (hereinafter "Pro-Tech"). Pro-Tech is a leading manufacturer of hard armor products including ballistic shields, bulletproof vests, visors, and other personal accessories. Pro-Tech also manufactures protective armor products for helicopters, automobiles, and riot control vehicles. This acquisition has been accounted for as a purchase and has a current purchase price of $1.6 million. The purchase price consists of $1.115 million in cash and 42,592 shares of unregistered common stock valued at closing at $485,000. Pro-Tech had liabilities of $1.3 million at closing. Additional purchase price could be paid for the fiscal years ending 1998, 1999 and 2000 totaling an aggregate of $4 million, with up to 50% payable in common stock and the remainder in cash. The payment of additional purchase price is contingent upon operating performance meeting certain agreed targets during this period. All of the shares and any shares issued for payment of the earn-out are restricted from sale until April 14, 2001.

         ARMOR HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)
         (CONTINUED)

         3. SIGNIFICANT DEVELOPMENTS - (CONTINUED)

                  CDR International Ltd. - On June 11, 1998 the Company acquired all of the outstanding shares of CDR International Ltd. ("CDR"), a London based investigation firm with offices in London, Charlotte, Los Angeles and Moscow. CDR provides a full range of consulting and investigative services specializing in worldwide intellectual property asset protection for multinational corporations involved in the manufacturing and distribution of, among other things, sportswear, tobacco, spirits and pharmaceuticals. Its services range from protecting companies against counterfeiting, patent infringements, product tampering and extortion to identifying unethical supplier activity such as the use of child labor. CDR also provides training services to law enforcement agencies in foreign countries. This acquisition has been accounted for as a purchase and has a current aggregate purchase price of (pound)1.5 million. The purchase price consists of 210,460 shares of registered common stock valued at closing at (pound)1.5 million. CDR had liabilities of approximately $1.6 million at closing. Additional purchase price could be paid for the fiscal years ending 1999, 2000 and 2001 totaling an aggregate of (pound)6.0 million. The payment of additional purchase price is contingent upon operating performance meeting certain agreed targets during the period. Any additional purchase price will be paid entirely in common stock of the Company. Of the total shares of the Company's common stock received at Closing, 70,154 shares and 40% of the additional consideration will be restricted from sale for a period of three years from the date of issue, and 50% of any additional consideration in excess of (pound)4.25 million will be restricted from sale for between 4.5 and 6 years.

                  The unaudited consolidated results of operations of the Company on a pro forma basis as if the Company had consummated each of the above acquisitions, as well as the Supercraft (Europe) Limited ("Supercraft") and Gorandel Trading Limited ("GTL") acquisitions as discussed in the Company's December 27, 1997 filing on Form 10-K for its fiscal year ended December 27, 1997 and the LST acquisition as discussed in the Company's March 31, 1998 filing on Form 10-Q, on January 1, 1997, at the beginning of each period shown are as follows:

                                                    FOR THE SIX MONTHS ENDED
                                                JUNE 30, 1998     JUNE 28, 1997
                                                -------------     -------------
           Revenues                               $  48,011          $  36,066
           Net income                             $   3,346          $   2,080
           Diluted earnings per share             $    0.19          $    0.16
           Weighted average shares - diluted         17,191             13,010

         ARMOR HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)
         (CONTINUED)

         4. INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

                  The Company is a global provider of security solutions and products to multi-national corporations and government agencies. Armor Holdings Products manufactures law enforcement equipment, including body armor, less-lethal munitions and anti-riot products for law enforcement and military agencies. Armor Holdings Services provides remote site logistics, investigative due diligence, systems integration and physical asset, executive and intellectual property asset protection.

                  The Company has invested substantial resources outside of the United States and plans to continue to do so in the future. Substantially all of the operations of the services segment are conducted in emerging markets in Africa, Asia, CIS and South America. These operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. The Company has obtained political risk insurance in certain countries in which it currently conducts business.

                  Revenues, income from operations and total assets for each of the Company's segments for the six months ended June 30, 1998 and June 28, 1997 were as follows:

                                                 JUNE 30, 1998    JUNE 28, 1997
                                                 -------------    -------------
                                                          (IN THOUSANDS)

               Revenues:
                 Manufactured products            $  18,763         $  14,172
                 Services                            23,705            18,643
                                                 -------------    -------------
                   Total revenues                 $  42,468         $  32,815

               Income from operations:
                 Manufactured products            $   2,958         $   1,830
                 Services                             2,998             1,835
                                                 -------------    -------------
                   Total income from operations   $   5,956         $   3,665

               Total assets:
                 Manufactured products            $  33,137         $  30,385
                 Services                            40,321            24,589
                 Corporate                           10,994                --
                                                 -------------    -------------
                    Total assets                  $  84,452         $  54,974

         ARMOR HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)
         (CONTINUED)

         4. INFORMATION CONCERNING BUSINESS SEGMENTS AND
            GEOGRAPHICAL SALES (CONTINUED)

                  The following unaudited information with respect to sales, operating profit and total assets in principal geographic areas for the six months ended June 30, 1998 and June 28, 1997 is as follows:

                                                 JUNE 30, 1998    JUNE 28, 1997
                                                 -------------    -------------
                                                          (IN THOUSANDS)

           Sales to unaffiliated customers:

              North America                      $  14,322            $  10,757
              South America                          9,036                6,259
              Africa                                 8,810               12,104
              Europe/Asia                           10,300                3,695
                                                 ---------            ---------
                 Total revenues                  $  42,468            $  32,815

           Operating profit:
              North America                      $   1,999            $     313
              South America                          1,393                  599
              Africa                                 1,084                1,867
              Europe/Asia                            1,327                  506
                                                 ---------            ---------
                 Total operating profit          $   5,803            $   3,285

           Total assets:
              North America                      $  41,041            $  27,603
              South America                            735                  311
              Africa                                   334                  919
              Europe/Asia                           42,342               26,141
                                                 ---------            ---------
                  Total assets                   $  84,452            $  54,974

         ARMOR HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)
         (CONTINUED)

         5. EARNINGS PER SHARE

                  The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income:

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED

                                                                 JUNE 30,       JUNE 28,         JUNE 30,        JUNE 28,
                                                                   1998           1997             1998            1997
                                                                --------        --------         --------        -------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings
 per share:

Net income                                                      $  1,835        $   (696)        $  3,609        $  (148)
                                                                --------        --------         --------        -------
Denominator for basic earnings per share
  Weighted average shares:                                        16,144          11,892           16,089         11,859

Effect of dilutive securities:

Effect of shares issuable under stock option
  and stock grant plans, based on the
  treasury stock method                                              890          1,073               860          1,017
                                                                --------        --------         --------        -------
Dilutive potential common shares                                     890          1,073               860          1,017
                                                                --------        --------         --------        -------
Denominator for diluted earnings per share-
  Adjusted weighted average shares                                17,034          12,965           16,949         12,876
                                                                --------        --------         --------        -------
Basic earnings per share                                        $   0.11        $  (0.06)        $   0.22        $ (0.01)
                                                                ========        ========         ========        =======
Diluted earnings per share                                      $   0.11        $  (0.05)        $   0.21        $ (0.01)
                                                                ========        ========         ========        =======

         ARMOR HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)
         (CONTINUED)

         6. SUBSEQUENT EVENTS

                  Law Enforcement Division of MACE Security International, Inc.
         - On July 14, 1998 the Company completed the acquisition of the Law Enforcement Division of MACE Security International, Inc. (hereinafter "MSI"). This acquisition includes the assets of the Federal Laboratories division and an exclusive license to use the MACE(R) trademark for the manufacture and sale of MACE(R) brand aerosol defensive sprays to law enforcement markets worldwide. This acquisition has been accounted for as a purchase and has an aggregate purchase price of $5.2 million, including a $650,000 one-time license fee paid in full. The purchase price was paid entirely in cash, however the Company has retained in escrow $600,000 for six months. The acquisition was structured as an asset purchase and the Company only assumed those liabilities relating to the purchased assets.

                  Alarm Protection Services, Inc. - On July 14, 1998 the Company completed the acquisition of all of the outstanding common stock of Alarm Protection Services, Inc. ("APS") located in Kampala, Uganda. APS is a fully licensed physical security and consulting company providing alarm monitoring, physical asset and executive protection, quick response and cash in transit capabilities. APS has been in operation in Uganda since 1993. Since 1996, the Company has, through its DSL Group subsidiary, managed APS pursuant to a management agreement. This acquisition has been accounted for as a purchase and had an aggregate purchase price of $635,000. The purchase price consists of $435,000 in cash paid at closing and 17,429 shares of unregistered common stock valued at closing at $200,000. APS had liabilities of approximately $752,000 at closing. Through its USDS and DSL Group subsidiaries, the Company has a number of contracts to provide security services to clients in the region, including the US Embassy and the British High Commission.

         ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following is a discussion of the Company's results of operations and analysis of financial condition for the three and six months ended June 30, 1998. Beginning in fiscal 1998, the Company's fiscal year ends on December 31 and quarters end on the last day of every third month. The Company previously had a 52 or 53 week year ending on the Saturday closest to the last day of December with each quarter being a 13 week period. This change does not significantly or materially impact the comparability of the results of operations for the period ended June 30, 1998 as compared to the period ended June 28, 1997. The results of operations for the business combinations accounted for as purchase transactions are included since their effective acquisition dates: as of June 11, 1998 for CDR; as of April 14, 1998 for Pro-Tech; as of April 8, 1998 for Asmara; as of January 23, 1998 for LST; as of June 9, 1997 for GTL; and as of April 7, 1997 for Supercraft. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended December 27, 1997, as filed with the Securities and Exchange Commission.

                  Manufactured Product and Services Businesses. Historically, the Company was primarily a manufacturer and distributor of security products. Cost of goods sold for the Company historically consisted of the cost of raw materials and overhead allocated to manufacturing operations. Operating expenses for the Company historically consisted of sales and marketing expenses and corporate overhead at the Company's headquarters in Jacksonville.

                  As a result of the DSL Transaction and subsequent acquisitions previously discussed, a significant portion of the Company's business now involves the provision of remote site logistics, investigative due diligence, systems integration, and physical asset, executive and intellectual property asset protection. Cost of goods sold for the services business consists principally of labor, equipment and related costs used in the direct provision of services. Operating expenses consist primarily of corporate overhead at the headquarters in London and Jacksonville.

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

         ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS
         (CONTINUED)

                  Foreign Currency Translation. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange as of the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment, which represents the effect of translating assets and liabilities of the Company's foreign operations, was a loss of approximately $358,000 as of June 30, 1998 and $353,000 as of December 27, 1997.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 28, 1997

                  Revenues - manufactured products. Manufactured products revenues increased $3.2 million, or 41%, to $10.9 million for the three months ended June 30, 1998 from $7.7 million for the three months ended June 28, 1997. This increase in sales resulted primarily from the increase in sales generated from the operations of Pro-Tech in the three months ended June 30, 1998, as well as sales growth generated by internal operations.

                  Revenues - services. Services revenues increased $1.6 million, or 15%, to $11.9 million for the three months ended June 30, 1998 from $10.3 million for the three months ended June 28, 1997. Despite the effect of the loss of revenue that related to the ceased operations in Angola, the service revenues increased from growth of internal operations and the acquisitions of the remaining 50% of GTL not previously owned in June 1997 and the acquisitions of LST, Asmara and CDR in the first half of 1998.

                  Cost of sales. Cost of sales increased $2.6 million, or 20%, to $15.8 million in the three months ended June 30, 1998 from $13.2 million in the three months ended June 28, 1997. The increase in cost of sales dollars is attributed to the revenue growth described above. As a percentage of total revenues, cost of sales decreased to 69% in the three months ended June 30, 1998 from 73% in the three months ended June 28, 1997, reflecting an improvement in the margins associated with the services business.

                  Operating expenses. Operating expenses increased approximately $1.1 million to $3.9 million (17% of total revenues) in the three months ended June 30, 1998 from $2.8 million (16% of total revenues) during the three months ended June 28, 1997. The increase in operating expenses as a percentage of revenues is primarily due to acquisitions occurring in the second quarter and controlled expansion of infrastructure to support the Company's acquisition strategy.

         ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS
         (CONTINUED)

                  Depreciation and amortization. Depreciation and amortization expense increased to $482,000 in the three months ended June 30, 1998 from $259,000 in the three months ended June 28, 1997. The $223,000 increase was primarily due to an increase in the amortization of intangibles acquired during the second half of 1997 and the first half of 1998.

                  Equity in earnings of investees. Equity in earnings of investees amounted to approximately $169,000 in the three months ended June 30, 1998, compared to $291,000 in the three months ended June 28, 1997. The equity in earnings relates to DSL's original 50% investment in GTL until June 9, 1997, the date the Company acquired the remaining 50% interest not owned by DSL, at which point the 100% investment was consolidated into the Company's results. The equity in earnings also relates to a 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS"), a joint venture company.

                  Merger, integration and other non-recurring charges. Fees and expenses associated with completing the DSL Transaction (approximately $1.0 million) were expensed in the three months ended June 28, 1997. These expenses, in combination with certain other charges relating to the financial and administrative restructuring and consolidation of DSL into the Company, totaled approximately $2.5 million, or $0.13 per share in the three months ended June 28, 1997, and represent a one-time charge.

                  Interest (income) expense, net. Interest (income) expense, net increased $540,000, or 158%, to interest income of $198,000 for the three months ended June 30, 1998 from interest expense of $342,000 for the three months ended June 28, 1997. The Company recognized interest income for the three months ended June 30, 1998 on the remaining net proceeds from the public offering in July 1997. Those proceeds were used to repay all debt that was outstanding as of June 28, 1997.

                  Income (loss) before provision (benefit) for income taxes. Income (loss) before provision (benefit) for income taxes increased $3.8 million, or 457%, to income of $3.0 million in the second quarter of 1998 from a loss of $828,000 in the second quarter of 1997. Income
         (loss) before provision (benefit) for income taxes before non-recurring charges increased $1.3 million, or 73%, to $3.0 million in the second quarter of 1998 from $1.7 million in the second quarter of 1997. The increase is primarily due to the internal growth of the business as well as the successful integration of the acquisitions consummated during 1997 and the first half of 1998.

                  Provision (Benefit) for Income taxes. Provision (benefit) for income taxes totaled a provision of $1.1 million in the three months ended June 30, 1998, as compared to a benefit of $132,000 in the three months ended June 28, 1997. The provision and benefit were based on the Company's U.S. federal and state statutory rates of approximately 39% for its U.S.-based companies and a 37% blended effective tax rate for foreign operations of the Company. The benefit in the three months ended June 30, 1997 was due to the loss from operations as a result of the merger, integration and other non-reusing charges, some of which were not tax deductible. The effective tax rate for the foreign operations is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates.

         ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS
         (CONTINUED)

                  Net income (loss) applicable to common shareholders. Net income (loss) applicable to common shareholders increased $2.5 million, or 364%, to net income of $1.8 million in the three months ended June 30, 1998 from a net loss of $696,000 for the three months ended June 28, 1997. The increase is due to internal growth and the successful integration of the acquisitions made in the three months ended June 30, 1998 and the non-recurring charges that were incurred in the three months ended June 28, 1997.

         SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED
         JUNE 28, 1997

                  Revenues - manufactured products. Manufactured products revenues increased $4.6 million, or 32%, to $18.7 million for the six months ended June 30, 1998 from $14.1 million for the six months ended June 28, 1997. This increase in sales resulted primarily from the increase in sales generated from the operations of Supercraft and Pro-Tech in the six months ended June 30, 1998, as well as sales growth generated by internal operations.

                  Revenues - services. Services revenues increased $5.1 million, or 27%, to $23.7 million for the six months ended June 30, 1998 from $18.6 million for the six months ended June 28, 1997. Despite the effect of the loss of revenue that related to the ceased operations in Angola, the service revenues increased from growth of internal operations and the acquisitions of the remaining 50% of GTL not previously owned in June 1997 and the acquisitions of LST, Asmara and CDR in the first half of 1998.

                  Cost of sales. Cost of sales increased $5.7 million, or 24%, to $29.4 million in the six months ended June 30, 1998 from $23.7 million in the six months ended June 28, 1997. The increase in cost of sales dollars is attributed to the revenue growth described above. As a percentage of total revenues, cost of sales decreased to 69% in the six months ended June 30, 1998 from 72% in the six months ended June 28, 1997, reflecting an improvement in the margins associated with the services business.

                  Operating expenses. Operating expenses increased approximately $1.4 million to $7.2 million (17% of total revenues) in the six months ended June 30, 1998 from $5.8 million (18% of total revenues) during the six months ended June 28, 1997. Operating expenses as a percentage of revenues has decreased due to a number of consolidation efficiencies in operations as the revenue stream increases resulting from the successful integration of acquired companies.

                  Depreciation and amortization. Depreciation and amortization expense increased to $861,000 in the six months ended June 30, 1998 from $484,000 in the six months ended June 28, 1997. The $377,000 increase was primarily due to an increase in the amortization of intangibles acquired during the second half of 1997 and the first half of 1998.

         ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS
         (CONTINUED)

                  Equity in earnings of investees. Equity in earnings of investees amounted to approximately $324,000 in the six months ended June 30, 1998, compared to $564,000 in the six months ended June 28, 1997. The equity in earnings relates to DSL's original 50% investment in GTL until June 9, 1997, the date the Company acquired the remaining 50% interest not owned by DSL, at which point the 100% investment was consolidated into the Company's results. The equity in earnings also relates to a 20% investment in JSGS, a joint venture company.

                  Merger, integration and other non-recurring charges. Fees and expenses associated with completing the DSL Transaction (approximately $1.0 million) were expensed in the six months ended June 28, 1997. These expenses, in combination with certain other charges relating to the financial and administrative restructuring and consolidation of DSL into the Company, totaled approximately $2.5 million and represent a one-time charge.

                  Interest (income) expense, net. Interest (income) expense, net increased $851,000, or 207%, to interest income of $440,000 for the six months ended June 30, 1998 from interest expense of $411,000 for the six months ended June 28, 1997. The Company recognized interest income for the six months ended June 30, 1998 on the remaining net proceeds from the Public Offering in July 1997. Those proceeds were used to repay all debt that was outstanding as of June 28, 1997.

                  Income (loss) before provision (benefit) for income taxes. Income (loss) before provision (benefit) for income taxes increased $5.3 million, or 1,285%, to $5.7 million in the first half of 1998 from $412,000 in the first half of 1997. Income (loss) before provision (benefit) for income taxes before non-recurring charges increased $2.7 million, or 93%, to $5.7 million in the first half of 1998 from $3.0 million in the first half of 1997. The increase is primarily due to the internal growth of the business as well as the successful integration of the acquisitions consummated during 1997 and the first half of 1998.

                  Provision (Benefit) for Income taxes. Provision (benefit) for income taxes totaled $2.1 million in the six months ended June 30, 1998, as compared to $417,000 in the six months ended June 28, 1997. The provision and benefit were based on the Company's U.S. federal and state statutory rates of approximately 36% for its U.S.-based companies and a 37% blended effective tax rate for foreign operations of the Company. The effective tax rate for the foreign operations is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates.

                  Dividends on preference shares. During the six months ended June 28, 1997, DSL incurred $143,000 in preference share dividends. These dividends were paid out of after tax earnings. The Company acquired these preference shares on April 16, 1997 in the DSL Transaction, thus no dividends are reflected in the six months ended June 30, 1998.

         ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS
         (CONTINUED)

                  Net income (loss) applicable to common shareholders. Net income (loss) applicable to common shareholders increased $3.7 million, or 2,539%, to $3.6 million in the six months ended June 30, 1998 from a loss of $148,000 for the six months ended June 28, 1997. The increase is due to internal growth and the successful integration of the acquisitions made in the six months ended June 30, 1998 and the non-recurring charges that were incurred in the six months ended
         June 28, 1997.

         LIQUIDITY AND CAPITAL RESOURCES

                  On November 14, 1996, the Company entered into a revolving working capital credit facility (the "Credit Facility") with Barnett Bank for up to $10 million. The Credit Facility was amended as of March 26, 1997 to increase the revolving line of credit to $20 million. In addition, the Credit Facility provides for a separate sub-limit of $5 million under an acceptance facility. The Credit Facility also provides for the issuance of letters of credit to the Company. As of the end of the second quarter of 1998, the Company had no indebtedness to Barnett Bank. The Company's indebtedness under the Credit Facility bears interest, at the Company's option, at a rate of either (i) Barnett Bank's prime rate less .25% or (ii) an adjusted LIBOR rate equal to 2.25% over the LIBOR rate.

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

         ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS
         (CONTINUED)

                  On July 25, 1997, the Company issued 4,000,000 new shares of Common Stock at $10.125 per share in a public offering, which was underwritten by Dillon, Read & Co. Inc. (now known as SBC Warburg Dillon Read Inc.), Equitable Securities Corporation (now known as SunTrust Equitable Securities) and Stephens Inc. Net of underwriting discounts and commissions, the Company realized proceeds of $38,070,000, of which approximately $18.6 million was used to repay in full the Company's outstanding balance on the Credit Facility. The remaining net proceeds were invested in short-term instruments.

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

                  The Company's spending for its fiscal 1998 capital expenditures will be approximately $2.2 million, of which the Company has already spent approximately $1.2 million. Such expenditures include, among other things, vehicles and communication equipment used in servicing DSL customers, costs of establishing local offices in new locations, computer equipment and software, and manufacturing machinery and equipment. In addition, the Company purchased 7 acres of land adjacent to the Company's headquarters in Jacksonville for approximately $575,000 to be used for future development.

                  As of June 30, 1998 and December 27, 1997, the Company had working capital of $26.6 million and $31.9 million, respectively, which primarily reflects the net proceeds (after paying down the credit facility to a zero balance) of the public offering in July 1997 less cash used in various acquisitions.

         ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS
         (CONTINUED)

         FORWARD-LOOKING INFORMATION

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

                                    PART II

         ITEM 1.    LEGAL PROCEEDINGS

                  Effective May 29, 1998, AHI and its subsidiary, DTC, entered into a Settlement and Mutual Release Agreement (the "Settlement Agreement") with respect to the litigation (the "Litigation") commenced by AHI and DTC against XM Corporation ("XMC"), Robert Oliver and Sandra Oliver (collectively, the "Defendants").

                  The principal terms of the Settlement Agreement provide that
         (i) the parties released each other from the respective claims and counterclaims asserted in the Litigation; (ii) AHI received 270,728 shares of common stock, par value $0.01 per share, of AHI that were held in escrow pursuant to the terms of the Asset Purchase Agreement, dated as of August 23, 1996. The value of all such shares as of the settlement date was approximately $3.3 million; (iii) the Defendants agreed to a permanent injunction until September 30, 2001, binding each of them to the terms of the restrictive covenants set forth in the Asset Purchase Agreement; (iv) the Defendants consented to the continuing jurisdiction of the New York State Supreme Court; and (v) AHI paid $684,742 to the Defendants.

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its annual meeting of Stockholders on June 10, 1998. Of the 16,258,279 shares of Common Stock entitled to vote at the meeting, 13,574,726 shares of Common Stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 83% of the Company's outstanding shares of Common Stock.

                  At the meeting, the Company's Stockholders approved the election of Warren B. Kanders, Jonathan M. Spiller, Burtt R. Ehrlich, Nicholas Sokolow, Thomas W. Strauss, Richard C. Bartlett and Alair A. Townsend to the Company's Board of Directors. The Company's Stockholders voted as follows in connection with such election:

           NAME                             VOTES FOR            VOTES WITHHELD
           Warren B. Kanders               13,561,562               13,164
           Jonathan M. Spiller             13,561,828               12,898
           Burtt R. Ehrlich                13,561,828               12,898
           Nicholas Sokolow                13,561,428               13,298
           Thomas W. Strauss               13,561,828               12,898
           Richard C. Bartlett             13,561,828               12,898
           Alair A. Townsend               13,561,828               12,898

         ITEM 5.    OTHER INFORMATION

                  On May 11, 1998, the Board of Directors of the Company ratified and approved the adjustment of the Company's fiscal year-end to coincide with the calendar year-end, December 31, and each fiscal quarter-end to coincide with the last day of the calendar quarter-end (i.e. March 31, June 30, September 30 and December 31). Previously, the Company had a 52 or 53 week fiscal year ending on the Saturday closest to the last day of December, with each fiscal quarter being a 13-week period. The Company will not be required to file a report covering the transition period.

                  On August 10, 1998 the Company announced that the Company's Board of Directors approved a stock repurchase program pursuant to which the Company is authorized, depending upon market conditions and other factors, to repurchase up to a maximum of $10,000,000 of its Common Stock in the open market, in privately negotiated transactions or otherwise. The repurchase program will be effective through December 31, 1999. Such repurchases will be made in accordance with applicable rules and regulations, and may be discontinued at any time.

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

                  EXHIBIT NO.       DESCRIPTION

                     27.1           Financial Data Schedule
                     99.1           Stock Repurchase Program Press Release

         (b)  Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ARMOR HOLDINGS, INC.

                              /s/ Jonathan M. Spiller
                              ----------------------------------
                              Jonathan M. Spiller
                              President, Chief Executive Officer
                              and Director
                              Dated:  August 14, 1998

                              /s/ Carol T. Burke
                              ----------------------------------
                              Carol T. Burke
                              Vice President - Finance
                              Principal Financial Officer
                              Dated:  August 14, 1998

EXHIBIT INDEX

The following Exhibits are filed herewith:

EXHIBIT NO.       DESCRIPTION

27.1              Financial Data Schedule

99.1              Stock Repurchase Program Press Release