Form 10-Q
period 1998-09-30
ARMOR HOLDINGS INC
filed 1998-11-13
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                ----------------

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1998, or

                               ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE TRANSITION PERIOD FROM         TO       .

COMMISSION FILE NUMBER 0-18863


                              ARMOR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)



               DELAWARE                                    59-3392443
  (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                        Identification No.)



   13386 INTERNATIONAL PARKWAY
         JACKSONVILLE, FLORIDA                               32218
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

The number of shares outstanding of the registrant's Common Stock as of November 13, 1998 is 16,227,440.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 27, 1997
----------------------------------------------------------------------------

The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. (the "Company") and its direct and indirect wholly owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all significant intercompany items and transactions) which management considers necessary for a fair presentation of operating results as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and September 27, 1997.

These condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)



                                                  SEPTEMBER 30,  DECEMBER 27,
                                                     1998            1997
                                                  -------------  -----------
                                                   (UNAUDITED)          *
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                         $ 4,670     $19,300
    Accounts receivable (net of allowance for
      doubtful accounts of $1,489 and $845)            20,668      15,752
    Inventories                                         9,380       5,731
    Prepaid expenses and other current assets           3,659       1,816
                                                      -------     -------

        Total current assets                           38,377      42,599

PROPERTY, PLANT AND EQUIPMENT (net
  of accumulated depreciation of $3,995 and
$2,517)                                                12,708      10,041

GOODWILL (net of accumulated amortization
  of $1,267 and $659)                                  26,308      13,701

REORGANIZATION VALUE IN EXCESS
  OF AMOUNTS ALLOCABLE TO
  IDENTIFIABLE ASSETS (net of accumulated
  amortization of $795  and $757)                       3,280       3,318

PATENTS AND TRADEMARKS (net of
  accumulated amortization of  $622 and $403)           4,602       3,978

OTHER ASSETS                                            2,791       1,850
                                                      -------     -------


TOTAL ASSETS                                          $88,066     $75,487
                                                      =======     =======



                 * Condensed from audited financial statements.
           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
 (IN THOUSANDS)



                                                    SEPTEMBER 30,    DECEMBER 27,
                                                       1998              1997
                                                    -------------    -----------
                                                     (UNAUDITED)          *
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt and capitalized
      lease obligations                                   $  1,217    $    190
    Accounts payable, accrued expenses and other
       current liabilities                                  13,736      10,475
                                                          --------    --------
        Total current liabilities                           14,953      10,665

MINORITY INTEREST                                              100         213
LONG-TERM DEBT AND CAPITALIZED LEASE
  OBLIGATIONS, less current portion                            789          11
                                                          --------    --------
   Total liabilities                                        15,842      10,889

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
    authorized; 0 shares issued and outstanding               --            --
   Common stock, $.01 par value; 50,000,000 shares
     authorized; 16,498,168 and 16,023,740 issued and
     16,227,440 and 16,023,740 outstanding                     165         160
    Additional paid-in capital                              65,340      61,496
    Foreign currency translation adjustment                   (430)       (353)
    Retained earnings                                       10,465       4,823
    Treasury stock                                          (3,316)     (1,528)
                                                          --------    --------
       Total stockholders' equity                           72,224      64,598
                                                          --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                 $ 88,066    $ 75,487
                                                          ========    ========



                 * Condensed from audited financial statements.
           See notes to condensed consolidated financial statements.

 ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   ----------------------------   ---------------------------
                                                   SEPTEMBER 30,  SEPTEMBER 27,   SEPTEMBER 30, SEPTEMBER 27,
                                                       1998            1997            1998       1997
                                                   ------------   ------------    ------------  ------------
REVENUES:
  Manufactured products                                $ 12,584    $  7,780         $ 31,347      $ 21,951
  Services                                               13,860      14,344           37,565        32,988
                                                       --------    --------         --------      --------
Total Revenues                                           26,444      22,124           68,912        54,939
                                                       --------    --------         --------      --------

COSTS AND EXPENSES:
  Cost of sales                                          17,840      16,328           47,267        40,013
  Operating expenses                                      4,734       3,088           11,972         9,030
  Depreciation and amortization                             402         223            1,263           610
  Equity in earnings of  investees                         (199)        (58)            (523)         (622)
  Merger, integration and other non-recurring
    charges                                                --          --               --           2,542
  Interest (income) expense, net                           (104)        (20)            (544)          392
                                                       --------    --------         --------      --------
INCOME BEFORE PROVISION FOR
    INCOME TAXES                                          3,771       2,563            9,477         2,974

PROVISION FOR INCOME TAXES
                                                          1,445         945            3,542         1,362
                                                       --------    --------         --------      --------
NET INCOME                                                2,326       1,618            5,935         1,612

DIVIDENDS ON PREFERENCE SHARES                             --          --               --             143
                                                       --------    --------         --------      --------

NET INCOME APPLICABLE TO
  COMMON SHAREHOLDERS                                  $  2,326    $  1,618         $  5,935      $  1,469
                                                       ========    ========         ========      ========

BASIC EARNINGS PER SHARE                               $   0.14    $   0.10         $   0.37      $   0.11
                                                       ========    ========         ========      ========

DILUTED EARNINGS PER SHARE                             $   0.14    $   0.10         $   0.35      $   0.10
                                                       ========    ========         ========      ========

WEIGHTED AVERAGE SHARES -
  BASIC                                                  16,224      15,940           16,143        13,837
                                                       ========    ========         ========      ========

WEIGHTED AVERAGE SHARES -
  DILUTED                                                17,022      16,025           17,040        13,991
                                                       ========    ========         ========      ========



           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                      NINE MONTHS ENDED
                                                               -------------------------------
                                                               SEPTEMBER 30,     SEPTEMBER 27,
                                                                   1998               1997
                                                               ------------      ------------

OPERATING ACTIVITIES:
  Net income                                                      $ 5,935          $  1,469
  Adjustments to reconcile net income to cash (used in)
   provided by operating activities:
  Depreciation and amortization                                     2,017             1,590
  Earnings from investees                                            (523)             (622)
  Increase in accounts  receivable                                 (2,089)           (8,175)
  Increase in inventories                                          (1,092)           (1,907)
  (Increase) decrease in prepaid expenses                          (1,725)               23
  Increase in other assets                                           (941)               --
  (Decrease) increase in accounts payable, accrued liabilities
    and other current liabilities                                  (4,941)            8,310
  (Decrease) increase in minority interest                           (113)               10
                                                                  -------          --------
  Net cash (used in) provided by operating activities              (3,472)              698
                                                                  -------          --------
INVESTING ACTIVITIES:
  Purchase of property and equipment                               (1,588)           (4,255)
  Purchase of businesses, net of assets acquired                   (9,444)           (5,891)
  Dividends received from associated companies                        315             1,625
                                                                  -------          --------

   Net cash used in investing activities                          (10,717)           (8,521)
                                                                  -------          --------
 FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options                         172               202
  Proceeds from the issuance of common stock                           --            36,556
  Net borrowings under line of credit                                 999                --
  Net repayments of long-term debt                                   (850)           (7,780)
  Repurchase of treasury stock                                       (685)               --
  Repurchase of preference shares                                      --            (7,531)
                                                                  -------          --------
  Net cash (used in) provided by  financing activities               (364)           21,447
                                                                  -------          --------
  Net effect of translation of foreign currencies                     (77)             (430)
                                                                  -------          --------
  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (14,630)           13,194
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   19,300             8,045
                                                                  -------          --------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 4,670          $ 21,239
                                                                  =======          ========




           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Armor Holdings, Inc. (the "Company") and its direct and indirect wholly owned subsidiaries. The financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of normal recurring accruals and the elimination of all significant intercompany items and transactions) which management considers necessary for a fair representation of operating results, have been included in the statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         These condensed consolidated financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

         Beginning in fiscal 1998, the Company's fiscal year ends on December 31 and fiscal quarters end on the last day of every third month. The Company previously had a 52 or 53 week fiscal year ending on the Saturday closest to the last day of December with each fiscal quarter being a 13 week period. This change does not significantly or materially impact the comparability of the results of operations for the period ended September 30, 1998 as compared to the period ended September 27, 1997.

         Inventories are valued at the lower of cost or market determined on the first-in, first-out (FIFO) basis.

Inventories consist of the following:


                                  SEPTEMBER 30,     DECEMBER 27,
                                      1998              1997
                                  -------------     ------------
Raw materials                        $5,475            $2,958
Work-in-process                       1,724               770
Finished goods                        2,181             2,003
                                     ------            ------
                                     $9,380            $5,731


2. ADOPTION OF NEW ACCOUNTING STANDARDS

SFAS No. 130
------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income."

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


2. ADOPTION OF NEW ACCOUNTING STANDARDS (CONTINUED)

         Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and the Company has adopted the standard for its fiscal year beginning December 28, 1997. During the nine months ended September 30, 1998 and September 27, 1997, total comprehensive income amounted to $5,858,000 and $1,345,000 respectively, and includes unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity.


3. SIGNIFICANT DEVELOPMENTS

         Alarm Protection Services, Inc. - On July 15, 1998 the Company announced the acquisition of all of the outstanding common stock of Alarm Protection Services, Inc. ("APS") located in Kampala, Uganda. APS is a fully licensed physical security and consulting company providing alarm monitoring, physical asset and executive protection, quick response and cash in transit capabilities. APS has approximately 900 employees and has been in operation in Uganda since 1993. Since 1996, the Company has managed APS through a management agreement. This acquisition has been accounted for as a purchase and has a current aggregate purchase price of $1,215,166. The purchase price consisted of $734,426 in cash paid at closing, 17,429 shares of unregistered common stock valued at closing at approximately $200,000 and $280,740 in cash to be paid as the outstanding accounts receivable of APS at the time of closing is collected. Deferred purchase price will be paid in fiscal years 1999 and 2000 totaling $235,000 in cash.

         Law Enforcement Division of MACE Security International - On July 16, 1998 the Company announced the acquisition of certain assets of the Law Enforcement Division of MACE Security International (hereinafter "MSI"). This acquisition includes the assets of the Federal Laboratories ("Fed Labs") division and an exclusive license to use the MACE(R) trademark for the manufacture and sale of MACE(R) brand aerosol defensive sprays to law enforcement markets worldwide. MSI received approximately $4.6 million in cash, including a $650,000 license fee. The Company is holding an additional amount of $600,000 in escrow of which $480,000 is payable six months after closing and $120,000 is payable twelve months after closing. In addition, the Company received warrants to purchase 300,000 shares of MSI at a price of $1.25. The warrants expire in three years.

         The unaudited consolidated results of operations of the Company on a pro forma basis as if the Company had consummated the above acquisitions as well as the Supercraft (Europe) Limited ("Supercraft") and Gorandel Trading Limited ("GTL") acquisitions as discussed in the Company's filing on Form 10-K for its fiscal year

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)



3. SIGNIFICANT DEVELOPMENTS (CONTINUED)

ended December 27, 1997, the Low Voltage Systems Technology, Inc. ("LST") acquisition as discussed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, the Asmara Limited ("Asmara"), Pro-Tech Armored Products of Massachusetts, Inc. ("Pro-Tech"), and CDR International, Ltd. ("CDR") acquisitions as discussed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, are as follows as of the beginning of each period shown:

                                               FOR THE NINE MONTHS ENDED
                                             -----------------------------
                                             SEPTEMBER 30,   SEPTEMBER 27,
                                                 1998             1997
                                             ------------    ------------
Revenues                                        $78,656         $72,193
Net income                                      $ 5,689         $ 4,596
Diluted earnings per share                      $  0.33         $  0.32
Weighted average shares - diluted                17,214          14,232


4. INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

         The Company is a global provider of security solutions and products to multi-national corporations and government agencies. Armor Holdings Products Division manufactures law enforcement equipment, including body armor, less-lethal munitions and anti-riot products for law enforcement and military agencies. Armor Holdings Services Division provides remote site logistics, investigative due diligence, systems integration and physical asset, executive and intellectual property asset protection.

         The Company has invested substantial resources outside of the United States and plans to continue to do so in the future. Substantially all of the operations of the Company's Services Division segment are conducted in emerging markets in Africa, Asia, CIS and South America. These operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. The Company is in the process of receiving quotes from insurance carriers to provide political risk insurance for the counties in which it operates.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


4. INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES (CONTINUED)

         Revenues, income from operations and total assets for each of the Company's segments for the nine months ended September 30, 1998 and September 27, 1997 were as follows:


                                    SEPTEMBER 30, 1998     SEPTEMBER 27, 1997
                                   --------------------   --------------------
                                                (IN THOUSANDS)
Revenues:
  Manufactured products                  $31,347               $21,951
  Services                                37,565                32,988
                                         -------               -------
    Total revenues                       $68,912               $54,939
                                         =======               =======

Income from operations:
  Manufactured products                  $ 4,326               $ 3,859
  Services                                 5,485                 2,499
                                         -------               -------
    Total income from operations         $ 9,811               $ 6,358
                                         -------               -------

Total assets:
  Manufactured products                  $38,234               $47,392
  Services                                43,046                32,995
  Corporate                                6,786                  --
                                         -------               -------
     Total assets                        $88,066               $80,387
                                         =======               =======

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


4. INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES (CONTINUED)

         The following unaudited information with respect to sales to principal geographic areas for the nine months ended September 30, 1998 and September 27, 1997 is as follows:


                                              SEPTEMBER 30,    SEPTEMBER 27,
                                                  1998             1997
                                              -------------    -------------
                                                      (IN THOUSANDS)
Sales to unaffiliated customers:
   North America                                   $27,401         $16,428
   South America                                    11,639           9,202
   Africa                                           14,052          19,243
   Europe/Asia                                      15,820          10,066
                                                   -------         -------
      Total revenues                               $68,912         $54,939
                                                   -------         -------

Operating profit:
   North America                                   $ 3,843         $ 2,267
   South America                                     1,905             822
   Africa                                            1,940           1,675
   Europe/Asia                                       2,123           1,132
                                                   -------         -------
      Total operating profit                       $ 9,811         $ 5,896
                                                   -------         -------

Total assets:
   North America                                   $38,992         $42,689
   South America                                     4,549           3,422
   Africa                                            2,605           1,083
   Europe/Asia                                      41,920          33,193
                                                   -------         -------
       Total assets                                $88,066         $80,387
                                                   =======         =======


ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)

5. EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income:


                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                              -----------------------------   -----------------------------
                                              SEPTEMBER 30,   SEPTEMBER 27,   SEPTEMBER 30,   SEPTEMBER 27,
                                                  1998             1997            1998           1997
                                              -------------   -------------   -------------   -------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Numerator for basic and diluted
  earnings per share:

Net income                                        $ 2,326         $ 1,618         $ 5,935         $ 1,469
                                                  -------         -------         -------         -------
Denominator for basic earnings per
  share weighted average shares:                   16,224          15,940          16,143          13,837

Effect of dilutive securities:

Effect of shares issuable under stock
  option and stock grant plans, based
  on the treasury stock method                        798              85             897             154
                                                  -------         -------         -------         -------

Dilutive potential common shares                      798              85             897             154
                                                  -------         -------         -------         -------

Denominator for diluted earnings per
  share-adjusted weighted average
  shares                                           17,022          16,025          17,040          13,991
                                                  -------         -------         -------         -------
Basic earnings per share                          $  0.14         $  0.10         $  0.37         $  0.11
                                                  =======         =======         =======         =======
Diluted earnings per share                        $  0.14         $  0.10         $  0.35         $  0.10
                                                  =======         =======         =======         =======

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the Company's results of operations and analysis of financial condition for the three and nine months ended September 30, 1998. Beginning in fiscal 1998, the Company's fiscal year ends on December 31 and fiscal quarters end of the last day of every third month. The Company previously had a 52 or 53 week fiscal year ending on the Saturday closest to the last day of December with each fiscal quarter being a 13 week period. This change does not significantly or materially impact the comparability of the results of operations for the period ended September 30, 1998 as compared to the period ended September 27, 1997. The results of operations for the business combinations accounted for as purchase transactions are included since their effective acquisition dates. The results of operations for the Company have been restated to give effect to the Company's acquisition ("DSL Transaction") of DSL Group Ltd. ("DSL") accounted for as a pooling of interests, since DSL's inception on June 3, 1996. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended December 27, 1997, as filed with the Securities and Exchange Commission.

         Manufactured Product and Services Businesses. Historically, the Company was primarily a manufacturer and distributor of security products. Cost of goods sold for the Company historically consisted of the cost of raw materials and overhead allocated to manufacturing operations. Operating expenses for the Company historically consisted of sales and marketing expenses and corporate overhead at the Company's headquarters in Jacksonville, FL.

         As a result of acquisitions in 1997 and 1998, a significant portion of the Company's business now involves the provision of security solutions to multi-national corporations and government agencies. Cost of sales for the services businesses consists principally of labor and related costs at DSL's various security sites as well as direct costs of investigations. Operating expenses for the services businesses consist primarily of corporate and regional overheads including the headquarters in London, England and Jacksonville, FL.

         Due to the acquisitions in the services sector, the Company's gross margins are not comparable with gross margins reported in historical periods.

         Revenue Recognition. The Company records manufactured product revenues at gross amounts to be received including amounts to be paid to agents as commissions, at the time the product is shipped to the distributor. Although product returns are permitted in certain circumstances within 30 days from the date of purchase, these returns are minimal and usually consist of minor modifications to the ordered product. The Company records services revenue as the service is provided on a contract by contract basis.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


         Foreign Currency Translation. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange as of the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment, which represents the effect of translating assets and liabilities of the Company's foreign operations, was a loss of approximately $430,000 as of September 30, 1998 and $353,000 as of December 27, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED
--------------------------------------------------------------------
SEPTEMBER 27, 1997
------------------

         Revenues - manufactured products. Manufactured products revenues increased $4.8 million, or 62%, to $12.6 million for the three months ended September 30, 1998 from $7.8 million for the three months ended September 27, 1997. The acquisitions of Pro-Tech and certain assets from MSI represented approximately 30% of the growth, with the balance coming from internal sources.

         Revenues - services. Services revenues decreased $0.4 million, or 3%, to $13.9 million for the three months ended September 30, 1998 from $14.3 million for the three months ended September 27, 1997. The prior period included $3.4 million of revenue from the Company's Angolan operations, which were terminated in January 1998, and $1.3 million related to a de-mining contract. This revenue, however, has been largely replaced with significantly more profitable sources through the acquisitions of Asmara, CDR and LST.

         Cost of sales. Cost of sales increased $1.5 million, or 9%, to $17.8 million in the three months ended September 30, 1998 from $16.3 million in the three months ended September 27, 1997. The increase in cost of sales dollars is attributed to the revenue growth described above. As a percentage of total revenues, cost of sales decreased to 67% in the three months ended September 30, 1998 from 74% in the three months ended September 27, 1997, reflecting an improvement in the margins associated with the services business.

         Operating expenses. Operating expenses increased approximately $1.6 million to $4.7 million (18% of total revenues) in the three months ended September 30, 1998 from $3.1 million (14% of total revenues) during the three months ended September 27, 1997. Approximately $1.1 million of this increase was directly attributable to acquisitions. The remainder of the increase is directly attributed to commissions on the increased Products Division revenues and to controlled expansion of infrastructure, incurred to support the Company's acquisition strategy.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


         Depreciation and amortization. Depreciation and amortization expense increased to $402,000 in the three months ended September 30, 1998 from $223,000 in the three months ended September 27, 1997. The $179,000 increase was primarily due to an increase in the amortization of intangibles acquired during 1997 and 1998.

         Equity in earnings of investees. Equity in earnings of investees amounted to approximately $199,000 in the three months ended September 30, 1998, compared to $58,000 in the three months ended September 27, 1997. The equity in earnings relates to a 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS"), a joint venture company.

         Interest (income) expense, net. Interest (income) expense, net increased $84,000, or 420%, to interest income of $104,000 for the three months ended September 30, 1998 from interest income of $20,000 for the three months ended September 27, 1997. The Company recognized interest income for the three months ended September 30, 1998 from operating cash on hand invested in overnight investments.

         Income before provision for income taxes. Income before provision for income taxes increased $1.2 million, or 47%, to $3.8 million in the third quarter of 1998 from $2.6 million in the third quarter of 1997. The increase is primarily due to the internal growth of the business of the Company as well as the successful integration of the Company's acquisitions consummated during 1997 and 1998.

         Provision for income taxes. Provision for income taxes totaled $1.4 million in the three months ended September 30, 1998, as compared to $945,000 in the three months ended September 27, 1997. The provision was based on the Company's U.S. federal and state statutory income tax rates of approximately 39% for its U.S.-based companies and a 37% blended effective tax rate for foreign operations of the Company. The effective tax rate for the Company's foreign operations is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates.

         Net income applicable to common shareholders. Net income applicable to common shareholders increased $708,000, or 44%, to $2.3 million in the three months ended September 30, 1998 from $1.6 million for the three months ended September 27, 1997. The increase is due to a combination of acquisitions made during the period being successfully integrated, coupled with internal growth.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED
------------------------------------------------------------------
SEPTEMBER 27, 1997
------------------

         Revenues - manufactured products. Manufactured products revenues increased $9.4 million, or 43%, to $31.3 million for the nine months ended September 30, 1998 from $21.9 million for the nine months ended September 27, 1997. This increase in sales resulted from the increase in sales generated from the operations of Supercraft, Pro-Tech and Fed Labs in the nine months ended September 30, 1998, as well as substantial sales growth generated by internal operations.

         Revenues - services. Services revenues increased $4.6 million, or 14%, to $37.6 million for the nine months ended September 30, 1998 from $33.0 million for the nine months ended September 27, 1997. The increase is primarily due to the acquisitions of the remaining 50% of GTL not previously owned in June 1997 and the acquisitions of LST, Asmara, CDR and APS in 1998.

         Cost of sales. Cost of sales increased $7.3 million, or 18%, to $47.3 million in the nine months ended September 30, 1998 from $40.0 million in the nine months ended September 27, 1997. The increase in cost of sales dollars is attributed to the revenue growth described above. As a percentage of total revenues, cost of sales decreased to 69% in the nine months ended September 30, 1998 from 73% in the nine months ended September 27, 1997, reflecting an improvement in the margins associated with the services business.

         Operating expenses. Operating expenses increased approximately $2.9 million to $11.9 million (17% of total revenues) in the nine months ended September 30, 1998 from $9.0 million (16% of total revenues) during the nine months ended September 27, 1997. The increase is directly attributed to commissions on the increased Products Division revenues and to controlled expansion of infrastructure, incurred to support the Company's acquisition strategy.

         Depreciation and amortization. Depreciation and amortization expense increased to $1.3 million in the nine months ended September 30, 1998 from $610,000 in the nine months ended September 27, 1997. The $653,000 increase was primarily due to an increase in the amortization of intangibles acquired during 1997 and 1998.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


         Equity in earnings of investees. Equity in earnings of investees amounted to approximately $523,000 in the nine months ended September 30, 1998, compared to $622,000 in the nine months ended September 27, 1997. The equity in earnings relates to DSL's original 50% investment in GTL until June 9, 1997, the date the Company acquired the remaining 50% interest not owned by DSL, at which point the 100% investment was consolidated into the Company's results. The equity in earnings also relates to a 20% investment in JSGS.

         Merger, integration and other non-recurring charges. Fees and expenses associated with completing the DSL Transaction (approximately $1.0 million) were expensed in the nine months ended September 27, 1997. These expenses, in combination with certain other charges relating to the financial and administrative restructuring and consolidation of DSL into the Company, totaled approximately $2.5 million and represent a one-time charge.

         Interest (income) expense, net. Interest (income) expense, net increased $936,000, or 239%, to interest income of $544,000 for the nine months ended September 30, 1998 from interest expense of $392,000 for the nine months ended September 27, 1997. The Company recognized interest income for the nine months ended September 30, 1998 on the remaining net proceeds from the Company's public offering in July 1997. Those proceeds were used to repay all debt that was outstanding as of July 1997.

         Income before provision for income taxes. Income before provision for income taxes increased $6.5 million, or 219%, to $9.5 million in the nine months ended September 30, 1998 from $3.0 million in the nine months ended September 30, 1997. Income before provision for income taxes and non-recurring charges increased $4.0 million, or 72%, to $9.5 million in the nine months ended September 30, 1998 from $5.5 million in the nine months ended September 30, 1997. The increase is primarily due to the internal growth of the business as well as the successful integration of the acquisitions consummated during 1997 and 1998.

         Provision for Income taxes. Provision for income taxes totaled $3.5 million in the nine months ended September 30, 1998, as compared to $1.4 million in the nine months ended September 27, 1997. The provision was based on the Company's U.S. federal and state statutory income tax rates of approximately 38% for its U.S.-based companies and a 37% blended effective tax rate for foreign operations of the Company. The effective tax rate for the Company's foreign operations is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


         Dividends on preference shares. During the nine months ended September 27, 1997, DSL incurred $143,000 in preference share dividends. These dividends were paid out of after tax earnings. The Company acquired these preference shares on April 16, 1997 in the DSL Transaction; thus no dividends are reflected in the nine months ended September 30, 1998.

         Net income applicable to common shareholders. Net income applicable to common shareholders increased $4.4 million, or 304%, to $5.9 million in the nine months ended September 30, 1998 from $1.5 million for the nine months ended September 27, 1997. The increase is due to a combination of acquisitions made during the period being successfully integrated, coupled with internal growth as well as merger, integration and other non-recurring charges being expensed in the nine months ended September 27, 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company anticipates that cash generated from operations and borrowings under the Company's credit facility will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months. The Company, however, may require additional financing to pursue its strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company or on a basis that is not dilutive to stockholders.

         The Company's spending for its fiscal 1998 capital expenditures will be approximately $2.2 million, of which the Company has already spent approximately $1.6 million. Such expenditures include, among other things, vehicles and communication equipment used in servicing DSL customers, costs of establishing local offices in new locations, computer equipment and software, and manufacturing machinery and equipment. In addition, the Company purchased 7 acres of land adjacent to the Company's headquarters in Jacksonville, FL for approximately $575,000 to be used for future development.

         As of September 30, 1998 and December 27, 1997, the Company had working capital of $23.4 million and $31.9 million, respectively, which primarily reflects the growth from acquisitions in 1998 funded by the net proceeds (after paying down the credit facility to a zero balance) of the public offering in July 1997.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


YEAR 2000 COMPUTER READINESS
----------------------------

         Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures.

         The Company developed a Y2K Initiative to address this concern. A project team has performed a detailed assessment of all internal computer systems and, as discussed below, is developing and implementing plans to correct the problems. The Company expects these projects to be successfully completed during 1999.

         Year 2000 readiness could affect many of the Company's research and development, production, financial, administrative and communication operations. Systems critical to the Company's business which have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications. In addition, a separate team is looking at Year 2000 readiness from other aspects of the Company's business, including customer order-taking, manufacturing, raw materials supply and plant process equipment. The Company's goal is to have the remedied and replaced systems operational by the first quarter of 1999 to allow time for testing and verification. In addition to the Company's in-house efforts, the Company is asking vendors, major customers, suppliers, communications providers and banks whose systems failures potentially could have a significant impact on the Company's operations to verify their Year 2000 readiness. The Company is testing such systems where appropriate and possible.

         As part of the Y2K Initiative, the Company is developing Business Continuity Plans for those areas that are critical to the Company's business. These Business Continuity Plans will be designed to mitigate serious disruptions to the Company's business flow beyond the end of 1999, and will operate independent of the external providers' Year 2000 compliance. The major drive for contingency planning will be in the last quarter of 1998 and the first half of 1999, with the expectation that the Company's business groups will have plans in place by the end of the second quarter of 1999. Based on the Company's current plans and efforts to date, the Company does not anticipate that Year 2000 problems will have a material effect on the Company's results of operations or financial condition.

         External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. To date, the Company has spent $5,000 on this project. Costs to be incurred for the remainder of 1998 and 1999 to fix the Year 2000 problems are estimated at approximately $40,000. Such costs do not include normal system upgrades and replacements. The Company does not expect the costs relating to Year 2000 remedy to have a material effect on the results of operations or financial condition.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


YEAR 2000 COMPUTER READINESS (CONTINUED)
----------------------------------------

         The above expectations are subject to uncertainties. For example, if the Company is unsuccessful in identifying or fixing all Year 2000 problems in critical operations, or if the Company is affected by the inability of suppliers or major customers to continue operations due to such a problem, results of operations or financial condition could be materially impacted.

         The total costs that the Company incurs in connection with Year 2000 problems will be influenced by the ability to successfully identify Year 2000 system flaws, the nature and amount of programming required to fix the affected programs, the related labor and/or consulting costs for such remediation, and the ability of third parties with whom the Company has business relationships to successfully address their own Year 2000 concerns. These and other unforeseen factors could have a material adverse effect on the Company's results of operations or financial condition.

FORWARD-LOOKING INFORMATION
---------------------------

         Certain statements in this Form 10-Q and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, the outlook of the Company's clients and customers, the reception of new products and services, the success of new initiatives and acquisitions and the likelihood of incremental revenues offsetting expenses related to such new initiatives and acquisitions. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) the inherent volatility of currency fluctuations; (ii) demand for the Company's products and services; (iii) the actions of current and potential new competitors; (iv) rapid changes in technology; (v) the ability to realize cost reductions and operating efficiencies; (vi) overall economic conditions; (vii) political risks in the countries in which the Company operates; and (viii) other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-Q.

                                    PART II

ITEM 5. OTHER INFORMATION

                  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.


         EXHIBIT NO.       DESCRIPTION
         -----------       -----------

         27.1              Financial Data Schedule



(b) Reports on Form 8-K

         The Company filed a Current Report on 8-K under Item 4, Changes in Registrant's Certifying Accountant, on October 22, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ARMOR HOLDINGS, INC.

                              /s/ Jonathan M. Spiller
                              ----------------------------------
                              Jonathan M. Spiller
                              President, Chief Executive Officer
                              and Director
                              Dated:  November 13, 1998

                              /s/ Carol T. Burke
                              ----------------------------------
                              Carol T. Burke
                              Vice President - Finance
                              Principal Financial Officer
                              Dated:  November 13, 1998

EXHIBIT INDEX

The following Exhibits are filed herewith:


         EXHIBIT NO.       DESCRIPTION
         -----------       -----------

         27.1              Financial Data Schedule