Form 10-K
period 1998-12-31
ARMOR HOLDINGS INC
filed 1999-03-25
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark One)
    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1998

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

Securities registered pursuant to             Name of each exchange on which
Section 12(b) of the Act:                     registered:
Common Stock, par value of $.01 per share     American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1999 is $153,017,851.

The number of shares outstanding of the registrant's Common Stock as of March 23, 1999 is 16,558,848.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         DOCUMENT                                         FORM 10-K PART
         --------                                         --------------

           None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

     We are a leading global provider of security risk management services to multi-national corporations and governmental agencies through our Armor Group Services division. We are also a leading manufacturer of security products for law enforcement personnel around the world through our Armor Holdings Products division. Armor Group Services division provides sophisticated security planning and risk management, electronic security systems integration, consulting and training services, as well as intellectual property asset protection, business intelligence and investigative services. We provide these services to multi-national corporations and governmental and non-governmental agencies through our 22 offices in 18 countries. Armor Holdings Products manufactures and sells a broad range of high quality branded law enforcement equipment and has leading market positions in several of the product categories in which we compete. Such products include ballistic resistant vests and tactical armor, less-than-lethal munitions, anti-riot products and narcotics identification kits. These products are sold primarily to law enforcement agencies through a worldwide network of over 500 distributors and sales agents, including approximately 350 in the United States. We believe significant opportunities exist to grow our company and extend our global infrastructure through geographic expansion and strategic acquisitions of related businesses in the fragmented security risk management services and products industry.

     Armor Group Services Division. Our Armor Group Services division provides a broad range of sophisticated security risk management solutions to multi-national corporations in diverse industries such as natural resources, financial services and consumer products, and to governmental and non-governmental agencies such as the U.S. Department of State, the United Nations and the World Bank. Our clients typically have personnel and other investments in unstable and often violent areas of the world. Through our offices on five continents, we provide our multi-national clients with a diversified portfolio of security solutions to assist them to mitigate risks in their operations around the world. Our highly trained, multi-lingual and experienced security personnel work closely with our clients to create and implement solutions to complex security problems. These services include the design and implementation of risk management plans and security systems, provision of security specialists and training of security personnel. We also provide our multi-national clients with specialized investigative services enhanced by our global network. These services include intellectual property asset protection and related investigative services ranging from protecting companies against counterfeiting, patent infringements, product tampering and extortion to identifying unethical supplier activities. In addition, we provide business intelligence, fraud investigation and asset tracing and recovery services to financial services companies, law firms and other entities worldwide. We believe that many of our security services, while often representing a small portion of our clients' overall cost of doing business, are critical to our clients' success. We believe this creates a consistent demand for our premium services at attractive margins.

     Armor Holdings Products Division. Our Armor Holdings Products division manufactures and sells a broad range of high quality branded law enforcement equipment, such as ballistic resistant vests and tactical armor, bomb disposal equipment, less-than-lethal munitions, anti-riot products including tear gas and distraction grenades, narcotics identification kits and custom-built armored vehicles. Our products are marketed under brand names which are well-known and respected in the law enforcement community such as American Body Armor, Defense Technology, First Defense, MACE, Pro-Tech and NIK. We sell our manufactured products primarily to law enforcement agencies through a worldwide network of over 500 distributors and sales agents including approximately 350 in the United States. Our extensive distribution capabilities and commitment to customer service and training have enabled us to become a leading provider of security equipment to law enforcement agencies. We believe there are significant opportunities to grow our manufacturing business through the acquisition and development of new product lines, expansion into new territories and further development of sales to specialized government and military agencies. In addition, management believes that consistent demand for our premium products at attractive margins will continue because our products are critical to the safety and effectiveness of our customers.

INDUSTRY OVERVIEW

     We participate in the global security risk management industry by providing specialized security services to multi-national corporations and governmental agencies and through the manufacture of security products marketed to law enforcement and correctional personnel. Increasingly, governments, businesses, and individuals have recognized the need for our services and products to protect them from the risks associated with white-collar crime, fraud, physical attacks and threats of violence. In general, the need for protection against these risks is confirmed by a variety of statistics. For example, according to the American Society for Industrial Security, damages from intellectual property thefts result in estimated losses of $250 billion annually for U.S.-based companies. In addition, fraud costs U.S. organizations over $400 billion annually according to a recent estimate by the Association of Certified Fraud Examiners. The number of casualties resulting from terrorist incidents increased from 317 in 1991 to 2,963 in 1996, and in 1997, 73% of all international terrorist incidents targeted businesses compared to 53% in 1992.

     Specialized Security Services Market. In response to these security problems, corporations are increasingly contracting experienced private companies to perform their security services. Industry studies demonstrate that the worldwide security services market is expected to grow at a rate of 8.0% annually from 1995 to 2000. Total revenues for the worldwide market are expected to grow to $61.8 billion by 2000 and continue to grow to $87.9 billion by 2005. Management believes that demand by multi-national corporations and governmental agencies operating in lesser-developed nations for specialized security services, such as risk assessment, crisis management, guard force management, security force organization and executive protection, is likely to increase as these entities continue to establish operations and manufacturing facilities in foreign and developing countries.

     In recent months, the U.S. has been the target of several deadly terrorists attacks directed toward U.S. Department of State personnel and facilities across the world. In 1998, U.S. embassies in Nairobi and Dar Es Salaam were bombed, resulting in over 235 deaths and over 5,000 injuries. The U.S. government's response to these threats also supports the increased emphasis on protection against security risks. A Senate panel was appointed to investigate the causes for the lapses in security. The findings of the panel report, like those of similar studies, pointed to the strong need for increased security-related spending at U.S. embassies and other diplomatic facilities worldwide. The panel recently recommended that the government spend $1.4 billion per year for the next ten years to improve embassy security, an increase of $11 billion over the administration's current budget for that period. With our global network of overseas offices and our broad portfolio of security services and products, we believe that we are well-positioned to participate in expected increases in security-related spending at U.S. diplomatic facilities around the world.

     Manufactured Security Products Market. Certain industry studies estimate that worldwide expenditures for security products will grow at a compounded annual rate of 7.9% from approximately $14 billion in 1990 to approximately $60 billion in 2010. Although these statistics do not correlate directly to our product lines, we believe that the increasing spending in the private security sector is indicative of a greater demand for our products in the law enforcement, correctional and governmental sectors.

     In response to an increased emphasis on safety and protection, the number of police officers has increased significantly over the past several years. By 1996 there were approximately 738,000 full-time sworn law enforcement officers in the U.S. In 1993, a U.S. Department of Justice survey of local police departments indicated that 65% of such organizations have purchased body armor for all of their officers, 60% supply their officers with pepper spray, 35% supply their officers with tear gas and 10% maintain inventories of stun grenades and less-than-lethal projectiles. In addition, the U.S. prison population has doubled since 1985 to approximately 1.8 million inmates in 1998. We believe this rise in the prison population has spurred demand from institutional correctional facilities for manufactured security products.

     Information concerning Business Segments and Geographical Sales. For information concerning our business segments, please refer to Note 15 to our Consolidated Financial Statements included elsewhere in this report.

KEY STRENGTHS

     We believe that the following key strengths will enable us to continue to increase sales to existing and new customers, expand our service and product offerings, enter new markets, increase our profitability and capitalize on industry trends:

     Broad Portfolio of Services and Products. We offer a broad portfolio of security services and products, enabling us to provide comprehensive solutions to our customers' security needs. We strive to enhance our position as a single source provider of global security services to our clients and believe that our worldwide infrastructure enables us to follow our governmental and multi-national corporate clients to new geographical markets as well as cross-sell additional services to these customers. Similarly, our extensive product distribution network allows us to provide our customers a broad array of complementary manufactured law enforcement equipment. Through strategic acquisitions and internal growth, we expect to continue to expand our service and product offerings.

     Strong Client Base and Extensive Distribution Network. Armor Group Services serves a client base representing governmental agencies and approximately 500 multi-national corporations worldwide, including The British Petroleum Company, plc, British American Tobacco, Continental Airlines, Inc. and Credit Suisse Group. Armor Holdings Products has a broad, full service network of approximately 350 domestic distributors and 150 international agents to sell our portfolio of manufactured law enforcement equipment. The quality and scope of our products and the strength of our brand names has enabled us to establish one of the largest distribution networks in the industry and engendered the loyalty of our distributors. We work closely with our distributors and agents to respond to and anticipate the needs of end-users, which we believe allows us to maintain our market leadership position. We believe that the diversity of our clients' end-markets, the continued globalization of our clients and the strength of our distribution relationships minimize our dependence on any particular product, market, or customer.

     Strong Brands with Leading Market Positions. Our product lines are marketed under brand names widely recognized in law enforcement, such as American Body Armor, Defense Technology, Federal Laboratories and MACE. Due to the life-protecting nature of the products in the markets that we serve, end-users prefer to purchase premium products with brand names that have solid reputations for quality and which provide high levels of performance. The strength of our brand names has contributed to our leading market positions in several of the product categories in which we compete, including body armor (Xtreme), aerosol defense sprays (MACE), and less-than-lethal munitions (Defense Technology).

     Proven Track Record of Identifying, Completing and Integrating Acquisitions. Since January 1996, we have completed 11 acquisitions in the security services and products industry. We employ a disciplined approach to evaluating acquisition opportunities and integrating the operations of acquired businesses. We believe that these acquisitions have strengthened our market position, leveraged our distribution network and expanded our service and product offerings. Further, we believe that our performance-based compensation plan enables us to retain strong managers of acquired businesses and provides for timely and efficient integration of acquired operations.


GROWTH STRATEGY

     Our strategic objective is to be the leading global provider of security risk management services and products to multi-national corporations, governmental agencies and law-enforcement personnel. We expect the demand for security risk management services and products to continue to grow and we seek to capitalize on this growth by offering a comprehensive array of premium security risk management services and law enforcement equipment throughout the world. We intend to enhance our leadership position through strategic acquisitions by creating a broad portfolio of services and products to satisfy all of our customers' increasingly complex security needs. By establishing a critical mass of services and a broad base of customers, we have built in the capacity to perform all aspects of our clients' threat analyses and security provision on a comprehensive basis. We plan to continue to execute this growth strategy primarily through internal expansion of our existing businesses and through strategic acquisitions of businesses offering complementary services, markets, and customer bases. The following elements define our growth strategy:


     Pursue Strategic Acquisitions. The security risk management services and products industry is highly fragmented and characterized primarily by smaller single service or product providers. We believe, however, that many clients in the industry would prefer to deal with a consolidated entity that can provide a broad spectrum of services and/or products in the security risk management industry. As a result, we selectively pursue acquisitions that complement and expand our service and product offerings and provide access to new geographic markets, additional distribution channels and new client relationships.

     Broaden Service Offerings to Existing Client Base. We broaden our existing service offerings through strategic acquisitions and develop a comprehensive range of security risk management offerings with a global network of service providers. We intend to continue to market our expanded offerings by increasing penetration of our existing client base with sales of additional services.

     Expand Client Base. We expand our client base by offering a complete array of security risk management services to our service clients, particularly those involved in the petrochemical and mineral extraction industries, branded product industries, and financial services industries as they expand their commercial activities throughout the world. In addition, we market our expanded offerings to new clients referred to us by our existing clients. Client referrals have historically provided significant growth opportunities for us with minimal incremental marketing expense.

     Expand Distribution Network and Product Offering. We leverage our distribution network by expanding our range of branded law enforcement equipment through the acquisition of niche defensive security products manufacturers and by investing in the development of new and enhanced products which complement our existing offerings. A broader product line enables us to strengthen our relationship with distributors and enhance our brand appeal with military, law enforcement and other end users.

     Continue Global Expansion. We expand the scope of our service and product offerings by serving existing customers who are expanding geographically, acquiring complementary assets and capabilities and extending our distribution network into new territories. We target those regions where emerging market conditions or political instability create demand for our services or where increased regulation, political instability or growth of prison populations create a demand for our products. Many existing clients are pursuing rapid global expansion strategies which may also provide access to new territories and prospective new client relationships.

ACQUISITIONS

     We have pursued a strategy of growth by acquiring businesses and assets that complement our existing operations. We use several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) broadens the scope of the services or products we offer or the geographic areas we serve, (2) offers attractive margins, (3) is accretive to earnings, and (4) offers the opportunity to enhance profitability by improving the efficiency of our operations. Since January 1996, we have consummated 11 and announced two additional acquisitions including Safariland, a leading manufacturer of law enforcement equipment.

     Safariland. On February 24, 1999, we signed a letter of intent to acquire all of the outstanding capital stock of Safariland, a leading manufacturer of equipment for the law enforcement, military and sporting goods markets worldwide, based in Ontario, California. The purchase price is $41 million, subject to adjustments, consisting of $37 million in cash and the balance in our common stock, plus the assumption of $5.2 million of indebtedness. The transaction is subject to entering into a definitive agreement and customary closing conditions, and is expected to close on or around March 31, 1999. Safariland manufactures and distributes a variety of products including ballistic resistant vests and duty gear.

     Parvus. On December 2, 1998, we signed a letter of intent to acquire The Parvus Company, a Washington, D.C. consulting firm specializing in international investigations, corporate intelligence and security services. The transaction is subject to entering into a definitive agreement and customary closing conditions.

     Acquisition History. The following table summarizes certain information concerning the acquisitions we have announced or closed.


ARMOR GROUP SERVICES



                                                                                     APPROXIMATE ANNUAL
                                       YEAR                                           REVENUES PRIOR TO
             COMPANY                 ACQUIRED                SERVICES                    ACQUISITION
---------------------------------   ----------   -------------------------------   ----------------------
                                                                                       (IN MILLIONS)
DSL Group Limited                     1997       Security risk management                  $31.1
                                                 and consulting services
                                                 worldwide
Gorandel Trading Limited              1997       Security risk management                  $ 6.4
                                                 and consulting services in
                                                 Russia
Low Voltage Systems Technology,       1998       Electronic security systems               $ 2.0
 Inc.                                            integration
Asmara Limited                        1998       Investigation, asset tracing,             $ 1.8
                                                 due diligence
CDR International Limited             1998       Intellectual property asset               $ 3.8
                                                 protection
Alarm Protection Services, Inc.       1998       Alarm monitoring, systems                 $ 2.5
                                                 integration, and physical
                                                 security in Uganda
The Parvus Company*                   1999       Global business                           $ 1.5
                                                 intelligence

ARMOR HOLDINGS PRODUCTS

                                                                                    APPROXIMATE ANNUAL
                                          YEAR                                       REVENUES PRIOR TO
               COMPANY                  ACQUIRED              PRODUCTS                  ACQUISITION
------------------------------------   ----------   ---------------------------   ----------------------
                                                                                       (IN MILLIONS)
NIK Public Safety Product Line           1996       Portable narcotic                     $ 2.2
                                                    identification kits under
                                                    the NIK brand name
Defense Technology Corporation           1996       Less-than-lethal and                  $ 8.9
 of America                                         anti-riot products under
                                                    the brand names Defense
                                                    Technology, Def-Tech,
                                                    Distraction Device
Supercraft (Europe) Limited              1997       High visibility garments              $ 5.7
Law Enforcement Division of              1998       Tear gas and pepper                   $ 7.0
 Mace Security International, Inc.                  sprays under the brand
                                                    name MACE
Pro-Tech Armored Products of             1998       Hard armor, vehicle armor             $ 5.0
 Massachusetts, Inc.                                under the brand name
                                                    Pro-Tech
Safariland Ltd., Inc.*                   1999       Law enforcement products              $47.0
                                                    under the brand names
                                                    Safariland, Safari Armor,
                                                    Duty Gear, Safari Gear,
                                                    Zero-G, Nylok

----------
* Pending

SERVICES AND PRODUCTS

Armor Group Services

     Our Armor Group Services division provides a broad range of sophisticated security risk management services to multi-national corporations and to governmental and non-governmental agencies, including the following services:

     Security Planning, Advisory and Management. We believe we are the world's leading provider of specialized security risk management services. We operate in high risk and hostile environments characterized by rapid economic growth, political instability, emerging market conditions and/or significant natural resources, such as Africa, South America, Central Asia, Russia and the Balkans. The core of our service business is the creation and implementation of risk management plans and solutions to complex security problems in high risk areas through detailed and targeted analysis of potential threats to security, assistance in the secure design of facilities, the provision of highly qualified specialists with extensive international experience in practical security applications and on-going training of security personnel and client personnel with respect to preventive security measures. We also provide humanitarian mine clearance and ordnance disposal and maintenance of secure lines of communication.

     We offer security solutions that involve law enforcement training, security consultation services and experienced security personnel who act as planners, trainers, managers, advisors, instructors and liaison personnel. We also provide teams of supervisors, many of whom are British Special Air Services veterans, who frequently are employed as senior expatriate managers of guards for government embassies. We provide security services including risk assessment, project organization and management, equipping, training and management of existing guard forces, system design, procurement and installation, crisis management, VIP protection, specialist training and evacuation planning. In connection with our security services, we utilize the services of approximately 290 expatriates and 2,900 locally recruited guards. These guards are supervised, managed and trained by our professional security staff, while approximately 625 are employed by local companies that subcontract their manpower to us. Our clients are multi-national corporations in industries including petrochemical and natural resource extraction, manufacturing, travel and financial services. Additionally, we serve governmental and non-governmental agencies such as the U.S. Department of State, U.S. Navy, the European Union, and the United Nations.

     Intellectual Property Asset Protection. We provide a full range of consulting and investigative services specializing in worldwide intellectual property asset protection for multi-national corporations with products that have valuable brand name recognition. Our services range from protecting companies against counterfeiting, patent infringements, product tampering, gray market distribution, and extortion to identifying unethical supplier activities such as the use of child labor. These services are provided by professionals with extensive backgrounds in related areas, including trade and customs law. We offer brand protection and often work with our clients during product development to establish trademark and patent protection strategies and work to protect the brand throughout its lifecycle. Our clients include multi-national branded product companies involved in tobacco, sportswear, spirits, and pharmaceuticals, as well as financial services and insurance companies.

     Investigation and Due Diligence. We provide fraud investigation, asset tracing, due diligence, litigation research, political risk analysis and other business intelligence services to multi-national and financial services companies worldwide. We rely on our network of business intelligence contacts, many proprietary and public databases, and our experience in gathering and deciphering hard to find information. We are enhancing our capabilities in this area through acquisition. Our professionals have various backgrounds including experience in financial, due diligence and foreign intelligence services. Our clients include investment and commercial banks, insurance companies, law firms and other multi-national companies.

     Security Systems Integration. We are a provider of security systems specializing in the design, integration, maintenance and technical support of sophisticated electronic and computer-driven security and fire alarm systems. We specialize in high-speed analog and digital transmission designs for life safety, communication, alarm, closed circuit television, access control, television and security systems. These systems are installed in airports, banks, government buildings, hospitals, prisons, universities, stores, office buildings, telecommunication centers, radio and television stations, and similar locations. Our clients include multi-national companies, embassies and high commissions and military entities worldwide.

Armor Holdings Products

     Body Armor. We manufacture and sell a wide array of armor products under the leading brand name American Body Armor which are designed to protect against bodily injury caused by bullets, knives and explosive shrapnel. Our principal armor products are ballistic resistant vests, sharp instrument penetration armor, hard armor such as anti-riot gear, helmets, shields and upgrade armor plates, and bomb protective gear. Our line of ballistic protective vests provides varying levels of protection depending upon the configuration of ballistic materials and the standards (domestic or international) to which the armor is built. In addition, we recently introduced an advanced ballistic resistant vest under the brand name Xtreme. Our body armor products that are manufactured in the United States are certified under guidelines established by the National Institute of Justice.

     We offer two types of ballistic resistant armor, concealable armor and tactical armor. Concealable armor, which generally is worn beneath the user's clothing, is our basic line of body armor. These vests are often sold with a shock plate, which is an insert designed to improve the protection of vital organs from sharp instrument attack and to provide enhanced blunt trauma protection. Tactical armor is worn externally and is designed to provide protection over a wider area of a user's body and defeat higher levels of ballistic threats. These vests, which are usually manufactured with hard armor ballistic plates that provide additional protection against rifle fire, are designed to afford the user maximum protection. Tactical armor may also provide enhanced protection against neck, shoulder and kidney injuries. Tactical armor is offered in a variety of styles, including tactical assault vests, tactical police jackets, floatation vests, high-coverage armor and flak jackets.

     Our sharp instrument penetration armor is designed primarily for use by personnel in correctional facilities and by other law enforcement employees who are primarily exposed to threats from knives and other sharp instruments. These vests are constructed with special metallic blends and are available in both concealable and tactical models. In addition, these vests can be combined with ballistic armor configurations to provide both ballistic and sharp instrument penetration resistant protection.

     We manufacture several hard armor products under the Pro-Tech brand name. Pro-Tech products include ballistic shields, helmets, visors and other personal protection accessories and armor products for helicopters, automobiles, riot control vehicles, as well as "up-armoring" for the Tank Armored Command division of the United States Army.

     We also manufacture a variety of hard armor ballistic shields primarily for use in tactical clearance applications. These shields are manufactured using Spectra ballistic fibers, polyethylene ballistic materials, ballistic steel, ceramic tiles, ballistic glass or a combination of any one or more of these materials. Other hard armor products include tactical face masks and helmets, ballistic shields, barrier shields and blankets. These products allow tactical police officers to enter high threat environments with maximum ballistic protection.

     Other specialty products that we manufacture include armored press vests, executive vests, raincoats and fireman turnout coats. These specialty products can be custom designed to provide various levels of ballistic protection. We have the exclusive rights in the United States to distribute Gallet (Registered Trademark) helmets to the law enforcement community. We also distribute a variety of items manufactured by others, including gas masks, batons and holsters.

     Less-Than-Lethal Products. Under the Defense Technology, First Defense, Federal Laboratories and MACE brands, we manufacture and sell a complete line of less-than-lethal, anti-riot and crowd control products designed to assist law enforcement and military personnel in handling situations that do not require the use of deadly force. These products, which generally are available for use only by authorized public safety agencies, include pepper sprays, tear gas, specialty impact munitions and distraction devices.

     Through the acquisition of the assets of the law enforcement division of Mace Security International, Inc., we acquired the exclusive license to use the MACE brand in connection with the manufacturing and sale of MACE aerosol sprays to law enforcement entities worldwide. We also manufacture pepper sprays containing the active ingredient oleoresin capsicum, a cayenne pepper extract. Our pepper spray formula is patented and carries the trademark name of First Defense. The products range from small "key-ring" and hand-held units to large volume canisters for anti-riot and crowd control applications.

     Our tear gases are manufactured using CS and CN. These products are packaged in hand-held or launchable grenades, both pyrotechnic and non-pyrotechnic, as well as in 37 mm, 40 mm and 12 gauge munitions. The munitions include barricade rounds, blast dispersions and pyrotechnic canisters. We hold a patented design covering two of our non-pyrotechnic grenades.

     We manufacture a wide range of specialty impact munitions that can be used against either individual targets or in anti-riot and crowd control situations. These products, which range from single projectiles, such as bean bags, rubber balls, wood and rubber batons, to multiple projectile products containing rubber pellets, rubber balls or foam, can be fired from standard 12 gauge shotguns, 37 mm gas guns and 40 mm launchers.

     We also manufacture a patented and trademarked device that is used for dynamic entries by specially trained forces where it is necessary to divert the attention of individuals away from an entry area. This product, which carries the trademark name of Distraction Device, emits a loud bang and brilliant flash of light when used.

     Narcotic Identification and Evidence Equipment. We assemble and market portable narcotic identification kits under the NIK brand name which are used in the field by law enforcement personnel to identify a variety of controlled substances, including cocaine, marijuana, heroin and LSD. We also assemble and market evidence collection kits and evidence tape, and have the exclusive rights to distribute Flex-Cuf and Key-Cuff disposable restraints.


CUSTOMERS

     Armor Group Services. Our principal security services clients, include large multi-national corporations that have significant investments in remote and hostile areas of the world. We currently serve clients in over 15 industries including petrochemical, mining, branded products, financial services, insurance and legal. Other significant clients include the United Nations, governmental embassies, including those belonging to the United States, projects funded by the World Bank and the European Commission and a variety of banking, finance, aid and humanitarian organizations and companies engaged in international trade and commerce.

     The following table sets forth certain information regarding selected clients, the nature of the security services provided to such clients, and the countries in which such services are being or have been performed:




CLIENT                            REGION           FACILITY         SERVICES PROVIDED
--------------------------------- ---------------- ---------------- -----------------------------------
Bechtel Group, Inc.               North Africa     All facilities   Expatriate security managers and
                                                                    supervisors (1994 to date)
BAT                               Africa           All facilities   Expatriate security managers and
                                                                    supervisors (1994 to date)
                                                                    supervisors (1996 to date)
Continental Airlines, Inc.        Colombia         Airports         Passenger/baggage search; aircraft
                                                                    guarding (1993 to date)
U.S. Department of State          Uganda, Congo,   Embassies        Expatriate-managed guard forces
                                  Ecuador                           (1985 to date)
U.S. Navy                         Bahrain          Administrative   Expatriate security managers and
                                                   Support Unit     supervisors (1998 to date)

     Armor Holdings Products. In 1998, we sold approximately 82% of our products in the U.S., with the balance sold internationally. The primary end-users of our products are law enforcement agencies, local police departments, state correctional facilities, highway patrols and sheriffs' departments.

    The British Petroleum Company, plc, a client of our Armor Group
Services division, accounted for approximately 10.2% of our net sales in fiscal 1998 under a contract which expires March 31, 1999. This contract has been renewed for each of the previous eight years and is currently being renegotiated for renewal. No other clients or customers of the Armor Group Services division or the Armor Holdings Products division accounts for more than 10% of our total sales for the 1998 fiscal year and our ten largest clients account for approximately 25% of total sales for the 1998 fiscal year.


MARKETING AND DISTRIBUTION

     Armor Group Services. As we have expanded our service offerings, we have better exploited efficiencies and more active marketing has become an integral part of our growth efforts. In addition to sourcing new business from client referrals, we continue to follow our clients into new geographic areas where there exist significant security risks. We rarely enter a country without a substantial contract for services already in place. Once established in a country, we seek to expand our service offerings and our customer base through active marketing. As we have integrated new services our professionals have increasingly relied on active marketing to generate new business. We have fostered the cross selling of our services by physically locating our professionals in common space and educating our professionals about all of our service business lines. Further, a rebranding effort is underway to market our services under the brand Armor Group. We are focusing on clients in high growth industries where the need for investigation, brand protection and other security services are critical to success. The industries we are targeting include financial services, software and publishing, insurance, natural resource extraction, and global consumer brands.

     Armor Holdings Products. As a result of our history of providing high-quality and reliable armor, less-than-lethal products and narcotic identification and evidence equipment, we enjoy excellent name recognition and a strong reputation in the law enforcement equipment industry. The central element of our marketing strategy is to capitalize our name recognition and reputation amongst our customers by positioning ourselves as a global provider of many of the premier security risk management services and law enforcement equipment that our customers may need. By positioning ourselves in this manner, we can capitalize on our existing customer base and our extensive global distribution network, maximize the benefits of our long history of supplying security-related products around the world and leverage our leadership position in the security risk management services and products markets. When entering a foreign market, we penetrate the market by offering the most comprehensive range of products and services available in the security industry. We tailor our marketing strategy to each geographic area of the world and will often tailor our product offering by country. There are opportunities for cross-marketing of military and law enforcement products which could strengthen the image of each product group. We believe that our ability to cross-market our security risk management services and products will enhance our position as an integrated provider of an extensive assortment of such services and products.

     In addition, we have designed comprehensive training programs to provide initial and continuing training to our customers in the proper use of our various product lines. These training programs are typically conducted by trained law enforcement and military personnel we hire for such purpose. Training is essential for our customers to use our products properly and to avoid injury. Certain of our training programs also contribute to revenues. Training programs are an integral part of our customer service. In addition to enhancing customer satisfaction, we believe that they also help breed customer loyalty and brand awareness, so that we may sell additional products to the same customer. Our marketing efforts are further augmented by our involvement with and support of several important law enforcement associations, including the National Tactical Officer's Association, the International Law Enforcement Firearms Instructors, the American Society of Law Enforcement Trainers and the International Association of Chiefs of Police.

     Our distribution strategy involves the utilization of a worldwide distribution network of approximately 350 domestic distributors and 150 international agents, as well as 15 regional domestic sales managers who promote our products but refer customers to a local distributor for purchasing. We further reinforce distributor loyalty by offering price discounts to high volume distributors. We believe that relationships with our distributors are strong. The distributors benefit from their association with us due to the quality our manufactured products, the scope of our product line, the high degree of service we provide and the distributor's opportunity to participate profitably in the sale of our products.

     We seek to expand our distribution network. As we identify and acquire businesses that fit strategically into our existing product and service portfolio, we maximize our distribution network by offering additional products and services. Recent acquisitions have opened new channels of global distribution to parts of the world not previously penetrated and have enabled us to more fully exploit our extensive access to multi-national corporations, whose security service needs in unstable countries may in the future require security products that complement the services provided. The addition of these new distribution channels will allow us to take advantage of our various units' distribution networks by offering a wider variety of products, thereby increasing operating efficiencies.


PRODUCT MANUFACTURING AND RAW MATERIALS

         The primary raw materials used in manufacturing ballistic resistance garments are various ballistic fibers, including Kevlar, Twaron and SpectraShield. Kevlar, an aramid fiber, is a patented product of E.I. du Pont de Nemours Co., Inc. ("Du Pont") and is only available from Du Pont and its European licensee. We have begun to use SpectraShield, a high strength polyethylene product of Allied Signal, Inc., as an alternative ballistic resistant fabric to reduce our dependence on Kevlar. SpectraShield is not, however, expected to become a complete substitute for Kevlar in the near future due to the fabric's physical characteristics. We also use Twaron, an aramid fiber product of Akzo-Nobel Fibers B.V. We do not purchase these fibers directly from the manufacturers, but rather purchase fiber from weaving companies who convert the raw fibers into cloth. We believe that we enjoy a good relationship with these weaving companies.

However, if necessary, we believe that we could readily find replacement weavers. We also use Spectrashield and Kevlar in our hard and vehicle armor products. Additionally, we use polycarbonates, acrylics, ballistic quality steel, ceramics, and ballistic glass. We are aware of multiple suppliers for these materials and would not anticipate a significant impact if we were to lose any suppliers. We do not manufacture equipment used in our security systems integration business.

     We obtain from several sources the raw materials we used in the production of chemical agents. The raw chemicals used in the production of CS tear gas are readily obtainable with the exception of Malononitrile, for which sources are limited. If we were unable to obtain Malononitrile, or if there were a material increase in the price of Malononitrile, our production of CS tear gas could be severely curtailed. The remainder of the chemicals and piece parts used by us are readily available from other suppliers. Although we manufacture armor on a built-to-order basis, we do maintain reasonable inventories of our less-than-lethal and anti-riot products.

     We purchase other raw materials used in the manufacture of our various products from a variety of sources and additional sources of supply of these materials are readily available. We also own several molds which are used throughout our less-than-lethal product line.

     We adhere to strict quality control standards and conduct extensive product testing throughout our manufacturing process. Raw materials are also tested to ensure quality. We have obtained ISO 9001 certification for our Jacksonville manufacturing operation for body armor and narcotic identification kits and our Wyoming manufacturing facility for less-than-lethal products.
We have obtained ISO 9002 certification for our Westhoughton, England manufacturing facility for body armor and high visibility garments. ISO standards are promulgated by the International Organization of Standardization and have been adopted by more than 100 countries worldwide. We obtain ISO certification by successfully completing an audit certifying our compliance with a comprehensive series of quality management and quality control standards.


BACKLOG

     At December 31, 1998, we had unfilled customer orders of approximately $2.5 million compared with approximately $1.9 million of such orders at December 27, 1997. These orders are expected to be shipped by March 27, 1999, however, there can be no assurance that such backlog will become revenues in any particular period or at all.


COMPETITION

     The security services industry is highly competitive, and we compete in a variety of fields with competitors ranging from small business to multi-national corporations. Within the security services industry we compete on the basis of the quality of services provided, ability to provide national and international services and range of services offered, as well as price and reputation. Our security services also face a wide variety of competition in different areas, although there is no single organization that competes directly with us globally. Our principal competitors in this market include The Kroll-O'Gara Company, The Wackenhut Corporation, Securitas AB, Pinkerton's, Inc., Control Risk, Electronic One and Tyco International, Ltd. and its subsidiary ADT. Our primary competitors in supplying security services to the petrochemical and mining industries are local security companies, in-house security programs and small consultancy companies. Our primary competitors in the embassy and international agency protection business are local companies and large manned guarding companies including The Wackenhut Corporation, Pinkerton's, Inc., Group 4 Securitas (International) B.V. and ICTS International, N.V. As the countries within which we operate become more mature and stable, competition is likely to increase.

     The market for our products is highly competitive and we compete in a variety of fields with competitors ranging from small businesses to multi-national corporations. In the body armor business, we compete by providing superior design, engineering and production expertise in our line of fully-integrated ballistic and blast protective wear. Our principal competitors in this market include Point Blank Body Armor, Inc., Second Chance Body Armor, Inc. and Rabin-Tex. In the less-than-lethal product industry we compete by providing a broad variety of less-than-lethal products with unique features and formulations which we believe afford us a competitive advantage over our competitors. Although many of our competitors have larger facilities and operations and greater financial resources, the principal competitive factors for all of our products are quality of engineering and design, reputation in the industry, production capability and capacity, price and ability to meet delivery schedules.

EMPLOYEES

         As of March 2, 1999, we have a total of approximately 2,834 employees, of which approximately 380 were employed at Armor Holdings Products and approximately 2,653 were employed at Armor Group. Additionally, we subcontract 625 employees from local companies. Approximately 31 employees employed by our Supercraft subsidiary are represented by the General Municipal Boilermaker and Allied Trade Union. The collective bargaining agreement currently in effect for these employees expires on December 31, 1999. Also our Low Voltage Systems subsidiary has 3 employees covered under a collective bargaining agreement and are represented by the International Brotherhood of Electrical Workers. None of our remaining employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee related slowdowns and believe that the relationship with our employees is good.


PATENTS AND TRADEMARKS

     We currently own numerous issued U.S. and foreign patents and pending patent applications relating to our product lines as well as several registered and unregistered trademarks relating to our products. The trademarks include Gold Series GSX, Xtreme, Def-Tec Products, Distraction Device, NIK, Identidrug, Federal Laboratories and First Defense. We also have an exclusive license to use the MACE trademarks in the law enforcement market. Although we do not believe that our ability to compete in any of our product markets is dependent solely on our patents and trademarks, we do believe that the protection afforded by our intellectual property provides us with important technological and marketing advantages over our competitors. Although we have protected our technologies to the extent that we believe appropriate, the measures taken to protect our proprietary rights may not deter or prevent unauthorized use of our technologies. In other countries, our proprietary rights may not be protected to the same extent as in the United States.


GOVERNMENT REGULATION

     We are subject to federal licensing requirements with respect to the sale in foreign countries of certain of our products. In addition, we are obligated to comply with a variety of federal, state and local regulations governing certain aspects of our operations and the workplace. We are also regulated by the U.S. Bureau of Alcohol, Tobacco, and Firearms as a result of our manufacturing of certain destructive devices and by the use of ethyl alcohol in certain products. We also ship hazardous goods, and in doing so, must comply with the regulations of the U.S. Department of Transportation for packaging and labeling. We are also subject to certain regulations promulgated by, among others, the U.S. Departments of Commerce and State and the U.S. Environmental Protection Agency.


ENVIRONMENTAL MATTERS

     We are subject to federal, state, and local laws and regulations governing the protection of the environment, including those regulating discharges to the air and water, the management of wastes, and the control of noise and odors. While we always strive to operate in compliance with these requirements, we cannot assure you that we are at all times in complete compliance with all such requirements. Like all companies, we are subject to potentially significant fines or penalties if we fail to comply with environmental requirements. Although we have made and will continue to make capital expenditures in order to comply with environmental requirements, we do not expect material capital expenditures for environmental controls in 1999 or 2000. However, environmental requirements are complex, change frequently, and could become more stringent in the future. Accordingly, we cannot assure you that these requirements will not change in a manner that will require material capital or operating expenditures or will otherwise have a material adverse effect on us in the future.

     We are also subject to environmental laws requiring the investigation and cleanup of environmental contamination. We may be subject to liability, including liability for cleanup costs, if contamination is discovered at one of our current or former facilities or at a landfill or other location where we have disposed wastes. The amount of such liability could be material. We use Orthochlorabenzalmalononitrile ("CS") and Chloroacetophenone ("CN") chemical agents in connection with our production of tear gas. These chemicals are hazardous, and could cause environmental damage if not handled and disposed of properly.

ITEM 2.  PROPERTIES

         The Company's principal facilities consist of the following:

                                                                              APPROXIMATE           PRODUCTS
LOCATION                      PRINCIPAL USE              OWNED/LEASED         SIZE                  MANUFACTURED
--------                      -------------              ------------         ----                  ------------
Jacksonville, Florida         Manufacturing,             Owned                14 acres               Body Armor
                              distribution, corporate                         70,000 sq. ft.(1)      Narcotic ID Kits
                              headquarters
Casper, Wyoming               Manufacturing,             Owned(2)             60 acres              Tear Gas
                              Warehouse, Office                               61,700 sq. ft.        Pepper Spray
                                                                                                    Less-than-Lethal
                                                                                                    Munitions
Westhoughton, England         Sales, Manufacturing       Owned                44,000 sq. ft.        High Visibility
                                                                                                    Garments
London, England               Sale, Office               Leased(3)            6,500 sq. ft.         Armor Group
                                                                                                    services
Pittsfield, Massachusetts     Manufacturing,             Leased (4)           22,000 sq. ft.        Hard Armor
                              distribution                                                          Vehicle Armor

(1) We have the capacity to expand the building facility to 250,000 sq. ft.

(2) DTC owns four properties at this location.

(3) DSL leases three floors and pays annual rent thereon in an amount equal to pounds sterling 96,000. The lease for this property expires in March 2002.

(4) Pro-Tech leases two facilities in Pittsfield, Massachusetts, one for 16,000 sq. ft. at an annual rental of $46,800, the lease for which expires in April 2003, and one for 6,000 sq. ft. at an annual rental of $15,288 on a month-to- month basis. Pro-Tech has given notice that the 6,000 sq. ft. facility will be vacated. On April 1, 1999, Pro-Tech will lease an additional 20,000 sq. ft. for an additional annual rental of $39,360, under a lease expiring on March 31, 2002.

         In addition, we lease a 50,000 square foot facility in Yulee, Florida, our former manufacturing facility, which is sublet at full rental value until April 30, 1999, the expiration of the lease. The annual rent for this property is $130,960 plus annual increases. We also lease an average of 22,000 square feet at each of our 21 worldwide locations, at an aggregate annual rental of $550,000 having terms expiring from 1 to 10 years.

         We believe our manufacturing, warehouse and office facilities are suitable, adequate and afford sufficient manufacturing capacity for our current and anticipated requirements. We believe we have adequate insurance coverage for our properties and their contents.

ITEM 3.  LEGAL PROCEEDINGS


     On January 16, 1998, our Armor Group Services division ceased operations in the country of Angola. The cessation of operations in Angola was dictated by that government's decision to deport all of our expatriate management and supervisors. As a result of the cessation of operations in Angola, our Armor Group Services division is involved in various disputes with SHRM S.A., its minority joint venture partner relating to the Angolan business. SHRM has alleged that, as a result of the cessation of operations, it has suffered damages of $5 million from lost business. The Company believes that the likelihood of loss is possible and the maximum exposure is approximately $500,000. In March 1999, we filed a claim of $16.1 million in the Commercial Court Nanterre in France against SHRM for actual and punitive damages from SHRM's violation of its obligations to us resulting from its agreement with us.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the last quarter of fiscal 1998.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, par value $.01 per share (the "Common Stock") is traded under the symbol "ABE" on the American Stock Exchange (the "AMEX"). The following table sets forth the range of high and low sales prices for the Common Stock on the AMEX for fiscal years 1998 and 1997 and for the first quarter of fiscal 1999 (through March 23, 1999).

                                                               HIGH      LOW
                                                               ----      ---
1999
1st Quarter (through March 23, 1999)......................... 14 5/8    11 5/16

1998
1st Quarter.................................................. 11 1/2     9 3/4
2nd Quarter.................................................. 12 1/2    10 5/8
3rd Quarter ................................................. 11 11/16   8 7/8
4th Quarter ................................................. 11 9/16    9

1997
1st Quarter..................................................  9 1/2     7 1/2
2nd Quarter.................................................. 10 7/8     8 3/4
3rd Quarter.................................................. 12 3/4    10 1/2
4th Quarter.................................................. 13 3/8    10 1/8

HOLDERS

         As of March 8, 1999, the Company had approximately 1,783 stockholders of record. Holders of shares held in "nominee" or street names are included in this number.

DIVIDENDS

         The Company has not paid any cash dividends on its Common Stock for the last two fiscal years, and does not intend to pay any cash dividends on the Common Stock for the foreseeable future. The Company currently intends to retain any earnings for working capital, repayment of indebtedness, capital expenditures and general corporate purposes. In addition, the Company is restricted from paying dividends on its Common Stock pursuant to its Credit Facility. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 19 to Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

         The following information relates to sales of unregistered securities by the Company during fiscal 1998. All of these sales of securities were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Sections 4(2) and/or 4(b) thereof and the rules and regulations under the Securities Act, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

    LOW VOLTAGE SYSTEMS TECHNOLOGY, INC.

         On January 30, 1998, the Company acquired all of the issued and outstanding shares of capital stock of LST. As part of the purchase price thereof, the Company issued 18,519 unregistered shares of Common Stock valued at the time at $187,500.

    ASMARA LIMITED

         On April 8, 1998 the Company acquired all of the issued and outstanding stock of Asmara Limited, based in London, England (hereinafter "Asmara"). As part of the purchase price thereof, the Company issued 36,846 shares of unregistered common stock valued at closing at (pound)250,000.

    PRO-TECH ARMORED PRODUCTS OF MASSACHUSETTS, INC.

         On April 14, 1998 the Company acquired all of the issued and outstanding stock of Pro-Tech Armored Products of Massachusetts, Inc. of Pittsfield, Massachusetts (hereinafter "Pro-Tech"). As part of the purchase consideration, the Company issued 42,592 shares of unregistered common stock valued at closing at $485,000. Additional purchase price, contingent upon operating performance meeting certain agreed targets during this period, could be paid for the fiscal years ending 1998, 1999 and 2000 totaling an aggregate of $4 million, with up to 50% payable in common stock and the remainder in cash. All of the shares and any shares issued for payment of the earn-out are restricted from sale until April 14, 2001.

    ALARM PROTECTION SERVICES, INC.

         On July 15, 1998 the Company announced the acquisition of all of the outstanding common stock of Alarm Protection Services, Inc. ("APS") located in Kampala, Uganda. The purchase price consisted of cash and the issuance of 17,429 shares of unregistered common stock valued at closing at approximately $200,000.

    AMENDED AND RESTATED 1996 STOCK OPTION PLAN

         During fiscal 1998, the Company granted options to various employees to purchase an aggregate of 286,450 shares of Common Stock under the 1996 Option Plan at exercise prices ranging from $9.25 to $12.25 per share. These options vest equally over a period of three years from the date of the grant. The vesting of the options may be accelerated in the event of the occurrence of certain events.

ITEM 6.  SELECTED FINANCIAL DATA

                               1998       1997       1996       1995       1994
Total Revenues               $97,207    $78,314    $30,967    $11,741    $11,355
Net Income                     8,596      3,158        689        520        423
Basic Earnings Per Share         .53       0.23       0.09       0.11       0.09
Diluted Earnings Per Share       .50       0.21       0.08       0.08       0.07

Total Assets                  94,353     75,487     49,530      8,161      7,470
Long-Term Obligations            344         11      5,780         28         61
Stockholders' Equity          75,102     64,598     24,875      4,947      4,427

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This analysis of the Company's results of operations should be viewed in conjunction with the accompanying financial statements, including notes thereto, contained in Item 8 of this Annual Report on Form 10K. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", "could be" and similar expressions are forward looking statements. Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that their goals will be achieved. See "Forward Looking Statements."

         Actual results may differ from those expressed or implied in forward-looking statements. With respect to any forward-looking statements contained in this report, the Company believes that it is subject to a number of risk factors, including: the inherent unpredictability of currency fluctuations; competitive actions, including pricing; the ability to realize cost reductions and operating efficiencies, including the ability to implement headcount reduction programs timely and in a manner that does not unduly disrupt business operations, and the ability to identify and to realize other cost-reduction opportunities; and general economic and business conditions. Any forward-looking statements in this report should be evaluated in light of these important risk factors.

COMPANY OVERVIEW


     We are a leading global provider of security risk management services and products to multi-national corporations, governmental agencies and law enforcement personnel through our two operating divisions -- Armor Group Services and Armor Holdings Products. Our Armor Group Services division provides sophisticated security planning and risk management, electronic security systems integration, consulting and training services, as well as intellectual property asset protection, business intelligence and investigative services. We provide these services to multi-national corporations and governmental and non-governmental agencies through our 22 offices in 18 countries. Our Armor Holdings Products division manufactures and sells a broad range of high quality branded law enforcement equipment and has a leading market position in several of the product categories in which we compete. Such products include ballistic resistant vests and tactical armor, less-than-lethal munitions, anti-riot products and narcotics identification kits. These products are sold primarily to law enforcement agencies through a worldwide network of over 500 distributors and sales agents including approximately 350 in the United States. We believe significant opportunities exist to grow our company and extend our global infrastructure through geographic expansion and strategic acquisitions of related businesses in the fragmented security risk management services and products industry.


ACQUISITIONS


     We have pursued a strategy of growth through acquisition of businesses and assets that complement our existing operations. We use several criteria to evaluate prospective acquisitions including whether the business to be acquired:


     o broadens the scope of the services or products we offer or the geographic areas we serve,


     o    offers attractive margins,


     o    is accretive to earnings, and


     o offers the opportunity to enhance profitability by improving the efficiency of our operations.


RESULTS OF OPERATIONS


     The following table sets forth selected statement of operations data for us as a percentage of total revenues for the periods indicated:

                                                                         FISCAL YEAR
                                                              ---------------------------------
                                                                1996       1997         1998
                                                              --------   --------   -----------
     Revenues:
       Services ...........................................       42%        62%        53%
       Products ...........................................       58%        38%        47%
     Total revenues .......................................      100%       100%        100%
     Interest (income) expense, net .......................        2%         0%         (1)%
     Operating income .....................................        7%         7%        14%
     Provision of income taxes ............................        4%         3%         5%
     Net income applicable to common stockholders .........        2%         4%         9%
     EBITDA ...............................................       11%        10%        16%

FISCAL 1998 AS COMPARED TO FISCAL 1997

     Service revenues. Service revenues increased by $3.1 million, or 6.4%, to $51.6 million in fiscal 1998 compared to $48.4 million in fiscal 1997. This increase was primarily due to the award of new contracts to our Armor Group Services division and the integration of acquisitions completed during 1998. This increase was partially offset by the reduction of $12.0 million in revenue associated with the termination of our Angolan operation in early 1998.

     Product revenues. Product revenues increased by $15.8 million, or 52.8%, to $45.6 million in fiscal 1998 compared to $29.9 million in fiscal 1997. This increase was primarily due to internal growth of approximately 25% over fiscal 1997 for acquired companies owned by us for more than one year and the increase resulting from the integration of acquisitions completed during 1998.

     Cost of sales. Cost of sales increased by $9.0 million, or 15.7%, to $66.5 million in fiscal 1998 compared to $57.4 million in fiscal 1997. This increase was primarily due to increased revenues in fiscal 1998 compared to fiscal 1997. As a percentage of total revenues, cost of sales decreased to 68.4% in fiscal 1998 from 73.3% in fiscal 1997 reflecting a greater proportion of total revenue generated by our Armor Holdings Products division in fiscal 1998, which has higher gross margins than our Armor Group Services division.

     Operating expenses. Operating expenses increased by $4.6 million, or 37.1%, to $17.2 million (17.6% of total revenues) in fiscal 1998 compared to $12.5 million (15.9% of total revenues) in fiscal 1997. This increase was primarily due to the increased revenues from our Armor Holdings Products division which has higher sales and marketing expenses than the revenues from the Armor Group Services division.

     Depreciation and amortization. Depreciation and amortization expense increased by $200,000, or 18.2%, to $1.3 million in fiscal 1998 compared to $1.1 million in fiscal 1997. This increase excludes depreciation expense included in cost of sales. This increase was primarily due to additional amortization of intangible assets acquired during fiscal 1998 which would not have been reflected in fiscal 1997.

     Merger, integration and other non-recurring charges. The fees and expenses associated with the acquisition of DSL, a component of our Armor Group Services division, which was accounted for as a pooling of interests and had non-recurring expenses relating to the financial and administrative restructuring and integration of DSL into our Armor Group Services division, totaled approximately $2.5 million in fiscal 1997. No such non-recurring charges were incurred in fiscal 1998.

     Equity in earnings of investees. Equity in earnings of investees decreased by $33,000, or 4.4%, to $713,000 in fiscal 1998 compared to $746,000 in fiscal
1997. The equity in earnings of investees in fiscal 1998 is comprised of a 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS"), a Hong Kong joint venture company. The equity in earnings of investees in fiscal 1997 related to the investment in JSGS, as well as DSL's original 50% investment in Gorandel Trading Limited until June 9, 1997, when the 100% investment was consolidated into our results of operations.

     Interest (income) expense, net. Interest (income) was $(625) in fiscal 1998 compared to interest expense of $195 in fiscal 1997. This increase was primarily due to interest income earned on the proceeds from our 1997 public offering and the repayment of the balance of approximately $18.6 million that was outstanding on the credit facility at the time the offering was completed.

     Operating income. Operating income increased by $8.4 million, or 158.2%, to $13.6 million in fiscal 1998 compared to $5.3 million in fiscal 1997 primarily due to the factors discussed above.

     Non-operating income. Non-operating income decreased by $364,000, or 92.9%, to $28,000 in fiscal 1998 compared to $392,000 in fiscal 1997. This decrease was primarily due to fees paid to us by a former employee in fiscal 1997 in connection with our role as agent for the sale of our common stock.

     Income taxes. Income taxes increased by $2.7 million, or 113.7%, in fiscal 1998, compared to $2.4 million in fiscal 1997, based on a provision of 37%. This provision is comprised of our U.S. federal and state statutory rates of approximately 36% for our U.S.-based companies and a 38% blended effective tax rate for our foreign operations.

     Dividends on preference shares. In connection with our acquisition of DSL, a unit of our Armor Group Services division, we incurred $143,000 in preference share dividends in fiscal 1997. We acquired the shares underlying the dividends on April 16, 1997, and therefore, did not incur any dividends on these shares during fiscal 1998.

     Net income applicable to common stockholders. Net income applicable to common stockholders increased approximately $5.4 million or 172.2%, to $8.6 million in fiscal 1998 compared to $3.2 million in fiscal 1997. This increase was primarily due to the factors discussed above.


FISCAL 1997 AS COMPARED TO FISCAL 1996

     Service revenues. Service revenues increased by $35.5 million, or 273.9%, to $48.4 million in fiscal 1997 compared to $13.0 million in fiscal 1996. This increase was primarily due to the reflection of only five months of operations in fiscal 1996, as results of DSL operations have only been included from August 1, 1996, as previously stated. In addition, the Armor Group Services generated substantial internal growth during fiscal 1997. Fiscal 1997 revenues also included approximately $12.0 million related to Angolan operations which ceased on January 16, 1998. See Note 17 to Consolidated Financial Statements.

     Product revenues. Product revenues increased by $11.9 million, or 65.8%, to $29.9 million in fiscal 1997 compared to $18.0 million in fiscal 1996. This increase was primarily due to sales generated from the DTC and NIK operations in fiscal 1997, as well as sales generated by Supercraft from the date of acquisition, April 7, 1997, until December 27, 1997 and internal growth in the body armor business.

     Cost of sales. Cost of sales increased $36.3 million, or 171.3%, to $57.4 million in fiscal 1997 compared to $21.1 million in fiscal 1996. This increase was primarily due to the combination with DSL, which had a $28.8 million impact on direct operating costs in fiscal 1997. The remaining $7.5 million increase in cost of sales is attributed to the increased costs of the Armor Holdings Products business (associated with a 65.8% increase in revenues). As a percentage of total revenues, cost of sales increased to 73.3% in fiscal 1997 compared to 68.4% in fiscal 1996, reflecting the higher cost of sales associated with the security services business. In fiscal 1997, we also recorded reserves of approximately $500,000 related to the cessation of operations in Angola. See Note 17 to the Consolidated Financial Statements.

     Operating expenses. Operating expenses increased $5.6 million, or 80.6%, to $12.5 million (15.9% of total revenues) in fiscal 1997 compared to $6.9 million (22.3% of total revenues) during fiscal 1996. This increase in the actual dollar amount of operating expenses between the periods was primarily due to overhead costs associated with DSL, DTC and NIK and approximately $800,000 of selling, general and administrative costs at our headquarters in Jacksonville, Florida, primarily for the development of our infrastructure as a holding company.

     Depreciation and amortization. Depreciation and amortization expense increased to $1.1 million, or 103.4% in fiscal 1997 compared to $554,000 in fiscal 1996. Of this $573,000 increase, approximately

$260,000 was due to amortization of intangible assets acquired during 1996, another approximate $250,000 was due to amortization of acquired goodwill in the DSL acquisition, with the remaining increase due to the amortization of goodwill acquired with the Supercraft and GTL acquisitions.

     Merger, integration and other non-recurring charges. Fees and expenses associated with completing the DSL acquisition were expended in fiscal 1997. These non-recurring expenses, in combination with certain other charges relating to the financial and administrative restructuring and consolidation of DSL into Armor Holdings, totaled approximately $2.5 million.

     Equity in earnings of investees. Equity in earnings of investees amounted to approximately $746,000 in fiscal 1997 compared to $320,000 in 1996. The equity in earnings of investees in fiscal 1997 relates to DSL's original 50% investment in GTL until June 9, 1997, the date we acquired the remaining 50% interest not owned by DSL, at which point the 100% investment was consolidated into our results. The equity also relates to DSL's 20% investment in JSGS. The 1996 period reflected only five months of equity earnings, as results of DSL operations were only included from August 1, 1996, as previously stated.

     Interest expense, net. Interest expense, net decreased $320,000, or 62.1%, to $195,000 in fiscal 1997 compared to $515,000 in fiscal 1996. The decrease in interest expense was primarily due to interest income earned on the proceeds realized from our 1997 public offering, after the repayment of the balance of approximately $18.6 million that was outstanding on the credit facility at the time.

     Operating income. Operating income increased $3.1 million, or 146.8%, to $5.3 million in fiscal 1997 compared to $2.1 million in fiscal 1996. Management believes that an additional measurement, "operating income before merger, integration and other non-recurring charges," is useful and meaningful to an understanding of our operating performance. However, operating income before merger, integration and other non-recurring charges should not be considered as an alternative either to operating income or net income nor as an indicator of our operating performance, cash flow or as a measurement of liquidity. Operating income before the merger, integration and other non-recurring charges of $2.5 million increased $5.7 million, or 265.6%, to $7.8 million in fiscal 1997 compared to $2.1 million in fiscal 1996. This increase is due to the combination with DSL and the acquisitions of Supercraft, the DTCoA Assets and the NIK Assets, as well as internal growth within DSL and American Body Armor & Equipment, Inc., a Delaware corporation ("ABA").

     Non-operating income. Non-operating income increased $390,000 to $392,000 in fiscal 1997 compared to $2,000 in fiscal 1996. This increase resulted primarily due to fees paid to us by a former employee in fiscal 1997 in connection with our role as agent for the sale of our common stock.

     Income taxes. As of January 1, 1996, we had an income tax net operating loss carryforward ("NOL") of approximately $4.4 million. Effective with our change in control by Kanders Florida Holdings, Inc. on January 18, 1996, the utilization of this NOL became restricted in the United States to approximately $300,000 per year. However, as of December 27, 1997, our net operating losses increased to approximately $7.8 million and expire in varying amounts in fiscal years 2006 to 2010. The increase in the net operating losses is a result of the recording of DSL deferred tax assets that related to fiscal 1997 losses generated in the United Kingdom which will be offset against future income.

     Income taxes totaled $2.4 million in fiscal 1997 compared to $1.2 million in fiscal 1996. The provision of 41.9% was based on our U.S. federal and state statutory rates of approximately 35% for its U.S.-based companies and a 38% blended effective tax rate for our foreign operations, and was increased by approximately $750,000 for certain items, primarily merger-related, non-recurring charges which were not tax deductible.

     In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), we have recorded a deferred tax asset, representing our cumulative net operating loss carryforward and deductible temporary differences, subject to applicable limits and an asset valuation allowance. As of December 27, 1997, the gross amount of this deferred tax asset was $3.1 million, of which $1.8 million has been offset by a valuation allowance.

     Dividends on preference shares. In connection with our acquisition of DSL, a unit of our Armor Group Services division, we incurred $143,000 and $239,000 in fiscal 1997 and fiscal 1996, respectively, in preference share dividends. These accrued dividends as well as the shares underlying the dividends were acquired by us on April 16, 1997 in the DSL transaction.


     Net income applicable to common stockholders. Net income applicable to common stockholders increased $2.5 million or 358.3%, to $3.2 million in fiscal 1997 compared to $689,000 in fiscal 1996. This increase was due to the effect of acquisitions made during fiscal 1997 together with growth in the core businesses, being partially offset by the non-recurring charge incurred by us in fiscal 1997. Excluding the merger, integration and other non-recurring charges discussed above, we would have earned $0.33 per diluted share as compared to actual diluted earnings per share of $0.21.

QUARTERLY RESULTS


     Set forth below is certain unaudited quarterly financial data for each of our last eight quarters and such data expressed as a percentage of our revenue for the respective quarters. The information has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present such quarterly information in accordance with generally accepted accounting principles. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.




                                                                      QUARTER ENDED
                               -------------------------------------------------------------------------------------------
                                 MAR 29,    JUNE 28,   SEPT. 27,   DEC. 27,   MAR. 31,   JUNE 30,   SEPT. 30,    DEC. 31,
                                   1997       1997        1997       1997       1998       1998        1998        1998
                               ----------- ---------- ----------- ---------- ---------- ---------- ----------- -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues
 Services ....................  $  8,328    $10,315     $14,344    $15,458    $11,800    $11,905     $13,860     $13,998
 Products ....................     6,422      7,748       7,780      7,919      7,835     10,928      12,584      14,297
                                --------    -------     -------    -------    -------    -------     -------     -------
Total revenue ................    14,750     18,063      22,124     23,377     19,635     22,833      26,444      28,295
Operating income (loss) ......     1,306       (486)      2,543      2,117      2,507      2,759       3,667       4,087
Interest expense (income),
 net .........................        69        342         (20)      (196)      (242)      (198)       (104)        (81)
Provision (benefit) for income
 taxes .......................       554       (132)        945      1,009        975      1,122       1,445       1,535
Net income (loss) applicable
 to common stockholders ......       540       (696)      1,618      1,696      1,774      1,835       2,326       2,661
Earnings (loss) per
 common share
 Basic .......................  $   0.05    $ (0.06)    $  0.10    $  0.11    $  0.11    $  0.11     $  0.14     $  0.16
 Diluted .....................  $   0.04    $ (0.05)    $  0.10    $  0.10    $  0.10    $  0.11     $  0.14     $  0.15
Weighted average common
 shares outstanding
 Basic .......................    11,827     11,892      15,940     16,024     16,037     16,144      16,224      16,227
 Diluted .....................    12,797     12,965      16,025     17,209     17,154     17,034      17,022      17,471


                                                                     QUARTER ENDED
                                ---------------------------------------------------------------------------------------
                                 MAR 29,   JUNE 28,   SEPT. 27,   DEC. 27,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                   1997      1997        1997       1997       1998       1998        1998       1998
                                --------- ---------- ----------- ---------- ---------- ---------- ----------- ---------
Revenues
 Services .....................     56%      57%          65%       66%        60%        52%          52%        49%
 Products .....................     44%      43%          35%       34%        40%        48%          48%        51%
                                   -----    -----        ----      -----      -----      -----        ----       -----
Total revenue .................    100%     100%         100%      100%       100%       100%         100%       100%
Operating income (loss) .......      9%      (3)%         11%        9%        13%        12%          14%        14%
Interest expense (income), net.      0%       2%           0%       (1)%       (1)%       (1)%          0%         0%
Provision (benefit) for income
 taxes ........................      4%      (1)%          4%        4%         5%         5%           5%         5%
Net income (loss) applicable to
 common stockholders ..........      4%      (4)%          7%        7%         9%         8%           9%         9%

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have funded operations through cash flow from operations and debt and equity financing, including an April 1996 private placement of $11.5 million of convertible notes, a November 1996 $10 million revolving credit facility with Barnett Bank, which was increased to $20 million in March 1997, and a July 1997 public offering of 4,000,000 shares of common stock. On February 12, 1999, we established a five-year $60 million line of credit. As of March 19, 1999, we had $5,757,951 outstanding and $54,211,749 available under the credit facility.


         On February 12, 1999, the Company entered into a Credit Agreement among the Company, as Borrower, CIBC, Inc. ("CIBC"), NationsBank, N.A. ("NationsBank"), First Union National Bank ("First Union") and SunTrust Bank, North Florida, N.A. ("SunTrust"), as lenders, NationsBank, as Documentation Agent and Canadian Imperial Bank of Commerce, as Administrative Agent (the "Credit Agreement"). Pursuant to the Credit Agreement, the several lenders established a five-year $60,000,000 line of credit (the "Credit Facility") for the benefit of the Company. The Company's indebtedness under the Credit Facility is evidenced by (i) Five Year Revolving Credit Notes of up to $40,000,000 and
(ii) 364-Day Revolving Credit Notes of up to $20,000,000, convertible at the Company's option at the end of 364 days into four-year term notes. All borrowings under the Credit Facility bear interest at either (i) the base rate, plus an applicable margin ranging from .125% to .375% depending on certain conditions, or (ii) the eurodollar rate, plus an applicable margin ranging from 1.375% to 1.625% depending on certain conditions. In addition, the Credit Facility provides that NationsBank will make swing-line loans of up to $5,000,000 available to the Company to be used by the Company for working capital purposes. CIBC, Inc. and NationsBank, N.A. will also issue letters of credit of up to $5,000,000 to the Company.

         As part of the Credit Facility, all direct and indirect domestic subsidiaries of the Company (NIK Public Safety, Inc. ("NIK"), Armor Holdings Properties, Inc. ("Properties"), Defense Technology Corporation of America ("DTC"), Low Voltage Systems Technology, Inc. ("LST"), Federal Laboratories, Inc. ("FLI"), American Body Armor & Equipment, Inc. ("ABAE"), Pro-Tech Armored Products of Massachusetts, Inc. ("Pro-Tech", together with NIK, Properties, DTC, LST, FLI and ABAE, collectively, the "Direct Domestic Subsidiaries"), US Defense Systems, Inc. ("USDS") and CDR International, Inc. ("CDR", together with the Direct Domestic Subsidiaries and USDS, collectively, the "Domestic Subsidiaries")) agreed to guarantee the Company's obligations under the Credit Facility pursuant to a Subsidiaries Guarantee. The Credit Facility is secured by (i) a pledge by the Company of all of the issued and outstanding shares of stock of the Direct Domestic Subsidiaries pursuant to a Borrower Pledge Agreement and (ii) a pledge by the Company of 65% of the issued and outstanding shares of its foreign subsidiary, Armor Holdings Limited, organized under the laws of England and Wales, pursuant to a Security Deed. In connection with the closing of the Credit Facility, the Company fully paid its existing credit facility with Barnett Bank, N.A. and obtained a release of all collateral and security interests which Barnett Bank, N.A. held in connection with such facility.

         As of December 27, 1997, the Company had working capital of $31.9 million, which reflected the net proceeds of $19.4 million (after paying down the then existing credit facility to zero) from the issuance of common stock in our 1997 public offering as well as cash flow from operations. As of December 31, 1998, the Company had working capital of $24.4 million.

         The Company anticipates that cash generated from operations and borrowings under the Credit Facility will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months. The Company, however, may require additional financing to pursue its strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company or on a basis that is not dilutive to stockholders.

         The Company's spending for its fiscal 1999 capital expenditures will be approximately $2.4 million, of which the Company has already spent approximately $426,577. Such expenditures include, among other things, leasehold improvements, computer equipment and software, and manufacturing machinery and equipment.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounts Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. This standard requires enterprises to display comprehensive income and its components in financial statements, to classify items of comprehensive income by their nature in financial statements, and to display the accumulated balances of other comprehensive income in stockholders' equity separately from retained earnings and additional paid-in capital. SFAS 130 was effective for fiscal years beginning after December 31, 1997. We adopted this standard for our fiscal year beginning December 28, 1997.

INFLATION

     We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our revenue or profitability. Historically, we have been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.


YEAR 2000 COMPLIANCE

     Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the Year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures.

     We have developed a Year 2000 initiative to address this concern. A project team has performed a detailed assessment of all internal computer systems and, as discussed below, is developing and implementing plans to correct problems that may arise as a result of Year 2000. We expect these projects to be successfully completed during 1999.


     A Year 2000 status failure could affect many of our research and development, production, financial, administrative and communication operations. Systems critical to our business which have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications. In addition, a separate team is looking at Year 2000 readiness from other aspects of our business, including customer order-taking, manufacturing, raw materials supply and plant process equipment. Our goal is to have the remedied and replaced systems operational by the second quarter of 1999 to allow time for testing and verification.


     We are in the process of communicating with all of our significant vendors, major customers, suppliers, communications providers and banks whose systems failures potentially could have a significant impact on our operations to determine the extent to which we are vulnerable to those third parties' failure to remediate their own Year 2000 issues or to verify their Year 2000 readiness. We are testing such systems where appropriate and possible.


     As part of the Year 2000 initiative, we are developing business continuity plans for those areas that are critical to our business. These business continuity plans will be designed to mitigate serious disruptions to our business flow beyond the end of 1999, and will operate independent of the external providers' Year 2000 compliance. The major drive for contingency planning will be in the first half of 1999, with the expectation that our business groups will have plans in place by the end of the second quarter of 1999. Based on our current plans and efforts to date, we do not anticipate that Year 2000 problems will have a material adverse effect on our business, financial condition and results of operations.


     We have not yet developed any contingency plans in the event our Year 2000 remediation efforts are unsuccessful, but plan to do so in 1999. While we have not identified a reasonably likely worst case scenario in the event we do not become Year 2000 compliant, we continue to evaluate the Year 2000 issue and are attempting to address any Year 2000 deficiencies.


     External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. To date, we have spent $19,300 on this project. Costs to be incurred for the remainder of 1999 to remedy the Year 2000 problems are estimated at approximately $30,700. These costs do not include normal system upgrades and replacements. We do not expect the costs relating to our Year 2000 remediation efforts to have a material adverse effect on our business, financial condition and results of operations.


     The above expectations are subject to uncertainties. For example, if we are unsuccessful in identifying or remedying all Year 2000 problems in critical operations, or if we are affected by the inability of our suppliers or major customers to continue operations due to such a problem, our business, financial condition and results of operations could be materially adversely effected.


     The total costs that we incur in connection with Year 2000 problems will be influenced by the ability to successfully identify Year 2000 system flaws, the nature and amount of programming required to fix the affected programs, the related labor and/or consulting costs for such remediation, and the ability of third parties with whom we have business relationships to successfully address their own Year 2000 concerns. These and other unforeseen factors could have a material adverse effect on our business, financial condition and results of operations.

FORWARD LOOKING STATEMENTS

         We believe that it is important to communicate our expectations to our investors. Accordingly, this report contains discussion of events or results that have not yet occurred or been realized. You can identify this type of discussion, which is often termed "forward-looking statements", by such words and phrases as "expects", "anticipates", "intends", "plans", "believes", "estimates" and "could be". Execution of acquisition strategies, expansion of product lines and increase of distribution networks or product sales are areas, among others, whose future success may be difficult to predict. You should read forward-looking statements carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other expectations of future performance. The actions of current and potential new competitors, changes in technology, seasonality, business cycles and new regulatory requirements are factors that impact greatly upon strategies and expectations and are outside our direct control. There may be events in the future that we are not able accurately to predict or to control. Any cautionary language in this report provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations we express in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of certain of the events described in this report could adversely affect our business, results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company, as a result of its global operating and financial activities, is exposed to changes in raw material prices, interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in raw material prices, interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

         The Company is exposed to interest rate risk primarily through its investments in short-term investments as the Company currently has no short- or long-term borrowings outstanding. There is inherent roll-over risk for marketable securities as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. However, there is no risk of loss of principal, only a risk related to potential reduction in future interest income. Derivative instruments are not presently used to adjust the Company's interest rate risk profile.

         The majority of the Company's business is denominated in U.S. dollars. There are costs related to the London headquarters which are denominated in the British currency. Several other currencies are used by the Company for various transactions, but their effect on the total business is minimal. The Company maintains a hedge against the costs paid out in the British currency as there are several customers who pay in to the Company in that same currency. Therefore, any sterling payments made are paid out of a sterling bank account thus eliminating any foreign currency exchange gains or losses.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

         The Company does business in numerous countries, including emerging markets in Africa, Asia and South America. The Company has invested substantial resources outside of the United States and plans to continue to do so in the future. The Company's international operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector. Government actions in the future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on the Company and its operating companies. The Company does not have political risk insurance in the countries in which it currently conducts business. Moreover, applicable agreements relating to the Company's interests in its operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for the Company to enforce its rights. Accordingly, the Company may have little or no recourse upon the occurrence of any of these developments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is included in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         At a meeting held on October 16, 1998, the Audit Committee of the Board of Directors of the Company approved the engagement of PricewaterhouseCoopers LLP as the Company's independent auditors to replace the firm of Deloitte & Touche LLP. The Audit Committee determined to change the auditors of the Company as a result of a competitive selection process which was part of the ongoing role of the Audit Committee to review the audit functions of the Company.

         The reports of Deloitte & Touche LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope (except as to references therein to other auditors engaged to perform audits of certain of the company's subsidiaries), or accounting principles.

         In connection with the audits of the Company's financial statements for each of the two periods ended December 27, 1997, and in subsequent interim periods, there were no disagreements with Deloitte & Touche LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference to the matter in their report.

         The Company has requested Deloitte & Touche LLP to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter dated October 21, 1998, is filed as Exhibit 16.01 to the Current Report on Form 8-K filed by the Company on October 22, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of March 1, 1999. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by and serve at the discretion of, the board of directors.

Name                        Age                      Position
----                        ---                      --------
Warren B. Kanders........   41    Chairman of the Board of Directors
Jonathan M. Spiller......   47    Director, President and Chief Executive
                                    Officer
Robert R. Schiller.......   36    Executive Vice President and Director of
                                    Corporate Development
Nicholas B. Winiewicz....   50    Vice President--Finance, Chief Financial
                                    Officer, Secretary and Treasurer
Stephen E. Croskrey......   39    President and Chief Executive Officer-Armor
                                    Holdings Products Division
Burtt R. Ehrlich.........   59    Director
Nicholas Sokolow.........   49    Director
Thomas W. Strauss........   57    Director
Richard C. Bartlett......   64    Director
Alair A. Townsend........   57    Director


         Warren B. Kanders has served as the Chairman of our board since January 1996. From October 1992 to May 1996, Mr. Kanders served as Vice Chairman of the board of Benson Eyecare Corporation. From June 1992 to March 1993, Mr. Kanders was the President and a director of Pembridge Holdings, Inc.

         Jonathan M. Spiller has served as our President and as a director since July 1991 and as Chief Executive Officer since September 1993. From June 1991 to September 1993, Mr. Spiller served as our Chief Operating Officer. From 1989 to 1991 Mr. Spiller served as a partner with Deloitte & Touche LLP, an international accounting firm, where he worked for 18 years. From 1988 to 1991 Mr. Spiller served as Senior Vice President and Chief Financial Officer of Hunter Environmental Services, Inc., an environmental services company. Mr. Spiller is a chartered accountant and a certified public accountant.

         Robert R. Schiller has served as Executive Vice President and Director of Corporate Development since January 1, 1999, and as Vice President of Corporate Development from July 1996 to December 1998. From January 1995 to September 1995, Mr. Schiller served as Chief Financial Officer of Troma, Inc., an independent film studio. From 1994 to July 1996, Mr. Schiller was a principal in the merchant banking firm of Circadian Capital Corporation and from 1993 to 1995 he was a director of corporate finance for Jonathan Foster & Co. L.P., an investment banking and financial advisory firm.

         Nicholas B. Winiewicz joined the Company as Vice President--Finance, Chief Financial Officer, Secretary and Treasurer in February 1999. Since 1994 and prior to joining the Company, Mr. Winiewicz served as Vice President and Chief Financial Officer for Aladdin Industries, Inc., a consumer branded applicance company. From 1984 to 1994 Mr. Winiewicz served as Vice President--Finance of Bentler Industries, Inc., an auto parts manufacturer.

         Stephen E. Croskrey joined the Company as President and Chief Executive Officer -- Armor Holdings Products division in February 1999. From 1998 to February 1999, Mr. Croskrey served as Director of Sales for Allied Signal, Inc.'s global fibers business. From 1988 to 1998, Mr. Croskrey served in various positions for Mobil Oil, most recently as its Central Regional Manager for its Industrial Lubricant division.

         Burtt R. Ehrlich has served as one of our directors since January 1996. Mr. Ehrlich served as Chairman and Chief Operating Officer of Ehrlich Bober Financial Corp. (the predecessor of Benson Eyecare Corporation) from December 1986 until October 1992 and as a director of Benson Eyecare Corporation from October 1992 until November 1995.

         Nicholas Sokolow has served as one of our directors since January 1996. Mr. Sokolow has been a partner in the law firm of Sokolow, Dunaud, Mercadier & Carreras since 1994. From June 1973 until October 1994, Mr. Sokolow was an associate and partner in the law firm of Coudert Brothers.

         Thomas W. Strauss has served as one of our directors since May 1996. Since 1995, Mr. Strauss has been a principal with Ramius Capital Group, a privately held investment management firm. From June 1993 until July 1995, Mr. Strauss was co-chairman of Granite Capital International Group, an investment banking firm. From 1963 to 1991, Mr. Strauss served in various capacities with Salomon Brothers Inc., an investment banking and brokerage firm, including President and Vice-Chairman.

         Richard C. Barlett has served as one of our directors since May 1996. Mr. Bartlett has also served as Vice Chairman of Mary Kay Holding Corporation, a consumer branded products company, since January 1993 and as President, Chief Operating Officer, and director of Mary Kay Inc. from 1987 through 1992. Mr. Bartlett has also served as Chairman of the board of directors (from 1995 to 1999) and Chief Executive Officer (from 1994 to 1995) of Richmont Group, Inc., an affiliate of Richmont Capital Partners I, L.P. Richmont Group, Inc. and its affiliates own and operate portfolio businesses in industries such as financial services, apparel, sports products, and food services. On March 1, 1999, Mr. Bartlett resigned from his positions with Richmont Group, Inc., but he continues to serve as Vice Chairman of Mary Kay Holding Corporation.

         Alair A. Townsend has served as one of our directors since December 1996. Since February 1989, Ms. Townsend has been publisher of Crain's New York Business, a business periodical. Ms. Townsend was a former governor of the American Stock Exchange. Ms. Townsend served as New York City's Deputy Mayor for Finance and Economic Development from February 1985 to January 1989.


COMMITTEES OF THE BOARD OF DIRECTORS

         During fiscal 1998, the Board of Directors held 10 meetings. The Board of Directors has standing Audit, Compensation, Nominating and Option Committees. During fiscal 1998, all of the directors then in office attended at least 60% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served. The Audit, Compensation, Nominating and Option Committees do not meet on a regular basis, but only as circumstances require.

AUDIT COMMITTEE

         The functions of the Audit Committee are to recommend to the Board of Directors the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures. During fiscal 1998, the Audit Committee consisted of Ms. Townsend (Chairwoman), and Messrs. Kanders and Strauss. The Audit Committee met twice during fiscal 1998.

COMPENSATION COMMITTEE

         The purpose of the Compensation Committee is to recommend to the Board of Directors the compensation and benefits of the Company's executive officers and other key managerial personnel. During fiscal 1998, the Compensation Committee consisted of Messrs. Sokolow (Chairman), Kanders and Ehrlich. The Compensation Committee met twice during fiscal 1998.

NOMINATING COMMITTEE

         The purpose of the Nominating Committee is to identify, evaluate and nominate candidates for election to the Board of Directors. The Nominating Committee will consider nominees recommended by stockholders. The names of such nominees should be forwarded to Nicholas B. Winiewicz, Secretary, Armor Holdings, Inc., 13386 International Parkway, Jacksonville, Florida 32218, who will submit them to the committee for its consideration. During fiscal 1998, the Nominating Committee consisted of Messrs. Kanders (Chairman), Bartlett and Sokolow. The Nominating Committee did not meet during fiscal 1998.

OPTION COMMITTEE

         The purpose of the Option Committee is to administer the Company's 1998 Stock Option Plan (the "1998 Stock Option Plan"), Amended and Restated 1996 Stock Option Plan (the "1996 Option Plan") and Amended and Restated 1996 Non-Employee Directors Stock Option Plan (the "1996 Directors Plan"), and to recommend to the Board of Directors awards of options to purchase Common Stock of the Company thereunder. During fiscal 1998, the Option Committee consisted of Messrs. Ehrlich (Chairman) and Kanders. The Option Committee met twice during fiscal 1998.


COMPENSATION OF DIRECTORS

         In 1998, no compensation was paid to directors of the Company for their services as directors. Directors who are not employees of the Company ("Non-Employee Directors") are compensated for their services as directors through their participation in the 1996 Directors Plan. The 1996 Directors Plan is a formula plan pursuant to which non-qualified options to acquire 75,000 shares of Common Stock are automatically granted to each Non-Employee Director on the date of his or her initial election or appointment to the Board of Directors in consideration for service as a director. The exercise price for all 75,000 options granted to each Non-Employee Director under the 1996 Directors Plan is the closing price of the Common Stock on the date of the grant as quoted on the composite tape of the American Stock Exchange, or on such exchange as the Common Stock may then be trading. All of the 300,000 options outstanding under the 1996 Directors Plan were granted to Non-Employee Directors in 1996. No option grants under the 1996 Directors Plan were made in 1998.

         Messrs. Kanders and Bartlett, each of whom is a Non-Employee Director, voluntarily renounced their eligibility to participate in the 1996 Directors Plan.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following summary compensation table sets forth information concerning the annual and long-term compensation earned by the Company's chief executive officer and each of the other most highly compensated executive officers of the Company whose annual salary and bonus during fiscal 1998 exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                                               Long Term
                                                    Annual Compensation (1)                   Compensation
                                               ------------------------------------------     ------------
                                                                                               Securities
                                                Fiscal                                         Underlying       All Other
Name and Principal Position                       Year           Salary            Bonus       Options(#)      Compensation
---------------------------                      -----           ------            -----      ------------     ------------
Jonathan M. Spiller                               1998          275,000          150,000              0               0
     Chief Executive Officer and President        1997          200,000          250,000        250,000               0
                                                  1996          160,000           60,000         24,000           5,775(2)

J. Lawrence Battle                                1998          150,000           12,500(3)           0               0
     Former  President and Chief Operating        1997           68,652(4)             0         75,000(5)       12,500(6)
     Officer of  Armor Holdings Products          1996                -                -              -               -

David W. Watson                                   1998          117,500           12,500(7)           0               0
     Former Vice President, Chief Financial       1997           45,769(8)             0         75,000(8)(9)     6,739(10)
     Officer, Secretary and Treasurer             1996                -                -              -               -

Robert R. Schiller                                1998          140,000           80,000              0               0
     Vice President-Corporate Development         1997          130,000           60,000              0               0
                                                  1996           44,210(11)       45,000        150,000          17,500(12)


(1) The Company has no long-term incentive compensation plan for executive officers and employees of the Company other than the 1994 Incentive Stock Option Plan (which was discontinued for the purpose of further stock option grants in March 1996), the 1996 Option Plan and the 1998 Stock Option Plan and various individually granted options. The Company does not award stock appreciation rights, restricted stock awards or long term incentive plan pay-outs.

(2) Represents the dollar value of 7,500 stock award grants awarded to Mr. Spiller in December 1995, which grants became fully vested on January 19, 1996. Does not include any amounts that Mr. Spiller may receive with respect to 316,823 shares of Common Stock owned by Kanders Florida Holdings, Inc. upon the earlier to occur of (i) the sale by Kanders Florida Holdings, Inc. of at least 452,604 shares of Common Stock or (ii) January 18, 1999. The 316,823 shares of Common Stock to which Mr. Spiller may have rights was reduced to 91,923 shares as of July 30, 1997, the date the Company closed a public offering of its shares of Common Stock, in which 225,000 of the 316,823 shares were sold as part of the underwriters' over-allotment option.

(3)   This amount was earned in 1997, but paid in 1998.

(4) Mr. Battle became an employee of the Company on July 21, 1997. He was paid at an annual rate of salary of $150,000. Effective January 25, 1999, Mr. Battle voluntarily terminated his employment with the Company. For more information regarding the termination of Mr. Battle's employment with the Company, see "Executive Compensation-Employment Agreements."

(5) Upon the voluntary termination of his employment with the Company, 20,000 of the options granted to Mr. Battle had vested, and the balance expired. Of the 20,000 vested options, Mr. Battle exercised 10,000 options. The remaining 10,000 options that are vested expire on April 25, 1999. For more information regarding the termination of Mr. Battle's employment with the Company, see "Executive Compensation-Employment Agreements."

(6) Represents a one time relocation bonus paid to Mr. Battle to cover the costs of his relocation to Jacksonville, Florida.

(7)   This amount was earned in 1997, but paid in 1998.

(8) Mr. Watson became an employee of the company on August 25, 1997. He was paid at an annual rate of salary of $140,000. Effective March 18, 1998, Mr. Watson voluntarily terminated his employment with the Company. For more information regarding the termination of Mr. Watson's employment with the Company, see "Executive Compensation-Employment Agreements."

(9) Upon the voluntary termination of his employment with the Company, the options granted to Mr. Watson expired. For more information regarding the termination of Mr. Watson's employment with the Company, see "Executive Compensation-Employment Agreements."

(10) Represents relocation expenses paid to Mr. Watson to cover the costs of his relocation to Jacksonville, Florida.

(11) Mr. Schiller became an employee of the Company on July 24, 1996. He was paid at an annual rate of salary of $120,000.

(12) Represents compensation earned by Mr. Schiller in his capacity as a consultant to the Company prior to the execution of his employment agreement.

OPTIONS GRANTED IN FISCAL 1998

         The Company did not grant any options or freestanding stock appreciation rights to the Company's Named Executive Officers during fiscal 1998.

AGGREGATE OPTION EXERCISES IN FISCAL 1998 AND FISCAL YEAR END OPTION VALUES

         The following table contains certain information regarding stock options exercised during and options to purchase Common Stock held as of December 31, 1998, by each of the Named Executive Officers. The stock options listed below were granted without tandem stock appreciation rights. The Company has no freestanding stock appreciation rights outstanding.

                                                                    Number of Securities              Value of Underlying
                                                                   Underlying Unexercised           In-The-Money Options at
                                                                   Options at 12/31/98(#)                 12/31/98 (1)
                                                                   ----------------------           -----------------------
                                  Shares             (2)
                               Acquired On          Value                             Non-                              Non-
Name                           Exercise (#)     Realized ($)      Exercisable      Exercisable     Exercisable       Exercisable
----                           ------------     ------------      -----------      -----------     -----------       -----------
Jonathan M. Spiller               126,582       $1,285,440          447,418          150,000       $5,117,343      $          0
J. Lawrence Battle                      0                0                0           75,000                0            75,000
Robert Schiller                         0                0                0          150,000                0           806,250

(1) Calculated on the basis of $11.4375 per share, the last reported sales price of the Common Stock on the American Stock Exchange on December 31, 1998, less the exercise price payable for such shares.

(2) Calculated on the basis of the closing share price the Common Stock on the American Stock Exchange on the date of exercise, less the exercise price payable for such shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 15, 1999, there were 16,558,848 shares of the Company's common stock outstanding. The following table sets forth as of March 15, 1999 certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive offers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Armor Holdings, Inc., 13386 International Parkway, Jacksonville, Florida 32218.

                                                          Amount and Nature
                                                     of Beneficial Ownership(1)
                                                     --------------------------

Named Executive Officers,
Directors or 5% Stockholders                           Number         Percentage
----------------------------                           ------         ----------
Warren B. Kanders and Kanders                         4,022,578           24.0%
 Florida Holdings, Inc.(2)
Lord Abbett & Co.(3)                                  1,913,665           11.6%
Nevis Capital Management, Inc.(4)                     1,621,800            9.8%
Jonathan M. Spiller(5)                                  783,083            4.6%
Richmont Capital Partners I, L.P.(6)                    625,000            3.7%
FS Partners, LLC (7)                                  1,277,024            7.7%
Burtt R. Ehrlich(8)                                     289,100            1.7%
Nicholas Sokolow(9)                                     205,000            1.2%
Thomas W. Strauss(10)                                   125,000             *
Alair A. Townsend(11)                                    55,516             *
Richard C. Bartlett(12)                                       0             *
Robert R. Schiller(13)                                  100,000             *
Stephen Croskrey                                              0             *
Nicholas Winiewicz                                            0             *
All executive officers and directors as a group       5,580,277           31.6%
        (10 persons)(14)

--------------
* Less than 1%

(1) As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

(2) Of such shares, Kanders Florida Holdings, Inc., of which Mr. Kanders is the sole stockholder and sole director, owns 3,637,178 shares; and Kanders Florida Holdings, Inc. 1996 Charitable Remainder Unitrust, of which Mr. Kanders is trustee, owns 185,400 shares. Mr. Kanders disclaims beneficial ownership of the shares owned by the trust. Includes options to purchase 200,000 shares of common stock.

(3) The address of Lord Abbett & Co. is 767 Fifth Avenue, New York, New York 10153.

(4) Snowden Limited Partnership of which Nevis Capital Management, Inc. is the general partner, owns all such shares. The address of Nevis Capital Management, Inc. is 1119 St. Paul Street, Baltimore, Maryland 21202.

(5) Includes options to purchase 523,418 shares of common stock. Also includes 43,541 shares owned by Mr. Spiller's children, of which Mr. Spiller disclaims beneficial ownership. Does not include 91,823 shares of which Mr. Spiller may be deemed to have a beneficial ownership interest pursuant to an agreement with Kanders.

(6) Includes options to purchase 300,000 shares of common stock. The address of Richmont Capital Partners I, L.P. ("Richmont") is 4300 Westgrove Drive, Dallas, Texas 75248.

(7)   The address of FS Partners, LLC is 767 Fifth Avenue, New York, New York
      10153.

(8) Includes options to purchase 75,000 shares of common stock. Also includes 13,400 shares owned by Mr. Ehrlich's children and 25,600 shares held in trust for the benefit of his children, of which Mr. Ehrlich's spouse is trustee, of which he disclaims beneficial ownership. Also includes 400 shares owned by Mr. Ehrlich's spouse's individual retirement account, of which Mr. Ehrlich disclaims beneficial ownership.

(9) Includes options to purchase 75,000 shares of common stock. Also includes 100,000 shares owned by S.T. Investors Fund, LLC, a limited liability company of which Mr. Sokolow is a member, and 20,000 shares owned by Mr. Sokolow's children, of which he disclaims beneficial ownership. Also includes 10,000 shares owned by Mr. Sokolow's profit sharing plan.

(10)  Includes options to purchase 75,000 shares of common stock.

(11) Includes 5,516 shares of common stock and options to purchase 50,000 shares of common stock.

(12) Does not include 625,000 shares beneficially owned by Richmont Capital Partners I L.P., of which Mr. Bartlett may be deemed to be an affiliate. Mr. Bartlett disclaims ownership of such shares.

(13) Includes options to purchase 150,000 shares of common stock at $6.06 per share, of which 100,000 are currently exercisable and the remainder of which will become exercisable on July 24, 1999.

(14)  See footnotes (2), (5) and (8-13).


         The Company is not aware of any material proceedings to which any director, executive officer or affiliate of the Company or any security holder, including any owner of record or beneficially of more than 5% of any class of the Company's voting securities, is a party adverse to the Company or has a material interest adverse to the Company.

         The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which any director or officer of the Company is a party or of which any of their property is the subject.

EMPLOYMENT AGREEMENTS

         As of January 1, 1999, we entered into an Amended and Restated Employment Agreement with Jonathan M. Spiller which provides that he will serve as our President and Chief Executive Officer for a three year term that will expire January 1, 2002, subject to early termination as described below. The amended agreement provides for a base salary of $350,000. Mr. Spiller also received options under 1998 Stock Option Plan effective as of January 1, 1999 to purchase 300,000 shares of common stock at an exercise price per share equal to $11.40625. These options vest over a period of three years from the date of grant. Pursuant to his employment agreement, Mr. Spiller may be entitled, at the discretion of the Compensation Committee of the board, to participate in the other option plans and other bonus plans we have adopted based on his performance and our overall performance. A "change in control" of the Company will allow Mr. Spiller to terminate his employment agreement and to receive payment equal to his base salary until the end of the term of his employment or his base salary for two years, whichever is greater, as well as the vesting of all 300,000 options granted to him under the employment agreement. Mr. Spiller will also be entitled to such payment and the acceleration of such vesting on the 300,000 options upon the termination of his employment agreement by the Company without cause. Such 300,000 options will terminate in the event that Mr. Spiller's employment agreement is terminated by the Company for cause. Mr. Spiller has also agreed to certain confidentiality and non-competition provisions and to not sell, transfer or dispose of certain shares or options owned by him until January 1, 2002.

         As of January 1, 1999, we entered into an Amended and Restated Employment Agreement with Robert R. Schiller which provides that he will serve as our Executive Vice President and Director of Corporate Development for a three year term expiring January 1, 2002, at a base salary of $200,000 per year. In addition to his base salary, Mr. Schiller received options under the 1998 Stock Option Plan effective as of January 1, 1999 to purchase 125,000 shares of Common Stock at an exercise price per share equal to $11.40625. These options vest over a period of three years from the date of the grant. Pursuant to his employment agreement, Mr. Schiller will be entitled, at the discretion of the Compensation Committee of the board, to participate in the incentive stock option plan and other bonus plans we have adopted based on his performance and our overall performance. Upon a "change of control" of the Company, Mr. Schiller will have the right to terminate his employment agreement and to receive his base salary for twelve months, and the 125,000 options granted to him shall vest. Mr. Schiller will also be entitled to receive his base salary for a period of twelve months, and the 125,000 options granted to him shall vest, upon the termination of his employment agreement by the Company without cause. Such 125,000 options will terminate in the event that Mr. Schiller's employment agreement is terminated by the Company for cause. Mr. Schiller has agreed to certain confidentiality and non-competition provisions, and to not sell, transfer or dispose of the 125,000 options (and underlying shares) granted to him under his employment agreement and 75,000 options (and underlying shares) previously granted to him until January 1, 2002.

         As of January 1, 1999, we entered into an Employment Agreement with Warren B. Kanders which provides that he will serve as the Chairman of the Board of Directors of the Company for a three year term expiring January 1, 2002, for which Mr. Kanders will receive options under the 1998 Stock Option Plan effective as of January 1, 1999 to purchase 200,000 shares of Common Stock at an exercise price per share of $11.40625. All such options are fully vested as of the date of grant. Mr. Kanders has agreed to certain confidentiality and non-competition provisions.

         On February 8, 1999, we entered into an Employment Agreement with Stephen E. Croskrey which provides that he will serve as President and Chief Executive Officer of our Armor Holdings Products division for a three year term expiring January 1, 2002, at a base salary of $220,000 per year. In addition to his base salary, Mr. Croskrey received options under the 1996 Option Plan effective as of February 8, 1999 to purchase 200,000 shares of Common Stock at an exercise price per share equal to $13.28125. These options vest over a period of three years from the date of the grant. Pursuant to his employment agreement, Mr. Croskrey will be entitled, at the discretion of the Compensation Committee of the board, to participate in the incentive stock option plan and other bonus plans we have adopted based on his performance and our overall performance. Upon a "change of control" of the Company, Mr. Croskrey will have the right to terminate his employment agreement. Mr. Croskrey will be entitled to receive his base salary for a period of six months, and the 200,000 options granted to him shall vest, upon the termination of his employment agreement by the Company without cause. Mr. Croskrey's 200,000 options will terminate in the event that Mr. Croskrey's employment agreement is terminated by the Company for cause. Mr. Croskrey has agreed to certain confidentiality and non-competition provisions, and to not sell, transfer or dispose of the 200,000 options (and underlying shares) granted to him under his employment agreement until January 1, 2002.

         On February 16, 1999, we entered into an Employment Agreement with Nicholas B. Winiewicz which provides that he will serve as our Chief Financial Officer for a three year term expiring January 1, 2002, at a base salary of $165,000 per year. In addition to his base salary, Mr. Winiewicz received options under the 1996 Option Plan effective as of February 16, 1999 to purchase 75,000 shares of Common Stock at an exercise price per share equal to $12.15625. These options vest over a period of three years from the date of the grant. Pursuant to his employment agreement, Mr. Winiewicz will be entitled, at the discretion of the Compensation Committee of the board, to participate in the incentive stock option plan and other bonus plans we have adopted based on his performance and our overall performance. Upon a "change of control" of the Company, Mr. Winiewicz will have the right to terminate his employment agreement. Mr. Winiewicz will be entitled to receive his base salary for a period of six months, and the 75,000 options granted to him shall vest, upon the termination of his employment agreement by the Company without cause. Mr. Winiewicz's 75,000 options will terminate in the event that Mr. Winiewicz's employment agreement is terminated by the Company for cause. Mr. Winiewicz has agreed to certain confidentiality and non-competition provisions, and to not sell, transfer or dispose of the 75,000 options (and underlying shares) granted to him under his employment agreement until January 1, 2002.

         We entered into an employment agreement with J. Lawrence Battle which provided that he would serve as President and Chief Operating Officer of the Armor Holdings Products Division of the Company for an initial term expiring July 21, 2000, at a base salary of $150,000 per year. Mr. Battle voluntarily terminated his employment agreement with the Company effective January 25, 1999. Pursuant to the terms of a Voluntary Resignation Agreement, Waiver and Release entered into by Mr. Battle and the Company, Mr. Battle will: (i) continue to receive his salary for a period of three months, but not beyond May 1, 1999,
(ii) be entitled to the continuance of the payment by the Company of monthly premiums for medical insurance for a period of four months, but not beyond June 1, 1999, and (iii) be entitled to have the Company pay for one month of executive outplacement services. Pursuant to the 1996 Option Plan, because Mr. Battle voluntarily terminated his employment with the Company, options to purchase 55,000 shares of common stock granted to Mr. Battle which were unvested at the time of termination expired. Of the balance of the options granted to Mr. Battle, 10,000 options were vested and exercised by Mr. Battle, and the Company accelerated the vesting of the remaining 10,000 options which, if not exercised by April 25, 1999, will expire.

         We entered into an employment agreement with David W. Watson which provided that he would serve as Vice President, Chief Financial Officer and Treasurer of the Company for an initial term expiring August 24, 2000, at a base salary of $140,000 per year. On April 3, 1998, Mr. Watson voluntarily terminated his employment with the Company, effective March 18, 1998. Pursuant to the terms of a Resignation Agreement, Waiver and Release entered into by Mr. Watson and the Company, Mr. Watson: (i) continued to receive his full salary from the date of termination in the amount of $71,615; (ii) was entitled to the continuance of the payment by the Company of monthly premiums for family medical and life insurance; and (iii) was entitled to have the Company pay up to $9,000 to an executive outplacement firm in connection with his search for new employment. The Company's obligation to make the payments set forth above expired on September 18, 1998. Pursuant to the terms of the 1996 Option Plan, because Mr. Watson voluntarily terminated his employment with the Company, the options to purchase 75,000 shares of Common Stock granted to Mr.
Watson expired.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 15, 1996, we issued options to purchase 300,000 shares of common stock to Richmont Capital Partners I, L.P. ("Richmont"), at an exercise price of $7.50 per share, subject to adjustment (the "Richmont Options"). We may call the Richmont Options and the underlying shares, whether vested or unvested, in the event that the closing price per share of the common stock is equal to or greater than $10.00 for a period of ten consecutive trading days after December 31, 1997, upon written notice to Richmont given within 30 days of the conclusion of such ten consecutive trading days during which the closing price per share of the common stock was equal to or greater than $10.00. In such event, we may require Richmont to exercise the Richmont Options in whole with respect to all such shares within ten days of such notice to Richmont. In the event that Richmont does not exercise the Richmont Options, the Richmont Options will lapse.

         On April 21, 1998, we amended the Richmont Option. Richmont sold 200,000 shares of our common stock and in exchange Richmont agreed not to sell, transfer, assign or otherwise dispose of any shares of our common stock (other than the 200,00 shares previously described) until April 21, 1999. The restrictions on sale will not apply to Richmont if the common stock is trading below $5.00 per share or above $15.00 per share.

         The Company agreed that until April 21, 1999, it would not use its right to force Richmont to exercise the Option. After April 21, 1999, the Company could use its right to force Richmont to exercise the Option, at any time regardless of the price per share of common stock, if Richard C. Bartlett is not a director of the Company and at any time that Richard C. Bartlett is a director of the Company if the priced per share of common stock is greater than $7.50 on the preceding business day.

         In addition, the Company agreed that Richmont would have certain co-sale rights with Kanders, and that it could participate on a pro rata basis in the event of an underwritten public offering.

         Effective as of March 8, 1999, Kanders & Company, Inc. ("Kanders & Co."), a corporation controlled by Warren B. Kanders, the Chairman of the Board of the Company, entered into an agreement with the Company to provide certain investment banking, financial advisory and related services to the Company. The specific details of the services and the compensation to be paid to Kanders & Co. will be determined by the Company and Kanders & Co. on a case by case basis as the Company identifies specific projects for Kanders & Co.

         Stephen E. Croskrey, President of the Company's Armor Holdings Products division, borrowed $111,000 from the Company in connection with his relocation to Jacksonville, Florida. As of March 19, 1999, $111,000 is outstanding under this loan. After an initial 90-day grace period, the loan will bear interest at the prime rate announced from time to time by NationsBank, N.A.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements and Schedules

         (1) The following Financial Statements of the Company (which appear beginning at sequential page number F-1) are included herein:

Independent Auditors' Reports

Consolidated Balance Sheets

Consolidated Income Statements

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements


         (2) Schedules for which provision is made in the applicable accounting regulations of the Commission have been omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(b)      Reports on Form 8-K

         The Company filed a current Report on Form 8-K during the fourth quarter of 1998 reporting a change in its independent accountants. The Form 8-K was filed on October 22, 1998.

(c)      Exhibits

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

2.4** Agreement and Plan of Merger, dated July 23, 1996, by and between American Body Armor & Equipment, Inc., a Florida corporation, and the Company (filed as Exhibit 2.1 to Form 8-K, Current Report of the Company, dated September 3, 1996 and incorporated herein by reference).

2.5** Share Acquisition Agreement, dated as of April 7, 1997, between Bodycote, AHL and the Company (filed as Exhibit 2.1 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference).

2.6** Agreement for the Sale and Purchase of the Whole of the Issued Share Capital of DSL, dated April 16, 1997, between the company, AHL, NatWest Ventures Nominees Limited and Others and Martin Brayshaw (filed as
         Exhibit 2.2 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference).

2.7** Share Acquisition Agreement, dated as of June 9, 1997, between the Company, Strontian Holdings Limited, Alpha-A Limited and Others (filed as Exhibit 2.1 to Form 8-K, Current Report of the Company, dated June 24, 1997 and incorporated herein by reference).

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

3.3.1** Bylaws of the Company (filed as Exhibit 3.3 to Form 8-K, Current Report of the Company, dated September 3, 1996 and incorporated herein by reference).

3.3.2*   Amendment to Bylaws of the Company.

10.1** Credit Agreement, dated as of February 12, 1999, among the Company, CIBC, NationsBank, First Union and SunTrust, as lenders, Canadian Imperial Bank of Commerce, as Administrative Agent and NationsBank, as Documentation Agent, in the aggregate principal amount of $60,000,000 (filed as Exhibit 5.1 to Form 8-K, Current Report of the Company, dated March 10, 1999 and incorporated herein by reference).

10.2** Borrower Pledge Agreement, dated as of February 12, 1999, made by the Company in favor of Canadian Imperial Bank of Commerce as Administrative Agent for the Lenders (filed as Exhibit 5.10 to Form 8-K, Current Report of the Company, dated March 10, 1999 and incorporated herein by reference).

10.3** Security Deed, dated February 12, 1999, made by the Company in favor of Canadian Imperial Bank of Commerce as Administrative Agent for the Lenders (filed as Exhibit 5.11 to Form 8-K, Current Report of the Company, dated March 10, 1999 and incorporated herein by reference).

10.4** Subsidiaries Guarantee, dated as of February 12, 1999, made by the Company in favor of Canadian Imperial Bank of Commerce as Administrative Agent for the Lenders (filed as Exhibit 5.12 to Form 8-K, Current Report of the Company, dated March 10, 1999 and incorporated herein by reference).

10.5*@ Amended and Restated Employment Agreement between Jonathan M. Spiller and the Company, dated as of January 1, 1999.

10.6 *@ Amended and Restated Employment Agreement between Robert R. Schiller and the Company, dated as of January 1, 1999.

10.7*@ Employment Agreement between Stephen E. Croskrey and the Company, dated as of February 8, 1999.

10.8*@ Employment Agreement between Nicholas B. Winiewicz and the Company, dated as of February 16, 1999.

10.9*@ Employment Agreement between Warren B. Kanders and the Company, dated as of January 1, 1999.

10.10** Form of Registration Rights Agreement, dated April 16, 1997, between the Company and the Vendors of DSL (filed as Exhibit 10.3 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference).

10.11** Form of Option for 300,000 shares of Common Stock, dated May 15, 1996 granted to Richmont Capital Partners I, L.P. (filed as Exhibit 10.34 to Registration Statement No. 333-28879 on Form S-1 of the Company and incorporated herein by reference).

10.12* Agreement, dated as of April 21, 1998, amending Option, dated May 15, 1996, granted to Richmont Capital Partners I, L.P. for 300,000 shares of Common Stock.

10.13** Form of Indemnification Agreement for Directors of the Registrant, dated September 21, 1993 (filed as Exhibit 10.4 to Form 10-KSB, Annual Report of the Company for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.14** Form of Indemnification Agreement for Officers of the Registrant, dated February 28, 1994 (filed as Exhibit 10.5 to Form 10-KSB, Annual Report of the Company for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.15**# American Body Armor & Equipment, Inc. 1994 Incentive Stock Plan
         (incorporated by reference from Form S-8 filed on October 10, 1994, Reg. No. 33-018863).

10.16**# American Body Armor & Equipment, Inc. 1994 Directors Stock Plan
         (incorporated by reference from Form S-8 filed on October 31, 1994, Reg. No. 33-018863).

10.17**# Armor Holdings, Inc. Amended and Restated 1996 Stock Option Plan
         (incorporated by reference from the Company's 1997 Definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, held June 12, 1997, as filed with the Commission on May 27, 1997).

10.18**# Armor Holdings Inc. Amended and Restated 1996 Non-Employee Directors
         Stock Option Plan (incorporated by reference from the Company's 1997 Definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, held June 12, 1997, as filed with the Commission on May 27, 1997).

10.19*#  Armor Holdings, Inc. 1998 Stock Option Plan.

10.20** Lease for the Company's former primary facility located in Yulee, Florida, dated July 26, 1993, effective May 1, 1993 (filed as Exhibit
         28.1 to Form 10-KSB, Annual Report of the Company, for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.21* Agreement, dated as of March 8, 1999, between the Company and Kanders & Company, Inc.

21.1*    Subsidiaries of the Company.

23.1*    Consent of Pricewaterhouse Coopers LLP.

23.2*    Consent of Deloitte & Touche.

23.3*    Consent of Deloitte & Touche LLP.

23.4*    Consent of KPMG.

27.1*    Financial Data Schedule.

          *  Filed herewith.
         **  Incorporated herein by reference.
          @  This Exhibit represents a management contract.
          #  This Exhibit represents a compensatory plan.

                         INDEX TO FINANCIAL STATEMENTS




ARMOR HOLDINGS, INC.
 Report of Independent Accountants ............................         F-2
 Statutory Auditor's Report....................................         F-3
 Independent Auditors' Report .................................         F-4
 Independent Auditors' Report..................................         F-5
 Consolidated Balance Sheets ..................................   F-6 - F-7
 Consolidated Income Statements ...............................         F-8
 Consolidated Statement of Stockholders' Equity ...............         F-9
 Consolidated Statements of Cash Flow .........................        F-10
 Notes to Consolidated Financial Statements ................... F-11 - F-31

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and the
xBoard of Directors of
Armor Holdings, Inc.


     In our opinion, based upon our audit and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Armor Holdings, Inc. and its subsidiaries (the "Company") at December 31, 1998, and the results of their operations and their cash flows for the period ended December 31, 1998, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Defense Systems Colombia S.A., a wholly owned subsidiary, which statements reflect total assets of $4,974,000 at December 31, 1998 and total revenues of $13,266,000 for the year ended December 31, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Defense Systems Colombia S.A. is based solely on the report of the other auditors. We conducted our audit of the consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for the opinion expressed above. The consolidated financial statements of the Company for the years ended December 28, 1996 and December 27, 1997, were audited by other independent accountants, whose report dated March 19, 1998, expressed an unqualified opinion on those consolidated financial statements.



PricewaterhouseCoopers LLP
March 5, 1999

                             DELOITTE & TOUCHE LLP
                                COLOMBIA OPINION

STATUTORY AUDITOR'S REPORT

Messrs.
Shareholders of:
DEFENCE SYSTEMS COLOMBIA S.A.

I have audited the balance sheet of Defence Systems Colombia S.A. as of December 31, 1998 and the related statements of income, changes in shareholders' equity, changes in financial position and cash flows for the year then ended. These financial statements are the responsibility of the Management of the Company, since they reflect the result of its efforts. Among my duties of surveillance of the Company there is the one of auditing them and expressing an opinion thereon. The financial statements for the year ended as of December 31, 1997 were examined by another Statutory Auditor, who in his report of March 5, 1998, expressed an unqualified opinion on same, such statements are included herewith for comparative purposes only.

I obtained the information required to comply with my duties and carry out my audit in accordance with generally accepted auditing standards. Such standards require that I plan and perform the audit to obtain reasonable assurance on whether the financial statements reasonably reflect, in all material respects, the financial position and results of operations. An audit includes, among other procedures, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, of the significant accounting estimates made by the management of the Company and the presentation of the financial statements as a whole. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above, that have been taken from the books and attached to this report, present fairly, in all material respects, the financial position of Defence Systems Colombia S.A. as of December 31, 1998, the results of its operations, the changes in shareholders' equity, the changes in financial position and the cash flows for the year then ended, in conformity with accounting principles generally accepted in Colombia.

I also inform that during said year the Company has carried out its accounting books in conformity with the legal regulations and accounting techniques, the management report on operations is in agreement with the attached basic financial statements; the transactions recorded in books and the acts of the administration conform to the statutes and the decisions of the General Assembly of Shareholders and of the Board of Directors; the correspondence, accounting vouchers, minutes books and shareholders register are properly kept and maintained; the Company has followed adequate measures of internal control, for the preservation and custody of its assets and assets of third parties held by the Company.

/s/ LUIS JAVIER ORTIZ
LUIS JAVIER ORTIZ
Statutory Auditor
T.P. No. 40014-T

February 8, 1999

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Armor Holdings, Inc.
Jacksonville, Florida


     We have audited the consolidated balance sheet of Armor Holdings, Inc. (the "Company") as of December 27, 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the two years ended December 27, 1997 and December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. These consolidated financial statements give retroactive effect to the merger with DSL Group Limited ("DSL") on April 16, 1997, which has been accounted for as a pooling of interests as described in Note 1. We did not audit the financial statements of Defense Systems Colombia ("DSC") (a consolidated subsidiary), which statements reflect total assets of $3,771,000 at December 27, 1997 and total revenues of $10,766,000 for the year then ended. Also, we did not audit the financial statements of DSL included in the December 28, 1996 consolidated financial statements of the Company, which statements reflect total assets of $20,798,000 as of December 28, 1996 and total revenues of $12,956,000 for the year then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for DSC in the December 27, 1997 financial statements and DSL in the December 28, 1996 financial statements, is based solely upon the reports of such other auditors.


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


     In our opinion, based upon our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armor Holdings, Inc. as of December 27, 1997 and the results of their operations and their cash flows for the two years ended December 27, 1997 and December 28, 1996 in conformity with generally accepted accounting principles.




Deloitte & Touche, LLP
New York, New York
March 19, 1998

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Shareholders of
DSL Group Limited


     We have audited the consolidated profit and loss account, consolidated statement of total recognised gains and losses, reconciliation of movements in shareholders' funds and consolidated cash flow statement of DSL Group Limited and subsidiaries for the period from 3 June 1996 (date of incorporation) to 31 December 1996 (none of which aforementioned financial statements are separately presented herein). These consolidated financial statements are the responsibility of the management of DSL Group Limited. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


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


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations of DSL Group Limited and subsidiaries and their cash flows for the period from 3 June 1996 to 31 December 1996, in conformity with generally accepted accounting principles in the United Kingdom.


     Accounting principles generally accepted in the United Kingdom vary in certain significant respects from accounting principles generally accepted in the United States of America. Application of accounting principles generally accepted in the United States would have affected profit attributable to shareholders for the period from 3 June 1996 to 31 December 1996, to the extent summarised in Note 24 to the consolidated financial statements.





KPMG
Chartered Accountants
Registered Auditors
London, England
15 April 1997

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 27, 1997 AND DECEMBER 31, 1998
                                (IN THOUSANDS)




                                                                        DECEMBER 27,   DECEMBER 31,
                                                                            1997           1998
                                                                       -------------- -------------
ASSETS
Current assets:
 Cash and cash equivalents ...........................................     $19,300       $ 6,789
 Accounts receivable (net of allowance for doubtful accounts of
   $845 and $1,380) ..................................................      15,752        21,363
 Inventories .........................................................       5,731         9,103
 Prepaid expenses and other current assets ...........................       1,816         5,910
                                                                           -------       -------
    Total current assets .............................................      42,599        43,165
Property, plant and equipment, net ...................................      10,041        12,173
Goodwill (net of accumulated amortization of $659 and $1,577) ........      13,701        25,820
Reorganization value in excess of amounts
 allocable to indentifiable assets (net of
 accumulated amortization of $757 and $2,513).........................       3,318         1,562
Patents, licenses and trademarks (net of accumulated amortization of
 $403 and $728).......................................................       3,978         7,180
Investment in unconsolidated subsidiaries ............................         329           483
Other assets .........................................................       1,521         3,970
                                                                           -------       -------
Total assets .........................................................     $75,487       $94,353
                                                                           =======       =======

                See notes to consolidated financial statements.

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
         AS OF DECEMBER 27, 1997 AND DECEMBER 31, 1998 -- (CONTINUED)
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)




                                                                           DECEMBER 27,   DECEMBER 31,
                                                                               1997           1998
                                                                          -------------- -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt and capitalized lease obligations ....    $    190      $    433
 Short-term debt ........................................................          --         5,041
 Accounts payable, accrued expenses and other current liabilities .......       8,743        11,294
 Income taxes payable ...................................................       1,732         2,031
                                                                             --------      --------
    Total current liabilities ...........................................      10,665        18,799
Minority interest .......................................................         213           108
Long-term debt and capitalized lease obligations, less current portion ..          11           344
                                                                             --------      --------
    Total liabilities ...................................................      10,889        19,251
Commitments and contingencies (Notes 6, 10 and 11) ......................
Preference shares .......................................................          --            --
Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares
   issued and outstanding ...............................................          --            --
 Common stock, $.01 par value; 50,000,000 shares authorized; 16,023,740 and 16,497,808 issued and 15,837,717 and 16,227,080 outstanding at
   December 27, 1997 and December 31, 1998 respectively .................         160           165
   Additional paid-in capital ...........................................      61,496        65,408
   Cumulative comprehensive income excluded from net income,
    net of tax ..........................................................        (353)         (574)
   Retained earnings ....................................................       4,823        13,419
   Treasury stock .......................................................      (1,528)       (3,316)
                                                                             --------      --------
    Total stockholders' equity ..........................................      64,598        75,102
                                                                             --------      --------
Total liabilities and stockholders' equity ..............................    $ 75,487      $ 94,353
                                                                             ========      ========

                See notes to consolidated financial statements.

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS
    YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 31, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                               YEAR ENDED
                                                               -------------------------------------------
                                                                DECEMBER 28,   DECEMBER 27,   DECEMBER 31,
                                                                    1996           1997           1998
                                                               -------------- -------------- -------------
Revenues:
 Services ....................................................    $12,956        $48,445        $51,563
 Products ....................................................     18,011         29,869         45,644
                                                                  -------        -------        -------
Total revenues ...............................................     30,967         78,314         97,207
                                                                  -------        -------        -------
Costs and expenses:
 Cost of sales ...............................................     21,172         57,438         66,451
 Operating expenses . ........................................      6,905         12,473         17,102
 Depreciation and amortization ...............................        554          1,127          1,347
 Merger, integration and other non-recurring charges .........         --          2,542             --
 Equity in earnings of investees .............................       (320)          (746)          (713)
 Interest (income) expense, net ..............................        515            195           (625)
                                                                  -------        -------        -------
Total costs and expenses .....................................     28,826         73,029         83,562
 Operating income ............................................      2,141          5,285         13,645
 Other income ................................................          2            392             28
                                                                  -------        -------        -------
Income before provision for income taxes .....................      2,143          5,677         13,673
 Provision for income taxes ..................................      1,215          2,376          5,077
 Dividends on preference shares ..............................        239            143             --
                                                                  -------        -------        -------
 Net income applicable to common shareholders . ..............    $   689        $ 3,158        $ 8,596
                                                                  =======        =======        =======
 Basic earnings per share ....................................    $  0.09        $  0.23        $  0.53
                                                                  =======        =======        =======
 Diluted earnings per share ..................................    $  0.08        $  0.21        $  0.50
                                                                  =======        =======        =======

                See notes to consolidated financial statements.

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 31, 1998
                                (IN THOUSANDS)




                                       CONVERTIBLE
                                     PREFERRED STOCK        COMMON STOCK
                                 ----------------------- ------------------
                                               STATED               PAR
                                    SHARES      VALUE     SHARES    VALUE
                                 ----------- ----------- -------- ---------
Balance, December 31,
 1995 ..........................     1,214    $   1,214    5,091   $   152
Change in par value of
 common stock ..................                                      (102)
Dividends on preferred
 stock .........................
Conversion of preferred
 stock .........................    (1,214)      (1,214)   1,735        17
Exercise of stock options ......                              26         1
Exercise of stock grants .......                              72         1
Issuance of stock in lieu of
 Directors fees ................                               3
Conversion of convertible
 notes, net of related
 debt issuance costs ...........                           2,300        23
Issuance of stock for
 acquisitions ..................                           2,214        22
Issuance of common stock                                     250         3
Comprehensive income
 excluded from net
 income, net of tax ............
Dividends on preference
 shares ........................
Net income .....................
                                 ----------- ----------- -------- ---------
Balance, December 28,
 1996 ..........................        --    $      --   11,691   $   117
 Exercise of stock
  options ......................                             217         2
 Issuance of stock for
  acquisitions .................                             115         1
Recovery of acquisition
 escrow shares .................
Issuance of common stock                                   4,000        40
Comprehensive income
 excluded from net
 income, net of tax ............
Dividends on preference
 shares ........................
Net income .....................
                                 ----------- ----------- -------- ---------
Balance, December 27,
 1997 ..........................        --    $      --   16,023   $   160
 Exercise of stock
  options ......................                             149         2
 Issuance of stock for
  acquisitions .................                             326         3
 Recovery of acquisition
  escrow shares due to
  settlement of lawsuit ........
 Comprehensive income
  excluded from net
  income, net of tax ...........
 Net income ....................
                                 ----------- ----------- -------- ---------
Balance, December 31,
 1998 ..........................        --    $      --   16,498   $   165
                                    ======    =========   ======   =======



                                                           CUMULATIVE
                                                          COMPREHENSIVE
                                                             INCOME
                                  ADDITIONAL                EXCLUDED
                                    PAID-IN    RETAINED     FROM NET      TREASURY
                                    CAPITAL    EARNINGS      INCOME        STOCK       TOTAL
                                 ------------ ---------- -------------- ----------- -----------
Balance, December 31,
 1995 ..........................    $ 2,594    $   987   $      --     $--           $  4,947

Change in par value of
 common stock ..................        102                                                --
Dividends on preferred
 stock .........................                   (11)                                   (11)
Conversion of preferred
 stock .........................      1,197                                                --
Exercise of stock options ......         62                                                63
Exercise of stock grants .......         54                                                55
Issuance of stock in lieu of
 Directors fees ................         15                                                15
Conversion of convertible
 notes, net of related
 debt issuance costs ...........     10,610                                            10,633
Issuance of stock for
 acquisitions ..................      7,121                                             7,143
Issuance of common stock              1,567                                             1,570
Comprehensive income
 excluded from net
 income, net of tax ............                               (229)                     (229)
Dividends on preference
 shares ........................                  (239)                                  (239)
Net income .....................                   928                                    928
                                 ------------ ---------- -------------- ----------- -----------
Balance, December 28,
 1996 ..........................    $23,322    $ 1,665       $ (229)     $     --    $ 24,875
 Exercise of stock
  options ......................        539                                               541
 Issuance of stock for
  acquisitions .................      1,200                                             1,201
Recovery of acquisition
 escrow shares .................                                           (1,528)     (1,528)
Issuance of common stock             36,435                                            36,475
Comprehensive income
 excluded from net
 income, net of tax ............                               (124)                     (124)
Dividends on preference
 shares ........................                  (143)                                  (143)
Net income .....................                 3,301                                  3,301
                                 ------------ ---------- -------------- ----------- -----------
Balance, December 27,
 1997 ..........................    $61,496    $ 4,823       $ (353)     $ (1,528)   $ 64,598
 Exercise of stock
  options ......................        170                                               172
 Issuance of stock for
  acquisitions .................      3,742                                             3,745
 Recovery of acquisition
  escrow shares due to
  settlement of lawsuit ........                                           (1,788)     (1,788)
 Comprehensive income
  excluded from net
  income, net of tax ...........                               (221)                     (221)
 Net income ....................                 8,596                                  8,596
                                 ------------ ---------- -------------- ----------- -----------
Balance, December 31,
 1998 ..........................    $65,408    $13,419       $ (574)     $ (3,316)   $ 75,102
                                    =======    =======       =========  =========    ========

                See notes to consolidated financial statements.

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
    YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 31, 1998
                                (IN THOUSANDS)




                                                                                         YEAR ENDED
                                                                        ---------------------------------------------
                                                                         DECEMBER 28,    DECEMBER 27,    DECEMBER 31,
                                                                             1996            1997            1998
                                                                        --------------  --------------  -------------
OPERATING ACTIVITIES:
 Net income ..........................................................    $     928        $  3,301       $   8,596
 Adjustments to reconcile net income to
   cash provided by (used in) operating
   activities, net of effects of acquisitions:
 Preference stock dividends ..........................................         (239)           (143)             --
 Depreciation and amortization . .....................................          818           1,976           2,654
 Loss on sale of equipment . .........................................           --             166              --
 Deferred income taxes ...............................................            2           1,203           1,842
 Directors' fees .....................................................           15              --              --
 Increase in accounts receivable .....................................       (2,115)         (3,468)         (2,848)
 Increase in inventories .............................................         (423)         (1,001)           (786)
 Decrease (increase) in prepaid expenses and other assets ............          870          (1,129)         (5,295)
 (Decrease) increase in accounts payable, accrued liabilities
   and other current liabilities .....................................        1,783          (3,715)         (2,051)
 Increase in income taxes payable ....................................           --           1,072             162
 Increase (decrease) in minority interests ...........................           --             182            (105)
                                                                          ---------        --------       ---------
 Net cash provided by (used in) operating activities .................        1,639          (1,556)          2,169
                                                                          ---------        --------       ---------
INVESTING ACTIVITIES:
 Purchase of property and equipment ..................................       (1,860)         (5,153)         (3,641)
 Purchase of licenses, patents and trademarks . ......................       (2,828)            (76)         (3,448)
 Purchase of businesses, net of assets acquired . ....................      (11,740)         (3,607)        (10,366)
 Dividends received from equity investees ............................           --             939             325
 Proceeds from the sale of equipment .................................                           20              --
 Other fees paid related to acquisitions .............................           --              --            (685)
 Advances to stockholders ............................................           --              --          (1,677)
                                                                          ---------        --------       ---------
 Net cash used in investing activities ...............................      (16,428)         (7,877)        (19,492)
                                                                          ---------        --------       ---------
FINANCING ACTIVITIES:
 Proceeds from issuance of common stock and preference shares ........        8,886          36,475              --
 Repurchase of preference shares . ...................................           --          (7,480)             --
 Preferred stock dividends ...........................................          (11)           (382)             --
 Proceeds from the exercise of stock options .........................           26             201             172
 Net repayments of long-term debt ....................................         (500)         (8,002)           (180)
 Net borrowings under lines of credit . ..............................       (1,997)                          5,041
 Net repayments under capital
   expenditure facility ..............................................          (52)             --              --
 Net proceeds from issuance of other debt . ..........................        6,863              --              --
 Net proceeds from issuance of 5% convertible subordinated notes .....       10,633              --              --
                                                                          ---------        --------       ---------
 Net cash provided by financing activities ...........................       23,848          20,812           5,033
                                                                          ---------        --------       ---------
 Cumulative comprehensive income excluded from net
   income, net of tax ................................................         (184)           (124)           (221)
                                                                          ---------        --------       ---------
 Net increase (decrease) in cash and cash
   equivalents .......................................................        8,875          11,255         (12,511)
 Cash and cash equivalents, beginning of period ......................         (830)          8,045          19,300
                                                                          ---------        --------       ---------
 Cash and cash equivalents, end of period ............................    $   8,045        $ 19,300       $   6,789
                                                                          =========        ========       =========

                See notes to consolidated financial statements.

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY AND NATURE OF BUSINESS -- Armor Holdings, Inc. (the "Company" or "Armor") is a leading global provider of security risk management services and products to multi-national corporations, governmental agencies and law enforcement personnel through two operating divisions -- Armor Group Services and Armor Holdings Products. Armor Group Services division provides sophisticated security planning and risk management, electronic security systems integration, consulting and training services, as well as intellectual property asset protection, business intelligence and investigative services. Armor provides these services to multi-national corporations and governmental and non-governmental agencies through 22 offices in 18 countries. Armor Holdings Products division manufactures and sells a broad range of high quality branded law enforcement equipment and has leading market positions in several of the product categories in which Armor competes. Such products include ballistic resistant vests and tactical armor, police duty gear, less-than-lethal munitions, anti-riot products and narcotics identification kits. These products are sold primarily to law enforcement agencies through a worldwide network of over 500 distributors and sales agents including approximately 350 in the United States. Armor believes significant opportunities exist to grow the Company and extend its global infrastructure through geographic expansion and strategic acquisitions of related businesses in the fragmented security risk management services and products industries.

     Armor Group Services Division. Armor Group Services division provides a broad range of sophisticated security risk management solutions to multi-national corporations in diverse industries such as natural resources, financial services and consumer products, and to governmental and non-governmental agencies such as the U.S. Department of State, the United Nations and the World Bank. Clients typically have personnel and other investments in unstable and often violent areas of the world. Through Armor Group Services offices on five continents, Armor Group Services provides its multi-national clients with a diversified portfolio of security solutions to assist them to mitigate risks in their operations around the world. Armor Group Services' highly trained, multi-lingual and experienced security personnel work closely with clients to create and implement solutions to complex security problems. These services include the design and implementation of risk management plans and security systems, provision of security specialists and training of security personnel. Armor Group Services provides its multi-national clients with specialized investigative services enhanced by its global network. These services include intellectual property asset protection and related investigative services ranging from protecting companies against counterfeiting, patent infringements, product tampering and extortion to identifying unethical supplier activities. In addition, Armor Group Services provides business intelligence, fraud investigation and asset tracing and recovery services to financial services companies, law firms and other entities worldwide.

       Armor Holdings Products Division. Armor Holdings Products division manufactures and sells a broad range of high quality branded law enforcement equipment, such as ballistic resistant vests and tactical armor, bomb disposal equipment, less-than-lethal munitions, anti-riot products including tear gas and distraction grenades, narcotics identification kits and custom-built armored vehicles. These products are marketed under brand names which are well-known and respected in the law enforcement community such as American Body Armor, Defense Technology, First Defense, MACE, Pro-Tech and NIK. Armor Holdings Products division sells manufactured products primarily to law enforcement agencies through a worldwide network of over 500 distributors and sales agents including approximately 350 in the United States. Extensive distribution capabilities and commitment to customer service and training have enabled Armor Holdings Products division to become a leading provider of security equipment to law enforcement agencies.

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In April 1997, the Company combined with DSL Group Limited ("DSL"). DSL is in the business of planning and implementing solutions to complex security problems in high risk areas. DSL's services encompass the provision of detailed threat assessments, security planning, security training, the provision, training and supervision of specialist manpower and other services up to the implementation and management of fully integrated security systems. The Company's combination with DSL provided the Company with the cornerstone of its security services business. Through recent acquisitions, the Company has expanded the portfolio of services the Company can offer its customers to include business intelligence and investigative due diligence, intellectual property asset protection, alarm monitoring, executive protection and the engineering, integration, maintenance and technical support of sophisticated electronic and computer driven security and fire alarm systems.

     BASIS OF PRESENTATION -- The accompanying consolidated financial statements give effect to the combination with DSL. The combination with DSL was accounted for under the pooling-of-interests method of accounting (see Note
2), and accordingly, the accompanying consolidated financial statements were retroactively restated as if the Company and DSL had operated as one entity since inception.

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all material intercompany balances and transactions have been eliminated. Results of operations of companies acquired in transactions accounted for under their purchase method of accounting are included in the financial statements from the dates of the acquisition. Accounting principles generally accepted in Colombia vary in certain respects from accounting principles generally accepted in the United States of America. The major variance in the two methods affecting the Company is the accounting for the effects of inflation for which the Company periodically makes adjustments. There are no other material differences.

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

     INVENTORIES -- Inventories are stated at the lower of cost or market determined on the first-in, first-out ("FIFO") method.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying values of the Company's various financial instruments reflected in the accompanying statements of financial position approximate their estimated fair values at December 27, 1997 and December 31, 1998.

     PROPERTY AND EQUIPMENT -- Property and equipment are carried at cost less accumulated depreciation. Property and equipment acquired prior to September 21, 1993 were recorded at their estimated fair values as the result of the emergence from bankruptcy. Depreciation is computed using the straight-line method over the estimated lives of the related assets as follows:



        Buildings and improvements ......... 5 -- 39 years
        Machinery and equipment ............ 3 -- 7 years

     GOODWILL -- Goodwill arises from the excess of the purchase price of an acquired company over the fair value of the net assets acquired in a purchase business combination. Amortization is recorded on a straight-line basis over periods up to twenty-five years.

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     IMPAIRMENT -- The Company periodically reviews the carrying value of these assets and other long-lived assets and impairments are recognized when the expected undiscounted future cash flows are less than the carrying amount of the asset.

     REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS -- This intangible asset is amortized or otherwise reduced in amounts not less than those which would be recognized on a straight-line basis over twenty-five years.

     PATENTS, LICENSES AND TRADEMARKS -- Patents, licenses and trademarks were acquired through acquisitions accounted for by the purchase method of accounting. Such assets are amortized on a straight line basis over their remaining lives of 10 to 40 years.

     RESEARCH AND DEVELOPMENT -- Research and development costs are expensed as incurred. The Company incurred approximately $514,000, $605,000, $738,000 for the years ended December 28, 1996, December 27, 1997 and December 31, 1998, respectively, for research and development. These costs are included in the operating expenses in the accompanying consolidated financial statements.

     ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

     INCOME TAXES -- The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method specified thereunder, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are offset by deferred tax assets representing the tax-effected cumulative net operating loss carryforwards and deductible temporary differences, subject to applicable limits and an asset valuation allowance. Future benefits obtained from utilization of net operating loss carryforwards or from the reduction in the income tax asset valuation allowance existing on September 20, 1993 have been and will be applied to reduce reorganization value in excess of amounts allocable to identifiable assets. At December 31, 1998, the Company's consolidated foreign subsidiaries have unremitted earnings of approximately $3 million on which the Company has not recorded a provision for United States Federal income taxes since these earnings are considered to be permanently invested. Such foreign earnings have been taxed according to the regulations existing in the countries in which they were earned.

     REVENUE RECOGNITION -- The Company records sales at gross amounts to be received, including amounts to be paid to agents as commissions. The Company records service revenue as the service is provided on a contract by contract basis. Other income for 1997 includes amounts received as agent for a former employee in selling shares of the Company's stock owned by the former employer.


     EARNINGS PER SHARE -- In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings.

     NEW ACCOUNTING STANDARDS -- In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income and several other

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

items that current accounting standards require to be recognized outside of net income. This standard requires enterprises to display comprehensive income and its components in financial statements, to classify items of comprehensive income by their nature in financial statements, and to display the accumulated balances of other comprehensive income in stockholders' equity separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has adopted the standard for its fiscal year beginning December 28, 1997, and applied the standard to all periods presented.

     FOREIGN CURRENCY TRANSLATION -- In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation", assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment, net of tax, which represents the effect of translating assets and liabilities of the Company's foreign operations was approximately $(353,000) and $(574,000) for the years ended December 27, 1997 and December 31, 1998. This is included in comprehensive income.

     RECLASSIFICATIONS -- Certain reclassifications have been made to the 1996 and 1997 financial statements in order to conform to the presentation adopted for 1998. These reclassifications had no effect on net income or retained earnings.


2. BUSINESS COMBINATIONS

NIK PUBLIC SAFETY PRODUCT LINE

     On July 15, 1996, the Company acquired, effective as of July 1, 1996, certain assets of the NIK Public Safety Product Line from Ivers-Lee Corporation (the "NIK Assets"). The purchase price of the acquisition was 310,931 shares (the "NIK Shares") of the Company's common stock valued at $2,400,000, plus $374,000 in costs incurred related to the purchase. The Company acquired inventory, receivables and certain intangibles. The total purchase price was assigned to the NIK Assets based on their fair values. The acquisition of the NIK Assets has been accounted for under the purchase method. Accordingly, the results of its operations are included in the consolidated financial statements from the date of acquisition.

DEFENSE TECHNOLOGY CORPORATION OF AMERICA

     On September 30, 1996, the Company acquired, through its newly formed wholly-owned subsidiary, substantially all of the assets of Defense Technology Corporation of America ("DTCoA"). The purchase price consisted of $838,025 paid in cash, the issuance of 629,442 shares (the "Total Shares") of the Company's common stock having a value of $4,650,000, the assumption of certain liabilities totaling approximately $2,300,000 and costs of $1,115,000 associated with completing the transaction. The total purchase price was assigned to the acquired assets based on their fair market values.

     In order to secure the obligations of DTCoA and its seller in connection with the transaction, 270,728 of the Total Shares were delivered to Union Bank of Switzerland, New York Branch ("UBS"), as escrow agent pursuant to an escrow agreement dated September 30, 1996. One half of the shares held in escrow were subject to release March 15, 1998 and the remainder were subject to release June 30, 1999. However, these shares were released to the Company upon settlement of litigation (see Note 11).

     Subject to a letter agreement dated August 16, 1996, (the "Key Bank Letter Agreement") and in connection with the DTCoA transaction, 358,714 of the Total Shares (the "Key Bank Shares"), having a value of $2,650,000 (the "Amount Due"), were issued to Key Bank of Wyoming ("Key Bank") in

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

2. BUSINESS COMBINATIONS (CONTINUED)

consideration for the release by Key Bank of its security interest in substantially all of the assets of DTCoA. Key Bank held such security interest pursuant to certain financings previously made available to DTCoA. On the closing date, the Company advanced to Key Bank $662,500 cash (the "Initial Amount") as an advance against the Amount Due. Also on the closing date, the Company deposited $1,987,500 in an interest bearing Certificate of Deposit ("CD") account at Key Bank (the "Deposit Account"). Subsequent to closing, any amounts paid to Key Bank on account of the Amount Due, including the Initial Amount, or advances from the Deposit Account would result in a reduction of the then outstanding balance of the Amount Due by a like amount.

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

SUPERCRAFT (GARMENTS) LIMITED

     On April 7, 1997, the Company acquired Supercraft (Garments) Limited. Supercraft is a European manufacturer of military apparel, high visibility garments and ballistic resistant vests, which it distributes to law enforcement and military agencies throughout Europe, the Middle East and Asia. The Company acquired Supercraft for a total purchase price of approximately $2.6 million. The acquisition of Supercraft has been accounted for under the purchase method. Accordingly, the results of its operations are included in the consolidated financial statements from the date of acquisition.

DSL GROUP LIMITED

     On April 16, 1997, Armor issued 1,274,217 shares of its common stock in exchange for all of the outstanding ordinary shares of DSL Group Limited ("DSL"), a company incorporated on June 3, 1996, under the laws of England and Wales. DSL provides specialized security services in high risk and volatile environments. On July 31, 1996 DSL acquired all of the share capital of DSL Holdings Limited ("DSL Holdings"). As a result, DSL recorded the net assets acquired on July 31, 1996 at fair value of approximately $2,800,000 and also recorded approximately $9,600,000 of goodwill. Armor's combination with DSL was accounted for as a pooling of interests and the accompanying financial statements have been restated to give effect to the combined results of Armor and DSL since inception.

     In connection with the DSL combination, Armor paid $6,850,000 in repayment of DSL's outstanding credit facility and approximately $7,508,000 for all of the outstanding preference shares of DSL. (See Notes 6 and 7).

GORANDEL TRADING LIMITED

     On June 9, 1997, the Company acquired the remaining 50% of Gorandel Trading Limited that it did not previously own. GTL provides specialized security services throughout Russia and Central Asia. The aggregate purchase price of the transaction was approximately $2.4 million, consisting of $570,000 in cash paid at closing, $300,000 in cash paid on September 30, 1997 and $300,000 in cash payable subject to certain conditions, and 115,176 shares of the Company's common stock valued at

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

2. BUSINESS COMBINATIONS (CONTINUED)

$1.2 million. As part of this transaction, the Company agreed to make a loan of $200,000 to a former stockholder of GTL, subject to certain conditions which was subsequently repaid. GTL's net revenues for 1996 were approximately $6.4 million. The acquisition of GTL has been accounted for under the purchase method. Accordingly, the results of its operations are included in the consolidated financial statements from the date of acquisition.

LOW VOLTAGE SYSTEMS TECHNOLOGY, INC.

     On January 30, 1998, the Company acquired all of the issued and outstanding stock of Low Voltage Systems Technology, Inc., a New Jersey corporation ("LST"). LST is a leading engineered systems distributor specializing in the supply, integration, maintenance and technical support of sophisticated electronic and computer-driven security and fire alarm systems. The aggregate purchase price of the transaction was approximately $750,000, consisting of $562,500 in cash paid at closing and 18,519 unregistered shares of the Company's common stock valued at the time at $187,500. The Company also assumed and subsequently repaid approximately $200,000 to a stockholder of LST in full satisfaction of loans previously made by such stockholder to LST. The acquisition of LST has been accounted for under the purchase method. Accordingly, the results of its operations are included in the consolidated financial statements from the date of acquisition.

ASMARA LIMITED

     On April 8, 1998, the Company acquired all of the issued and outstanding stock of Asmara Limited, based in London, England (hereinafter "Asmara"). Asmara provides business intelligence and investigative due diligence services to clients on a worldwide basis. Services include personnel investigations, due diligence, asset tracing, and litigation intelligence. This acquisition has a current aggregate purchase price of (pounds sterling)1.825 million. The purchase price consists of (pounds sterling)1.575 million (approximately $2.6 million) in cash paid at closing and 36,846 unregistered shares of the Company's common stock valued at closing at (pounds sterling)250,000 (approximately $415,000). All 36,846 shares are restricted from sale until April 8, 2001. As part of the acquisition, additional purchase price contingent upon meeting certain agreed targets during this period could be paid for the fiscal years ending 1998, 1999 and 2000. The total aggregate contingent purchase price could be (pounds sterling)1.5 million. Based upon the results of operations for 1998, the Company will pay an additional purchase price of approximately $825,000. This additional purchase price for fiscal 1998 is reflected in the Company's balance sheet as of December 31, 1998. The acquisition of Asmara has been accounted for under the purchase method. Accordingly, the results of its operations are included in the consolidated financial statements from the date of acquisition.

PRO-TECH ARMORED PRODUCTS OF MASSACHUSETTS, INC.

     On April 14, 1998 the Company acquired all of the issued and outstanding stock of Pro-Tech Armored Products of Massachusetts, Inc. of Pittsfield, Massachusetts (hereinafter "Pro-Tech"). Pro-Tech is a leading manufacturer of hard armor products including ballistic shields, bulletproof vests, visors, and other personal accessories. Pro-Tech also manufactures protective armor products for helicopters, automobiles, and riot control vehicles. This acquisition has been accounted for as a purchase and has a current purchase price of $1.6 million. The purchase price consists of $1.115 million in cash and 42,592 unregistered shares of the Company's common stock valued at closing at $485,000. As part of this transaction, additional purchase price could be paid for the fiscal years ending 1998, 1999 and 2000 totaling an aggregate of $4 million, with up to 50% payable in common stock and the remainder in cash. The payment of additional purchase price is contingent upon operating performance and meeting certain agreed targets during this period. This additional purchase price for fiscal 1998 totaled approximately $401,000 and is reflected in the Company's balance sheet as of December 31, 1998. All of the shares issued for the purchase and to be issued for

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

2. BUSINESS COMBINATIONS (CONTINUED)

payment for the earn-out, if any, are restricted from sale until April 14, 2001. The acquisition of Pro-Tech has been accounted for under the purchase method. Accordingly, the results of its operations are included in the consolidated financial statements from the date of acquisition.

CDR INTERNATIONAL LTD.

     On June 11, 1998 the Company acquired all of the issued and outstanding stock of CDR International Ltd. ("CDR"), a London based investigation firm with offices in London, Charlotte, Los Angeles and Moscow. CDR provides a full range of consulting and investigative services specializing in worldwide intellectual property asset protection for multinational corporations involved in the manufacturing and distribution of, among other things, sportswear, tobacco, spirits and pharmaceuticals. Its services range from protecting companies against counterfeiting, patent infringements, product tampering and extortion to identifying unethical supplier activity such as the use of child labor. CDR also provides training services to law enforcement agencies in foreign countries. This acquisition has been accounted for as a purchase and has a current aggregate purchase price of (pounds sterling)1.5 million. The purchase price consists of 210,460 registered shares the Company's common stock valued at closing at (pounds sterling)1.5 million (approximately $2.5 million). Additional purchase price could be paid for the fiscal years ending 1999, 2000 and 2001 totaling an aggregate of (pounds sterling)6.0 million (approximately $10 million). The payment of additional purchase price is contingent upon operating performance meeting certain agreed targets during the period. Any additional purchase price will be paid entirely in common stock of the Company. Of the total shares of the Company's common stock received at closing, 70,154 shares and 40% of the additional consideration will be restricted from sale for a period of three years from the date of issue, and 50% of any additional consideration in excess of (pounds sterling)4.25 million will be restricted from sale for between 4.5 and 6 years. The acquisition of CDR has been accounted for under the purchase method. Accordingly, the results of its operations are included in the consolidated financial statements from the date of acquisition.

ALARM PROTECTION SERVICES, INC.

     On July 15, 1998 the Company acquired of all of the outstanding common stock of Alarm Protection Services, Inc. ("APS") located in Kampala, Uganda. APS is a fully licensed physical security and consulting company providing alarm monitoring, physical asset and executive protection, quick response and cash in transit capabilities. APS has approximately 900 employees and has been in operation in Uganda since 1993. Since 1996, the Company has managed APS through a management agreement. This acquisition has been accounted for as a purchase and has a current aggregate purchase price of $1,215,166. The purchase price consisted of $734,426 in cash paid at closing, 17,429 unregistered shares of the Company's common stock valued at closing at approximately $200,000 and an additional $280,740 to be paid in cash as the outstanding accounts receivable at the time of closing is collected. Based on APS meeting certain performance criteria, additional purchase price may be paid in fiscal years 1999 and 2000 totaling $235,000 in cash. The acquisition of APS has been accounted for under the purchase method. Accordingly, the results of its operations are included in the consolidated financial statements from the date of acquisition.

LAW ENFORCEMENT DIVISION OF MACE SECURITY INTERNATIONAL

     On July 16, 1998 the Company acquired certain assets of the Law Enforcement Division of MACE Security International (hereinafter "MSI"). This acquisition includes the assets of the Federal Laboratories ("Fed Labs") division and an exclusive license to use the MACE (Registered Trademark) trademark for the manufacture and sale of MACE (Registered Trademark) brand aerosol defensive sprays to law enforcement markets worldwide. The purchase price was approximately $4.6 million in cash. The Company is holding an additional amount of $600,000 in escrow of which $480,000 is payable six months after closing (paid in

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

2. BUSINESS COMBINATIONS (CONTINUED)

January 1999) and $120,000 is payable twelve months after closing. The acquisition of Fed Labs has been accounted for under the purchase method. Accordingly, the results of its operations are included in the consolidated financial statements from the date of acquisition.

     The following unaudited consolidated results of operations of the Company are presented on a pro forma basis as if the acquisitions referenced above had been consummated on December 29, 1996, for the years ended December 27, 1997 and December 31, 1998:




                                                      1997            1998
                                                 -------------   -------------
                                                   (IN THOUSANDS, EXCEPT PER
                                                         SHARE AMOUNTS)
Revenues .....................................     $ 104,027       $ 106,992
Net income ...................................     $   7,059       $   8,241
Basic and diluted earnings per share .........     $    0.47       $    0.47
Weighted average shares ......................        15,090          17,618

3. INVENTORIES

     Inventories are summarized as follows for the years ended December 27, 1997 and December 31, 1998:




                               1997        1998
                            ---------   ---------
                               (IN THOUSANDS)
Raw materials ...........    $2,958      $5,245
Work-in-process .........       770       1,348
Finished goods ..........     2,003       2,510
                             ------      ------
                             $5,731      $9,103
                             ======      ======

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 27, 1997 and December 31, 1998 are summarized as follows:




                                           1997          1998
                                       -----------   -----------
                                            (IN THOUSANDS)
Land ...............................    $    716      $  1,316
Buildings and improvements .........       6,106         5,910
Machinery and equipment ............       5,386         9,267
Construction in progress ...........          --           458
                                        --------      --------
Total ..............................      12,208        16,996
Accumulated depreciation ...........      (2,167)       (4,172)
                                        --------      --------
                                        $ 10,041      $ 12,173
                                        ========      ========

     Depreciation expense for 1996, 1997 and 1998 was approximately $388,000, $994,000 and $1,409,000, respectively. In the statement of operations for fiscal 1998, depreciation expense in the income statement has been reduced by $131,000 for the amortization of the proceeds received under an economic development grant received from the Department of Housing and Urban Development.

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accounts payable, accrued expenses and other current liabilities are summarized as follows for the years ended December 27, 1997 and December 31, 1998:


                                                                  1997         1998
                                                               ---------   -----------
                                                                   (IN THOUSANDS)
Trade and other payables ...................................    $ 3,940     $  3,681
Accrued expenses ...........................................      4,287        2,980
Additional purchase price for acquisition earnouts .........         --        1,226
Deferred consideration for acquisitions ....................        300          835
Other current liabilities ..................................        216        2,572
                                                                -------     --------
                                                                $ 8,743     $ 11,294
                                                                =======     ========

6. INDEBTEDNESS


                                                                                  1997        1998
                                                                                 ------   -----------
                                                                                    (IN THOUSANDS)
Debt:
Note to former shareholder payable every four months in installments of
 $95 through April 2000 with an imputed rate of interest of 10% ..............    $ --     $    350
Bank overdraft facility, interest payable monthly, expiring April 1999 with
 an interest rate of 7.05% ...................................................      --        1,151
Bank note payable in quarterly installments of $19 including interest at 9%
 through March 2002 ..........................................................      --          241
Revolving working capital credit facility with NationsBank expiring
 March 1, 1999 with an interest rate of 7.5% .................................      --        3,890
                                                                                  ----     --------
                                                                                  $ --     $  5,632
Less current portion .........................................................      --       (5,378)
                                                                                  ----     --------
                                                                                  $ --     $    254
                                                                                  ====     ========


                                                                                  1997       1998
                                                                               ---------   -------
                                                                                 (IN THOUSANDS)
Capitalized lease obligations:
Equipment lease for 48 months, expiring July 2001, collateralized by
 Equipment with an amortized cost of approximately $73 at December 31,
 1998 ......................................................................    $   --      $  73
Equipment lease for 36 months expiring August 2000 collateralized by equipment with an amortized cost of approximately $92 at December 31,
 1998 ......................................................................        --         92
Equipment lease for 60 months expiring January 2002 collateralized by equipment with an amortized cost of approximately $9 at December 31,
 1998 ......................................................................        --         11
Equipment lease bearing interest at 10.88%, expiring November, 1999, collateralized by equipment with an amortized cost of approximately $
 10 at December 31, 1998 ...................................................        20         10
Equipment lease bearing interest at 12%, expiring June, 1998, collateralized by equipment with an amortized cost of approximately $0 at
 December 31, 1998 .........................................................       181         --
                                                                                ------      -----
                                                                                $  201      $ 186
Less current portion .......................................................      (190)       (96)
                                                                                ------      -----
                                                                                $   11      $  90
                                                                                ======      =====

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

6. INDEBTEDNESS (CONTINUED)

     The Company entered into a revolving working capital credit facility and Bankers Acceptance Facility (the "Credit Facility") on November 14, 1996 with NationsBank, N.A. (f/n/a Barnett Bank, N.A.), which provides for total borrowings up to $10,000,000 (the "Obligation"), with maximum availability based upon 50% of eligible inventories (with a cap of $1,000,000 for work in process inventory and $6,000,000 for inventory in total) and 85% of eligible accounts receivable. The Credit Agreement was amended as of March 26, 1997 to increase the revolving line of credit to $20,000,000. The Credit Facility has various covenants which, among other things, require the Company to maintain certain financial ratios, tangible net worth and working capital, as defined; and limit the Company's ability to pay dividends on its common stock, encumber and transfer assets, incur indebtedness or merge into another corporation. The Company had approximately $3.9 million outstanding under the Credit Agreement at December 31, 1998. The Credit Facility expires on March 1, 1999 (see Note
19).

     The Company's weighted average borrowing rate on its Credit Facility with NationsBank, N.A. was 8.08% for 1998. The Company had no borrowings under this Credit Facility in 1997. The Company's weighted average borrowing rate on its overdraft facility was 7.68% for 1997 and 7.74% for 1998 .

     Aggregate principal maturities on long-term debt and capital lease obligations at December 31, 1998 are as follows:




                                                                             UNDER
                                                            LONG-TERM     CAPITALIZED
YEAR ENDING                                                    DEBT          LEASE
--------------------------------------------------------   -----------   ------------
                                                                 (IN THOUSANDS)
          1999 .........................................       $337         $ 106
          2000 .........................................        161            91
          2001 .........................................         74            30
          2002 .........................................         19            --
          2003 .........................................         --            --
                                                               ----         -----
                                                               $591         $ 227
                                                               ====         =====
          Less amount representing interest on
            obligation under capitalized lease .........         --           (41)
                                                               ----         -----
                                                               $591         $ 186
                                                               ====         =====

7. PREFERENCE SHARES

     DSL has $7,480,000, (4,400,000 shares) of preference shares with a par value of pounds sterling (pounds sterling)0.01. Such shares carry an 8% dividend, are cumulative and redeemable and have a liquidation value of par. The preference shares have no voting rights. The Company paid cash of $7,508,000, including accrued interest of approximately $380,000, to purchase such shares on April 16, 1997.



8. NON-RECURRING ITEMS

     Approximately $2.5 million of fees and expenses associated with the DSL pooling transaction were expensed in fiscal 1997. These expenses include approximately $1.1 million in professional fees and approximately $1.4 million in costs to consolidate the financial and administrative functions at the Company's headquarters in Jacksonville. These costs had been substantially paid as of December 27, 1997.

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

9. INCOME TAXES


     Income tax expense (benefit) for the years ended December 28, 1996, December 27, 1997, and December 31, 1998 consisted of the following components:





                                                    1996         1997         1998
                                                 ---------   -----------   ----------
                                                            (IN THOUSANDS)
Current
 Domestic ....................................    $  480      $  1,329      $ 2,638
 Foreign .....................................       734         2,250        2,641
                                                  ------      --------      -------
   Total Current .............................    $1,214      $  3,579      $ 5,279
Deferred
 Domestic ....................................    $  112      $     68      $   107
 Foreign .....................................      (111)       (1,271)        (309)
                                                  ------      --------      -------
   Total Deferred ............................    $    1      $ (1,203)     $  (202)
                                                  ------      --------      -------
    Total Provision for Income Taxes .........    $1,215      $  2,376      $ 5,077
                                                  ======      ========      =======

     Significant components of the Company's net deferred tax asset as of December 27, 1997 and December 31, 1998 are as follows:




                                                       1997         1998
                                                   -----------   ---------
                                                       (IN THOUSANDS)
Deferred tax assets:
 Reserves not currently deductible .............    $    289      $  267
 Operating loss carryforwards ..................       2,676       2,890
 Other .........................................         154         154
                                                    --------      ------
                                                       3,119       3,311
Deferred tax asset valuation allowance .........      (1,800)       (150)
                                                    --------      ------
Net deferred tax asset .........................    $  1,319      $3,161
                                                    ========      ======

     In 1997, the Company maintained a valuation allowance of $1,800,000 against deferred tax assets in view of, among other things, the expiration dates and other limitations on usage of certain net operating loss carryforwards ("NOL"). At December 31, 1998, due to both internal growth of the Company and growth by acquisition, the Company reevaluated the need for a valuation allowance. As a result, the Company reduced the valuation allowance by $1,650,000 with a corresponding reduction of the reorganization value in excess of amounts allocable to identifiable assets since the deferred tax asset was initially established in 1993, under "fresh start" reporting on its reorganization. These deferred tax assets are included in other assets on the balance sheet for the years ended December 27, 1997 and December 31, 1998.

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)

     The following reconciles the income tax expense computed at the Federal statutory income tax rate to the provision for income taxes recorded in the income statement:




                                                                     1996         1997          1998
                                                                  ----------   ----------   ------------
Provision for income taxes at statutory Federal rate ..........      34.0%         34.0%        34.0%
State and local income taxes, net of Federal benefit ..........       3.0%          0.4%         1.8%
Foreign income taxes ..........................................      32.0%          0.1%         1.5%
Other non-deductible items ....................................      (5.0)%         7.4%        (0.1)%
                                                                     -----         ----        -----
                                                                     64.0%         41.9%        37.2%
                                                                     ====          ====        =====

     Effective with the change in control of the Company by Kanders Florida Holdings, Inc. on January 18, 1996, the utilization of the United States portion of the NOL became restricted to approximately $300,000 per year. As of December 31, 1998, the Company had net NOLs of approximately $8,100,000. The U.S. portion of the net NOLs expire in varying amounts in fiscal years 2006 to 2008.


10. OPERATING LEASES

     The Company leases its previous manufacturing facilities under a six year operating lease expiring in 1999, with an option to renew. The Company is also party to various other equipment and vehicle leases. DSL leases its London office under an operating lease expiring in 2002. Approximate total future minimum annual lease payments under all such arrangements are as follows:




YEAR
-----
(IN THOUSANDS)
  1999 ....................    $  827
  2000 ....................       689
  2001 ....................       597
  2002 ....................       310
  2003 ....................       201
  Thereafter ..............        70
                               ------
                               $2,694
                               ======

     The Company incurred rent expense of approximately $161,000, $454,000 (net of sublease income of $35,000), and $485,000 (net of sublease income of $141,000) during the years ended December 28, 1996, December 27, 1997 and December 31, 1998.


11. COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT CONTRACTS -- The Company is party to several employment contracts with its management. Such contracts are for varying periods and include restrictions on competition after termination. These agreements provide for salaries, bonuses and other benefits and also specify and delineate the granting of various stock options.

     LEGAL/LITIGATION MATTERS -- On November 2, 1994, the Company entered into a consent order voluntarily settling Federal Trade Commission ("FTC") charges that the Company engaged in false advertising. Under the consent order, the Company admitted no violations of law but agreed to establish a body armor replacement program under which persons who had purchased body armor between 1988 and 1990 would be identified and offered the chance to buy new replacement body armor at a reduced price. The consent order sets forth many detailed requirements governing the conduct of the replacement program, the retention of records and the avoidance of false or misleading advertising. Failure to comply with the requirements could make the Company liable for civil penalties. The Company continued to administer the body armor replacement program established under the FTC consent order.

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     ANGOLAN OPERATIONS -- On January 16, 1998, our Armor Group Services division ceased operations in the country of Angola. The cessation of operations in Angola was dictated by that government's decision to deport all of our expatriate management and supervisors. As a result of the cessation of operations in Angola, our Armor Group Services division is involved in various disputes with SHRM S.A., its minority joint venture partner relating to the Angolan business. SHRM has alleged that as a result of the cessation of operations, it has suffered damages of $5 million from lost business. The Company believes that the likelihood of loss is possible and the maximum exposure is approximately $500,000. In March 1999, we filed a claim of $16.1 million in the Commercial Court Nanterre in France against SHRM for actual and punitive damages from SHRM's violation of its obligations to us resulting from its agreement with us.

     SETTLEMENT -- During 1998 the Company settled a lawsuit with a previous seller. As a result of the settlement, the Company received shares of common stock that were previously issued to the seller and held in escrow pursuant to the purchase and escrow agreements. Accordingly, the Company recorded $1,788,000 of treasury stock based on the fair value of the Company's stock on the settlement date.

     OTHER -- In addition to the above, the Company, in the normal course of business, is subjected to claims and litigation in the areas of product and general liability. Management does not believe any of such claims will have a material impact on the Company's financial statements.


12. STOCKHOLDERS' EQUITY AND PREFERRED STOCK

     CONVERTIBLE PREFERRED STOCK -- In 1995 and 1996 the Company issued 1,700,000 shares of preferred stock. The Company elected to convert 242,851 and 1,214,292 shares, respectively, of preferred stock to common stock at $0.77 per share under conversion provisions calling for the issuance of common stock, the fair value of which represents 110% of the aggregate stated value of the preferred stock then subject to redemption.

     PREFERRED STOCK -- On July 16, 1996, the Company's shareholders authorized a series of preferred stock with such rights, privileges and preferences as the Board of Directors shall from time to time determine. The Company has not issued any of this preferred stock.

     ISSUANCE AND CONVERSION OF CONVERTIBLE DEBT -- On April 30, 1996, the Company completed a private placement of its 5% Convertible Subordinated Notes due April 30, 2001 (the "Notes") pursuant to which $11,500,000 aggregate principal amounts of Notes were sold by the Company.

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

12. STOCKHOLDERS' EQUITY AND PREFERRED STOCK (CONTINUED)

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

     During 1996, the Company implemented a new incentive stock plan and a new outside directors' stock plan. Pursuant to the new plans and subsequent amendments, 2,200,000 shares of common stock were reserved and made available for distribution.

     During 1998, the Company implemented a new non-qualified stock option plan. Pursuant to the new plan, 725,000 shares of common stock were reserved and made available for distribution.

     Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation costs is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

     If compensation cost for stock option grants had been determined based on the fair value on the grant dates for 1998, 1997 and 1996 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:



                                                          1996          1997          1998
                                                       ----------   -----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings .......................   As reported       $  689       $ 3,518       $ 8,596
                                       Pro forma         $  477       $ 2,653       $ 7,844
Diluted earnings per share .........   As reported       $ 0.08       $  0.21       $  0.50
                                       Pro forma         $ 0.05       $  0.18       $  0.45

     Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998: dividend yield of 0%, expected volatility of 33% in 1996 and 1997 and 31.9% for 1998, risk-free interest rates of 5.93%, 6.00% and 5.50% for 1996, 1997 and 1998 respectively, and expected lives of 3 years.

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

12. STOCKHOLDERS' EQUITY AND PREFERRED STOCK (CONTINUED)

     Outstanding options, consisting of ten-year incentive and non-qualified stock options, vest and become exercisable over a three year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable ten-year period.


     A summary of the status of stock option grants as of December 31, 1998 changes during the years ending on those dates is presented below:




                                                                                           WEIGHTED AVERAGE
                                                                             OPTIONS        EXERCISE PRICE
                                                                          -------------   -----------------
   Outstanding at December 31, 1995 ...................................     783,500            $  0.93
   Granted ............................................................   1,068,000               5.97
   Forfeited ..........................................................     (26,467)              0.97
                                                                          ----------
   Outstanding at December 28, 1996 ...................................   1,825,033               3.88
   Granted ............................................................     485,000              10.36
   Exercised ..........................................................    (217,332)              0.97
   Forfeited ..........................................................     (51,701)              4.37
                                                                          ----------
   Outstanding at December 27, 1997 ...................................   2,041,000               5.69
   Granted ............................................................     286,450              10.32
   Exercised ..........................................................    (148,582)              1.11
   Forfeited ..........................................................    (101,667)             10.12
                                                                          ----------
   Outstanding at December 31, 1998 ...................................   2,077,201               6.46
   Options exercisable at December 31, 1998 ...........................   1,262,751               7.54
   Weighted-average fair value of options granted during 1998 .........  $  347,685

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

12. STOCKHOLDERS' EQUITY AND PREFERRED STOCK (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 1998:




EXERCISE              OPTIONS         OPTIONS       REMAINING
PRICE               OUTSTANDING     EXERCISABLE       LIFE
----------------   -------------   -------------   ----------
$0.79 ..........        99,418          99,418     5.50
 0.97 ..........       175,666         175,666     5.70
 1.00 ..........        24,000          24,000     7.06
 1.05 ..........       206,000         206,000     6.50
 3.75 ..........       150,000         100,000     7.05
 6.06 ..........       150,000              --     7.60
 6.75 ..........        20,000          13,333     7.82
 7.19 ..........        74,000          49,333     7.75
 7.25 ..........        60,000          40,000     7.69
 7.38 ..........        15,000          10,000     7.71
 7.50 ..........       375,000         250,000     7.35
 7.81 ..........        10,000           3,333     8.07
 7.88 ..........         5,000           3,333     8.01
 8.00 ..........        75,000          50,000     7.95
 8.50 ..........        10,000           3,334     8.22
 9.00 ..........        10,000           3,334     8.28
 9.25 ..........       132,000              --     9.60
 9.88 ..........        16,667           6,667     9.36
 9.94 ..........         3,000              --     9.65
10.44 ..........       175,000         125,000     8.68
10.63 ..........        25,000              --     9.92
11.00 ..........       100,000         100,000     8.68
11.19 ..........        74,000                     9.93
11.88 ..........        20,000              --     9.42
12.00 ..........        50,000              --     8.68
12.25 ..........        22,450              --     9.58
                       -------         -------     ----
 Total .........     2,077,201       1,262,751
                     =========       =========

     Remaining non-exercisable options as of December 31, 1998 become exercisable as follows:



  1999 ...................   588,483
  2000 ...................   130,485
  2001 ...................    95,482

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

12. STOCKHOLDERS' EQUITY AND PREFERRED STOCK (CONTINUED)

     EARNINGS PER SHARE -- The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income and net income available to common stockholders:




                                                            1996          1997          1998
                                                         ----------   -----------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per share:
 Net income available to common shareholders .........    $   689      $  3,158      $  8,596
Denominator:
 Denominator for basic earnings per share weighted
   average shares ....................................      7,966        13,638        16,165
 Effect of dilutive securities:
 Effect of shares issuable under stock option and
   stock grant plans, based on the treasury stock
   method ............................................        819         1,074         1,189
 Effect of shares issuable under conversion of
   preferred stock ...................................         91            --            --
                                                          -------      --------      --------
 Dilutive potential common shares ....................        910         1,074         1,189
                                                          -------      --------      --------
 Denominator for diluted earnings per share --
   adjusted weighted-average shares ..................      8,876        14,712        17,354
                                                          -------      --------      --------
Basic earnings per share .............................    $  0.09      $   0.23      $   0.53
                                                          =======      ========      ========
Diluted earnings per share ...........................    $  0.08      $   0.21      $   0.50
                                                          =======      ========      ========

13. SUPPLEMENTAL CASH FLOW INFORMATION:




                                                                1996          1997          1998
                                                            -----------   -----------   -----------
                                                                        (IN THOUSANDS)
Cash paid (received) during the year for:
 Interest ...............................................    $    521      $    673     $    273
                                                             ========      ========     =========
 Income taxes ..........................................     $    (15)     $  1,506     $  4,724
                                                             ========      ========     =========
Noncash investing and financing activities:
 Issuance of stock under stock plan .....................    $    118      $    201     $    172
 Conversion of preferred stock to common stock ..........       1,214            --           --
 Conversion of convertible debt to common stock .........      10,633            --           --
Acquisitions (businesses, patents and trademarks):
 Fair value of assets acquired ..........................      25,573         5,294       10,578
 Goodwill ...............................................          --         4,731       11,732
 Liabilites assumed . ...................................      (6,535)       (5,218)     (10,072)
 Stock issued ...........................................      (6,460)       (1,200)      (3,746)
                                                             --------      --------     ---------
 Total cash paid ........................................    $ 12,578      $  3,607     $  8,492
                                                             ========      ========     =========

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

14. INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES


     At December 27, 1997 and December 31, 1998, the Company had a 20% investment in Jardine Securicor Gurkha Services Limited for which the equity method of accounting for investments is used. The following summarizes significant financial information of these unconsolidated subsidiaries as of and for the twelve months ended December 27, 1997 and December 31, 1998.




                                    1997            1998
                               -------------   -------------
Total assets ...............    $3,303,000     $ 4,098,000
Retained earnings ..........    $  903,000     $ 1,212,000
Total revenues .............    $4,950,000     $24,731,000
Net income .................    $  482,000     $ 3,157,000

     Total revenues and net income disclosed in the 1997 column represents the Company's 20% share of total revenue and net income of the unconsolidated subsidiary, whereas the 1998 amounts reflect total revenues and net income.

15. INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES


     The Company is a leading global provider of security risk management services and products to multi-national corporations, governmental agencies and law enforcement personnel through two operating divisions -- Armor Group Services and Armor Holdings Products. The Armor Group Services division provides sophisticated security planning and risk management, electronic security systems integration, consulting and training services, as well as intellectual property asset protection, business intelligence and investigative services. The Armor Holdings Products division manufactures and sells a broad range of high quality branded law enforcement equipment.


     The Company has invested substantial resources outside of the United States and plans to continue to do so in the future. Substantially all of the operations of the services segment is conducted in emerging markets in Africa, Asia and South America. These operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector. Government actions in the future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on the Company and its operating companies. The Company does not have political risk insurance in the countries in which it currently conducts business. Moreover, applicable agreements relating to the Company's interests in it operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for the Company to enforce its rights. Accordingly, the Company may have little or no recourse upon the occurrence of any of these developments.

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

15. INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES (CONTINUED)

     Revenues and income from continuing operations for the years ended December 28, 1996, December 27, 1997 and December 31, 1998, were as follows:




                                               1996         1997         1998
                                            ----------   ----------   ----------
                                                       (IN THOUSANDS)
Revenues:
 Services ...............................    $12,956      $48,445      $51,563
 Products ...............................     18,011       29,869       45,644
                                             -------      -------      -------
   Total revenues .......................    $30,967      $78,314      $97,207
                                             =======      =======      =======
Income from operations:
 Services ...............................    $   658      $ 4,581      $ 6,140
 Products ...............................      1,680        3,651        8,223
                                             -------      -------      -------
   Total income from operations .........    $ 2,338      $ 8,232      $14,363
                                             =======      =======      =======
Total assets:
 Services ...............................    $20,799      $29,363      $41,531
 Products ...............................     21,669       29,418       45,470
 Corporate ..............................      7,062       16,706        7,352
                                             -------      -------      -------
   Total assets .........................    $49,530      $75,487      $94,353
                                             =======      =======      =======

     The following unaudited financial information with respect to sales to principal geographic areas for the years ended December 28, 1996, December 27, 1997 and December 31, 1998 is as follows:




                                      1996         1997          1998
                                   ----------   ----------   -----------
                                              (IN THOUSANDS)
Sales to unaffiliated customers:
 North America .................    $15,838      $23,574      $ 36,596
 South America .................      4,197       12,082        16,484
 Africa ........................      8,587       25,499        18,932
 Europe/Asia ...................      2,345       16,079        24,668
 Other .........................         --        1,080           527
                                    -------      -------      --------
   Total revenues ..............    $30,967      $78,314      $ 97,207
                                    -------      -------      --------
Operating profit:
 North America .................    $ 1,223      $ 2,212      $  7,358
 South America .................         67          738         2,747
 Africa ........................        605        2,823         4,683
 Europe/Asia ...................        (74)       1,206         1,105
 Other .........................         --          101           137
Total assets:
 North America .................    $28,731      $40,964        47,881
 South America .................      1,560        2,847         4,477
 Africa ........................      6,068        7,944         4,892
 Europe/Asia ...................     13,171       23,732        37,103

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

16. QUARTERLY RESULTS

     The following table presents summarized unaudited quarterly results of operations for the Company for fiscal 1997 and 1998. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.


                                                             FISCAL 1997
                                       --------------------------------------------------------
                                           FIRST         SECOND         THIRD         FOURTH
                                          QUARTER       QUARTER        QUARTER        QUARTER
                                       ------------   -----------   ------------   ------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue ............................     $ 14,750       $18,063       $ 22,124       $ 23,377
Gross profit .......................     $  4,297       $ 4,834       $  5,796       $  5,949
Net income .........................     $    540       $  (696)      $  1,618       $  1,696
Basic earnings per share ...........     $   0.05       $ (0.05)      $   0.11       $   0.11
Diluted earnings per share .........     $   0.04       $ (0.05)      $   0.10       $   0.10


                                                              FISCAL 1998
                                       ---------------------------------------------------------
                                           FIRST         SECOND          THIRD         FOURTH
                                          QUARTER        QUARTER        QUARTER        QUARTER
                                       ------------   ------------   ------------   ------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue ............................     $ 19,635       $ 22,833       $ 26,444       $ 28,295
Gross profit .......................     $  6,034       $  7,007       $  8,604       $  9,111
Net income .........................     $  1,774       $  1,835       $  2,326       $  2,661
Basic earnings per share ...........     $   0.11       $   0.11       $   0.14       $   0.16
Diluted earnings per share .........     $   0.10       $   0.11       $   0.14       $   0.15

17. EMPLOYEE BENEFIT PLANS

     In October 1997, the Company formed a 401(k) plan, (the "Plan") which provides for voluntary contributions by employees and allows for a discretionary contribution by the Company in the form of cash or stock. The Company did not make a discretionary contribution to the Plan in 1997 or 1998.


18. RELATED PARTY TRANSACTIONS

     The Company entered into the following transactions with related parties:

     (a) Purchases and Sales -- The Company subcontracts for certain security guard services with Alpha, Inc., wholly owned by a shareholder of the Company. In fiscal 1997 and 1998, security guard service fees of approximately $3,286,000 and $5,204,000 respectively, were paid to Alpha. At December 27, 1997 and December 31, 1998 the Company had outstanding payables to Alpha of approximately $377,000 and $341,000 respectively. These liabilities are included in accounts payable. At December 31, 1998, Alpha owed the Company approximately $291,000, which is included in accounts receivable.

     (b) Advances to Stockholders -- At December 31, 1998, the Company had an outstanding advance to a stockholder of the Company with a balance of approximately $1.7 million. This advance arose pursuant to the purchase agreement for CDR whereby the Company advanced the stockholder funds against the future sale of the underlying shares. This advance was non-interest bearing and was collateralized by the assignment of the shares underlying the agreement. This advance is shown on the balance sheet in prepaid expenses and other current assets. The stock was subsequently sold in January 1999 with all proceeds received by the Company.

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

18. RELATED PARTY TRANSACTIONS (CONTINUED)

     (c) On January 1, 1999 the Company entered into an agreement with Kanders & Company, Inc. to provide investment banking and financial advisory services to the Company. The specific details of such services and compensation to be paid to Kanders & Co. will be determined by the parties on a case by case basis. Warren B. Kanders, Chairman of the Board of the Company, is the sole stockholder of Kanders & Company, Inc.




     (d) In March 1999, the Company loaned to Stephen E. Croskey, President of the Company's Armor Holdings Products division, $111,000 in connection with his relocation to Jacksonville, Florida. After an initial 90-day grace period, the loan will bear interest at the prime rate as announced from time to time by NationsBank, N.A.


19. SUBSEQUENT EVENTS


     On February 12, 1999, the Company entered into a credit agreement with CIBC, Inc., NationsBank, N.A., First Union National Bank and SunTrust Bank, North Florida, N.A. as lenders, NationsBank, N.A., as documentation agent and Canadian Imperial Bank of Commerce, as administrative agent. According to the terms of the credit facility, several lenders established a five-year $60,000,000 line of credit for the Company. Indebtedness under the credit agreement is evidenced by (1) Five Year Revolving Credit Notes of up to $40,000,000 and (2) 364-Day Revolving Credit Notes of up to $20,000,000, convertible at the end of 364 days into four-year term notes. All borrowings under the credit facility will bear interest at either (1) the base rate, plus an applicable margin ranging from .125% to .375% depending on certain conditions, or (2) the eurodollar rate, plus an applicable margin ranging from 1.375% to 1.625% depending on certain conditions. In addition, the credit agreement provides that NationsBank, N.A. shall make swing-line loans of up to $5,000,000 to be used for working capital purposes. CIBC, Inc. and NationsBank, N.A. will also issue letters of credit of up to $5,000,000 to the Company.


     As part of the credit facility, all of the Company's direct and indirect domestic subsidiaries agreed to guarantee the Company's obligations under the credit facility pursuant to a guarantee by certain subsidiaries. The credit facility is secured by (1) a pledge of all of the issued and outstanding shares of stock of certain domestic subsidiaries of the Company pursuant to a pledge agreement and (2) a pledge of 65% of the issued and outstanding shares of the Company's foreign subsidiary, Armor Holdings Limited, organized under the laws of England and Wales.


     On February 24, 1999, the Company announced that it signed a letter of intent to acquire all of the outstanding stock of Safariland Ltd., Inc., a leading U.S. manufacturer of law enforcement equipment based in Ontario, California. The purchase price of approximately $41 million, subject to certain adjustments, will consist of $37 million in cash and the balance in the Company's stock, plus the assumption of $5.2 million of indebtedness.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ARMOR HOLDINGS, INC.

                                       /s/ Jonathan M. Spiller
                                       -----------------------------------------
                                       Jonathan M. Spiller
                                       President, Chief Executive Officer
                                       and Director
                                       Dated: March 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Jonathan M. Spiller                /s/ Warren B. Kanders
----------------------------------     ----------------------------------
Jonathan M. Spiller                    Warren B. Kanders
President and Chief Executive          Chairman of the Board of Directors
Officer and Director                   March 25, 1999
Principal Executive Officer
March 25, 1999

/s/ Nicholas Winiewicz                 /s/ Nicholas Sokolow
----------------------------------     ----------------------------------
Nicholas Winiewicz                     Nicholas Sokolow
Chief Financial Officer                Director
and Principal Accounting Officer       March 22, 1999
March 25, 1999

/s/ Burtt R. Ehrlich                   /s/ Thomas W. Strauss
----------------------------------     ----------------------------------
Burtt R. Ehrlich                       Thomas W. Strauss
Director                               Director
March 25, 1999                         March 22, 1999

/s/ Richard C. Bartlett                /s/ Alair A. Townsend
----------------------------------     ----------------------------------
Richard C. Bartlett                    Alair A. Townsend
Director                               Director
March 22, 1999                         March 25, 1999

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

EXHIBIT
   NO.   DESCRIPTION

3.3.2    Amendment to Bylaws of the Company.

10.5 Amended and Restated Employment Agreement between Jonathan M. Spiller and the Company, dated as of January 1, 1999.

10.6 Amended and Restated Employment Agreement between Robert R. Schiller and the Company, dated as of January 1, 1999.

10.7 Employment Agreement between Stephen E. Croskrey and the Company, dated as of February 8, 1999.

10.8 Employment Agreement between Nicholas B. Winiewicz and the Company, dated as of February 16, 1999.

10.9 Employment Agreement between Warren B. Kanders and the Company, dated as of January 1, 1999.

10.12 Agreement, dated as of April 21, 1998, amending Option, dated May 15, 1996, granted to Richmont Capital Partners I, L.P. for 300,000 shares of Common Stock.

10.19    Armor Holdings, Inc. 1998 Stock Option Plan.

10.21 Agreement, dated as of March 8, 1999, between the Company and Kanders & Company, Inc.

21.1     Subsidiaries of the Company.

23.1     Consent of PricewaterhouseCoopers LLP.

23.2     Consent of Deloitte & Touche.

23.3     Consent of Deloitte & Touche LLP.

23.4     Consent of KPMG.

27.1     Financial Data Schedule.