Form 10-Q
period 1999-03-31
ARMOR HOLDINGS INC
filed 1999-05-17
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                ----------------
                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1999, or

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO             .
                                               ------------    ------------
COMMISSION FILE NUMBER 0-18863

                              ARMOR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                         59-3392443
 (State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                             Identification No.)

 13386 INTERNATIONAL PARKWAY
       JACKSONVILLE, FLORIDA                                        32218
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

The number of shares outstanding of the registrant's Common Stock as of May 14, 1999 is 22,938,776.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

THREE MONTH PERIODS ENDED MARCH 31, 1999 AND MARCH 31, 1998

The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. (the "Company") and its direct and indirect wholly owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all significant intercompany items and transactions) for which management considers necessary for a fair presentation of operating results as of March 31, 1999 and for the three month periods ended March 31, 1999 and March 31, 1998.

These condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                            MARCH 31,  DECEMBER 31,
                                                              1999        1998
                                                             -------     -------
                                                           (UNAUDITED)      *
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                $ 4,089     $ 6,789
    Accounts receivable (net of allowance for
      doubtful accounts of $1,327 and $1,380)                 21,918      21,363
    Inventories                                                9,259       9,103
    Prepaid expenses and other current assets                  8,034       5,910
                                                             -------     -------

        Total current assets                                  43,300      43,165

PROPERTY, PLANT AND EQUIPMENT (net
  of accumulated depreciation of $4,604
  and $4,172)                                                 12,729      12,173

GOODWILL (net of accumulated amortization
  of $1,827 and $1,577)                                       25,504      25,820

REORGANIZATION VALUE IN EXCESS
  OF AMOUNTS ALLOCABLE TO
  IDENTIFIABLE ASSETS (net of accumulated
  Amortization of $2,526  and $2,513)                          1,549       1,562

PATENTS, LICENSES AND TRADEMARKS
 (net of accumulated amortization of $823
 and $728)                                                     7,086       7,180

OTHER ASSETS                                                   4,914       4,453
                                                             -------     -------

TOTAL ASSETS                                                 $95,082     $94,353
                                                             =======     =======


                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
 (IN THOUSANDS)


                                                          MARCH 31,  DECEMBER 31,
                                                            1999        1998
                                                         ----------   ----------
                                                         (UNAUDITED)       *
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt and capitalized
      lease obligations                                         336         433
    Short-term debt                                           3,487       5,041
    Accounts payable, accrued expenses and other
       current liabilities                                   12,852      13,325
                                                           --------    --------

        Total current liabilities                            16,675      18,799

MINORITY INTEREST                                               116         108
LONG-TERM DEBT AND CAPITALIZED LEASE
  OBLIGATIONS, less current portion                             168         344
                                                           --------    --------

   Total liabilities                                         16,959      19,251

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
    authorized; 0 shares issued and outstanding                --          --
   Common stock, $.01 par value; 50,000,000 shares
     authorized; 16,677,085 and 16,497,808 issued and
     16,406,357 and 16,227,080 outstanding                      167         165
    Additional paid-in capital                               65,851      65,408
    Cumulative comprehensive income excluded from net
       income, net of tax                                      (737)       (574)
    Retained earnings                                        16,158      13,419
    Treasury stock                                           (3,316)     (3,316)
                                                           --------    --------
       Total stockholders' equity                            78,123      75,102
                                                           --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY
                                                           $ 95,082    $ 94,353
                                                           ========    ========



                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

 ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED
                                                      --------------------------
                                                       MARCH 31,       MARCH 31,
                                                         1999            1998
                                                       --------        --------
REVENUES:

  Services                                             $ 12,815        $ 11,800
  Products                                               14,025           7,835
                                                       --------        --------
Total Revenues                                         $ 26,840        $ 19,635
                                                       --------        --------

COSTS AND EXPENSES:
  Cost of sales                                          16,290          13,601
  Operating expenses                                      6,493           3,454
  Amortization                                              379             228
  Equity in earnings of  investees                         (140)           (155)
  Interest income, net                                      (44)           (242)
                                                       --------        --------

OPERATING INCOME                                          3,862           2,749

Other income                                                513            --
                                                       --------        --------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                            4,375           2,749

PROVISION FOR INCOME TAXES                                1,635             975
                                                       ========        ========
NET INCOME APPLICABLE TO
  COMMON SHAREHOLDERS                                  $  2,740        $  1,774
                                                       ========        ========

BASIC EARNINGS PER SHARE                               $   0.17        $   0.11
                                                       ========        ========
DILUTED EARNINGS PER SHARE                             $   0.16        $   0.10
                                                       ========        ========

WEIGHTED AVERAGE SHARES -
  BASIC                                                  16,284          16,037
                                                       ========        ========

WEIGHTED AVERAGE SHARES -
  DILUTED                                                17,476          17,154
                                                       ========        ========



            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                                   THREE MONTHS ENDED
                                                                              -----------------------------
                                                                               MARCH 31,          MARCH 31,
                                                                                 1999               1998
                                                                             ----------         ----------
OPERATING ACTIVITIES:
  Net income                                                                     2,740              1,774
  Adjustments to reconcile net income to cash (used in)
    provided by operating activities:
  Depreciation and amortization                                                    791                435
  Earnings from investees                                                         (140)              (155)
  Increase in accounts  receivable                                                (555)              (649)
  Increase in inventories                                                         (156)              (101)
  (Increase) in prepaid expenses and other assets                               (2,825)              (882)
  (Decrease) in accounts payable, accrued liabilities
    and other current liabilities                                                 (473)              (419)
  Increase (decrease) in minority interest                                           8               (130)
                                                                             ----------         ----------
  Net cash (used in) provided by operating activities                             (610)              (127)
                                                                             ----------         ----------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                              (695)            (1,073)
  Purchase of businesses, net of assets acquired                                     -               (975)
  Dividends received from associated companies                                      86                 77
                                                                             ----------         ----------

  Net cash used in investing activities                                           (609)            (1,971)
                                                                             ----------         ----------
FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options                                      444                  -
  Net repayments under line of credit                                           (1,554)                 -
  Net repayments of long-term debt                                                (272)               (12)
                                                                             ----------         ----------
  Net cash (used in) provided by  financing activities                          (1,382)               (12)
                                                                             ----------         ----------
  Net effect of translation of foreign currencies                                  (99)               101
                                                                             ----------         ----------
  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (2,700)            (2,009)
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 6,789             19,300
                                                                             ----------         ----------

  CASH AND CASH EQUIVALENTS, END OF PERIOD                                       4,089           $ 17,291
                                                                             ==========         ==========


            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Armor Holdings, Inc. (the "Company") and its direct and indirect wholly owned subsidiaries. The financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of normal recurring accruals and the elimination of all significant intercompany items and transactions) which management considers necessary for a fair representation of operating results, have been included in the statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         These condensed consolidated financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


2. ADOPTION OF NEW ACCOUNTING STANDARDS

         SFAS No. 130

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income."

         Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and the Company has adopted the standard for its fiscal year beginning December 28, 1997. During the three months ended March 31, 1999 and March 31, 1998, total comprehensive income amounted to approximately $2,637,000 and $1,839,000 respectively, and includes unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity.

3. SIGNIFICANT DEVELOPMENTS

         On February 12, 1999, the Company entered into a new credit agreement with CIBC, Inc., NationsBank, N.A., First Union National Bank and Sun Trust Bank, North Florida, N.A. as lenders, NationsBank, N.A., as documentation agent and Canadian Imperial Bank of Commerce, as administrative agent. This credit agreement replaces a $20 million revolving credit facility with NationsBank. According to the terms of this new credit facility, several lenders established a five-year $60,000,000 line of credit for the Company's benefit. The indebtedness under the credit agreement is evidenced by (1) Five Year Revolving Credit Notes of up to $40,000,000 and

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


3. SIGNIFICANT DEVELOPMENTS (CONTINUED)

(2) 364-Day Revolving Credit Notes of up to $20,000,000, convertible at our option at the end of 364 days into four-year term notes. All borrowings under the credit facility will bear interest at either (1) the base rate, plus an applicable margin ranging from .125% to .375% depending on certain conditions, or (2) the eurodollar rate, plus an applicable margin ranging from 1.375% to 1.625% depending on certain conditions. In addition, the credit agreement provides that NationsBank, N.A. shall make swing-line loans of up to $5,000,000 available to us be used for working capital purposes. CIBC, Inc. and NationsBank, N.A. will also issue letters of credit of up to $5,000,000 to the Company.

         As part of the credit facility, all of the Company's direct and indirect domestic subsidiaries agreed to guarantee the Company's obligations under the credit facility pursuant to a Subsidiaries Guarantee. The credit facility is secured by (1) a pledge by the Company of all of the issued and outstanding shares of stock of the Direct Domestic Subsidiaries pursuant to a Borrower Pledge Agreement and (2) a pledge by the Company of 65% of the issued and outstanding shares of our foreign subsidiary, Armor Holdings Limited, organized under the laws of England and Wales.


4. SUBSEQUENT EVENTS

         On April 12, 1999, the Company acquired all of the outstanding stock of Safari Land Ltd., Inc., a leading U.S. manufacturer of law enforcement and military equipment based in Ontario, California, for an aggregate purchase price of $39.9 million, subject to certain adjustments. The purchase price consisted of approximately $35.6 million in cash and $4 million (300,752 shares) of the Company's common stock. As part of the transaction, the Company repaid approximately $5.1 million of Safariland's indebtedness. The transaction was financed with borrowings of approximately $39.2 million. The transaction will be accounted for as a purchase.

         On May 4, 1999, the Company acquired all of the outstanding capital stock of The Parvus Company, a Washington, D.C. based consulting firm specializing in international investigations, corporate intelligence and security services. The purchase price was approximately $1.3 million, subject to adjustments, consisting of 64,876 shares of common stock, the repayment of approximately $297,389 of Parvus' indebtedness and approximately $150,000 in cash. Up to an aggregate of 54,449 additional shares may be issued to the seller in the event certain revenue targets of Parvus are achieved.

         On April 15, 1999, the Company announced it had signed Letters of Intent to acquire two affiliated systems integrators, Alarm Systems Holding Company of Lyndhurst, New Jersey ("ASH") and Fire Alarm Service Corporation of Tampa, Florida ("FAS"). Both transactions will be accounted for as Pooling of Interests and each conditioned upon customary closing conditions, including, among other things, due diligence satisfactory to Armor Holdings, Inc.

         Each of ASH and FAS design, integrate and service commercial and industrial security systems, including access control systems, burglar and fire alarm systems, closed circuit television and other engineered low voltage systems in the Metropolitan New York City area, New Jersey, Orlando, Florida, Tampa, Florida and Charleston, South Carolina. Collectively, ASH and FAS employ 36 technicians, and 135 employees in total. For the 12 months ended December 31, 1998,

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)



ASH and FAS had combined revenues of $12.0 million. The shareholders will receive approximately $14.2 million of Armor Holdings common stock.


         On May 7, 1999, the Company completed a public offering of 6,125,000 shares of common stock at a price of $11.00 per share. The net proceeds to the Company from the offering were approximately $62 million, after all fees and expenses, and will be used to pay down indebtedness on the Company's credit facilities, working capital and potentially to finance future acquisitions.


5. INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

         The Company is a leading global provider of security risk management services and security products. Through its ArmorGroup Services division, the Company provides a broad range of sophisticated security risk management services to multi-national corporations and to governmental and non-governmental agencies including: (1) security planning, advisory and management, (2) intellectual property asset protection, (3) business due diligence and investigations, and (4) electronic security systems integration. Through its Armor Holdings Products division, the Company manufactures and sells a broad range of high quality branded law enforcement equipment including ballistic resistant vests and tactical armor, police duty gear, less-than-lethal munitions, anti-riot products and narcotics identification kits.

         The Company has invested substantial resources outside of the United States and plans to continue to do so in the future. Substantially all of the operations of the Company's services segment are conducted in emerging markets in Africa, Asia, CIS and South America. These operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


5. INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES (CONTINUED)

         Revenues, income from operations and total assets for each of the Company's segments for the three months ended March 31, 1999 and March 31, 1998 were as follows:

                                            MARCH 31, 1999     MARCH 31, 1998
                                            --------------     --------------
                                                     (IN THOUSANDS)
  Revenues:
    Services                                     $12,815           $11,800
    Products                                      14,025             7,835
                                                 -------           -------
      Total revenues                             $26,840           $19,635
                                                 =======           =======

  Income from operations:
    Services                                     $ 1,360           $ 1,854
    Products                                       2,838             1,307
                                                 -------           -------
      Total income from operations               $ 4,198           $ 3,161
                                                 =======           =======

  Total assets:
    Services                                     $27,415           $31,979
    Products                                      43,927            21,575
    Corporate                                     23,740            24,028
                                                 -------           -------
       Total assets                              $95,082           $77,582
                                                 =======           =======

         The following unaudited information with respect to sales to principal geographic areas for the three months ended March 31, 1999 and March 31, 1998 is as follows:

                                            MARCH 31, 1999     MARCH 31, 1998
                                            --------------     --------------
                                                     (IN THOUSANDS)
          Sales to unaffiliated customers:
             North America                       $12,325           $ 6,278
             South America                         3,685             4,020
             Africa                                5,683             4,560
             Europe/Asia                           5,147             4,777
                                                 -------           -------
                Total revenues                   $26,840           $19,635
                                                 =======           =======
          Operating profit:
             North America                       $ 4,275           $   723
             South America                           760               630
             Africa                                  919               717
             Europe/Asia                             729               677
                                                 -------           -------
                Total operating profit           $ 6,683           $ 2,747
                                                 =======           =======
          Total assets:
             North America                       $54,280           $40,171
             South America                         5,458             4,554
             Africa                                2,712             7,098
             Europe/Asia                          32,633            25,759
                                                 -------           -------
                 Total assets                    $95,082           $77,582
                                                 =======           =======

6. EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income:

                                                                     THREE MONTHS ENDED
                                                        ---------------------------------------
                                                         MARCH 31, 1999         MARCH 31, 1998
                                                        ----------------      -----------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator for basic and diluted earnings per share:

Net income                                                   $ 2,740               $ 1,774
                                                             -------               -------

Denominator for basic earnings per
  share weighted average shares:                              16,284                16,037

Effect of dilutive securities:                                     -                     -
                                                             -------               -------

Effect of shares issuable under stock
  option and stock grant plans, based
  on the treasury stock method                                 1,192                 1,117
                                                             -------               -------

Dilutive potential common shares

Denominator for diluted earnings per
  share- adjusted weighted average
  shares                                                      17,476                17,154
                                                             -------               -------

Basic earnings per share                                     $  0.17               $  0.11
                                                             =======               =======

Diluted earnings per share                                   $  0.16               $  0.10
                                                             =======               =======

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the our results of operations and analysis of financial condition for the three months ended March 31, 1999. The results of operations for the business combinations accounted for as purchase transactions are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Annual Report on Form 10-K for the year ended
December 31, 1998, as filed with the Securities and Exchange Commission.

         Revenue Recognition. We record product revenues at gross amounts to be received including amounts to be paid to agents as commissions, at the time the product is shipped to the distributor. Although product returns are permitted in certain circumstances within 30 days from the date of purchase, these returns are minimal and usually consist of minor modifications to the ordered product. We record services revenue as the service is provided on a contract by contract basis.

         Foreign Currency Translation. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange as of the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment, which represents the effect of translating assets and liabilities of the Company's foreign operations, was a loss of approximately $737,000 as of March 31, 1999 and $574,000 as of December 31, 1998.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)



RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Service revenues. Service revenues increased by $1.0 million, or 8.6%, to $12.8 million in the three months ended March 31, 1999 compared to $11.8 million in the three months ended March 31, 1998. This increase was primarily due to the integration of Asmara, CDR and APS acquired on April 14, 1998, June 11, 1998 and July 15, 1998 respectively. These acquisitions were accounted for as purchases and the results of their operations are recorded only for the period the Company owned them.

         Products revenues. Product revenues increased by $ 6.2 million, or 79%, to $14.0 million in the three months ended March 31, 1999 compared to $7.8 million in the three months ended March 31, 1998. This increase was primarily due to internal growth and the increase resulting from the integration of the acquisitions of Pro-Tech and Fed Labs completed in 1998. These acquisitions were accounted for as purchases and the results of their operations are recorded only for the period the Company owned them.

         Cost of sales. Cost of sales increased by $2.7 million, or 19.8%, to $16.3 million in the three months ended March 31, 1999 compared to $13.6 million in the three months ended March 31, 1998. This increase was primarily due to increased revenues for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 as well as a reclassification to operating expenses in 1999 of certain costs related to the field operations of the ArmorGroup Services division. As a percentage of total revenues, cost of sales decreased to 60.7% of total revenues for the three months ended March 31, 1999 from 69.3% for the three months ended March 31, 1998 reflecting a greater proportion of total revenues generated by our Armor Holdings Products division in the period ended March 31, 1999, which has higher gross margins than our ArmorGroup Services division.

         Operating expenses. Operating expenses increased by $3.0 million, or 88.0%, to $6.5 million (24.2% of total revenues) in the three months ended March 31, 1999 compared to $3.3 million (17.6% of total revenues) in the three months ended March 31, 1998. This increase was primarily due to higher selling expenses associated with the greater proportion of total revenues generated by our Armor Holdings Products division in the period ended March 31, 1999 compared to March 31, 1998 as well as the reclassification in 1999 of certain operating expenses related to the field operations of ArmorGroup Services division.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


         Amortization. Amortization expense increased by $151,000, or 66.2%, to $379,000 in the three months ended March 31, 1999 compared to $228,000 in the three months ended March 31, 1998. This increase was primarily due to additional amortization of intangible assets acquired during the last three quarters of 1998 which would not have been reflected in the quarter ended March 31, 1998.

         Equity in earnings of investees. Equity in earnings of investees decreased by $15,000 or 9.7%, to $140,000 in the three months ended March 31, 1999 compared to $155,000 in the three months ended March 31, 1998. The equity in earnings relates to the Company's 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS").

         Interest income, net. Interest income decreased $198,000, or 81.1%, to interest income of $44,000 for the three months ended March 31, 1999 from interest income of $242,000 for the three months ended March 31, 1998.

         Income before provision for income taxes. Income before provision for income taxes increased $1.6 million, or 59.1%, to $4.4 million in the three months ended March 31, 1999 from $2.8 million in the first quarter of 1998. The increase is primarily due to the internal growth of the business of the Company as well as the successful integration of the Company's acquisitions consummated during 1998.

         Provision for income taxes. Provision for income taxes totaled $1.6 million in the three months ended March 31, 1999, as compared to $975,000 in the three months ended March 31, 1998. The provision was based on the Company's U.S. federal and state statutory income tax rates of approximately 39% for its U.S.-based companies and a 37% blended effective tax rate for foreign operations of the Company. The effective tax rate for the Company's foreign operations is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates.

         Net income. Net income increased $966,000, or 54.4 %, to $2.7 million in the three months ended March 31, 1999 compared to $1.8 million for the three months ended March 31, 1998. The increase is primarily due to a combination of acquisitions made during the period being successfully integrated, coupled with internal growth.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

         The Company anticipates that cash generated from operations, borrowings under the Company's credit facility and the net proceeds of its recently completed public offering will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months. The Company, however, may require additional financing to pursue its strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company or on a basis that is not dilutive to stockholders.

         The Company's spending for its fiscal 1999 capital expenditures will be approximately $2.4 million, of which the Company has already spent approximately $426,577.

         As of March 31, 1999 and December 31, 1998, the Company had working capital of $26.8 million and $24.4 million, respectively.


YEAR 2000 COMPUTER READINESS

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)



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

         As part of the Y2K Initiative, the Company is developing Business Continuity Plans for those areas that are critical to the Company's business. These Business Continuity Plans will be designed to mitigate serious disruptions to the Company's business flow beyond the end of 1999, and will operate independent of the external providers' Year 2000 compliance. The major drive for contingency planning will be in the first half of 1999, with the expectation that the Company's business groups will have plans in place by the end of the second quarter of 1999. Based on the Company's current plans and efforts to date, the Company does not anticipate that Year 2000 problems will have a material effect on the Company's results of operations or financial condition.

         External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. To date, the Company has spent $19,300 on this project. Costs to be incurred for the remainder of 1999 to fix the Year 2000 problems are estimated at approximately $33,000. Such costs do not include normal system upgrades and replacements. The Company does not expect the costs relating to Year 2000 remedy to have a material effect on the results of operations or financial condition.

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

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

                  EXHIBIT NO.       DESCRIPTION
                  -----------       -----------
                     27.1           Financial Data Schedule

         (b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K under Item 5, dated May 3, 1999.

         The Company filed a Current Report on Form 8-K under Item 2, dated April 26, 1999.

         The Company filed a Current Report on Form 8-K dated March 10, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ARMOR HOLDINGS, INC.

                              /s/ Jonathan M. Spiller
                              ----------------------------------
                              Jonathan M. Spiller
                              President, Chief Executive Officer
                              and Director
                              Dated:  May   , 1999


                              /s/
                              -----------------------------------
                              Nicholas Winiewicz
                              Chief Financial Officer
                              Dated:  May   , 1999

EXHIBIT INDEX

The following Exhibits are filed herewith:

EXHIBIT NO.       DESCRIPTION
-----------       ------------
27.1              Financial Data Schedule