Form 10-Q/A
period 1999-03-31
ARMOR HOLDINGS INC
filed 1999-05-19
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                ----------------
                                   FORM 10-Q/A
(MARK ONE)
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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                                   THREE MONTHS ENDED
                                                                              -----------------------------
                                                                               MARCH 31,          MARCH 31,
                                                                                 1999               1998
                                                                             ----------         ----------
OPERATING ACTIVITIES:
  Net income                                                                     2,740              1,774
  Adjustments to reconcile net income to cash (used in)
    provided by operating activities:
  Depreciation and amortization                                                    791                435
  Earnings from investees                                                         (140)              (155)
  Increase in accounts  receivable                                                (555)              (649)
  Increase in inventories                                                         (156)              (101)
  Increase in prepaid expenses and other assets                                 (2,825)              (882)
  Decrease in accounts payable, accrued liabilities
    and other current liabilities                                                 (473)              (419)
  Increase (decrease) in minority interest                                           8               (130)
                                                                             ----------         ----------
  Net cash used in operating activities                                           (610)              (127)
                                                                             ----------         ----------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                              (695)            (1,073)
  Purchase of businesses, net of assets acquired                                     -               (975)
  Dividends received from equity investees                                          86                 77
                                                                             ----------         ----------

  Net cash used in investing activities                                           (609)            (1,971)
                                                                             ----------         ----------
FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options                                      444                  -
  Net repayments under line of credit                                           (1,554)                 -
  Net repayments of long-term debt                                                (272)               (12)
                                                                             ----------         ----------
  Net cash used in financing activities                                         (1,382)               (12)
                                                                             ----------         ----------
  Net effect of translation of foreign currencies                                  (99)               101
                                                                             ----------         ----------
  NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (2,700)            (2,009)
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 6,789             19,300
                                                                             ----------         ----------

  CASH AND CASH EQUIVALENTS, END OF PERIOD                                       4,089           $ 17,291
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

         Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and the Company has adopted the standard for its fiscal year beginning December 28, 1997. During the three months ended March 31, 1999 and March 31, 1998, total comprehensive income amounted to approximately $2,637,000 and $1,839,000 respectively, and includes unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were only reported separately on a cumulative basis in shareholders' equity.

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

         Both ASH and FAS design, integrate and service commercial and industrial security systems, including access control systems, burglar and fire alarm systems, closed circuit television and other engineered low voltage systems in the Metropolitan New York City area, New Jersey, Orlando, Florida, Tampa, Florida and Charleston, South Carolina. Collectively, ASH and FAS employ 36 technicians, and 135 employees in total. For the 12 months ended December 31, 1998,

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)



ASH and FAS had combined revenues of $12.0 million. The companies' shareholders will receive approximately $14.2 million of Armor Holdings common stock.


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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


5. INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES (CONTINUED)

         The unaudited revenues, income from operations and total assets for each of the Company's segments for the three months ended March 31, 1999 and March 31, 1998 were as follows:


                                            MARCH 31, 1999     MARCH 31, 1998
                                            --------------     --------------
                                                     (IN THOUSANDS)
  Revenues:
    Services                                     $12,815           $11,800
    Products                                      14,025             7,835
                                                 -------           -------
      Total revenues                             $26,840           $19,635
                                                 =======           =======

  Income from operations:
    Services                                     $ 1,660           $ 1,854
    Products                                       3,052             1,307
                                                 -------           -------
      Total income from operations               $ 4,712           $ 3,161
                                                 =======           =======

  Total assets:
    Services                                     $27,415           $31,979
    Products                                      43,927            21,575
    Corporate                                     23,740            24,028
                                                 -------           -------
       Total assets                              $95,082           $77,582
                                                 =======           =======

         The following unaudited information with respect to sales to principal geographic areas for the three months ended March 31, 1999 and March 31, 1998 is as follows:

                                            MARCH 31, 1999     MARCH 31, 1998
                                            --------------     --------------
                                                     (IN THOUSANDS)
          Sales to unaffiliated customers:
             North America                       $12,325           $ 6,278
             South America                         3,685             4,020
             Africa                                5,683             4,560
             Europe/Asia                           5,147             4,777
                                                 -------           -------
                Total revenues                   $26,840           $19,635
                                                 =======           =======
          Operating profit:
             North America                       $ 1,790           $   723
             South America                           760               630
             Africa                                  919               717
             Europe/Asia                             729               677
                                                 -------           -------
                Total operating profit           $ 4,198           $ 2,747
                                                 =======           =======
          Total assets:
             North America                       $54,280           $40,171
             South America                         5,458             4,554
             Africa                                2,712             7,098
             Europe/Asia                          32,632            25,759
                                                 -------           -------
                 Total assets                    $95,082           $77,582
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

         Cost of sales. Cost of sales increased by $2.7 million, or 19.8%, to $16.3 million in the three months ended March 31, 1999 compared to $13.6 million in the three months ended March 31, 1998. This increase was primarily due to increased revenues for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 net of a reclassification to operating expenses in 1999 of $1.6 million related to the field operations of the ArmorGroup Services division. As a percentage of total revenues, cost of sales decreased to 60.7% of total revenues for the three months ended March 31, 1999 from 69.3% for the three months ended March 31, 1998 reflecting a greater proportion of total revenues generated by our Armor Holdings Products division in the period ended March 31, 1999, which has higher gross margins than our ArmorGroup Services division and the previously mentioned reclassification.

         Operating expenses. Operating expenses increased by $3.0 million, or 88.0%, to $6.5 million (24.2% of total revenues) in the three months ended March 31, 1999 compared to $3.5 million (17.6% of total revenues) in the three months ended March 31, 1998. This increase was primarily due to higher selling expenses associated with the greater proportion of total revenues generated by our Armor Holdings Products division in the period ended March 31, 1999 compared to March 31, 1998 as well as the reclassification in 1999 of certain operating expenses related to the field operations of ArmorGroup Services division mentioned previously.

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

         Interest income, net. Interest income decreased $198,000, or 81.8%, to interest income of $44,000 for the three months ended March 31, 1999 from interest income of $242,000 for the three months ended March 31, 1998.

         OPERATING INCOME. Operating income increased by $1.1 million, or 40.4%, to $3.9 million in the three months ended March 31, 1999 compared to $2.7 million in the three months ended March 31, 1998 primarily due to factors discussed above.

         Other income. Other income increased $513,000 to $513,000 for the three months ended March 31, 1999. There was no such income for the three months ended March 31, 1998. The other income resutls primarily from the gain on sale of stock in MACE Security International acquired through warrants received as part of the acquisition of certain assets of the Law Enforcement Division of MACE Security International in July of 1998.

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

         The Company's spending for its fiscal 1999 capital expenditures will be approximately $2.4 million, of which the Company has already spent approximately $695,000.

         As of March 31, 1999 and December 31, 1998, the Company had working capital of $26.6 million and $24.4 million, respectively.


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

                              ARMOR HOLDINGS, INC.

                              /s/ Jonathan M. Spiller
                              ----------------------------------
                              Jonathan M. Spiller
                              President, Chief Executive Officer
                              and Director
                              Dated:  May 17, 1999


                              /s/ Nicholas Winiewicz
                              -----------------------------------
                              Nicholas Winiewicz
                              Chief Financial Officer
                              Dated:  May 17, 1999

EXHIBIT INDEX

The following Exhibits are filed herewith:

EXHIBIT NO.       DESCRIPTION
-----------       ------------
27.1              Financial Data Schedule