Form 10-K/A
period 1998-12-31
ARMOR HOLDINGS INC
filed 1999-05-28
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
 (Mark One)
    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to             Name of each exchange on which
Section 12(b) of the Act:                     registered:
Common Stock, par value of $.01 per share     New York Stock Exchange

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

The number of shares outstanding of the registrant's Common Stock as of March 23, 1999 is 16,558,848.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         DOCUMENT                                         FORM 10-K PART
         --------                                         --------------

           None

This Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 1998 is being filed by Armor Holdings, Inc. (the "Company") to correct certain portions of the Consolidated Statements of Cash Flow and related footnotes included in the Form 10-K filed by the Company for the fiscal year ended December 31, 1998.

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

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
    YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 31, 1998
                                (IN THOUSANDS)




                                                                                         YEAR ENDED
                                                                        ---------------------------------------------
                                                                         DECEMBER 28,    DECEMBER 27,    DECEMBER 31,
                                                                             1996            1997            1998
                                                                        --------------  --------------  -------------
OPERATING ACTIVITIES:
 Net income ..........................................................    $     928        $  3,301       $   8,596
 Adjustments to reconcile net income to
   cash provided by (used in) operating
   activities, net of effects of acquisitions:
 Preference stock dividends ..........................................         (239)           (143)             --
 Depreciation and amortization . .....................................          818           1,976           2,654
 Loss on sale of equipment . .........................................           --             166              --
 Deferred income taxes ...............................................            2           1,203           1,842
 Directors' fees .....................................................           15              --              --
 Increase in accounts receivable .....................................       (2,115)         (3,468)         (2,848)
 Increase in inventories .............................................         (423)         (1,001)           (786)
 Decrease (increase) in prepaid expenses and other assets ............          870          (1,129)         (5,450)
 (Decrease) increase in accounts payable, accrued liabilities
   and other current liabilities .....................................        1,783          (3,715)           (686)
 Increase in income taxes payable ....................................           --           1,072             162
 Increase (decrease) in minority interests ...........................           --             182            (105)
                                                                          ---------        --------       ---------
 Net cash provided by (used in) operating activities .................        1,639          (1,556)          3,379
                                                                          ---------        --------       ---------
INVESTING ACTIVITIES:
 Purchase of property and equipment ..................................       (1,860)         (5,153)         (3,301)
 Purchase of licenses, patents and trademarks . ......................       (2,828)            (76)         (3,448)
 Purchase of businesses, net of assets acquired . ....................      (11,740)         (3,607)        (12,068)
 Dividends received from equity investees ............................           --             939             478
 Proceeds from the sale of equipment .................................                           20              --
 Other fees paid related to acquisitions .............................           --              --            (685)
 Advances to stockholders ............................................           --              --          (1,677)
                                                                          ---------        --------       ---------
 Net cash used in investing activities ...............................      (16,428)         (7,877)        (20,701)
                                                                          ---------        --------       ---------
FINANCING ACTIVITIES:
 Proceeds from issuance of common stock and preference shares ........        8,886          36,475              --
 Repurchase of preference shares . ...................................           --          (7,480)             --
 Preferred stock dividends ...........................................          (11)           (382)             --
 Proceeds from the exercise of stock options .........................           26             201             172
 Net repayments of long-term debt ....................................         (500)         (8,002)           (181)
 Net borrowings under lines of credit . ..............................       (1,997)             --           5,041
 Net repayments under capital
   expenditure facility ..............................................          (52)             --              --
 Net proceeds from issuance of other debt . ..........................        6,863              --              --
 Net proceeds from issuance of 5% convertible subordinated notes .....       10,633              --              --
                                                                          ---------        --------       ---------
 Net cash provided by financing activities ...........................       23,848          20,812           5,032
                                                                          ---------        --------       ---------
 Cumulative comprehensive income excluded from net
   income, net of tax ................................................         (184)           (124)           (221)
                                                                          ---------        --------       ---------
 Net increase (decrease) in cash and cash
   equivalents .......................................................        8,875          11,255         (12,511)
 Cash and cash equivalents, beginning of period ......................         (830)          8,045          19,300
                                                                          ---------        --------       ---------
 Cash and cash equivalents, end of period ............................    $   8,045        $ 19,300       $   6,789
                                                                          =========        ========       =========

                See notes to consolidated financial statements.

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY AND NATURE OF BUSINESS -- Armor Holdings, Inc. (the "Company" or "Armor") is a leading global provider of security risk management services and products to multi-national corporations, governmental agencies and law enforcement personnel through two operating divisions -- ArmorGroup Services and Armor Holdings Products. ArmorGroup Services division provides sophisticated security planning and risk management, electronic security systems integration, consulting and training services, intellectual property asset protection, business intelligence and investigative services. Armor provides these services to multi-national corporations and governmental and non-governmental agencies through 22 offices in 18 countries. Armor Holdings Products division manufactures and sells a broad range of high quality branded law enforcement equipment and has leading market positions in several of the product categories in which Armor competes. Such products include ballistic resistant vests and tactical armor, less-than-lethal munitions, anti-riot products and narcotics identification kits. These products are sold primarily to law enforcement agencies through a worldwide network of over 500 distributors and sales agents including approximately 350 in the United States. Armor believes significant opportunities exist to grow the Company and extend its global infrastructure through geographic expansion and strategic acquisitions of related businesses in the fragmented security risk management services and products industries.

     ArmorGroup Services Division. ArmorGroup Services division provides a broad range of sophisticated security risk management solutions to multi-national corporations in diverse industries such as natural resources, financial services and consumer products, and to governmental and non-governmental agencies such as the U.S. Department of State, the United Nations and the World Bank. Clients typically have personnel and other investments in unstable and often violent areas of the world. Through ArmorGroup Services offices on five continents, ArmorGroup Services provides its multi-national clients with a diversified portfolio of security solutions to assist them to mitigate risks in their operations around the world. ArmorGroup Services' highly trained, multi-lingual and experienced security personnel work closely with clients to create and implement solutions to complex security problems. These services include the design and implementation of risk management plans and security systems, provision of security specialists and training of security personnel. ArmorGroup Services provides its multi-national clients with specialized investigative services enhanced by its global network. These services include intellectual property asset protection and related investigative services ranging from protecting companies against counterfeiting, patent infringements, product tampering and extortion to identifying unethical supplier activities. In addition, ArmorGroup Services provides business intelligence, fraud investigation and asset tracing and recovery services to financial services companies, law firms and other entities worldwide.

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

     The following unaudited consolidated results of operations of the Company are presented on a pro forma basis as if the acquisitions referenced above had been consummated on December 29, 1996, for the years ended December 27, 1997 and December 31, 1998:




                                                      1997            1998
                                                 -------------   -------------
                                                   (IN THOUSANDS, EXCEPT PER
                                                         SHARE AMOUNTS)
Revenues .....................................     $ 104,027       $ 106,992
Net income ...................................     $   7,059       $   8,241
Basic and diluted earnings per share .........     $    0.47       $    0.47
Weighted average shares ......................        15,090          17,618

3. INVENTORIES

     Inventories are summarized as follows for the years ended December 27, 1997 and December 31, 1998:




                               1997        1998
                            ---------   ---------
                               (IN THOUSANDS)
Raw materials ...........    $2,958      $4,863
Work-in-process .........       770       1,348
Finished goods ..........     2,003       2,892
                             ------      ------
                             $5,731      $9,103
                             ======      ======

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 27, 1997 and December 31, 1998 are summarized as follows:




                                           1997          1998
                                       -----------   -----------
                                            (IN THOUSANDS)
Land ...............................    $    716      $  1,248
Buildings and improvements .........       6,106         6,352
Machinery and equipment ............       5,386         8,287
Construction in progress ...........          --           458
                                        --------      --------
Total ..............................      12,208        16,345
Accumulated depreciation ...........      (2,167)       (4,172)
                                        --------      --------
                                        $ 10,041      $ 12,173
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

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     ANGOLAN OPERATIONS -- On January 16, 1998, our ArmorGroup Services division ceased operations in the country of Angola. The cessation of operations in Angola was dictated by that government's decision to deport all of ArmorGroup's expatriate management and supervisors. As a result of the cessation of operations in Angola, our ArmorGroup Services division is involved in various disputes with SHRM S.A., its minority joint venture partner relating to the Angolan business. SHRM has alleged that as a result of the cessation of operations, it has suffered damages of $5 million from lost business. The Company believes that the likelihood of loss related to these disputes is possible and the maximum exposure to be approximately $500,000. In March 1999, Armor filed a claim of $16.1 million in the Commercial Court Nanterre in France against SHRM for actual and punitive damages from SHRM's violation of its obligations resulting from its agreement with Armor.

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

15. INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES


     The Company is a leading global provider of security risk management services and products to multi-national corporations, governmental agencies and law enforcement personnel through two operating divisions -- ArmorGroup Services and Armor Holdings Products. The ArmorGroup Services division provides sophisticated security planning and risk management, electronic security systems integration, consulting and training services, as well as intellectual property asset protection, business intelligence and investigative services. The Armor Holdings Products division manufactures and sells a broad range of high quality branded law enforcement equipment.


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