Form 10-Q
period 1999-06-30
ARMOR HOLDINGS INC
filed 1999-08-16
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                ----------------
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999 , or

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO           .
                                                -------     -------

COMMISSION FILE NUMBER 0-18863

                              ARMOR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     59-3392443
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)


        1400 MARSH LANDING PARKWAY
                 SUITE 112
           JACKSONVILLE, FLORIDA                          32250
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock as of August 12, 1999 is 23,871,772.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 28, 1998

The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. (the "Company") and its direct and indirect wholly owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all intercompany items and transactions) which management considers necessary for a fair presentation of operating results as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and June 30, 1998. The historical results of operations have been restated to reflect the combination with Alarm Systems Holding Company of Lyndhurst, New Jersey ("ASH") and Fire Alarm Service Corporation of Tampa, Florida ("FAS") as discussed in the notes to the condensed consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                           JUNE 30,   DECEMBER 31,
                                                             1999         1998
                                                           --------     --------
                                                         (UNAUDITED)      *
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                              $ 22,571        7,076
    Accounts receivable (net of allowance for
     doubtful accounts of $1,544 and $1,752)                 32,379       23,728
    Inventories                                              14,133        9,450
    Prepaid expenses and other current assets                 9,335        5,999
                                                           --------     --------
        Total current assets                                 78,418       46,253


PROPERTY, PLANT AND EQUIPMENT (net
  of accumulated depreciation of $6,100 and
  $5,309)                                                    15,589       12,755

GOODWILL (net of accumulated amortization
  of $2,569 and $1,577)                                      66,627       25,820

REORGANIZATION VALUE IN EXCESS
  OF AMOUNTS ALLOCABLE TO
  IDENTIFIABLE ASSETS (net of accumulated
  amortization of $2,688  and $2,513)                         1,387        1,562

PATENTS AND TRADEMARKS (net of
  accumulated amortization of  $919 and $728)                 6,992        7,180

OTHER ASSETS                                                  5,775        4,850
                                                           --------     --------

TOTAL ASSETS                                               $174,788     $ 98,420
                                                           ========     ========


 * Condensed from audited financial statements and restated for the combination with ASH and FAS.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
 (IN THOUSANDS)

                                                         JUNE 30,   DECEMBER 31,
                                                           1999         1998
                                                         ---------    ---------
                                                       (UNAUDITED)        *
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term debt                                      $    --      $   5,041
    Current portion of long-term debt and capitalized
      lease obligations                                      1,158        1,018
    Accounts payable, accrued expenses and other
       current liabilities                                  24,246       14,933
                                                         ---------    ---------
        Total current liabilities                           25,404       20,992

MINORITY INTEREST                                              118          108
LONG-TERM DEBT AND CAPITALIZED LEASE
  OBLIGATIONS, less current portion                          2,800        2,941
                                                         ---------    ---------
   Total liabilities                                        28,322       24,041

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
    authorized; 0 shares issued and outstanding               --           --
   Common stock, $.01 par value; 50,000,000 shares
     authorized; 24,142,500 and 17,424,251 issued and
     23,871,772 and 17,153,533 outstanding                     241          174
    Additional paid-in capital                             132,689       65,538
    Cumulative comprehensive income excluded from
       net income, net of tax                               (1,458)        (574)
   Unearned ESOP shares                                     (2,950)      (2,951)
    Retained earnings                                       21,260       15,508
    Treasury stock                                          (3,316)      (3,316)
                                                         ---------    ---------
       Total stockholders' equity                          146,466       74,379
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY
                                                         $ 174,788    $  98,420
                                                         =========    =========






 * Condensed from audited financial statements and restated for the combination with ASH and FAS.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   -----------------------         ------------------------
                                                   JUNE 30,       JUNE 30,         JUNE 30,        JUNE 30,
                                                    1999            1998             1999            1998
                                                   -------         -------          -------         -------
REVENUES:
  Services                                         $15,853         $15,113          $31,623         $29,708
  Products                                          26,063          10,928           40,088          18,763
                                                   -------         -------          -------         -------
Total Revenues                                     $41,916         $26,041          $71,711         $48,471
                                                   -------         -------          -------         -------

COSTS AND EXPENSES:
  Cost of sales                                     25,433          17,638           43,463          33,128
  Operating expenses                                10,342           4,940           17,595           9,033
  Amortization                                         829             482            1,208             861
  Equity in earnings of  investees                    (26)           (169)            (166)           (324)
  Merger, integration and other non-recurring
    charges                                            611               -              611               -
  Interest (income) expense, net                        49           (153)               65           (350)
                                                   -------         -------          -------         -------
                                                     4,678           3,303            8,935           6,123
                                                   -------         -------          -------         -------
OPERATING INCOME

Other income                                             -               -              513               -
                                                   -------         -------          -------         -------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                     4,678           3,303            9,448           6,123
                                                    ------          ------           ------          ------

PROVISION FOR INCOME TAXES                           1,898           1,279            3,696           2,286
                                                    ------          ------           ------          ------

NET INCOME APPLICABLE TO
  COMMON SHAREHOLDERS                               $2,780         $ 2,024          $ 5,752         $ 3,837
                                                    ======         =======          =======         =======

BASIC EARNINGS PER SHARE                            $ 0.13         $  0.12           $ 0.30          $ 0.23
                                                    ======         =======          =======         =======
DILUTED EARNINGS PER SHARE                          $ 0.13         $ 0.11            $ 0.29          $ 0.21
                                                    ======         =======          =======         =======

WEIGHTED AVERAGE SHARES - BASIC                     20,998          17,070           19,160          17,015
                                                    ======         =======          =======         =======
WEIGHTED AVERAGE SHARES - DILUTED                   21,755          17,960           20,043          17,875
                                                    ======         =======          =======         =======


           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                       SIX MONTHS ENDED
                                                                                    ---------------------
                                                                                    JUNE 30,     JUNE 30,
                                                                                     1999         1998
                                                                                    --------    --------
OPERATING ACTIVITIES:
  Net income                                                                        $  5,752    $  3,837
  Adjustments to reconcile net income to cash provided by (used in)
    Operating activities: Net of effects of acquisitions
  Depreciation and amortization                                                        2,149       1,065
  Deferred income taxes                                                                 (245)       (550)
  Earnings from investees                                                               (140)       (324)
  Increase in accounts receivable                                                     (2,093)       (853)
  Increase in inventories                                                             (1,073)     (1,292)
  Decrease (increase) in prepaid expenses and other assets                               776      (1,527)
  (Decrease) in accounts payable, accrued liabilities
    and other current liabilities                                                     (4,186)     (2,620)
  Increase (decrease) in minority interest                                                10        (114)
                                                                                    --------    --------
  Net cash provided by (used in) operating activities                                    950      (2,378)
                                                                                    --------    --------

INVESTING ACTIVITIES:

  Purchase of property and equipment                                                    (779)     (1,077)
  Purchase of businesses                                                             (36,522)     (3,562)
  Dividends received from associated companies                                           140         116
                                                                                    --------    --------
  Net cash used in investing activities                                              (37,161)     (4,523)
                                                                                    --------    --------
FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options                                            803         172
  Proceeds from the issuance of common stock                                          61,661
  Net repayments under line of credit                                                 (5,041)       --
  Net repayments of long-term debt                                                    (4,833)       (932)
  Repurchase of treasury stock                                                          --          (685)
                                                                                    --------    --------
  Net cash provided by (used in)  financing activities                                52,590      (1,445)
                                                                                    --------    --------
  Net effect of translation of foreign currencies                                       (884)         (5)
                                                                                    --------    --------
  Net increase (decrease) in Cash and Cash equivalents                                15,495      (8,351)
  Cash and Cash Equivalents, Beginning of Period                                       7,076      19,470
                                                                                    --------    --------
  Cash and Cash Equivalents, End of Period                                          $ 22,571    $ 11,119
                                                                                    ========    ========



            See notes to condensed consolidated financial statements

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of Armor Holdings, Inc. ("AHI" or the "Company") includes its direct and indirect wholly owned subsidiaries. These financial statements have been prepared in accordance with the instructions to Form 10-Q, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring accruals and the elimination of all significant intercompany items and transactions) necessary to present fairly the financial position and results of operations for the periods indicated. The accompanying condensed consolidated financial statements give retroactive effect to the mergers with Alarm Systems Holding Company of Lyndhurst, New Jersey ("ASH") and Fire Alarm Service Corporation of Tampa, Florida ("FAS") known collectively as the "Pooled Entities." These mergers were accounted for under the pooling-of-interests method of accounting, and accordingly, the accompanying condensed consolidated financial statements have been retroactively restated as if AHI, ASH, and FAS had operated as one entity since inception. The Company's previously issued financial statements included in the Company's 1998 Annual Report on Form 10-K were not restated.

         A reconciliation of revenues, net income and net income per share of the Company as previously reported and combined is as follows: (in $000's, except per share amounts):


Three Months Ended              As
  March 31, 1999             Reported        ASH       FAS     Combined
------------------          ----------     --------    ---     --------
Revenues                     $26,840        $1,281   $1,630    $29,751
Net income                   $ 2,740        $  101   $  131    $ 2,972
Net income per share         $  0.16                           $  0.16
Weighted average
 Shares -- diluted            17,476                            18,402



         These condensed consolidated financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2. COMPREHENSIVE INCOME

         SFAS No. 130

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income."

         Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and the Company has adopted the standard for its fiscal year beginning December 28, 1997. During the three months ended 1999 and June 30, 1998, comprehensive loss (income) of net income amounted to approximately $163,000 and (101,000), respectively, consisting of unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity. During the six months ended June 30, 1999 and June 30, 1998, comprehensive loss exclusive of net income amounted to approximately $1,181,000 and $5,000 respectively, consisting of unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


3. SIGNIFICANT DEVELOPMENTS

         Public Offering - On May 7, 1999, the Company completed a public offering of 6,125,000 shares of common stock at a price of $11.00 per share. The net proceeds to the Company from the offering were approximately $61.6 million, after all fees and expenses, and were used to pay down indebtedness on the Company's credit facilities and for working capital. Excess proceeds will be used to finance future acquisitions.

         Safariland Ltd., Inc. - On April 12, 1999, the Company acquired all of the outstanding stock of Safariland Ltd., Inc., a leading U.S. manufacturer of law enforcement and military equipment based in Ontario, California. The purchase price was approximately $45.0 million, subject to certain adjustments, consisting of approximately $35.6 million in cash, $4 million (300,752 shares) of the Company's common stock and repayment of approximately $5.1 million of Safariland's indebtedness. The transaction was financed with borrowings of approximately $39.2 million. This transaction was accounted for as a purchase.

         The Parvus Company - On May 4, 1999, the Company acquired all of the outstanding capital stock of The Parvus Company, a Washington, D.C. based consulting firm specializing in international investigations, corporate intelligence and security services. The purchase price was approximately $1.3 million, subject to adjustments, consisting of approximately $754,000 (64,876 shares) of the Company's common stock, the repayment of approximately $297,389 of Parvus' indebtedness and approximately $150,000 in cash. Up to an aggregate of 54,449 additional shares may be issued to the seller in the event certain revenue targets of Parvus are achieved. This transaction was accounted for as a purchase.

         ASH and FAS - On June 30, 1999, the Company combined with two affiliated security systems integrators, Alarm Systems Holding Company of Lyndhurst, New Jersey ("ASH") and Fire Alarm Service Corporation of Tampa, Florida ("FAS") in transactions structured as pooling of interests. In exchange for 100% of the common stock of both companies, Armor Holdings, Inc. issued a total of 1,226,021 shares of its common stock to the shareholders of ASH and FAS. Of these shares, 299,568 are unallocated and held by the Company. For the year ended December 31, 1998, ASH and FAS, combined, generated total revenues of $11.6 million and net income of $0.5 million.

         Each of ASH and FAS design, install and service commercial and industrial security systems, including access control systems, burglar and fire alarm systems, closed circuit television and other engineered low voltage systems in New Jersey, Florida, and South Carolina. Collectively, ASH and FAS employ approximately 90 technicians and 135 employees in total.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


3. SIGNIFICANT DEVELOPMENTS - (CONTINUED)


         The unaudited consolidated results of operations of the Company on a pro forma basis as if the Company had consummated each of the above acquisitions, as well as each of its 1998 acquisitions, including Low Voltage Systems Technology, Inc., Asmara Limited, Pro-Tech Armored Products of Massachusetts, Inc., CDR International Ltd., Law Enforcement Division of MACE Security International, Inc. and the Alarm Protection Services, Inc. as discussed in the Company's December 31, 1998 filing on Form 10-K for its fiscal year ended December 31, 1998 at the beginning of each period shown are as follows:

                                                   FOR THE SIX MONTHS ENDED
                                               --------------------------------
                                               JUNE 30, 1999      JUNE 30, 1998
                                               -------------      -------------
Revenues                                          $82,881            $81,358
Net income                                        $ 5,508            $ 4,037
Diluted earnings per share                        $  0.27            $  0.22
Weighted average shares - diluted                  20,138             18,371


4. INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

         The Company is a leading global provider of security risk management services to multi-national corporations and governmental agencies and products to law enforcement personnel through two operating divisions - ArmorGroup Services and Armor Holdings Products. The ArmorGroup Services division provides sophisticated security planning and risk management, electronic security systems integration, consulting and training services, as well as intellectual property asset protection, business intelligence and investigative services. The Armor Holdings Products division manufactures and sells a broad range of high quality branded equipment including body armor, less than lethal munitions, duty gear and anti-riot equipment to law enforcement and military personnel.

         The Company has invested substantial resources outside of the United States and plans to continue to do so in the future. Substantially all of the operations of the services segment are conducted in emerging markets in Africa, Asia and South America. These operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector. Government actions in the future could have a material adverse effect on the Company and its operating

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


companies. The Company does not have political risk insurance in the countries in which it currently conducts business. Moreover, applicable agreements relating to the Company's interests in its operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for the Company to enforce its rights. Accordingly, the Company may have little or no recourse upon the occurrence of any of these developments.

         Revenues, income from operations (before amortization, equity and earnings and interest expense (income), net) and total assets for each of the Company's segments for the six months ended June 30, 1999 and June 30, 1998 were as follows:

                                 JUNE 30, 1999         JUNE 30, 1998
                                 -------------         -------------
                                           (IN THOUSANDS)
Revenues:
  Services                         $  31,623            $  29,708
  Products                            40,088               18,763
                                   ---------            ---------
    Total revenues                 $  71,711            $  48,471

Income from operations:
  Services                         $   3,616            $   3,415
  Products                             8,175                3,605
  Corporate expenses                  (1,138)                (710)
                                   ---------            ---------
    Total income from operations   $  10,653            $   6,310

Total assets:
  Services                         $  50,932            $  50,639
  Products                           100,406               33,137
  Corporate                           23,450               10,994
                                   ---------            ---------
     Total assets                  $ 174,788            $  94,770

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


     Revenues from unaffiliated customers by geographic area consist of the following:

                                      JUNE 30, 1999    JUNE 30, 1998
                                      -------------    -------------
                                               (IN THOUSANDS)
Sales to unaffiliated customers:
   North America                         $ 40,907         $ 20,325
   South America                            8,162            9,036
   Africa                                   8,893            8,810
   Europe/Asia                             13,749           10,300
                                         --------         --------
      Total revenues                     $ 71,711         $ 48,471

Income from operations:
   North America                         $  6,406         $  2,506
   South America                            1,435            1,393
   Africa                                   1,400            1,084
   Europe/Asia                              1,375
                                                             1,327
   Other                                       37             --
                                         --------         --------
      Total income from operations       $ 10,653         $  6,310

Total assets:
   North America                         $133,812         $ 55,194
   South America                            6,993            4,530
   Africa                                   2,405              334
   Europe/Asia                             31,578           34,712
                                         --------         --------
       Total assets                      $174,788         $ 94,770

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


5. EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income:


                                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       ------------------  -------------------
                                                       JUNE 30,  JUNE 30,  JUNE 30,  JUNE 30,
                                                         1999     1998      1999       1998
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings
  per share:

Net income                                             $ 2,780   $ 2,024   $ 5,752   $ 3,837
                                                       -------   -------   -------   -------

Denominator for basic earnings per share                20,998    17,070    19,160    17,015
  Weighted average shares:

Effect of dilutive securities:

Effect of shares issuable under stock option
  and stock grant plans, based on the
  treasury stock method                                    757       890       883       860
                                                       -------   -------   -------   -------

Dilutive potential common shares                           757       890       883       860
                                                       -------   -------   -------   -------

Denominator for diluted earnings per share-
  Adjusted weighted average shares                      21,755    17,960    20,043    17,875

Basic earnings per share                               $  0.13   $  0.12   $  0.30   $  0.23
                                                       =======   =======   =======   =======

Diluted earnings per share                             $  0.13   $  0.11   $  0.29   $  0.21
                                                       =======   =======   =======   =======

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the Company's results of operations and analysis of financial condition for the three and six months ended June 30, 1999. The results of the Company have been restated to give effect to the recent combination with ASH and FAS in transactions accounted for as a pooling-of-interests as if they had operated as one entity since inception. The results of operations for the business combinations accounted for as purchase transactions are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the our Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

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


         Foreign Currency Translation. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange as of the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment, which represents the effect of translating assets and liabilities of the Company's foreign operations, was a loss of approximately $1.5 million as of June 30, 1999 and $574,000 as of December 31, 1998 resulting primarily from the decline in value of the British Pound.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Service Revenues. Service revenues increased by $740,000, or 4.9%, to $15.9 million in the three months ended June 30, 1999 compared to $15.1 million in the three months ended June 30, 1998. This increase was primarily due to the integration of the acquisitions of CDR and APS acquired on June 11, 1998 and July 15, 1998 respectively. These acquisitions were accounted for as purchases and the results of their operations are recorded only for the period the Company owned them.

         Product Revenues. Product revenues increased by $15.1 million, or 139%, to $26.1 million in the three months ended June 30, 1999 compared to $10.9 million in the three months ended June 30, 1998. This increase was primarily due to acquisitions of Safariland and Fed Labs whose results are included in the three months ended June 30, 1999 but not in the three months ended June 30, 1998. In addition to the increased revenues from these two acquisitions, internal product sales grew 15% in the second quarter of 1999 compared to the second quarter of 1998.

         Cost of sales. Cost of sales increased by $7.8 million, or 44.2%, to $25.4 million in the three months ended June 30, 1999 compared to $17.6 million in the three months ended June 30, 1998. This increase was primarily due to the acquisition of Safariland and increased revenues for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 net of a reclassification to operating expenses in 1999 of $1.6 million related to the field operations of the ArmorGroup Services division. As a percentage of total revenues, cost of sales decreased to 60.7% of total revenues for the three months ended June 30, 1999 from 67.7% for the three months ended June 30, 1998 reflecting a greater proportion of total revenues generated by our Armor Holdings Products division in the period ended June 30, 1999, improvement in the gross margin of the ArmorGroup Services Division and the reclassification previously mentioned.

         Operating expenses. Operating expenses increased by $5.4 million, or 109.3%, to $10.3 million (24.7% of total revenues) in the three months ended June 30, 1999 compared to $4.9 million (19.0% of total revenues) in the three months ended June 30, 1998. This increase was primarily due to the acquisition of Safariland and the reclassification from cost of sales mentioned previously which are reflected in the three month period ended June 30, 1999 but not in the three month period ended June 30, 1998.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


         Amortization. Amortization expense increased by $347,000, or 72.0%, to $829,000 in the three months ended June 30, 1999 compared to $482,000 in the three months ended June 30, 1998. This increase was primarily due to additional amortization of intangible assets acquired as a result of the Safariland and Parvus acquisitions during the three months ended June 30, 1999 which would not have been reflected in the quarter ended June 30, 1998.

         Equity in earnings of investees. Equity in earnings of investees decreased by $143,000 or 84.6%, to $26,000 in the three months ended June 30, 1999 compared to $169,000 in the three months ended June 30, 1998. The equity in earnings relates to the Company's 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS").

         Merger, integration and other non-recurring charges. The Company incurred $611,000 in fees, expenses and costs associated with completing the mergers with AHS and FAS. The Company expects to incur additional merger and integration related expenses as a result of the recently completed acquisitions.

         Interest expense (income). The company had net interest expense of $49,000 for the three months ended June 30, 1999 compared to net interest income of $153,000 for the three months ended June 30, 1998. This decrease in interest income of $202,000 for the three months ended June 30, 1999 is the result of the acquisition of Safariland. This acquisition was financed with borrowings under the Company's line of credit.

         Operating Income. Operating income increased by $1.4 million, or 41.6%, to $4.7 million in the three months ended June 30, 1999 compared to $3.3 million in the three months ended June 30, 1998 primarily due to factors discussed above.

         Income before provision for income taxes. Income before provision for income taxes increased by $1.4 million, or 41.6%, to $4.7 million in the three months ended June 30, 1999 compared to $3.3 million in the three months ended June 30, 1998 primarily due to factors discussed above.

         Provision for income taxes. Provision for income taxes totaled $1.9 million in the three months ended June 30, 1999, as compared to $1.3 million in the three months ended June 30, 1998. The increase in the Company's effective tax rate is a result of the goodwill generated by the Safariland acquisition whose amortization is not tax deductible. The provision was based on the Company's U.S. federal and state statutory income tax rates of approximately 39% for its U.S.-based companies and a 37% blended effective tax rate for foreign operations of the Company. The effective tax rate for the Company's foreign operations is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


         Net income. Net income increased $756,000, or 37.6 %, to $2.8 million in the three months ended June 30, 1999 compared to $2.0 million for the three months ended June 30, 1998. The increase is primarily due to a combination of acquisitions made during the period being successfully integrated, coupled with internal growth.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Service Revenues. Service revenues increased by $1.9 million or 6.4%, to $31.6 million in the six months ended June 30, 1999 compared to $29.7 million in the six months ended June 30, 1998. This increase was primarily due to the integration of the Parvus, CDR and APS acquired on May 4, 1999, June 11, 1998 and July 15, 1998 respectively. These acquisitions were accounted for as purchases and the results of their operations are recorded only for the period the Company owned them.

         Product Revenues. Product revenues increased by $21.3 million, or 113.7%, to $40.1 million in the six months ended June 30, 1999 compared to $18.8 million in the six months ended June 30, 1998. This increase was primarily due to integration of the Safariland, Fed Labs and Pro-Tech acquisitions on April 12, 1999, July 15, 1998 and April 1, 1998 respectively. These acquisitions were accounted for as purchases and the results of their operations are recorded only for the period the Company owned them.

         Cost of sales. Cost of sales increased by $10.3 million, or 31.2%, to $43.5 million in the six months ended June 30, 1999 compared to $33.1 million in the six months ended June 30, 1998. This increase was primarily due to increased revenues for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 net of a reclassification to operating expenses in 1999 of $3.2 million related to the field operations of the ArmorGroup Services division. As a percentage of total revenues, cost of sales decreased to 60.6% of total revenues for the six months ended June 30, 1999 from 68.3% for the six months ended June 30, 1998 reflecting a greater proportion of total revenues generated by our Armor Holdings Products division in the period ended June 30, 1999, improvement in the gross margin of the ArmorGroup Services Division and the reclassification previously mentioned.

         Operating expenses. Operating expenses increased by $8.6 million, or 94.8%, to $17.6 million (24.5% of total revenues) in the six months ended June 30, 1999 compared to $9.0 million (18.6% of total revenues) in the six months ended June 30, 1998. This increase was primarily due to the acquisitions mentioned above and to higher selling expenses associated with the greater proportion of total revenues generated by our Armor Holdings Products division in the period ended June 30, 1999 compared to June 30, 1998 as well as the reclassification in 1999 of certain operating expenses related to the field operations of ArmorGroup Services division mentioned previously.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


         Amortization. Amortization expense increased by $347,000, or 40.3%, to $1.2 million in the six months ended June 30, 1999 compared to $861,000 in the six months ended June 30, 1998. This increase was primarily due to additional amortization of intangible assets acquired as a result of the acquisitions of Safariland and Parvus during six month period ending June 30, 1999 which would not have been reflected in the six month period ended June 30, 1998.

         Equity in earnings of investees. Equity in earnings of investees decreased by $158,000 or 48.8%, to $166,000 in the six months ended June 30, 1999 compared to $324,000 in the six months ended June 30, 1998. The equity in earnings relates to the Company's 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS").

         Merger, integration and other non-recurring charges. The Company incurred $611,000 in fees, expenses and costs associated with completing the mergers with AHS and FAS. The Company expects to incur additional merger and integration related expenses as a result of the recently completed acquisitions.

         Interest expense (income). The company had net interest expense of $65,000 for the six months ended June 30, 1999 compared to net interest income of $350,000 for the six months ended June 30, 1998. This decrease in interest income of $415,000 for the six months ended June 30, 1999 is the result of the acquisition of Safariland during the six months ended June 30, 1999. This acquisition was financed with borrowings under the Company's line of credit.

         Operating Income. Operating income increased by $2.8 million, or 45.9%, to $8.9 million in the six months ended June 30, 1999 compared to $6.1 million in the six months ended June 30, 1998 primarily due to factors discussed above.

         Other income. Other income increased $513,000 to $513,000 for the six months ended June 30, 1999. There was no such income for the three months ended March 31, 1998. The other income results primarily from the gain on sale of stock in MACE Security International acquired through warrants received as part of the acquisition of certain assets of the Law Enforcement Division of MACE Security International in July of 1998.

         Income before provision for income taxes. Income before provision for income for taxes increased by $3.3 million, or 54.3%, to $9.4 million in the six months ended June 30, 1999 compared to $6.1 million in the six months ended June 30, 1998 primarily due to factors discussed above.

         Provision for income taxes. Provision for income taxes totaled $3.7 million in the six months ended June 30, 1999, as compared to $2.3 million in the six months ended June 30, 1998. The increase in the Company's effective tax rate is a result of the goodwill generated by the Safariland acquisition whose amortization is not tax deductible. The provision was based on the Company's U.S. federal and state statutory income tax rates of approximately 39% for

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)


its U.S.-based companies and a 37% blended effective tax rate for foreign operations of the Company. The effective tax rate for the Company's foreign operations is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates.

         Net income. Net income increased $1.9 million, or 49.9 %, to $5.8 million in the six months ended June 30, 1999 compared to $3.8 million for the six months ended June 30, 1998. The increase is primarily due to a combination of acquisitions made during the period being successfully integrated, coupled with internal growth.


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

         The Company's spending for its fiscal 1999 capital expenditures will be approximately $2.4 million, of which the Company has already spent approximately $779,000.

         As of June 30, 1999 and December 31, 1998, the Company had working capital of $53.0 million and $25.3 million, respectively.


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

         Year 2000 readiness could affect many of the Company's research and development, production, financial, administrative and communication operations. Systems critical to the Company's business which have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications. In addition, a separate team is looking at Year 2000 readiness from other aspects of the Company's business, including

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


customer order-taking, manufacturing, raw materials supply and plant process equipment. The Company's goal to have the remedied and replaced systems operational by the second quarter of 1999 was substantially met. In addition to the Company's in-house efforts, the Company is asking vendors, major customers, suppliers, communications providers and banks whose systems failures potentially could have a significant impact on the Company's operations to verify their Year 2000 readiness. The Company is testing such systems where appropriate and possible.

         As part of the Y2K Initiative, the Company is developing Business Continuity Plans for those areas that are critical to the Company's business. These Business Continuity Plans will be designed to mitigate serious disruptions to the Company's business flow beyond the end of 1999, and will operate independent of the external providers' Year 2000 compliance. The major drive for contingency planning will be in the last half of 1999, with the expectation that the Company's business groups will have plans in place by the end of the third quarter of 1999. Based on the Company's current plans and efforts to date, the Company does not anticipate that Year 2000 problems will have a material effect on the Company's results of operations or financial condition.

         External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. The total costs expected to be incurred to fix the Year 2000 problems are estimated at approximately $50,000. Such costs do not include normal system upgrades and replacements. The Company does not expect the costs relating to Year 2000 remedy to have a material effect on the results of operations or financial condition.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)

FORWARD-LOOKING INFORMATION

         Certain statements in this Form 10-Q and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, the outlook of the Company's clients and customers, the reception of new products and services, the success of new initiatives and acquisitions and the likelihood of incremental revenues offsetting expenses related to such new initiatives and acquisitions. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) the inherent volatility of currency fluctuations; (ii) demand for the Company's products and services; (iii) the actions of current and potential new competitors; (iv) rapid changes in technology; (v) the ability to realize cost reductions, operating efficiencies and successfully integrate acquired companies; (vi) overall economic conditions; (vii) political risks in the countries in which the Company operates; and (viii) other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-Q.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of Stockholders on June 24, 1999. Of the 22,938,652 shares of Common Stock entitled to vote at the meeting, 19,191,792 shares of Common Stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 84% of the Company's outstanding shares of Common Stock.

         At the meeting, the Company's Stockholders approved the election of Warren B. Kanders, Jonathan M. Spiller, Burtt R. Ehrlich, Nicholas Sokolow, Thomas W. Strauss, Richard C. Bartlett, Alair A. Townsend and Stephen B. Salzman to the Company's Board of Directors. The Company's Stockholders voted as follows in connection with such election:


NAME                             VOTES FOR                      VOTES AGAINST
----                             ---------                      -------------
Warren B. Kanders                19,175,434                         16,358
Jonathan M. Spiller              19,175,434                         16,358
Burtt R. Ehrlich                 19,175,434                         16,358
Nicholas Sokolow                 19,175,434                         16,358
Thomas W. Strauss                19,175,434                         16,358
Richard C. Bartlett              19,175,434                         16,358
Alair A. Townsend                19,175,434                         16,358
Stephen B. Salzman               19,175,434                         16,358


         At the meeting, the Company's Stockholders approved the 1999 Stock Incentive Plan of the Company. There were 12,125,370 vote in favor, 3,499,086 votes against and 29,815 absentions in connection with such proposal.

         At the meeting, the Company's Stockholders approved the appointment of PricewaterhouseCoopers LLP as the company's independent auditor for the Company's fiscal year ending December 31, 1999. There were 19,176,571 votes in favor, 3,835 votes against and 11,386 absentions in connection with such proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

        EXHIBIT NO.     DESCRIPTION
        -----------     ------------
           27.1         Financial Data Schedule


         (b) Reports on Form 8-K

         The following Current Reports on Form 8-K were filed during the quarter for which this Quarterly Report on Form 10-Q is filed:

         (i) Current Report on Form 8-K, dated April 26, 1999, reporting the Company's acquisition of Safariland Ltd., Inc. on Item 2 thereof. Included in such filing was the unaudited pro-forma consolidated statement of operations for the year ended December 31, 1998 and the unaudited pro-forma consolidated balance sheet as of December 31, 1998. Safariland Ltd., Inc.'s audited consolidated financial statements as of September 30, 1998 and September 30, 1997 and for the years then ended were incorporated by reference to the Company's Form S-3 in this Current Report on Form 8-K.

         (ii) Current Report on Form 8-K, dated May 3, 1999, reporting the Company's earnings for the quarter ended March 31, 1999 on Item 5 thereof.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARMOR HOLDINGS, INC.

                                           /s/ Jonathan M. Spiller
                                           ----------------------------------
                                           Jonathan M. Spiller
                                           President, Chief Executive Officer
                                           and Director
                                           Dated:  August 16, 1999


                                           /s/ Nicholas B. Winiewicz
                                           -----------------------------------
                                           Nicholas B. Winiewicz
                                           Chief Financial Officer
                                           Dated:  August 16, 1999

                                 EXHIBIT INDEX

         The following Exhibits are filed herewith:

EXHIBIT NO.       DESCRIPTION
-----------       ------------
   27.1           Financial Data Schedule