Form 10-Q/A
period 1999-06-30
ARMOR HOLDINGS INC
filed 1999-10-20
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                ----------------

                                  FORM 10-Q/A-1


(MARK ONE)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999 , or

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO       .
                                           -------   ------

COMMISSION FILE NUMBER  0-18863
                        -------


                              ARMOR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                   59-3392443
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

      1400 MARSH LANDING PARKWAY
              SUITE 112
        JACKSONVILLE, FLORIDA                              32250
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No__


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock as of August 12, 1999 is 23,871,772.

         This Amendment No. 1 to Form 10-Q for the three and six month periods ended June 30, 1999 is being filed to restate Armor Holdings, Inc.'s (the "Company") financial statements to reflect the acquisitions of Alarm Systems Holdings Company and Fire Alarm Service Corporation (the "Acquisitions") as purchases and to make certain other adjustments. The Company had previously accounted for these Acquisitions as a pooling of interests in its Form 10-Q for the three and six month periods ended June 30, 1999, as originally filed August 16, 1999.

         The restatement is being made as a result of a recent change in the advice of the Company's independent auditors. The auditors initially advised the Company, prior to closing the Acquisitions, that pooling treatment was available for the acquisitions.

         Only amended items are filed herewith.

                         PART I - FINANCIAL INFORMATION


ITEM 1.             FINANCIAL STATEMENTS

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998
-----------------------------------------------------------------

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                    JUNE 30,               DECEMBER 31,
                                                                      1999                     1998
                                                                ------------------     -----------------------
                                                                   (UNAUDITED)                   *
ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                                            $ 23,143                   $ 6,789
    Accounts receivable (net of allowance for
      doubtful accounts of $1,544 and $1,380)                              32,089                    21,363
    Inventories                                                            14,133                     9,103
    Prepaid expenses and other current assets                               9,587                     5,910
                                                                -----------------       ---------------------
        Total current assets                                               78,952                    43,165

PROPERTY, PLANT AND EQUIPMENT (net
  of accumulated depreciation of $4,704 and
  $4,172)                                                                  15,946                    12,173

GOODWILL (net of accumulated amortization
  of $2,322 and $1,577)                                                    77,695                    25,820

REORGANIZATION VALUE IN EXCESS
  OF AMOUNTS ALLOCABLE TO
  IDENTIFIABLE ASSETS (net of accumulated
  Amortization of $2,688  and $2,513)                                       1,387                     1,562

PATENTS AND TRADEMARKS (net of
  Accumulated amortization of  $919 and $728)                               6,755                     7,180

OTHER ASSETS
                                                                            5,972                     4,453
                                                                ------------------      --------------------
TOTAL ASSETS                                                            $ 186,707                   $94,353
                                                                =================       ===================

                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
 (IN THOUSANDS)

                                                                        JUNE 30,           DECEMBER 31,
                                                                          1999                 1998
                                                                   -------------------   ------------------
                                                                      (UNAUDITED)                *
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Short-term debt                                                           $   290             $  5,041
    Current portion of long-term debt and capitalized
      lease obligations                                                           868                  433
    Accounts payable, accrued expenses and other
       current liabilities                                                     22,981               13,325
                                                                   --------------------   -----------------
        Total current liabilities                                              24,139               18,799


MINORITY INTEREST                                                                 118                  108

LONG-TERM DEBT AND CAPITALIZED LEASE
  OBLIGATIONS, less current portion                                             2,800                  344
                                                                   -------------------   ------------------
   Total liabilities                                                           27,057               19,251


STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
    authorized; 0 shares issued and outstanding                                     -                    -
   Common stock, $.01 par value; 50,000,000 shares
     authorized; 24,142,500 and 16,497,808 issued and
     23,871,772 and 16,227,080 outstanding                                        244                  165
    Additional paid-in capital                                                145,186               65,408
    Cumulative comprehensive income excluded from
       net income, net of tax                                                 (1,458)                (574)
    Retained earnings                                                          18,994               13,419
    Treasury stock                                                            (3,316)              (3,316)
                                                                   -------------------   ------------------
        Total stockholders' equity                                             159,650               75,102
                                                                   -------------------   ------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                                    $186,707               $94,353
                                                                   ===================   ==================

                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

 ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30,       JUNE 30,         JUNE 30,        JUNE 30,
                                                                      1999           1998             1999            1998
                                                                   ----------     ---------        ---------       ----------
REVENUES:
  Services                                                         $ 12,847        $ 11,905        $ 25,662        $ 23,705
  Products                                                           26,064          10,928          40,089          18,763
                                                                   --------        --------        --------        --------
Total Revenues                                                     $ 38,911        $ 22,833        $ 65,751        $ 42,468
                                                                   --------        --------        --------        --------
COSTS AND EXPENSES:
  Cost of sales                                                      23,195          15,826          39,485          29,427
  Operating expenses                                                 10,176           3,935          16,669           7,238
  Amortization                                                          656             482           1,035             861
  Equity in earnings of  investees                                     (26)           (169)           (166)           (324)
  Integration and other non-recurring charges                           646               -             646               -
  Interest (income) expense, net                                        (6)           (198)            (50)           (440)
                                                                   --------        --------        --------        --------
OPERATING INCOME                                                      4,270           2,957           8,132           5,706

Other income                                                            303               -             816               -
                                                                   --------        --------        --------        --------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                                      4,573           2,957           8,948           5,706

PROVISION  FOR INCOME TAXES                                           1,738           1,122           3,373           2,097
                                                                   --------        --------        --------        --------

NET INCOME APPLICABLE TO
  COMMON SHAREHOLDERS                                              $  2,835        $  1,835        $  5,575        $  3,609
                                                                   ========        ========        ========        ========
BASIC EARNINGS PER SHARE                                           $   0.14        $   0.11        $   0.31        $   0.22
                                                                   ========        ========        ========        ========
DILUTED EARNINGS PER SHARE                                         $   0.14        $   0.11        $   0.29        $   0.21
                                                                   ========        ========        ========        ========

WEIGHTED AVERAGE SHARES - BASIC                                      20,082          16,144          18,205          16,089
                                                                   ========        ========        ========        ========
WEIGHTED AVERAGE SHARES -
  DILUTED                                                            20,839          17,034          19,087          16,949
                                                                   ========        ========        ========        ========


            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                             ------------------------------
                                                                              JUNE 30,            JUNE 30,
                                                                                1999                1998
                                                                             ----------           ---------

OPERATING ACTIVITIES:

  Net income                                                                    $ 5,575            $ 3,609
  Adjustments to reconcile net income to cash
    Provided by operating activities:
  Depreciation and amortization                                                   1,936              1,035
  Deferred income taxes                                                            (245)              (550)
  Earnings from investees                                                          (166)              (324)
  Increase in accounts  receivable                                               (1,016)              (534)
  Increase in inventories                                                        (1,004)            (1,210)
  Decrease (increase) in prepaid expenses and other assets                          422             (1,255)
  Decrease in accounts payable, accrued liabilities
    and other current liabilities                                                (5,839)            (2,935)
  Increase (decrease) in minority interest                                           10               (114)
                                                                              ---------            --------
  Net cash (used in) operating activities                                          (327)            (2,278)

INVESTING ACTIVITIES:

  Purchase of property and equipment                                             (1,513)            (1,223)
  Purchase of businesses                                                        (33,192)            (3,562)
  Dividends received from associated companies                                      146                116
                                                                              ---------            -------
  Net cash used in investing activities                                         (34,559)            (4,669)
                                                                              ---------            --------
FINANCING ACTIVITIES:


  Proceeds from the exercise of stock options                                       803                172
  Proceeds from the issuance of common stock                                     61,018                  -
  Net repayments under line of credit                                            (5,041)                 -
  Net repayments of long-term debt                                               (4,656)              (780)
  Repurchase of treasury stock                                                        -               (685)
                                                                              ---------            --------
  Net cash provided by  (used in) financing activities                           52,124             (1,293)
                                                                              ---------            --------
  Net effect of translation of foreign currencies                                  (884)                (5)
                                                                              ---------            --------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           16,354             (8,245)
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  6,789             19,300
                                                                              ---------            --------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 23,143           $ 11,055
                                                                              =========           =========

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


2. RESTATEMENT

         The Company is restating its financial results to reflect the acquisitions of Alarm Systems Holding Company and Fire Alarm Service Corporation as purchases. On June 30, 1999, the Company completed these acquisitions as pooling of interests and reported them as such in its Form 10Q for that period.

         The effect of this restatement on the Company's balance sheet as of June 30, 1999 was to increase assets by $11.9 million due to the goodwill recorded as a result of accounting for these acquisitions as purchases and to increase stockholders' equity by $13.2 million.

         The effect of this restatement on the Company's statement of operations was to increase the net income reported for the three months ended June 30, 1999 by $55,000, or $.01 per diluted share, and decrease the net income reported for the six months ended June 30, 1999 by $177,000, with no effect on earnings per diluted share. The restatement decreased total revenues by $3.0 million and $6.0 million for the three and six months ended June 30, 1999, respectively.


3. COMPREHENSIVE INCOME


         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income."

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


3. COMPREHENSIVE INCOME (CONTINUED)

         Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and the Company has adopted the standard for its fiscal year beginning December 28, 1997. During the three months ended June 30, 1999 and June 30, 1998, comprehensive income was approximately $2,672,000 and $1,936,000 respectively, consisting of unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity. During the six months ended June 30, 1999 and June 30, 1998, comprehensive income was $4,691,000 and $3,604,000 respectively, consisting of net income plus or minus, as applicable, unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity.


4. SIGNIFICANT DEVELOPMENTS

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


ASH and FAS - On June 30, 1999, the Company acquired all of the outstanding capital stock of two affiliated security systems integrators, Alarm Systems Holding Company of Lyndhurst, New Jersey ("ASH") and Fire Alarm Service Corporation of Tampa, Florida ("FAS"). Each of ASH and FAS design, install and service commercial and industrial security systems, including access control systems, burglar and fire alarm systems, closed circuit television and other engineered low voltage systems in New Jersey, Florida, and South Carolina.The purchase price was approximately $12.7 million consisting of 1,226,021 shares of the Company's common stock. Of these shares, 299,568 are unallocated and held by the Company. These transactions were accounted for as purchases.

         The unaudited consolidated results of operations of the Company on a pro forma basis as if the Company had consummated each of the above acquisitions, as well as each of its 1998 acquisitions including Low Voltage Systems Technology, Inc., Asmara Limited, Pro-Tech Armored Products of Massachusetts, Inc., CDR International Ltd., Law Enforcement Division of MACE Security International, Inc. and the Alarm Protection Services, Inc as discussed in the Company's December 31, 1998 filing on Form 10-K for its fiscal year ended December 31, 1998 at the beginning of each period shown are as follows:


                                             FOR THE SIX MONTHS ENDED
                                         JUNE 30, 1999        JUNE 30, 1998
                                         -------------       --------------
Revenues                                    $82,881              $81,358
Net income                                  $ 5,171              $ 3,700
Diluted earnings per share                  $  0.26              $  0.20
Weighted average shares - diluted            20,138               18,371


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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


The Company has invested substantial resources outside of the United States and plans to continue to do so in the future. Substantially all of the operations of the services segment are conducted in emerging markets in South America, CIS (former Soviet Union), Africa and Asia. These operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector.

         Government actions in the future could have a material adverse effect on the Company and its operating companies. The Company does not have political risk insurance in the countries in which it currently conducts business. Moreover, applicable agreements relating to the Company's interests in its operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for the Company to enforce its rights. Accordingly, the Company may have little or no recourse upon the occurrence of any of these developments.

         Revenues, income from operations (before amortization, equity in earnings, integration and other non-recurring expenses and interest expense (income), net) and total assets for each of the Company's segments for the six months ended June 30, 1999 and June 30, 1998 were as follows:


         SIX MONTHS ENDED         JUNE 30, 1999       JUNE 30, 1998
                                  -------------       -------------
                                             (IN THOUSANDS)
Revenues:
  Services                          $ 25,662             $ 23,705
  Products                            40,089               18,763
                                    --------             --------
    Total revenues                  $ 65,751             $ 42,468

Income from operations:
  Services                          $  2,619             $  2,908
  Products                             8,116                3,755
  Corporate expenses                  (1,138)                (860)
                                    --------             --------

    Total income from operations    $  9,597             $  5,803

 Total assets:
   Services                         $ 62,851             $ 40,321
   Products                          100,406               33,137
   Corporate                          23,450               10,994
                                    --------             --------
    Total assets                    $186,707             $ 84,452

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)

         Revenues from unaffiliated customers by geographic area consist of the following:

           SIX MONTHS ENDED               JUNE 30, 1999        JUNE 30, 1998
                                          -------------        -------------
                                                    (IN THOUSANDS)
     Sales to unaffiliated customers:

   North America                             $ 34,947             $ 14,322
   South America                                8,162                9,036
   Africa                                       8,893                8,810
   Europe/Asia                                 13,749               10,300
                                             --------             --------
      Total revenues                         $ 65,751             $ 42,468

Income from operations:
   North America                             $  5,350             $  1,999
   South America                                1,435                1,393
   Africa                                       1,400                1,084
   Europe/Asia                                  1,375                1,327
   Other                                           37                    -
                                             --------             --------
      Total income from operations           $  9,597             $  5,803

Total assets:
   North America                             $145,731             $ 44,876
   South America                                6,993                4,530
   Africa                                       2,405                  334
   Europe/Asia                                 31,578               34,712
                                             --------             --------
       Total assets                          $186,707             $ 84,452

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)


6. EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income:


                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        JUNE 30,        JUNE 30,         JUNE 30,       JUNE 30,
                                                          1999            1998             1999          1998
                                                       ---------       ----------       ----------     ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per share:

Net income                                             $  2,835        $  1,835          $  5,575       $  3,609
                                                       ========        ========          ========       ========

Denominator for basic earnings per share
  Weighted average shares:                               20,082          16,144            18,205         16,089

Effect of shares issuable under stock option
  and stock grant plans, based on the
  treasury stock method                                     757             890               882            860
                                                       --------        --------          --------       --------
Denominator for diluted earnings per share-
  Adjusted weighted average shares                       20,839          17,034            19,087         16,949
                                                       --------        --------          --------       --------

Basic earnings per share                               $   0.14        $   0.11          $   0.31       $   0.22
                                                       ========        ========          ========       ========

Diluted earnings per share                             $   0.14        $   0.11          $   0.29       $   0.21
                                                       ========        ========          ========       ========

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

ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Service Revenues. Service revenues increased by $942,000, or 7.9%, to $12.8 million in the three months ended June 30, 1999 compared to $11.9 million in the three months ended June 30, 1998. This increase was primarily due to the integration of the acquisitions of CDR and APS acquired on June 11, 1998 and July 15, 1998 respectively. These acquisitions were accounted for as purchases and the results of their operations are recorded only for the period the Company owned them.

         Product Revenues. Product revenues increased by $15.1 million, or 139%, to $26.1 million in the three months ended June 30, 1999 compared to $10.9 million in the three months ended June 30, 1998. This increase was primarily due to acquisitions of Safariland and Fed Labs whose results are included in the three months ended June 30, 1999 but not in the three months ended June 30, 1998. In addition to the increased revenues from these two acquisitions, products sales grew internally by 15% in the second quarter of 1999 compared to the second quarter of 1998.

         Cost of sales. Cost of sales increased by $7.4 million, or 46.6%, to $23.2 million in the three months ended June 30, 1999 compared to $15.8 million in the three months ended June 30, 1998. This increase was primarily due to the acquisition of Safariland and increased revenues for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 net of a reclassification to operating expenses in 1999 of $1.6 million related to the field operations of the ArmorGroup Services division. As a percentage of total revenues, cost of sales decreased to 59.6% of total revenues for the three months ended June 30, 1999 from 69.3% for the three months ended June 30, 1998 reflecting a greater proportion of total revenues generated by our Armor Holdings Products division in the period ended June 30, 1999, improvement in the gross margin of the ArmorGroup Services Division and the reclassification previously mentioned.

         Operating expenses. Operating expenses increased by $6.2 million, or 158.6%, to $10.2 million (26.2% of total revenues) in the three months ended June 30, 1999 compared to $3.9 million (17.2% of total revenues) in the three months ended June 30, 1998. This increase was primarily due to the acquisition of Safariland and the reclassification from cost of sales mentioned previously which are reflected in the three month period ended June 30, 1999 but not in the three month period ended June 30, 1998.

ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)

         Amortization. Amortization expense increased by $174,000, or 36.1%, to $656,000 in the three months ended June 30, 1999 compared to $482,000 in the three months ended June 30, 1998. This increase was primarily due to additional amortization of intangible assets acquired as a result of the Safariland and Parvus acquisitions during the three months ended June 30, 1999, in addition to the acquisitions of the Law Enforcement Division of MACE Security International, Inc, Alarm Protection Services, Inc and CDR International, Inc. which would not have been reflected in the three months ended June 30, 1998.

         Equity in earnings of investees. Equity in earnings of investees decreased by $143,000 or 84.6%, to $26,000 in the three months ended June 30, 1999 compared to $169,000 in the three months ended June 30, 1998. The equity in earnings relates to the Company's 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS").

         Integration and other non-recurring charges. The Company incurred $646,000 in fees, expenses and costs associated with the integration of the Company's recent acquisitions in the three months ended June 30, 1999. The Company did not incur such fees in the three months ended June 30, 1998. The Company expects to incur additional integration related expenses as a result of the recently completed acquisitions.

         Interest expense (income). The company had net interest income of $6,000 for the three months ended June 30, 1999 compared to net interest income of $198,000 for the three months ended June 30, 1998. This decrease in net interest income of $192,000 for the three months ended June 30, 1999 is primarily the result of the Safariland acquisition that was financed with borrowings under the Company's line of credit. The Company had no such borrowing in the three months ended June 30, 1998.

         Operating Income. Operating income increased by $1.3 million, or 44.4% to $4.3 million in the three months ended June 30, 1999 compared to $3.0 million in the three months ended June 30, 1998 primarily due to factors discussed above.

         Other income. Other income increased to $303,000 for the three months ended June 30, 1999. There was no such income for the three months ended June 30, 1998. The other income results from the gain on sale of stock in MACE Security International acquired through warrants received as part of the acquisition of certain assets of the Law Enforcement Division of MACE Security International in July of 1998.

         Income before provision for income taxes. Income before provision for income taxes increased by $1.6 million, or 54.6%, to $4.6 million in the three months ended June 30, 1999 compared to $3.0 million in the three months ended June 30, 1998 primarily due to factors discussed above.

         Provision for income taxes. Provision for income taxes totaled $1.7 million in the three months ended June 30, 1999, as compared to $1.1 million in the three months ended June 30,

ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)

1998. The increase in the Company's effective tax rate is a result of the increased amortization of the goodwill generated by the Safariland acquisition that is not tax deductible. The provision was based on the Company's U.S. federal and state statutory income tax rates of approximately 39% for its U.S.-based companies and a 37% blended effective tax rate for foreign operations of the Company. The effective tax rate for the Company's foreign operations is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates.

         Net income. Net income increased $1.0 million, or 54.5 %, to $2.8 million in the three months ended June 30, 1999 compared to $1.8 million for the three months ended June 30, 1998. The increase is primarily due to a combination of acquisitions made during the period being successfully integrated, coupled with strong internal growth in the Products Division.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998
-------------------------------------------------------------------------

         Service Revenues. Service revenues increased by $2.0 million or 8.3%, to $25.7 million in the six months ended June 30, 1999 compared to $23.7 million in the six months ended June 30, 1998. This increase was primarily due to the integration of the Parvus, CDR and APS acquired on May 4, 1999, June 11, 1998 and July 15, 1998 respectively. These acquisitions were accounted for as purchases and the results of their operations are recorded only for the period the Company owned them.

         Product Revenues. Product revenues increased by $21.3 million, or 113.7%, to $40.1 million in the six months ended June 30, 1999 compared to $18.8 million in the six months ended June 30, 1998. This increase was primarily due to the integration of the Safariland, Fed Labs and Pro-Tech acquisitions on April 12, 1999, July 15, 1998 and April 1, 1998 respectively. These acquisitions were accounted for as purchases and the results of their operations are recorded only for the period the Company owned them.

         Cost of sales. Cost of sales increased by $10.1 million, or 34.2%, to $39.5 million in the six months ended June 30, 1999 compared to $29.4 million in the six months ended June 30, 1998. This increase was primarily due to increased revenues for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 net of a reclassification to operating expenses in 1999 of $3.2 million related to the field operations of the ArmorGroup Services division. As a percentage of total revenues, cost of sales decreased to 60.1% of total revenues for the six months ended June 30, 1999 from 69.3% for the six months ended June 30, 1998 reflecting a greater proportion of total revenues generated by our Armor Holdings Products division in the period ended June 30, 1999, improvement in the gross margin of the ArmorGroup Services Division and the reclassification previously mentioned.

ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


         Operating expenses. Operating expenses increased by $9.4 million, or 130.3%, to $16.7 million (25.4% of total revenues) in the six months ended June 30, 1999 compared to $7.2 million (17.0% of total revenues) in the six months ended June 30, 1998. This increase was primarily due to the acquisitions mentioned above and to higher selling expenses associated with the greater proportion of total revenues generated by our Armor Holdings Products division in the period ended June 30, 1999 compared to June 30, 1998 as well as the reclassification in 1999 of certain operating expenses related to the field operations of ArmorGroup Services division mentioned previously.

         Amortization. Amortization expense increased by $174,000, or 20.2%, to $1.0 million in the six months ended June 30, 1999 compared to $861,000 in the six months ended June 30, 1998. This increase was primarily due to additional amortization of intangible assets acquired as a result of the acquisitions of Safariland and Parvus during the six month period ending June 30, 1999 which would not have been reflected in the six month period ended June 30, 1998.

         Equity in earnings of investees. Equity in earnings of investees decreased by $158,000 or 48.8%, to $166,000 in the six months ended June 30, 1999 compared to $324,000 in the six months ended June 30, 1998. The equity in earnings relates to the Company's 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS").

         Integration and other non-recurring charges. The Company incurred $646,000 in fees, expenses and costs associated with the integration of the Company's recent acquisitions in the six months ended June 30, 1999. The Company did not incur such fees in the six months ended June 30, 1998. The Company expects to incur additional integration related expenses as a result of the recently completed acquisitions.

         Interest expense (income). Interest income, net decreased by $390,000, or 88.6%, to $50,000 for the six months ended June 30, 1999 compared to $440,000 for the six months ended June 30, 1998. This decrease was primarily due to the acquisition of Safariland during the six months ended June 30, 1999. This acquisition was financed with borrowings under the Company's line of credit. The Company had no such borrowings during the six months ended June 30, 1998.

         Operating Income. Operating income increased by $2.4 million, or 42.5%, to $8.1 million in the six months ended June 30, 1999 compared to $5.7 million in the six months ended June 30, 1998 primarily due to factors discussed above.

         Other income. Other income increased to $816,000 for the six months ended June 30, 1999. There was no such income for the three months ended March 31, 1998. The other income results primarily from the gain on sale of stock in MACE Security

ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


International acquired through warrants received as part of the acquisition of certain assets of the Law Enforcement Division of MACE Security International in July of 1998.

         Income before provision for income taxes. Income before provision for income for taxes increased by $3.2 million, or 56.8%, to $8.9 million in the six months ended June 30, 1999 compared to $5.7 million in the six months ended June 30, 1998 primarily due to factors discussed above.

         Provision for income taxes. Provision for income taxes totaled $3.4 million in the six months ended June 30, 1999, as compared to $2.1 million in the six months ended June 30, 1998. The increase in the Company's effective tax rate is a result of the increased amortization of the goodwill generated by the Safariland acquisition that is not tax deductible. The provision was based on the Company's U.S. federal and state statutory income tax rates of approximately 39% for its U.S.-based companies and a 37% blended effective tax rate for foreign operations of the its U.S.-based companies and a 37% blended effective tax rate for foreign operations of the Company. The effective tax rate for the Company's foreign operations is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates.

         Net income. Net income increased $2.0 million, or 54.5 %, to $5.6 million in the six months ended June 30, 1999 compared to $3.6 million for the six months ended June 30, 1998. The increase is primarily due to a combination of acquisitions made during the period being successfully integrated, coupled with internal growth.


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

         As of June 30, 1999 and December 31, 1998, the Company had working capital of $53.0 million and $24.3 million, respectively.

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


RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

         The Company does business in numerous countries, including emerging markets in Africa, Asia and South America. The Company has invested substantial resources outside of the United States and plans to continue to do so in the future. The Company's international operations are

ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector. Government actions in the future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on the Company and its operating companies. The Company does not have political risk insurance in the countries in which it conducts business. Moreover, applicable agreements relating to the Company's interests in its operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for the Company to enforce its rights. Accordingly, the Company may have little or no recourse upon the occurrence of any of these developments.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                     PART II


ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

(a).     Exhibits

         The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

         EXHIBIT NO.       DESCRIPTION
         -----------       -----------
         27.1              Financial Data Schedule.
         99.1              Press release dated October 18, 1999.


(b).    Reports on Form 8-K

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


                                       ARMOR HOLDINGS, INC.

                                       /s/ Jonathan M. Spiller
                                       ----------------------------------
                                       Jonathan M. Spiller
                                       President, Chief Executive Officer
                                       and Director
                                       Dated:  October __, 1999


                                       /s/ Nicholas B. Winiewicz
                                       -------------------------------------
                                       Nicholas B. Winiewicz
                                       Chief Financial Officer
                                       Dated:  October __, 1999

         EXHIBIT INDEX

         The following Exhibits are filed herewith:

         EXHIBIT NO.       DESCRIPTION
         -----------       -----------
         27.1              Financial Data Schedule

         99.1              Press Release on Restatement