Form 10-Q
period 1999-09-30
ARMOR HOLDINGS INC
filed 1999-11-15
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                ----------------
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999 , or

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

The number of shares outstanding of the registrant's Common Stock as of November 12, 1999 is 23,547,438.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. (the "Company") and its direct and indirect wholly owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all intercompany items and transactions) which management considers necessary for a fair presentation of operating results as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and September 30, 1998.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, as Amended ("Form 10-K") for the year ended December 31, 1998.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              1999            1998
                                                           --------        --------
                                                           (UNAUDITED)         *
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                              $ 24,054        $  6,789
    Accounts receivable (net of allowance for
       doubtful accounts of $1,618 and $1,380)               33,724          21,363
    Inventories (See note 2)                                 14,970           9,103
    Prepaid expenses and other current assets                11,522           5,910
                                                           --------        --------
        Total current assets                                 84,270          43,165

PROPERTY, PLANT AND EQUIPMENT (net
  of accumulated depreciation of $5,690 and                  16,391          12,173
  $4,172)

GOODWILL (net of accumulated amortization                    74,690          25,820
  of $2,914 and $1,577)

REORGANIZATION VALUE IN EXCESS
  OF AMOUNTS ALLOCABLE TO
  IDENTIFIABLE ASSETS (net of accumulated                     1,374           1,562
   amortization $2,701 and $2,513)

PATENTS AND TRADEMARKS (net of                                7,038           7,180
   accumulated amortization $1,028 and $728)

OTHER ASSETS                                                  5,643           4,453
                                                           --------        --------
                                                           $189,406        $ 94,353
                                                           ========        ========



                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                          SEPTEMBER 30,     DECEMBER 31,
                                                              1999             1998
                                                            ---------         ---------
                                                           (UNAUDITED)            *
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term debt                                          $   --          $  5,041
    Current portion of long-term debt and capitalized
      lease obligations                                           868             433
    Accounts payable, accrued expenses and other
      current liabilities                                      24,724          13,325
                                                            ---------       ---------
        Total current liabilities                              25,592          18,799

MINORITY INTEREST                                                 100             108
LONG-TERM DEBT AND CAPITALIZED LEASE
  OBLIGATIONS, less current portion                             2,567             344
                                                            ---------       ---------
   Total liabilities                                           28,259          19,251


STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
    authorized; 0 shares issued and outstanding                  --              --
   Common stock, $.01 par value; 50,000,000 shares
     authorized; 24,178,166 and 16,497,808 issued and
     23,907,438 and 16,227,080 outstanding, respectively          244             165
    Additional paid-in capital                                145,288          65,408

    Cumulative comprehensive income excluded from
     net income, net of tax                                    (1,164)           (574)
    Retained earnings                                          22,896          13,419
    Unallocated ESOP shares                                    (2,801)
    Treasury stock                                             (3,316)         (3,316)
                                                            ---------       ---------
       Total stockholders' equity                             161,147          75,102
                                                            ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                   $ 189,406       $  94,353
                                                            =========       =========


                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

 ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                -------------------------        -------------------------
                                                SEPTEMBER       SEPTEMBER        SEPTEMBER       SEPTEMBER
                                                 30, 1999        30, 1998         30, 1999        30, 1998
                                                  -------         -------        ---------         -------
REVENUES:
  Services                                        $16,693         $13,860        $ 42,355         $37,565
  Products                                         28,398          12,584          68,487          31,347
                                                  -------         -------        --------         -------
Total Revenues                                     45,091          26,444         110,842          68,912
                                                  -------         -------        --------         -------

COSTS AND EXPENSES:
  Cost of sales                                    27,241          16,342          66,726          43,922
  Operating expenses                               10,121           6,264          26,790          15,715
  Amortization                                        741             370           1,776             865
  Equity in earnings of  investees                     --            (199)           (166)           (523)
  Integration charges                                 643              --           1,289              --
  Interest income, net                               (41)            (104)            (91)           (544)
                                                  -------         -------        --------         -------

                                                    6,386           3,771          14,518           9,477
OPERATING INCOME

Other income                                           --              --             816              --
                                                  -------         -------        --------         -------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                    6,386           3,771          15,334           9,477

PROVISION FOR INCOME TAXES                          2,484           1,445           5,857           3,542
                                                  -------         -------        --------         -------
NET INCOME                                        $ 3,902         $ 2,326         $ 9,477         $ 5,935
                                                  =======         =======         =======         =======

BASIC EARNINGS PER SHARE                           $ 0.16          $ 0.14          $ 0.47          $ 0.37
                                                  =======         =======         =======         =======

DILUTED EARNINGS PER SHARE                         $ 0.16          $ 0.14          $ 0.45          $ 0.35
                                                  =======         =======         =======         =======

WEIGHTED AVERAGE SHARES - BASIC                    23,885          16,224          20,119          16,143
                                                  =======         =======         =======         =======

WEIGHTED AVERAGE SHARES - DILUTED                  24,473          17,022          20,855          17,040
                                                  =======         =======         =======         =======




            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                          NINE MONTHS ENDED
                                                       ---------------------------
                                                       SEPTEMBER 30,  SEPTEMBER 30,
                                                           1999           1998
                                                         --------       --------
OPERATING ACTIVITIES:
  Net income                                             $  9,477       $  5,935
  Adjustments to reconcile net income to cash
    Provided by (used in) operating activities net
    of effects Of acquisitions:
  Depreciation and amortization                             3,636          2,017
  Earnings from investees                                    (166)          (523)
  Increase in accounts  receivable                         (2,651)        (2,089)
  Increase in inventories                                  (1,841)        (1,092)
  Increase in prepaid expenses and other assets            (4,230)        (2,666)
  Decrease in accounts payable, accrued liabilities
    And other current liabilities                          (4,095)        (4,941)
  Decrease in minority interest                                (8)          (113)
                                                         --------       --------
  Net cash provided by (used in) operating activities         122         (3,472)
                                                         --------       --------

INVESTING ACTIVITIES:


  Purchase of property and equipment                       (2,944)        (1,588)
  Purchase of businesses                                  (31,171)        (9,444)
  Dividends received from associated companies                145            315
                                                         --------       --------
  Net cash used in investing activities                   (33,970)       (10,717)
                                                         --------       --------

FINANCING ACTIVITIES:


  Proceeds from the exercise of stock options                 842            172
  Proceeds from the issuance of common stock               61,082           --
  Net repayments under line of credit                      (5,332)           999
  Repayments of long-term debt                             (4,889)          (850)
  Repurchase of treasury stock                               --             (685)
                                                         --------       --------
  Net cash provided by  (used in) financing activities     51,703           (364)
                                                         --------       --------
  Net effect of translation of foreign currencies            (590)           (77)
                                                         --------       --------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     17,265        (14,630)
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            6,789         19,300
                                                         --------       --------
  CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 24,054       $  4,670
                                                         ========       ========




            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. BASIS OF PRESENTATION

     Armor Holdings, Inc., a Delaware corporation, together with its subsidiaries (collectively "AHI" or the "Company"), is a leading global provider of security risk management services and security products to multi-national corporations and governmental agencies through its ArmorGroup Services and Armor Holdings Products divisions.

     The accompanying condensed consolidated financial statements of the Company include its direct and indirect wholly owned subsidiaries. These financial statements have been prepared in accordance with the instructions to Form 10-Q, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring accruals and the elimination of all significant intercompany items and transactions) necessary to present fairly the financial position and results of operations for the periods indicated. Certain reclassifications have been made to the 1998 financial statements in order to conform to the presentation adopted for 1999.

     These condensed consolidated financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2. INVENTORIES

     The inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as followings (dollars in thousands):

                            SEPTEMBER 30, 1999      DECEMBER 31, 1998
                            ------------------      -----------------
INVENTORY CATEGORY
Raw material                     $ 7,984               $ 4,863
Work-in-process                    1,354                 1,348
Finished goods                     5,632                 2,892
                                 -------               -------
  Total inventories              $14,970               $ 9,103


3. ACQUISITIONS

     The Company has completed several acquisitions in the periods presented. These transactions were accounted for as purchases and are included in the results of the Company only for the period owned. As a result of the acquisitions of Safariland Ltd., Inc. ("Safariland"), The Parvus Company ("Parvus"), Alarm Systems Holding Company ("ASH") and Fire Alarm Service Corporation ("FAS"), the Company has recorded integration charges related to the financial and operational integration of these acquisitions. These expenses, consisting primarily of severance, relocation, training and travel expenses, were incurred by the Company to integrate these acquisitions.

     The unaudited consolidated results of operations of the Company on a pro forma basis as if the Company had consummated each of the acquisitions of Safariland, Parvus, ASH and FAS, as well as each of its 1998 acquisitions including Low Voltage Systems Technology, Inc., Asmara Limited, Pro-Tech Armored Products of Massachusetts, Inc., CDR International Ltd., Law Enforcement Division of MACE Security International, Inc. and the Alarm Protection Services, Inc as discussed in the Company's December 31, 1998 filing on Form 10-K for its fiscal year ended December 31, 1998 at the beginning of each period shown are as follows.

                                             FOR THE NINE MONTHS ENDED
                                           -------------------------------
                                           SEPTEMBER 30,    SEPTEMBER 30,
                                               1999             1998
                                           -------------    -------------
Revenues                                     $ 128,346        $ 123,934
Net income                                   $  11,868        $   7,129
Diluted earnings per share                       $0.55            $0.39
Weighted average shares - diluted               21,386           18,338

4. COMPREHENSIVE INCOME

     Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. SFAS No. 130 was effective for fiscal years beginning after December 15, 1997, and the Company adopted the standard for its fiscal year beginning December 28, 1997. During the three months ended September 30, 1999 and September 30, 1998, comprehensive income was $3.6 million and $2.1 million respectively, with the difference from net income consisting of unrealized gains or losses on the Company's foreign currency translation adjustments, net of tax. During the nine months ended September 30, 1999 and September 30, 1998, comprehensive income was $8.3 million and $5.7 million respectively.


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

     Government actions in the future could have a material adverse effect on the Company and its operating companies. The Company does not currently have political risk insurance in the countries in which it currently conducts business, but does periodically analyze the need for and cost associated with this type of policy. Moreover, applicable agreements relating to the Company's interests in its operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for the Company to enforce its rights. Accordingly, the Company may have little or no recourse upon the occurrence of any of these developments.

     Revenues, income from operations (before amortization, equity in earnings, integration expenses and interest income, net) and total assets for each of the Company's segments for the nine months ended September 30, 1999 and September 30, 1998 were as follows:

                                               NINE MONTHS ENDED
                                   --------------------------------------------
                                   SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                   ------------------        ------------------
Revenues:
 Services                              $ 42,355                    $37,565
 Products                                68,487                     31,347
                                       --------                    -------
  Total revenues                       $110,842                    $68,912
                                       --------                    -------
Income from operations:
 Services                              $  4,903                    $ 4,949
 Products                                14,339                      5,556
 Corporate expenses                      (1,884)                    (1,230)
                                       --------                    -------
  Total income from operations         $ 17,358                    $ 9,275

Total assets:
 Services                              $ 63,772                    $38,234
 Products                               101,598                     43,046
 Corporate                               24,036                      6,786
                                       --------                    -------
  Total assets                         $189,406                    $88,066

     Revenues from unaffiliated customers by geographic area consist of the following:

                                               NINE MONTHS ENDED
                                   --------------------------------------------
                                   SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                   ------------------        ------------------
Sales to unaffiliated customers:
 North America                          $ 65,365                   $ 27,401
 South America                            12,163                     11,639
 Africa                                   13,344                     14,052
 Europe/Asia                              19,970                     15,820
                                        --------                   --------
  Total revenues                        $110,842                   $ 68,912

Income from operations:
 North America                          $ 10,631                   $  3,665
 South America                             2,236                      1,905
 Africa                                    2,040                      1,762
 Europe/Asia                               2,451                      1,943
                                        --------                   --------
  Total income from operations          $ 17,358                   $  9,275

Total assets:
 North America                          $145,361                   $ 38,992
 South America                             7,798                      4,549
 Africa                                    2,419                      2,605
 Europe/Asia                              33,828                     41,920
                                        --------                   --------
  Total assets                          $189,406                   $ 88,066




6. EARNINGS PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing the net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options.The following is the composition of the numerators and denominators used in computation of the basic and diluted earnings per share:

                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               ------------------------          ------------------------
                                                                SEPTEMBER       SEPTEMBER        SEPTEMBER       SEPTEMBER
                                                                30, 1999        30, 1998         30, 1999        30, 1998
                                                                -------         -------          -------         -------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted
 Earnings per share:

Net income                                                      $ 3,902         $ 2,326          $ 9,477         $ 5,935
                                                                =======         =======          =======         =======

Denominator for basic earnings per
 share weighted average shares                                   23,885          16,224           20,119          16,143

Effect of shares issuable under stock
 option and stock grant plans, based on
 the treasury stock method                                          588             798              736             897
                                                                -------         -------          -------         -------

Denominator for diluted earnings per
 share- Adjusted weighted average
 shares                                                          24,473          17,022           20,855          17,040
                                                                =======         =======          =======         =======
     Basic earnings per share                                    $ 0.16          $ 0.14           $ 0.47          $ 0.37
                                                                =======         =======          =======         =======
     Diluted earnings per share                                  $ 0.16          $ 0.14           $ 0.45          $ 0.35
                                                                =======         =======          =======         =======

7. EMPLOYEE STOCK OPTION PLAN

     As part of the acquisition of ASH, the Company became the sponsor of a leveraged Employee Stock Ownership Plan ("ESOP"). All of ASH's employees who worked twenty or more hours per week are eligible for the plan. The ESOP borrowed $3,533,331 for a term of seven years at an interest rate of 7% and used the proceeds, plus additional cash of approximately $200,000, to buy 51% of AHS' shares at market price. All of the ESOP shares were initially pledged as collateral for the debt of the ESOP. As this debt is repaid, shares are allocated to ESOP participants pursuant to the terms of the ESOP Documents. The unallocated shares held by the ESOP remain pledged as collateral.

     Contributions are used to repay the loan, and stock is released from collateral as principal and interest are paid. The stock is then allocated to participants' accounts at fair value. Unallocated ESOP shares reflected in stockholders' equity section of the Company's balance sheet is reduced as shares are allocated to participants' accounts. Long-term debt is reduced as payments are made on the third-party financing.

     The number of shares allocated and unallocated are as follows:

                           9/30/99            6/30/99
                           -------            -------
Allocated                   79,278             79,278
Unallocated                299,569            299,569
                           -------            -------
 Total                     378,847            378,847
                           =======            =======

     Compensation expense is equal to the current market price of the stock released from collateral. Compensation expense relating to the ESOP contributions for the three or nine months ended September 30, 1999 was $107,283. There was no such compensation expense for the three or months ended September 30, 1998.


8. SUBSEQUENT EVENT

     On October 18, 1999, the Board of Directors of Armor Holdings, Inc. (the "Company") approved a stock repurchase program pursuant to which the Company is authorized, depending upon market conditions and other factors, to repurchase up to a maximum of 10% of its Common Stock in the open market, in privately negotiated transactions or otherwise. Such repurchases will be made in accordance with applicable rules and regulations, and may be discontinued at any time. The new repurchase program will replace the Company's previous repurchase program, which was adopted in August 1998, and will be in effect until December 31, 2001. The Company's existing credit facility limits repurchases pursuant to a stock repurchase program to $25 million.


9.       LEGAL MATTERS

     On January 16, 1998, ArmorGroup Services division ceased operations in the country of Angola. The cessation of operations in Angola was dictated by that government's decision to deport all of ArmorGroup Services' expatriate management and supervisors. As a result of the cessation of operations in Angola, the Company's ArmorGroup Services division is involved in various disputes with SHRM S.A., its minority joint venture partner relating to the Angolan business. The Company believes that the likelihood of loss related to these disputes is possible and the maximum exposure is approximately $500,000. SHRM has alleged that as a result of the cessation of operations, it has suffered damages of $5 million from lost business. In March 1999, the Company filed a claim of $16.1 million in the Commercial Court Nanterre in France against SHRM for actual and punitive damages from SHRM's violation of its obligations resulting from its agreement with the Company.

     On September 20, 1999, the Company was notified that SHRM and SIA filed a complaint before the chamber of the Commercial Court of Paris against the Company, several subsidiaries of the Company, the former president of DSIA, members of the board of DSIA, a director of the Company, and Deloitte & Touche and Mr. Declety (both of them being the statutory auditors of DSIA) seeking to obtain damages in an amount of $20,000,000.

     Among many allegations, SHRM claims that as a result (i) of misrepresentation in the joint venture agreement regarding the setting up of DSIA, (ii) and of the handling of the crisis and of the matters resulting form the crisis by DSL and the other defendants, SHRM suffered substantial damages and lost its business in Angola. No hearing is yet scheduled, and December 8, 1999 is stipulated in the claim is the first procedural hearing for the purpose of which is to register the name and details of the lawyers of each defendant.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the Company's results of operations and analysis of financial condition for the three and nine months ended September 30, 1999. The results of operations for the business combinations accounted for as purchase transactions are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the our Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

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

     Foreign Currency Translation. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange as of the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment, which represents the effect of translating assets and liabilities of the Company's foreign operations, was a loss of approximately $1.2 million as of September 30, 1999 and $574,000 as of December 31, 1998 net of applicable taxes of $720,000 and $77,000, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998


     Service Revenues. Service revenues increased by $2.8 million, or 20.4%, to $16.7 million in the three months ended September 30, 1999 compared to $13.9 million in the three months ended September 30, 1998. This increase was primarily due to the inclusion of the acquisitions of ASH and FAS acquired on June 30, 1999. These acquisitions were accounted for as purchases and the results of their operations are recorded only for the period the Company owned them.

     Product Revenues. Product revenues increased by $15.8 million, or 125.7%, to $28.4 million in the three months ended September 30, 1999 compared to $12.6 million in the three months ended September 30, 1998. This increase was primarily due to acquisition of Safariland whose results are included in the three months ended September 30, 1999 but not in the three months ended September 30, 1998. In addition to the increased revenues from the Safariland acquisition, products sales grew internally by 20% in the third quarter of 1999 compared to the third quarter of 1998.

     Cost of sales. Cost of sales increased by $10.9 million, or 66.7%, to $27.2 million in the three months ended September 30, 1999 compared to $16.3 million in the three months ended September 30, 1998. This increase was primarily due to the acquisitions of Safariland, ASH and FAS and the increased revenues associated with the inclusion of these acquisitions in the three months ended September 30, 1999 compared to the three months ended September 30, 1998. As a percentage of total revenues, cost of sales decreased to 60.4% of total revenues for the three months ended September 30, 1999 from 61.8% for the three months ended September 30, 1998 reflecting a greater proportion of total revenues generated by our Armor Holdings Products division in the period ended September 30, 1999 and improvement in the gross margin of the ArmorGroup Services Division.

     Operating expenses. Operating expenses increased by $3.9 million, or 61.6%, to $10.1 million (22.4% of total revenues) in the three months ended September 30, 1999 compared to $6.3 million (23.7% of total revenues) in the three months ended September 30, 1998. This increase was primarily due to the acquisitions of Safariland, Parvus, ASH and FAS which are reflected in the three month period ended September 30, 1999 but not in the three month period ended September 30, 1998.

     Amortization. Amortization expense increased by $371,000, or 100.3%, to $741,000 in the three months ended September 30, 1999 compared to $370,000 in the three months ended September 30, 1998. This increase was primarily due to additional amortization of intangible assets acquired as a result of the Safariland, Parvus, ASH and FAS acquisitions during the three months ended September 30, 1999, which would not have been reflected in the three months ended September 30, 1998.

     Equity in earnings of investees. Equity in earnings of investees decreased by $199,000 in the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The equity in earnings relates to the Company's 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS").

     Integration charges. The Company incurred $643,000 in fees, expenses and costs associated with the integration of the Company's recent acquisitions in the three months ended September 30, 1999. The Company did not incur such fees in the three months ended September 30, 1998.

     Interest income, net. Net interest income decreased by $63,000, or 60.6%, to $41,000 in the three months ended September 30, 1999 compared to net interest income of $104,000 in the three months ended September 30, 1998. This decrease was the result of interest on the ESOP loan acquired as part of the ASH and FAS acquisitions, amortization of the fees associated with the Company's $60 million credit facility, and the amortization of the discount on certain liabilities acquired as part of the Safariland acquisition in the three months ended September 30, 1999. The Company had no such loans or amortization in the three months ended September 30, 1998.

     Operating Income. Operating income increased by $2.6 million, or 69.3% to $6.4 million in the three months ended September 30, 1999 compared to $3.8 million in the three months ended September 30, 1998 primarily due to factors discussed above.

     Income before provision for income taxes. Income before provision for income taxes increased by $2.6 million, or 69.3%, to $6.4 million in the three months ended September 30, 1999 compared to $3.8 million in the three months ended September 30, 1998 primarily due to factors discussed above.

     Provision for income taxes. Provision for income taxes totaled $2.5 million in the three months ended September 30, 1999, as compared to $1.4 million in the three months ended September 30, 1998. The increase in the Company's effective tax rate to 38.9% from 38.3% last year is a result of the increased amortization of the goodwill generated by the Safariland, Parvus, ASH and FAS acquisitions that is not tax deductible. The provision was based on the Company's U.S. federal and state statutory income tax rates of approximately 39% for its U.S.-based companies and a 37% blended effective tax rate for foreign operations of the Company. The effective tax rate for the Company's foreign operations is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates.

     Net income. Net income increased $1.6 million, or 67.8 %, to $3.9 million in the three months ended September 30, 1999 compared to $2.3 million for the three months ended September 30, 1998. The increase is primarily due to a combination of acquisitions made during the period being successfully integrated, coupled with strong internal growth in the Products Division.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Service Revenues. Service revenues increased by $4.8 million or 12.8%, to $42.4 million in the nine months ended September 30, 1999 compared to $37.6 million in the nine months ended September 30, 1998. This increase was primarily due to the inclusion of the CDR, APS, Parvus, ASH and FAS acquisitions acquired on June 11, 1998, July 15, 1998, May 4, 1999 and June 30, 1999 respectively. These acquisitions were accounted for as purchases and the results of their operations are recorded only for the period the Company owned them.

     Product Revenues. Product revenues increased by $37.1 million, or 118.5%, to $68.5 million in the nine months ended September 30, 1999 compared to $31.3 million in the nine months ended September 30, 1998. This increase was primarily due to the inclusion of the Safariland acquisition on April 12, 1999 (included in the nine month results for 1999 but not in 1998) as well as the acquisitions of Fed Labs and Pro-Tech completed on July 15, 1998 and April 1, 1998 respectively and internal growth of the products division. These acquisitions were accounted for as purchases and the results of their operations are recorded only for the period the Company owned them. In addition to the increased revenues from the acquisitions, products sales grew internally by 23% in the 1999 year to date period compared to the 1998 year to date period.

     Cost of sales. Cost of sales increased by $22.8 million, or 51.9%, to $66.7 million in the nine months ended September 30, 1999 compared to $43.9 million in the nine months ended September 30, 1998. This increase was primarily due to increased revenues for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. As a percentage of total revenues, cost of sales decreased to 60.2% of total revenues for the nine months ended September 30, 1999 from 63.7% for the nine months ended September 30, 1998 reflecting a greater proportion of total revenues generated by our Armor Holdings Products division in the period ended September 30, 1999 and improvement in the gross margin of the ArmorGroup Services Division.

     Operating expenses. Operating expenses increased by $11.1 million, or 70.5%, to $26.8 million (24.1% of total revenues) in the nine months ended September 30, 1999 compared to $15.7 million (22.8% of total revenues) in the nine months ended September 30, 1998. This increase was primarily due to the acquisitions mentioned above, to higher selling expenses associated with the greater proportion of total revenues generated by our Armor Holdings Products division in the period ended September 30, 1999 compared to September 30, 1998 and duplicated costs in accounting, management information systems and customer service in the period.

     Amortization. Amortization expense increased by $911,000, or 105.3%, to $1.8 million in the nine months ended September 30, 1999 compared to $865,000 in the nine months ended September 30, 1998. This increase was primarily due to the amortization of intangible assets acquired as a result of the Safariland, Parvus, ASH and FAS acquisitions during the nine month period ending September 30, 1999 which would not have been reflected in the nine month period ended September 30, 1998.

     Equity in earnings of investees. Equity in earnings of investees decreased by $357,000 or 68.3%, to $166,000 in the nine months ended September 30, 1999 compared to $523,000 in the nine months ended September 30, 1998. The equity in earnings relates to the Company's 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS").

     Integration and other non-recurring charges. The Company incurred $1.3 million in fees, expenses and costs associated with the integration of the Company's recent acquisitions in the nine months ended September 30, 1999. The Company did not incur such fees in the nine months ended September 30, 1998.

     Interest income, net. Net interest income decreased by $453,000, or 83.3%, to $91,000 for the nine months ended September 30, 1999 compared to $544,000 for the nine months ended September 30, 1998. This decrease was primarily due to the acquisition of Safariland during the nine months ended September 30, 1999, which was financed with borrowings under the Company's $60 million credit facility, the amortization of the costs associated with this credit facility and certain loans and discounted liabilities acquired through the Safariland, ASH and FAS acquisitions. The Company had no such loans or amortization in the nine months ended September 30, 1998.

     Operating Income. Operating income increased by $5.0 million, or 53.2%, to $14.5 million in the nine months ended September 30, 1999 compared to $9.5 million in the nine months ended September 30, 1998 primarily due to factors discussed above.

     Other income. Other income increased to $816,000 for the nine months ended September 30, 1999. There was no such income for the three months ended September 30, 1998. The other income results primarily from the gain on sale of stock in MACE Security International acquired through warrants received as part of the acquisition of certain assets of the Law Enforcement Division of MACE Security International in July of 1998.

     Income before provision for income taxes. Income before provision for income for taxes increased by $5.9 million, or 61.8%, to $15.3 million in the nine months ended September 30, 1999 compared to $9.5 million in the nine months ended September 30, 1998 primarily due to factors discussed above.

     Provision for income taxes. Provision for income taxes totaled $5.9 million in the nine months ended September 30, 1999, as compared to $3.5 million in the nine months ended September 30, 1998. The provision was based on the Company's U.S. federal and state statutory income tax rates of approximately 39% for its U.S.-based companies and a 37% blended effective tax rate for foreign operations. The effective tax rate for the Company's foreign operations is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates. The increase in the Company's effective tax rate is a result of the increased amortization of the goodwill generated by the Safariland, Parvus, ASH and FAS acquisitions that is not tax deductible.

     Net income. Net income increased $3.5 million, or 59.7 %, to $9.5 million in the nine months ended September 30, 1999 compared to $5.9 million for the nine months ended September 30, 1998. The increase is primarily due to a combination of acquisitions made during the period being successfully integrated, coupled with internal growth.

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

     The Company's spending for its fiscal 1999 capital expenditures will be approximately $3.1 million, of which the Company has already spent approximately $2.9 million.

     As of September 30, 1999 and December 31, 1998, the Company had working capital of $58.7 million and $24.3 million, respectively.

     On October 18, 1999, the Board of Directors of Armor Holdings, Inc. (the "Company") approved a stock repurchase program pursuant to which the Company is authorized, depending upon market conditions and other factors, to repurchase up to a maximum of 10% of its Common Stock in the open market, in privately negotiated transactions or otherwise. Such repurchases will be made in accordance with applicable rules and regulations, and may be discontinued at any time. The new repurchase program will replace the Company's previous repurchase program, which was adopted in August 1998, and will be in effect until December 31, 2001. The Company's existing credit facility limits repurchases pursuant to a stock repurchase program to $25 million.

YEAR 2000 COMPUTER READINESS

     Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures.

     The Company developed a Y2K Initiative to address this concern. A project team has performed a detailed assessment of all internal computer systems and, as discussed below, has developed and has implemented plans to correct the problems. The Company expects these projects to be successfully completed during 1999.

     Year 2000 readiness could affect many of the Company's research and development, production, financial, administrative and communication operations. Systems critical to the Company's business which have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications. In addition, a separate team has looked at Year 2000 readiness from other aspects of the Company's business, including customer order-taking, manufacturing, raw materials supply and plant process equipment. In addition to the Company's in-house efforts, the Company is asking vendors, major customers, suppliers, communications providers and banks whose systems failures potentially could have a significant impact on the Company's operations to verify their Year 2000 readiness. The Company is testing such systems where appropriate and possible.

     As part of the Y2K Initiative, the Company has developed Business Continuity Plans for those areas that are critical to the Company's business. These Business Continuity Plans are designed to mitigate serious disruptions to the Company's business flow beyond the end of 1999, and will operate independent of the external providers' Year 2000 compliance. The major drive for contingency planning was completed in the last half of 1999, with the expectation that the Company's business groups will have plans in place by the end of the fourth quarter of 1999. Based on the Company's current plans and efforts to date, the Company does not anticipate that Year 2000 problems will have a material effect on the Company's results of operations or financial condition.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     The Company does business in numerous countries, including emerging markets in CIS, Africa, Asia and South America. The Company has invested substantial resources outside of the United States and plans to continue to do so in the future. The Company's international operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector. Government actions in the future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on the Company and its operating companies. The Company does not currently have political risk insurance in the countries in which it currently conducts business, but does periodically analyze the need for and cost associated with this type of policy. Moreover, applicable agreements relating to the Company's interests in its operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for the Company to enforce its rights. Accordingly, the Company may have little or no recourse upon the occurrence of any of these developments.

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

     The Company is exposed to interest rate risk primarily through its investments in short-term investments. There is inherent roll-over risk for marketable securities as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. However, there is no risk of loss of principal, only a risk related to potential reduction in future interest income. Derivative instruments are not presently used to adjust the Company's interest rate risk profile.

     The majority of the Company's business is denominated in U.S. dollars. There are costs related to the London headquarters which are denominated in the British currency. Several other currencies are used by the Company for various transactions, but their effect on the total business is minimal. The Company maintains a hedge against the costs paid out in the British currency as there are several customers who pay in to the Company in that same currency. Therefore, any sterling payments made are paid out of a sterling bank account thus eliminating any foreign currency exchange gains or losses. The amount of foreign exchange loss included in comprehensive income relates to the period end translation of assets and liabilities from local currencies to U.S. dollar.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     On Janaury 22, 1997, Defense Systems Limited ("DSL" a company organized under the laws of the United Kingdom and a subsidiary of the Company) and SHRM (a French company) signed a memorandum of understanding ("M.O.U.") the purpose of which was to create a joint venture to operate their respective security business in Angola. The M.O.U. was entered into between DSL and SHRM on behalf of themselves and of their subsidiaries. Based upon such M.O.U., a joint venture agreement was signed between DSIL Ltd. (a company organized under the laws of the United Kingdom and a subsidiary of DSL) and SHRM as a result of which a limited liability company named DSIA was incorporated under the laws of France. DSF (a subsidiary of DSIL) holds 66.66% of its capital stock and SHRM 33.33%.

     In December 1997, the Angolan government decided to declare persona non grata and its employees were expelled as a result of this decision. DSL had lost all of its assets and business in Angola, and a conflict between DSIA shareholders resulted from this situation.

     On March 6, 1998, SIA (a subsidiary of SHRM) filed a complaint against DSF before the Commercial Court of Nanterre (Tribunal de Commerce de Nanterre) seeking to be paid an amount of $577,286 corresponding to an alleged debt of DSIA toward SIA. On May 26, 1998, DSIA impleaded its shareholders (DSF and SHRM) on the basis that the SIA claim should be viewed under the joint venture agreement. On March 5, 1999, DSF and DSL filed a claim seeking to obtain damages from SHRM in an amount of $16.1 million. No court hearing is scheduled yet.

     On September 30, 1998, an administrator was appointed by the Court to try to reconcile DSIA's shareholders and to close the DSIA's accounts. The administrator concluded in his report to the Court dated February 22, 1999 that there was no solution but to liquidate DSIA. On May 31, 1999, DSF filed a request to liquidate DSIA. This procedure is pending before the Commercial Court of Paris. To date, the case is pending and no hearing is yet scheduled.

     On September 20, 1999, the Company was notified that SHRM and SIA filed a complaint before the chamber of the Commercial Court of Paris against the Company, several subsidiaries of the Company, the former president of DSIA, members of the board of DSIA, a director of the Company, and Deloitte & Touche and Mr. Declety (both of them being the statutory auditors of DSIA) seeking to obtain damages in an amount of $20,000,000.

     Among many allegations, SHRM claims that as a result (i) of misrepresentation in the joint venture agreement regarding the setting up of DSIA, (ii) and of the handling of the crisis and of the matters resulting form the crisis by DSL and the other defendants, SHRM suffered substantial damages and lost its business in Angola. No hearing is yet scheduled, and December 8, 1999, as stipulated in the claim is the first procedural hearing for the purpose of registering the name and details of the lawyers of each defendant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a). Exhibits


     The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

                  EXHIBIT NO.       DESCRIPTION
                  -----------       -----------
                      27.1          Financial Data Schedule.
                      99.1          Press release dated October 18, 1999.



          (b). Reports on Form 8-K


     The Company filed a Current Report on Form 8-K under Item 5, dated October 18, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ARMOR HOLDINGS, INC.

                                          /s/ Jonathan M. Spiller
                                          ----------------------------------
                                          Jonathan M. Spiller
                                          President, Chief Executive Officer
                                          and Director
                                          Dated:  November 15, 1999


                                          /s/ Nicholas B. Winiewicz
                                          ----------------------------------
                                          Nicholas B. Winiewicz
                                          Chief Financial Officer
                                          Dated:  November 15, 1999

EXHIBIT INDEX

The following Exhibits are filed herewith:

EXHIBIT NO.       DESCRIPTION
-----------       -----------
  27.1            Financial Data Schedule

  99.1            Press Release Stock Repurchase Plan