Form 10-K
period 1999-12-31
ARMOR HOLDINGS INC
filed 2000-03-31
CIK 845752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended:  December 31, 1999

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-18863

                              ARMOR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                   59-3392443
(State or other jurisdiction of incorporation or             (I.R.S. Employer
 organization)                                               Identification No.)

13386 International Parkway
Jacksonville, Florida                                        32218
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March __, 2000 is $_________________.

The number of shares outstanding of the registrant's Common Stock as of March __, 2000 is _______________.

         DOCUMENTS INCORPORATED BY REFERENCE:

               DOCUMENT                               FORM 10-K PART
               --------                               --------------
                 None

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

    We are a leading global provider of security risk management service to multi-national corporations and governmental agencies through our ArmorGroup Services division. We are also a leading manufacturer of security products for law enforcement personnel around the world through our Armor Holdings Products division. ArmorGroup Services division provides sophisticated security planning and risk management, mine clearance services, electronic security systems integration, computer forensic, consulting and training services, as well as intellectual property asset protection, business intelligence and investigative services. We provide these services to multi-national corporations and governmental and non-governmental agencies across 38 countries. Armor Holdings Products manufactures and sells a broad range of high quality branded law enforcement equipment and has leading market positions in several of the product categories in which we compete. Such products include ballistic resistant vests and tactical armor, less-than-lethal munitions, holsters and duty gear, anti-riot products, narcotics identification kits and specialty lubricants, cleaners and preservatives and military weapon maintenance systems. These products are sold primarily to law enforcement agencies through a worldwide network of over 500 distributors and sales agents, including approximately 350 in the United States. We believe significant opportunities exist to grow our company and extend our global infrastructure through geographic expansion and strategic acquisitions of related businesses in the fragmented security risk management services and products industry.

     ArmorGroup Services Division. ArmorGroup provides a broad range of sophisticated security risk management solutions to multi-national corporations in diverse industries such as natural resources, financial services and consumer products, and to governmental and non-governmental agencies such as the U.S. Department of State, the United Nations and the World Bank. Our clients typically have personnel and other investments in unstable and often violent areas of the world. Through our offices on five continents, we provide our multi-national clients with a diversified portfolio of security solutions to assist them in mitigating risks in their operations around the world. Our highly trained, multi-lingual and experienced security personnel work closely with our clients to create and implement solutions to complex security problems. These services include the design and implementation of risk management plans and security systems, mine clearance services, provision of security specialists and training of security personnel. We also provide our multi-national clients with specialized investigative services enhanced by our global network. These services include intellectual property asset protection and related investigative services ranging from protecting companies against counterfeiting, patent infringements, product tampering and extortion to identifying unethical supplier activities. In addition, we provide business intelligence, fraud investigation, computer forensic and asset tracing and recovery services to financial services companies, law firms and other entities worldwide. We believe that many of our security services, while often representing a small portion of our clients' overall cost of doing business, are critical to our clients'success. We believe this creates a consistent demand for our premium services at attractive margins.

Armor Holdings Products Division. Our Armor Holdings Products division manufactures and sells a broad range of high quality branded law enforcement equipment, such as ballistic resistant vests and tactical armor, bomb disposal equipment, less lethal munitions, anti-riot products including tear gas and distraction grenades, narcotics identification kits, custom-built armored vehicles, specialty lubricants, cleaners and preservatives and military weapon maintenance systems and holsters and duty gear. Our products are marketed under brand names which are well-known and respected in the law enforcement community such as American Body Armor, Safariland, Defense Technology, Federal Laboratories, MACE(R), PROTECH and NIK(R). We sell our manufactured products primarily to law enforcement agencies through a worldwide network of over 500 distributors and sales agents including approximately 350 in the United States. Our extensive distribution capabilities and commitment to customer service and training have enabled us to become a leading provider of security equipment to law enforcement agencies. We believe there are significant opportunities to grow our manufacturing business through the acquisition and development of new product lines, expansion into new territories and further development of sales to specialized government and military agencies. In addition, management believes that consistent demand for our premium products at attractive margins will continue because our products are critical to the safety and effectiveness of our customers.

INDUSTRY OVERVIEW

     We participate in the global security risk management industry by providing specialized security services to multi-national corporations and governmental agencies and through the manufacture of security products marketed to law enforcement and correctional personnel. Increasingly, governments, businesses, and individuals have recognized the need for our services and products to protect them from the risks associated with white-collar crime, fraud, physical attacks and threats of violence. In general, the need for protection against these risks is confirmed by a variety of statistics. For example, according to the American Society for Industrial Security, damages from intellectual property thefts result in estimated losses of $250 billion annually for U.S.-based companies. In addition, fraud costs U.S. organizations over $400 billion annually according to a recent estimate by the Association of Certified Fraud Examiners. The number of casualties resulting from terrorist incidents increased from 317 in 1991 to 2,963 in 1996, and in 1997, 73% of all international terrorist incidents targeted businesses compared to 53% in 1992. Corporate governance and legal imperatives are driving corporations to seek enhanced standards of risk management.

     Specialized Security Services Market. In response to these security problems, corporations are increasingly contracting experienced private companies to perform their security services. Industry studies demonstrate that the worldwide security services market has been growing at a rate of 8.0% annually from 1995 to 2000. Total revenues for the worldwide market have reached $61.8 billion and are projected to grow to $87.9 billion by 2005. Management believes that demand by multi-national corporations and governmental agencies operating in developing nations for security services such as risk assessment, crisis management, guard force management, security force organization and executive protection is likely to increase as these entities continue to establish operations and manufacturing facilities in foreign and developing countries. These services are mission-critical to our client's businesses and ArmorGroup enjoys premium positioning offering the potential for sustained high margins.

     The U.S. has been the target of several deadly terrorist attacks directed toward U.S. Department of State personnel and facilities across the world. In 1998, U.S. embassies in Nairobi and Dar Es Salaam were bombed, resulting in over 235 deaths and over 5,000 injuries. The U.S. government's response to these threats also supports the increased emphasis on protection against security risks. With our global network of overseas offices and our broad portfolio of security services and products, we believe that we are well positioned to participate in expected increases in security-related spending at U.S. diplomatic facilities around the world. Demand for corporate investigative services continues to grow as corporations react to the need to protect their assets against the growing threats of international fraud, counterfeiting and piracy of intellectual property. Client companies require sophisticated investigative solutions including computer-based techniques and strong cross-border capabilities. ArmorGroup is able to deliver these key requirements.

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

KEY STRENGTHS

     We believe that the following key strengths will enable us to continue to increase sales to existing and new customers, expand our service and product offerings, enter new markets, increase our profitability and capitalize on industry trends.

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

     Strong Client Base and Extensive Distribution Network. ArmorGroup services serves a client base representing governmental agencies and approximately 500 multi-national corporations worldwide. Armor Holdings Products has a broad, full service network of approximately 350 domestic distributors and 150 international agents to sell our portfolio of manufactured law enforcement equipment. The quality and scope of our products and the strength of our brand names has enabled us to establish one of the largest distribution networks in the industry and engendered the loyalty of our distributors. We work closely with our distributors and agents to respond to and anticipate the needs of end-users, which we believe allows us to maintain our market leadership position. We believe that the diversity of our clients' end-markets, the continued globalization of our clients and the strength of our distribution relationships minimize our dependence on any particular product, market, or customer.

     Strong Brands with Leading Market Positions. Our product lines are marketed under brand names widely recognized in law enforcement, such as American Body Armor, NIK(R), Defense Technology, Federal Laboratories, MACE(R), Break-Free and Safariland and others. Due to the life-protecting nature of the products in the markets that we serve, end-users prefer to purchase premium products with brand names that have solid reputations for quality and which provide high levels of performance. The strength of our brand names has contributed to our leading market positions in several of the product categories in which we compete, including body armor (Xtreme(TM) and Zero-G(TM)), aerosol defense sprays (MACE(R)), less-than-lethal munitions (Defense Technology and Federal Laboratories), and duty gear (Safariland).

     Proven Track Record of Identifying, Completing and Integrating Acquisitions. Since January 1996, we have completed 18 acquisitions in the security services and products industry. We employ a disciplined approach to evaluating acquisition opportunities and integrating the operations of acquired businesses. We believe that these acquisitions have strengthened our market position, leveraged our distribution network and expanded our service and product offerings. Further, we believe that our performance-based compensation plan enables us to retain strong managers of acquired businesses and provides for timely and efficient integration of acquired operations.

GROWTH STRATEGY

     Our strategic objective is to be the leading global provider of security risk management services and products to multi-national corporations, governmental agencies and law-enforcement personnel. We expect the demand for security risk management services and products to continue to grow and we seek to capitalize on this growth by offering a comprehensive array of premium security risk management services and law enforcement equipment throughout the world. We intend to enhance our leadership position through strategic acquisitions by creating a broad portfolio of services and products to satisfy all of our customers' increasingly complex security needs. By establishing a critical mass of services and a broad base of customers, we have built in the capacity to perform multiple aspects of our clients' threat analyses and security provision on a comprehensive basis. We plan to continue to execute this growth strategy primarily through internal expansion of our existing businesses and through strategic acquisitions of businesses offering complementary services, markets, and customer bases. The following elements define our growth strategy:

     Pursue Strategic Acquisitions. The security risk management services and products industry is highly fragmented and characterized primarily by smaller, geographically restricted single service or product providers. We believe, however, that many clients in the industry would prefer to deal with a consolidated entity that can provide a broad spectrum of services and/or products in the security risk management industry with coverage of their needs across entire regions, or globally. As a result, we selectively pursue acquisitions that complement and expand our service and product offerings and provide access to new geographic markets, additional distribution channels and new client relationships.

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

ACQUISITIONS

     We have pursued a strategy of growth by acquiring businesses and assets that complement our existing operations. We use several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) broadens the scope of the services or products we offer or the geographic areas we serve, (2) offers attractive margins, (3) is accretive to earnings, and
(4)offers the opportunity to enhance profitability by improving the efficiency of our operations. Since January 1996, we have consummated 18 acquisitions.

Acquisition History. The following table summarizes certain information concerning the acquisitions we have announced or closed.

ARMORGROUP SERVICES

                                                                                                     Approximate Annual
                                      Year                                                           Revenues Prior to
          Company                   Acquired                        Services                            Acquisition
          -------                   --------                        --------                            -----------

                                                                                                       (In MILLIONS)

DSL Group Limited                     1997           Security risk management and                          $31.1
                                                     consulting services worldwide

Gorandel Trading Limited              1997           Security risk management and consulting                $6.4
                                                     services in Russia

Low Voltage Systems Technology        1998           Electronic security systems integration                $2.0

Asmara Limited                        1998           Investigation, asset tracing, due diligence            $1.8

CDR International                     1998           Intellectual property asset protection                 $3.8

Alarm Protection Services Limited     1998           Alarm monitoring, systems integration,                 $2.5
                                                     and physical security in Virginia

The Parvus Company                    1999           Global business intelligence                           $1.1

Alarm Systems Holding Company         1999           Electronic security systems integration                $6.0

Fire Alarm Service                    1999           Electronic security systems integration                $6.0
Corporation

New Technologies, Inc.                2000           Computer forensics                                     $1.5

Special Clearance                     2000           Landmine Risk Reduction Services                       $2.5

ARMOR HOLDINGS PRODUCTS

                                                                                                     Approximate Annual
                                      Year                                                           Revenues Prior to
          Company                   Acquired                        Products                            Acquisition
          -------                   --------                        --------                            -----------
                                                                                                       (In MILLIONS)

NIK Public Safety Product Line        1996           Portable narcotic identification kits                  $2.2
                                                     under the NIK brand name

Defense Technology Corporation        1996           Less-than-lethal and anti-riot products                $8.9
of America                                           under the brand names Defense Technology,
                                                     Def-Tech, Distraction Device

Supercraft (Europe) Limited           1997           High visibility garments                               $5.7

Law Enforcement Division of Mace      1998           Tear gas and pepper sprays under the                   $7.0
Security International, Inc.                         brand name MACE(R)

PROTECH Armored Products of           1998           Hard armor, vehicle armor under the                    $5.0
Massachusetts, Inc.                                  brand name Protech

Safariland Ltd., Inc.                 1999           Law enforcement products under the brand              $47.0
                                                     names Safariland, Safari Armor, Duty Gear,
                                                     Zero-G, Nylok

Break-Free, Inc.                      2000           Specialty lubricants and military                      $3.0
                                                     weapon maintenance systems.

SERVICES AND PRODUCTS

ArmorGroup Services

     Our ArmorGroup Services division provides a broad range of sophisticated security risk management services to multi-national corporations and to governmental and non-governmental agencies, including the following services:

     Security Planning, Advice and Management. We believe we are the world's leading provider of specialized security risk management services. We operate in high risk and hostile environments characterized by rapid economic growth, political instability, diminished law-and-order, emerging market conditions and/or significant natural resources, such as Africa, South America, Central Asia, Russia and the Balkans. The core of our service business is the creation and implementation of risk management plans and solutions to complex security problems in high risk areas through detailed and targeted analysis of potential threats to security, assistance in the secure design of facilities, the provision of highly qualified specialists with extensive international experience in practical security applications and on-going training of security personnel and client personnel with respect to preventive security measures. We also provide humanitarian mine clearance and ordnance disposal and maintenance of secure lines of communication.

     We offer security solutions that involve law enforcement training, security consultation services and experienced security personnel who act as planners, trainers, managers, advisors, instructors and liaison personnel. We also provide teams of security consultants and advisors many of who are British Special Air Services veterans. We provide security services including risk assessment, project organization and management, equipment, training and management of existing guard forces, system design, procurement and installation, crisis management, VIP protection, specialist training and evacuation planning. In connection with our security services, we utilize the services of approximately 140 expatriates and 3,500 locally recruited guards. These guards are supervised, managed and trained by our professional security staff. Our clients are multi-national corporations in industries including petrochemical and natural resource extraction, manufacturing, travel and financial services. Additionally, we serve governmental and non-governmental agencies.

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

     Investigation and Due Diligence. We provide fraud investigation, asset tracing, computer forensics, due diligence, litigation research, political risk analysis and other business intelligence services to multi-national and financial services companies worldwide. We rely on our network of business intelligence contacts, many proprietary and public databases, and our experience in gathering and deciphering hard to find information. We are enhancing our capabilities in this area through acquisition. Our professionals have various backgrounds including experience in financial, due diligence and foreign intelligence services. Our clients include investment and commercial banks, insurance companies, law firms and other multi-national companies.

Armor Holdings Products

     Body Armor. We manufacture and sell a wide array of armor products under the leading brand names American Body Armor and Safariland which are designed to protect against bodily injury caused by bullets, knives and explosive shrapnel. Our principal armor products are ballistic resistant vests, sharp instrument penetration armor, hard armor such as anti-riot gear, helmets, shields and upgrade armor plates, and bomb protective gear. Our line of ballistic protective vests provides varying levels of protection depending upon the configuration of ballistic materials and the standards (domestic or international) to which the armor is built. In addition, we primarily sell ballistic resistant vests, under the brand names Xtreme(TM) and Zero-G(TM). Our body armor products that are manufactured in the United States are certified under guidelines established by the National Institute of Justice.

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

     Our sharp instrument penetration armor is designed primarily for use by personnel in correctional facilities and BY other law enforcement employees who are primarily exposed to threats from knives and other sharp instruments. These vests are constructed with special metallic blends, as well as, flexible woven fabrics and are available in both concealable and tactical models. In addition, these vests can be combined with ballistic armor configurations to provide both ballistic and sharp instrument penetration resistant protection.

     We manufacture several hard armor products under the PROTECH brand name. PROTECH products include ballistic shields, helmets, visors and other personal protection accessories and armor products for helicopters, automobiles and riot control vehicles.

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

     Other specialty products that we manufacture include armored press vests, executive vests, raincoats and fireman turnout coats. These specialty products can be custom designed to provide various levels of ballistic protection. We also distribute a variety of items manufactured by others, including gas masks, duty gear, and holsters.


    Duty Gear. We are a leading supplier of duty gear to law enforcement personnel in the United States. Uniformed police officers require a wide assortment of duty gear, which typically includes items such as belts, safety holsters, handcuff and flashlight holders and related accessories. We manufacture and sell under the widely recognized Safariland brand duty gear (Safari-Laminate(TM)),nylon duty gear and accessories. Duty gear represents a very attractive market and one in which brand appeal, safety and quality dictate demand. Replacement sales represent significant recurring demand for duty gear.


     Less-Than-Lethal Products. Under the Defense Technology, First Defense, Federal Laboratories and MACE(R) brands, we manufacture and sell a complete line of less-than-lethal, anti-riot and crowd control products designed to assist law enforcement and military personnel in handling situations that do not require the use of deadly force. These products, which generally are available for use only by authorized public safety agencies, include pepper sprays, tear gas, specialty impact munitions and distraction devices.

     Through the acquisition of the assets of the law enforcement division of Mace Security International, Inc., we acquired the exclusive license to use the MACE(R) brand in connection with the manufacturing and sale of MACE(R) aerosol sprays to law enforcement entities worldwide. We also manufacture pepper sprays containing the active ingredient oleoresin capsicum, a cayenne pepper extract. Our pepper spray formula is patented and carries the trademark name of First Defense. The products range from small "key-ring" and hand-held units to large volume canisters for anti-riot and crowd control applications.

     Our tear gases are manufactured using Orthochlorabenzalmalononitrile ("CS") and Chloroacetophenone ("CN"). These products are packaged in hand-held or launchable grenades, both pyrotechnic and non-pyrotechnic, as well as in 37 mm, 40 mm and 12 gauge munitions. The munitions include barricade rounds, blast dispersions and pyrotechnic canisters. We hold a patented design covering two of our non-pyrotechnic grenades.

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

     Narcotic Identification and Evidence Equipment. We assemble and market portable narcotic identification kits under the NIK(R) brand name which are used in the field by law enforcement personnel to identify a variety of controlled substances, including cocaine, marijuana, heroin and LSD. We also assemble and market evidence collection kits and evidence tape, and have the exclusive rights to distribute Flex-Cuf(R) and Key-Cuff disposable restraints.

CUSTOMERS

     ArmorGroup Services. Our principal security services clients include multi-national corporations that have significant investments in remote and hostile areas of the world. We currently serve clients in over 15 industries including petrochemical, mining, branded products, financial services, insurance and legal. Other significant clients include the United Nations, governmental embassies including those belonging to the United States, projects funded by the World Bank and the European Commission and a variety of banking, finance, aid and humanitarian organizations and companies engaged in international trade and commerce.

--------------------------------------------------------------------------------

         We have no clients or customers who account for more than 10% of our total sales for the 1999 fiscal year, and our ten largest clients account for approximately 10% of total sales for the 1999 fiscal year.

    Armor Holdings Products. In 1999, we sold approximately 82% of our products in the U.S., with the balance sold internationally. The primary end-users of our products are law enforcement agencies, local police departments, state correctional facilities, highway patrols and sheriffs' departments.

MARKETING AND DISTRIBUTION

     ArmorGroup Services. As we have expanded our service offerings, we have better exploited efficiencies and more active marketing has become an integral part of our growth efforts. In addition to sourcing new business from client referrals, we continue to follow our clients into new geographic areas where there exist significant security risks. We rarely enter a country without a substantial contract for services already in place. Once established in a country, we seek to expand our service offerings and our customer base through active marketing. As we have integrated new services our professionals have increasingly relied on active marketing to generate new business. We have fostered the cross selling of our services by physically locating our professionals in common space and educating our professionals about all of our service business lines. Further, a rebranding effort is completed to market our services under the brand ArmorGroup. A comprehensive web presence has been established (www.armorgroup.com) as a key marketing tool for the business and with potential to deliver risk information services on-line. We are focusing on clients in high growth industries where the need for investigation, brand protection and other security services are critical to success. The industries we are targeting include financial services, software and publishing, insurance, natural resource extraction, and global consumer brands.

     Armor Holdings Products. As a result of our history of providing high-quality and reliable armor, duty gear, less-than-lethal products and narcotic identification and evidence equipment, we enjoy excellent name recognition and a strong reputation in the law enforcement equipment industry. The central element of our marketing strategy is to capitalize our name recognition and reputation amongst our customers by positioning ourselves as a global provider of many of the PREMIER SECURITY RISK MANAGEMENT SERVICES AND LAW ENFORCEMENT EQUIPMENT THAT OUR CUSTOMERS MAY NEED. BY POSITIONING OURSELVES IN THIS MANNER, we can capitalize on our existing customer base and our extensive global distribution network, maximize the benefits of our long history of supplying security-related products around the world and leverage our leadership position in the security risk management services and products markets. When entering a foreign market, we penetrate the market by offering the most comprehensive range of products and services available in the security industry. We tailor our marketing strategy to each geographic area of the world and will often tailor our product offering by country. There are opportunities for cross-marketing of military and law enforcement products which could strengthen the image of each product group. We believe that our ability to cross-market our security risk management services and products will enhance our position as an integrated provider of an extensive assortment of such services and products.

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

PRODUCT MANUFACTURING AND RAW MATERIALS

     The primary raw materials used in manufacturing ballistic resistance garments are various ballistic fibers, including Kevlar, Twaron and SpectraShield. Kevlar, an aramid fiber, is a patented product of E.I. du Pont de Nemours Co., Inc. ("Du Pont") and is only available from Du Pont and its European licensee. SpectraShield is a high strength polyethylene product of Honeywell, Inc. We also use Twaron, an aramid fiber product of Akzo-Nobel Fibers B.V. We purchase these fibers directly from the manufacturers, and from weaving companies who convert the raw fibers into ballistic fabric. We believe that we enjoy a good relationship with these weaving companies. However, if necessary, we believe that we could readily find replacement weavers. We also use SpectraShield and Kevlar in our hard and vehicle armor products. Additionally, we use polycarbonates, acrylics, ballistic quality steel, ceramics, and ballistic glass. We are aware of multiple suppliers for these materials and would not anticipate a significant impact if we were to lose any suppliers. We do not manufacture equipment used in our security systems integration business.

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

     We adhere to strict quality control standards and conduct extensive product testing throughout our manufacturing process. Raw materials are also tested to ensure quality. We have obtained ISO 9001 certification for our Jacksonville manufacturing operation for body armor and narcotic identification kits, our Wyoming manufacturing facility for less-than-lethal products, and our Safariland facilities in Ontario, CA and Mexico for body armor and duty gear holsters and accessories. We have obtained ISO 9002 certification for our Westhoughton, England manufacturing facility for body armor and high visibility garments. ISO standards are promulgated by the

International Organization of Standardization and have been adopted by more than 100 countries worldwide. We obtain ISO certification by successfully completing an audit certifying our compliance with a comprehensive series of quality management and quality control standards.

BACKLOG

     At December 31, 1999, we had unfilled customer orders of approximately $15.0 million compared with approximately $2.5 millions of such orders at December 31,1998. These orders are expected to ship by March 31, 2000, however, there can be no assurance that such backlog will become revenues in any particular period or at all.

COMPETITION

     The security services industry is highly competitive, and we compete in a variety of fields with competitors ranging from small business to multi-national corporations. Within the security services industry we compete on the basis of the quality of services provided, ability to provide national and international services and range of services offered, as well as price and reputation. Our security services also face a wide variety of competition in different areas, although there is no single organization that competes directly with us globally. Our principal competitors in this market include The Kroll-O'Gara Company, The Wackenhut Corporation, Securitas AB, Pinkerton's, Inc., Control Risks Group, Electronic One and Tyco International, Ltd. and its subsidiary ADT. Our primary competitors in supplying security services to the petrochemical and mining industries are local security companies, in-house security programs and small consultancy companies. Our primary competitors in the embassy and international agency protection business are local companies and large manned guarding companies including The Wackenhut Corporation, Securicor, Group 4 Securitas (International) B.V. and ICTS International, N.V. As the countries within which we operate become more mature and stable, competition is likely to increase.

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

EMPLOYEES

     As of March 10, 2000, we have a total of approximately 4,400 employees, of which approximately 867 were employed at Armor Holdings Products and approximately 3,533 were employed at ArmorGroup. Additionally, we subcontract 3,825 employees from local companies. Approximately 23 employees employed by our Supercraft subsidiary are represented by the General Municipal Boilermaker and Allied Trade Union. THE COLLECTIVE BARGAINING AGREEMENT

CURRENTLY IN EFFECT FOR THESE EMPLOYEES EXPIRED ON DECEMBER 31, 1999. Also our Low Voltage Systems subsidiary has 5 employees covered under a collective bargaining agreement and are represented by the International Brotherhood of Electrical Workers. None of our remaining employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee related slowdowns and believe that the relationship with our employees is good.

PATENTS AND TRADEMARKS

     We currently own numerous issued U.S. and foreign patents and pending patent applications relating to our product lines as well as several registered and unregistered trademarks relating to our products. The trademarks include Gold Series GSX, Xtreme, Def-Tec Products, Distraction Device, NIK, Identidrug, Federal Laboratories, Safariland, Break-Free, Zero G and First Defense. We also have an exclusive license to use the MACE trademarks in the law enforcement market. Although we do not believe that our ability to compete in any of our product markets is dependent solely on our patents and trademarks, we do believe that the protection afforded by our intellectual property provides us with important technological and marketing advantages over our competitors. Although we have protected our technologies to the extent that we believe appropriate, the measures taken to protect our proprietary rights may not deter or prevent unauthorized use of our technologies. In other countries, our proprietary rights may not be protected to the same extent as in the United States.

GOVERNMENT REGULATIONS

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

ITEM 2. PROPERTIES

                                                                                 Approximate         Products
Location                           Principal Use               Owned/Leased         Size            Manufacture
-------------------------          ------------------------    ------------    ------------------   -----------
Jacksonville, Florida              Manufacturing,                Owned         (1) 14 acres         Body Armor
                                   distribution,                                   70,000 sq. ft.   Narcotic ID Kits
                                   corporate accounting

Casper, Wyoming                    Manufacturing, warehouse      Owned         (2) 66 acres         Tear gas, Pepper
                                   Office                                          72,234 sq. ft.   Spray, Less-than
                                                                                                    Lethal Munitions

Westhoughton, England              Sales, manufacturing          Owned             44,000 sq. ft.   High visibility
                                                                                                    garments

London, England                    Sales, office                 Leased        (3) 9,964 sq. ft.    ArmorGroup
                                                                                                    Services

Ontario, California                Manufacturing,                Leased        (4) 117,500 sq. ft.  Body Armor
                                   distribution office                                              Duty gear
                                                                                                    Automotive
                                                                                                    accessories

Pittsfield, Massachusetts          Manufacturing                 Leased        (5) 22,000 sq. ft.   Hard armor
                                                                                                    Vehicle armor

Tijuana, Mexico                    Manufacturing                 Leased        (6) 31,452 sq. ft.   Duty gear
                                                                                                    Body armor



The Company's principal facilities consist of the following:

(1) We have the capacity to expand the building facility to 250,000 sq. ft.

(2) We own four properties at this location.

(3) We pay combined annual rent of (pound sterling) 225,790 on the leases on this property. The leases expire March 2002 and March 2008.

(4) In connection with the acquisition of Safariland, we entered into a lease expiring January 11, 2000 and providing for an annual rent of $144,000. Have entered into negotiations to purchase this facility.

(5) We lease two facilities in Pittsfield Massachusetts one for 16,000 sq. ft. at an annual rent of $46,800, the lease for which expires in April 2003, and one for 6,000 sq. ft. at am annual rental $15,288 on a month-to-month basis. We have given notice that the 6,000 sq. ft. facility will be vacated. On April 1, 1999, we leased an additional 20,000 sq. ft. for an additional annual rental of $39,360 under a lease expiring on March 31, 2002.

(6) We pay an annual rent of $143,412. The lease for this property expires on August 2002.

         We also lease an average of 2,000 square feet at each of the other 21 worldwide locations, at an aggregate annual rental of $550,000 having terms expiring from 1 to 10 years.

         We believe our manufacturing, warehouse and office facilities are suitable, adequate and afford sufficient manufacturing capacity for our current and anticipated requirements. We believe we have adequate insurance coverage for our properties and their contents.

ITEM 3.  LEGAL PROCEEDINGS

         On January 16, 1998, our ArmorGroup Services division ceased operations in the country of Angola. The cessation of operations in Angola was dictated by that government's decision to deport all of our expatriate management and supervisors. As a result of the cessation of operations in Angola, our ArmorGroup Services division is involved in various disputes with SHRM S.A. ("SHRM"), its minority joint venture partner relating to the Angolan business. On March 6, 1998, SIA (a subsidiary of SHRM) filed a complaint against Defence Systems France, SA ("DSF") before the Commercial Court of Nanterre (Tribunal de Commerce de Nanterre) seeking to be paid an amount of $577,286 corresponding to an alleged debt of DSIA to SIA. Such dispute is pending before the Commercial COurt of Paris and no hearing is yet scheduled.

         On March 5, 1999, DSF and Defense Systems Limited ("DSL"), a subsidiary of the Company, filed a claim seeking to obtain damages from SHRM in the amount of $16.1 million. No court hearing is scheduled yet. The procedure is pending before the Commercial Court of Nanterre; a hearing has been scheduled for June 9, 2000.

         On September 20, 1999, the Company was notified that SHRM and SIA filed a complaint before the chamber of the Commercial Court of Paris against us, several of our subsidiaries, several current and past members of the board of DSIA, our Company and its subsidiaries and other parties seeking to obtain damages in an amount of $20,000,000. The procedure is pending before the Commercial Court of Paris; a hearing has been scheduled for April 18, 2000.

         The Company believes that the likelihood of loss may be possible but any favorable or unfavorable outcome cannot be estimated at this time.

         In addition to the above, the Company, in the normal course of business, is subject to claims and litigation in the areas of product and general liability. The Company believes that it has adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on the Company's financial statements is generally limited to the amount of its insurance deductibles. Management does not believe at this time that any such claims could reasonably be expected to have a material impact on the Company's financial position, operations and liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the last quarter of fiscal 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock, par value $.01 per share (the "Common Stock") is traded under the symbol "AH" on the New York Stock Exchange (the "NYSE"). Prior to May 7, 1999, our common stock was traded under the symbol "ABE" on the American Stock Exchange (the "AMEX"). The following table sets forth the range of high and low sales prices for our Common Stock on the NYSE and the AMEX for fiscal years 1999 and 1998 and for the first quarter of fiscal year 2000 (through March 22, 2000).


                                                        HIGH            LOW
                                                       ------          -----

2000
1st Quarter...............................             13 3/8          10

1999
1st Quarter...............................             14 15/16        11 1/8
2nd Quarter...............................             13 11/16        9 1/4
3rd Quarter ..............................             11 1/16         8 1/2
4th Quarter ..............................             13 1/8          8 15/16

1998
1st Quarter...............................             11 3/4          9 3/4
2nd Quarter...............................             12 1/2          10 5/8
3rd Quarter ..............................             11 11/16        8 7/8
4th Quarter ..............................             11 9/16         9

HOLDERS

     As of March 22, 2000, the Company had approximately 2,750 stockholders of record. Holders of shares held in "nominee" or street names are included in this number.

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

RECENT SALES OF UNREGISTERED SECURITIES

    The following information relates to sales of unregistered securities by the Company during fiscal 1999. All of these sales of securities were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Sections 4(2), 4(6) and/or 3(b) thereof and the rules and regulations under the Securities Act, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.


    During fiscal 1999, the Company granted options to various employees and directors to purchase an aggregate of 1,683,500 shares of Common Stock under the Amended and Restated 1996 Option Plan, the 1998 Stock Option Plan and the 1999 Stock Incentive Plan at exercise prices ranging from $9.25 to $13.44 per share. These options vest equally over a period of three years from the date of the grant. The vesting of the options may be accelerated in the event of the occurrence of certain events.

ITEM 6.  SELECTED FINANCIAL DATA

   (Amounts in thousands                          1999         1998          1997          1996          1995
    except per share amounts)                     ----         ----          ----          ----          ----

   Total Revenues                               $156,664     $97,207       $78,314        $30,967       $11,741
   Net Income                                     13,196       8,596         3,158            689           520
   Basic Earnings Per Share                         0.63        0.53          0.23           0.09          0.11
   Diluted Earnings Per Share                       0.61        0.50          0.21           0.08          0.08

   Total Assets                                  178,922      94,353        75,487         49,530         8,161
   Long-Term Obligations                           2,453         344            11          5,780            28
   Stockholders' Equity                          157,883      75,102        64,598         24,875         4,947

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

     Actual results may differ from those expressed or implied in forward-looking statements. With respect to any forward-looking statements contained in this report, the Company believes that it is subject to a number of risk factors, including: the inherent unpredictability of currency fluctuations; competitive actions, including pricing; the ability to realize cost reductions and operating efficiencies, including the ability to implement headcount reduction programs timely and in a manner that does not unduly disrupt business operations and the ability to identify and to realize other cost-reduction opportunities; and general economic and business conditions. Any forward-looking statements in this report should be evaluated in light of these important risk factors.

COMPANY OVERVIEW

     We are a leading global provider of security risk management services and products to multi-national corporations, governmental agencies and law enforcement personnel through our two operating divisions -- ArmorGroup Services and Armor Holdings Products. Our ArmorGroup Services division provides sophisticated security planning and risk management, electronic security systems integration, consulting and training services, as well as intellectual property asset protection, business intelligence and investigative services. We provide these services to multi-national corporations and governmental and non-governmental agencies through our 22 offices in 18 countries. Our Armor Holdings Products division manufactures and sells a broad range of high quality branded law enforcement equipment and has a leading market position in several of the product categories in which we compete. Such products include ballistic resistant vests and tactical armor, less-than-lethal munitions, anti-riot products and narcotics identification kits. These products are sold primarily to law enforcement agencies through a worldwide network of over 500 distributors and sales agents including approximately 350 in the United States. We believe significant opportunities exist to grow our company and extend our global infrastructure through geographic expansion and strategic acquisitions of related businesses in the fragmented security risk management services and products industry.

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

RESULTS OF OPERATIONS

     The following table sets forth selected data from our statement of operations us as a percentage of total revenues for the periods indicated:


                                                               FISCAL YEAR
                                                          ---------------------
                                                          1997     1998    1999
                                                          ----     ----    ----
Revenue
   Services .....................................          62%      53%     38%
   Products .....................................          38%      47%     62%
Total revenues ..................................         100%     100%    100%
Interest (income) expense, net ..................           0%     (1)%      0%
Operating income ................................           7%      14%     14%
Provision of income taxes .......................           3%       5%      5%
Net income applicable to common stockholders ....           4%       9%      8%
EBITDA ..........................................          10%      16%     15%

FISCAL 1999 AS COMPARED TO FISCAL 1998

     Service revenues. Service revenues increased by $8.4 million, or 16.3%, to $60.0 million in fiscal 1999 compared to $51.6 million in fiscal 1998. This increase was primarily due to the acquisitions and integration of Asmara, CDR, APS, acquired in 1998, and Alarm Systems Holding company and Fire Alarm Service Corporation acquired in 1999. These acquisitions were accounted for as purchases and the results of their operations are recorded only for the period the Company owned them.

         Product revenues. Product revenues increased by $51.1 million, or 111.9%, to $96.7 million in fiscal 1999 compared to $45.6 million in fiscal 1998. This increase was primarily due to the acquisition of Pro-Tech and Fed Labs in 1998 and Safariland Ltd., Inc. in 1999, as well as strong internal growth. These acquisitions were accounted for as purchases and the results of their operations are recorded only for the period the Company owned them.

         Cost of sales. Cost of sales increased by $32.8 million, or 53.2%, to $94.4 million in fiscal 1999 compared to $61.6 million in fiscal 1998. This increase was primarily due to increased revenues in fiscal 1999 compared to fiscal 1998. As a percentage of total revenues, cost of sales decreased to 60.2% in fiscal 1999 from 63.4% in fiscal 1998 reflecting a greater proportion of total revenue generated by our Armor Holdings Products division in fiscal 1999, which has higher gross margins than our ArmorGroup Services division. Both divisions improved their gross margins in 1999 by lowering costs through greater efficiencies and by concentrating on higher margin investigative business in the Services Division.

         Operating expenses. Operating expenses increased by $15.1 million, or 68.9%, to $37.0 million (23.6% of total revenues) in fiscal 1999 compared to $21.9 million (22.5% of total revenues) in fiscal 1998. This increase was primarily due to the increased revenues from our Armor Holdings Products division which has higher sales and marketing expenses than the revenues from the ArmorGroup Services division, and the acquisitions of Safariland, Parvus, ASH and FAS which were completed in 1999.

         Amortization. Amortization expense increased by $1.1 million, or 81.4%, to $2.4 million in fiscal 1999 compared to $1.3 million in fiscal 1998. This increase was primarily due to additional amortization of intangible assets acquired as a result of the Safariland, Parvus, ASH and FAS acquisitions during fiscal 1999 which would not have been reflected in the fiscal 1998.

         Equity in earnings of investees. Equity in earnings of investees decreased by $534,000, or 74.9%, to $179,000 in fiscal 1999 compared to $713,000 in fiscal 1998. The decrease was primarily due to losses incurred by Jardine Securicor Gurkha Services Limited ("JSGS"), a Hong Kong joint venture company in India. This office has been subsequently closed.

         Merger, integration and other non-recurring charges. Merger, integration and other non-recurring charges increased by $2.6 million to $2.6 million in 1999, and related to the integration of the acquired companies. These costs include relocation expenses for equipment and employees, severance costs as well as charges for integrating our sales and marketing efforts. The Company did not incur such charges in 1998.

         Interest expense. Interest expense was $17,000 in fiscal 1999 compared to interest income of $653,000 in fiscal 1998. This increase was primarily due to amortization of fees associated with the $60 million bank credit facility completed in February, 1999, as well as interest on debt acquired as part of the purchased companies.

         Operating income. Operating income increased by $6.7 million, or 49.1%, to $20.4 million in fiscal 1999 compared to $13.6 million in fiscal 1998 primarily due to the factors discussed above.

     Other income. Non-operating income increased by $788,000, or 2814.3%, to $816,000 in fiscal 1999 compared to $28,000 in fiscal 1998 and is primarily due to the gain on the sale of stock in MACE Security International acquired warrants received as part of the acquisition of certain assets of the Law Enforcement Divisions of MACE Security International in July of 1998.

     Income taxes. Provision for income taxes increased by $2.9 million, or 57.6%, in fiscal 1999, to $8.0 million, compared to $5.1 million in fiscal 1998. The provision was based on the Company's U.S. federal and state statutory income tax rates of approximately 39% for its U.S.-based companies and a 37% blended effective tax rate for foreign operations. The effective tax rate for the Company's foreign operations is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates. The increase in the Company's effective tax rate is a result of the increased amortization of the goodwill generated by the Safariland, Parvus, ASH and FAS acquisitions that is not tax deductible.

         Net income. Net income increased approximately $4.6 million or 53.5%, to $13.2 million in fiscal 1999 compared to $8.6 million in fiscal 1998. This increase was primarily due to a combination of the acquisitions made during the year being successfully integrated, and to the factors discussed above.

FISCAL 1998 AS COMPARED TO FISCAL 1997

     Service revenues. Service revenues increased by $3.1 million, or 6.4%, to $51.6 million in fiscal 1998 compared to $48.4 million in fiscal 1997. This increase was primarily due to the award of new contracts to our ArmorGroup Services division and the integration of acquisitions completed during 1998. This increase was partially offset by the reduction of $12.0 million in revenue associated with the termination of our Angolan operation in early 1998.

     Product revenues. Product revenues increased by $15.8 million, or 52.8%, to $45.6 million in fiscal 1998 compared to $29.9 million in fiscal 1997. This increase was primarily due to internal growth of approximately 25% over fiscal 1997 for acquired companies owned by us for more than one year and the increase resulting from the integration of acquisitions completed during 1998.


     Cost of sales. Cost of sales increased by $4.2 million, or 7.3%, to $61.6 million in fiscal 1998 compared to $57.4 million in fiscal 1997. This increase was primarily due to increased revenues in fiscal 1998 compared to fiscal 1997. As a percentage of total revenues, cost of sales decreased to 63.4% in fiscal 1998 from 73.3% in fiscal 1997 reflecting a greater proportion of total revenue generated by our Armor Holdings Products division in fiscal 1998, which has higher gross margins than our ArmorGroup Services division.

     Operating expenses. Operating expenses increased by $9.4 million, or 75.7%, to $21.9 million (22.5% of total revenues) in fiscal 1998 compared to $12.5 million (15.9% of total revenues) in fiscal 1997. This increase was primarily due to the increased revenues from our Armor Holdings Products division which has higher sales and marketing expenses than the revenues from the ArmorGroup Services division.

         Amortization. Amortization expense increased by $220,000, or 19.5%, to $1.3 million in fiscal 1998 compared to $1.1 million in fiscal 1997. This increase was primarily due to additional amortization of intangible assets acquired during fiscal 1998 which would not have been reflected in fiscal 1997.

     Merger, integration and other non-recurring charges. The fees and expenses associated with the acquisition of DSL, a component of our ArmorGroup Services division, which was accounted for as a pooling of interests and had non-recurring expenses relating to the financial and administrative restructuring and integration of DSL into our ArmorGroup Services division, totaled approximately $2.5 million in fiscal 1997. No such non-recurring expenses were incurred in fiscal 1998.


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

     Interest (income) expense, net. Interest (income) was $(625,000) in fiscal 1998 compared to interest expense of $195,000 in fiscal 1997. This increase was primarily due to interest income earned on the proceeds from our 1997 public offering and the repayment of the balance of approximately $18.6 million that was outstanding on the credit facility at the time the offering was completed.

     Operating income. Operating income increased by $8.4 million, or 158.2%, to $13.6 million in fiscal 1998 compared to $5.3 million in fiscal 1997 primarily due to the factors discussed above.

     Other income. Non-operating income decreased by $364,000, or 92.9%, to $28,000 in fiscal 1998 compared to $392,000 in fiscal 1997. This decrease was primarily due to fees paid to us by a former employee in fiscal 1997 in connection with our role as agent for the sale of our common stock.

     Income taxes. Income taxes increased by $2.7 million, or 113.7%, in fiscal 1998, compared to $2.4 million in fiscal 1997, based on a provision of 37%. This provision is comprised of our U.S. federal and state statutory rates of approximately 36% for our U.S.-based companies and a 38% blended effective tax rate for our foreign operations.

         Dividends on preference shares. In connection with our acquisition of DSL, a unit of our ArmorGroup Services division, we incurred $143,000 in preference share dividends in fiscal 1997. We acquired the shares underlying the dividends on April 16, 1997, and therefore, did not incur any dividends on these shares during fiscal 1998.

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

                                                                   QUARTER ENDED
------------------------------------------------------------------------------------------------------------------------------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      Mar 29      Jun 28      Sept 27       Dec 31      Mar 31      Jun30       Sept30      Dec 31
                                       1998        1998         1998         1998        1999        1999        1999        1999

Revenues
  Services                           $11,800     $11,905      $13,860      $13,998     $12,815     $12,847     $16,693     $17,603
  Products                             7,835      10,928       12,584       14,297      14,025      26,064      28,398      28,219
                                     -------     -------      -------      -------     -------     -------     -------     -------
Total Revenue                         19,635      22,833       26,444       28,295      26,840      38,911      45,091      45,822
Operating income                       2,507       2,759        3,667        4,087       3,862       4,270       6,386       5,865
Interest expense (income), net          (242)       (198)        (104)         (81)        (44)         (6)        (41)        108
Provision for Income taxes               975       1,122        1,445        1,535       1,635       1,738       2,484       2,146
Net income (loss) applicable to
  common stockholders                  1,774       1,835        2,326        2,661       2,740       2,835       3,902       3,719
Earnings per common share
  Basic                                 0.11        0.11         0.14         0.16        0.17        0.14        0.16        0.16
  Diluted                               0.10        0.11         0.14         0.15        0.16        0.14        0.16        0.15
Weighted average common shares
  outstanding
  Basic                               16,037      16,144       16,224       16,227      16,284      20,082      23,884      23,593
  Diluted                             17,154      17,034       17,022       17,471      17,476      20,839      24,473      24,300
Revenues
  Services                               60%         52%          52%          49%         48%         33%         37%         38%
  Products                               40%         48%          48%          51%         52%         67%         63%         62%
                                         ---         ---          ---          ---         ---         ---         ---         ---
Total revenue                           100%        100%         100%         100%        100%        100%        100%        100%
Operating income                         13%         12%          14%          14%         14%         11%         14%         13%
Interest expense (income), net          (1)%        (1)%           0%           0%          0%          0%          0%          0%
Provision(benefit) for income taxes       5%          5%           5%           5%          6%          4%          6%          5%
Net income applicable to                  9%          8%           9%           9%          8%          7%          8%          8%
common stockholders


Liquidity And Capital Resources

         Historically, we have funded operations through cash flow from operations, debt, and equity financing, including a May 1999 public offering of $63.5 million of our common stock. On February 12, 1999, we entered into a a Credit Agreement among the Company, as Borrower, CIBC, Inc. ("CIBC"), NationsBank, N.A. ("NationsBank"), First Union National Bank ("First Union") and SunTrust Bank, North Florida, N.A. ("SunTrust"), as lenders, NationsBank, as Documentation Agent and Canadian Imperial Bank of Commerce, as Administrative Agent (the "Credit Agreement").


         On February 25, 2000, we amended this Credit Agreement. Pursuant to the Credit Agreement, as amended, the several lenders established a five-year $100,000,000 line of credit (the "Credit Facility") for our benefit. Our indebtedness under the Credit Facility is evidenced by (i) Five Year Revolving Credit Notes of up to $100,000,000. All borrowings under the Credit Facility bear interest at either (i) the base rate, plus an applicable margin ranging from .000% to .375% depending on certain conditions, or (ii) the eurodollar rate, plus an applicable margin ranging from 1.125% to 1.875% depending on certain conditions. In addition, the Credit Facility provides that NationsBank will make swing-line loans of up to $5,000,000 available to the Company to be used by the Company for working capital purposes. CIBC, Inc. and NationsBank, N.A. will also issue letters of credit of up to $10,000,000 to the Company. As of March 14, 2000, we had $2,200,000 outstanding and $97,800,000 available under the credit facility.


         As part of the Credit Facility, all of our direct and indirect domestic subsidiaries (NIK Public Safety, Inc. ("NIK"), Armor Holdings Properties, Inc. ("Properties"), Defense Technology Corporation of America ("DTC"), Low Voltage Systems Technology, Inc. ("LST"), Federal Laboratories, Inc. ("FLI"), American Body Armor & Equipment, Inc. ("ABAE"), Pro-Tech Armored Products of Massachusetts, Inc. ("Pro-Tech", together with NIK, Properties, DTC, LST, FLI, ABAE, Safariland Ltd., Inc. ("SL"), The Parvus Company ("PC") collectively, the "Direct Domestic Subsidiaries"), US Defense Systems, Inc. ("USDS"), CDR International, Inc. ("CDR"), Safariland Government Sales, Inc. ("SLGC"), The Parvus International Information Company ("PIIC") and Parvus Crisis Management Corporation ("PCMC"), together with the Direct Domestic

Subsidiaries and USDS, collectively, the "Domestic Subsidiaries")) agreed to guarantee our obligations under the Credit Facility pursuant to a Subsidiaries Guarantee. The Credit Facility is secured by (i) a pledge by us of all of the issued and outstanding shares of stock of the Direct Domestic Subsidiaries pursuant to a Borrower Pledge Agreement and (ii) a pledge by us of 65% of the issued and outstanding shares of its foreign subsidiary, Armor Holdings Limited, organized under the laws of England and Wales, pursuant to a Security Deed. In connection with the closing of the Credit Facility, we fully paid our existing credit facility with Barnett Bank, N.A. and obtained a release of all collateral and security interests which Barnett Bank, N.A. held in connection with such facility.

    As of December 31, 1998, we had working capital of $24.4 million. As of December 31, 1999, we had working capital of $52.3 million which reflects the proceeds of our public offering in May 1999.

    We anticipate that cash generated from operations and borrowings under the Credit Facility will enable us to meet our liquidity, working capital and capital expenditure requirements during the next 12 months. We, however, may require additional financing to pursue our strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to stockholders.


    The Company's spending for its fiscal 1999 capital expenditures was $4.5 million. Such expenditures include, among other things, leasehold improvements, computer equipment and software, and manufacturing machinery and equipment.

NEW ACCOUNTING PRONOUNCEMENTS

         Beginning in the first quarter of 1999, we adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." The adoption of this statement did not materially impact our consolidated results, financial condition or long-term liquidity.

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

         In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes the SEC staff's view in applying generally accepted accounting principles to the recognition of revenues. The Company has evaluated the impact of the reporting requirements of SAB No. 101 and has determined that there will be no material impact on its consolidated results of operations, financial position or cash flows.

INFLATION

    We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our revenue or profitability. Historically, we have been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

YEAR 2000 ACTIVITIES

    As described in the Form 10-Q for the quarter ended September 30, 1999, we had developed plans to address our potential exposures to our systems related to the Year 2000. Since entering the Year 2000, we have not experienced any significant disruptions to our business nor are we aware of any significant Year 2000 related disruptions impacting our customers and suppliers. We will continue to monitor our systems and operations until we are reasonably assured that no significant business interruptions will occur as a result of any Year 2000 issues.

    We spent a total of approximately $50,000 on the Year 2000 Project with no significant additional expenses expected in 2000.

FORWARD LOOKING STATEMENTS

    We believe that it is important to communicate our expectations to our investors. Accordingly, this report contains discussion of events or results that have not yet occurred or been realized. You can identify this type of discussion, which is often termed "forward-looking statements", by such words and phrases as "expects", "anticipates", "intends", "plans", "believes", "estimates" and "could be". Execution of acquisition strategies, expansion of product lines and increase of distribution networks or product sales are are as, among others, whose future success may be difficult to predict. You should read forward-looking statements carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other expectations of future performance. The actions of current and potential new competitors, changes in technology, seasonality, business cycles and new regulatory requirements are factors that impact greatly upon strategies and expectations and are outside our direct control. There may be events in the future that we are not able accurately to predict or to control. Any cautionary language in this report provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations we express in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of certain of the events described in this report could adversely affect our business, results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company, as a result of its global operating and financial activities, is exposed to changes in raw material prices, interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in raw material prices, interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company does not utilize financial instruments or leveraged financial instrument for trading or other speculative purposes.

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

    The majority of the Company's business is denominated in U.S. dollars. There are costs related to the London headquarters which are denominated in the British currency. Several other currencies are used by the Company for various transactions, but their effect on the total business is minimal. By maintaining a sterling bank account, the Company is able to eliminate any foreign currency exchange gains or losses arising under cash paid out in British currency.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of March 1, 2000. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by and serve at the discretion of, the board of directors.

       Name             Age                    Position
--------------------    ---   --------------------------------------------------
Warren B. Kanders       42    Chairman of the Board of Directors
Jonathan M. Spiller     48    President, Chief Executive Officer and Director
Robert R Schiller       37    Executive Vice President and Director of Corporate
                                Development
Nicholas B Winiewicz    51    Vice President - Finance, Chief Financial Officer,
                                Secretary and Treasurer
Stephen E. Croskrey     40    President and Chief Executive Officer - Armor Holdings Products Division
Stephen J. Loffler      46    President and Chief Executive Officer - ArmorGroup Services Division
Richard C. Bartlett     65    Director
Burtt R. Ehrlich        60    Director
Stephen B. Salzman      34    Director
Nicholas Sokolow        50    Director
Thomas W. Strauss       58    Director
Alair A. Townsend       58    Director

     Warren B. Kanders has served as the Chairman of our board since January 1996. From October 1992 to May 1996, Mr. Kanders served as Vice Chairman of the board of Benson Eyecare Corporation. From June 1992 to March 1993, Mr. Kanders was the President and a director of Pembridge Holdings, Inc.

     Jonathan M. Spiller has served as our President and as a director since July 1991 and as Chief Executive Officer since September 1993. From June 1991 to September 1993, Mr. Spiller served as our Chief Operating Officer. Mr. Spiller is a chartered and certified public accountant and was previously partner with Deloitte & Touche LLP, an international accounting firm, where he worked for 18 years.

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

     Nicholas B. Winiewicz has served as Vice President--Finance, Chief Financial Officer, Secretary and Treasurer since February 1999. From 1994 to February 1999, Mr. Winiewicz served as Vice President and Chief Financial Officer for Aladdin Industries, Inc., a consumer branded appliance company. From 1984 to 1994 Mr. Winiewicz served as Vice President-Finance of Bentler Industries, Inc., an auto parts manufacturer. Mr. Winiewicz is a Certified Public Accountant.

         Stephen E. Croskrey has served as President and Chief Executive Officer of our Armor Holdings Products division since February 1999. From 1998 to February 1999, Mr. Croskrey served as Director of Sales for Allied Signal, Inc.'s global fibers business. From 1988 to 1998, Mr. Croskrey served in various positions for Mobil Oil, most recently as its Central Regional Manager for its Industrial Lubricant division.

         Stephen J. Loffler has served as President and Chief Executive Officer of our ArmorGroup Services division since April 1999. From April 1998 to March 1999, Mr. Loffler served as Vice President and General Manager Europe at Office Depot, an office products retailer, where he was responsible for European operations. From August 1991 to March 1998, Mr. Loffler served as Deputy Chairman of Acco Europe, an office products manufacturer, where he led the integration of Ofrex Group Holdings, an international distributor and manufacturer of office products.

     Richard C. Bartlett has served as director since May 1996. Mr. Bartlett has also served as Vice Chairman of Mary Kay Holding Corporation, a consumer branded products company, since January 1993 and as President, Chief Operating Officer, and director of Mary Kay Inc. from 1987 through 1992. Mr. Bartlett has also served as Chairman of the board of directors (from 1995 to 1999) and Chief Executive Officer (from 1994 to 1995) of Richmont Group, Inc., an affiliate of Richmont Capital Partners I, L.P. Richmont Group, Inc. and its affiliates own and operate portfolio businesses in industries such as financial services, apparel, sports products, and food services. On March 1, 1999, Mr. Bartlett resigned from his positions with Richmont Group, Inc., but he continues to serve as Vice Chairman of Mary Kay Holding Corporation.

     Burtt R. Ehrlich has served as one of our directors since January 1996. Mr. Ehrlich served as Chairman and Chief Operating Officer of Ehrlich Bober Financial Corp. (the predecessor of Benson Eyecare Corporation) from December 1986 until October 1992 and as a director of Benson Eyecare Corporation from October 1992 until November 1995.

     Stephen B. Salzman has served as director since June 1999. Mr. Salzman has been a principal of FS Partners since its inception in 1994. FS Partners and its affiliates invest in public and private companies through the purchase of equity and related securities.

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


COMMITTEES OF THE BOARD OF DIRECTORS

    During fiscal 1999, the Board of Directors held 11 meetings. The Board of Directors has standing Audit, Compensation, Nominating and Option Committees. During fiscal 1999, all of the directors then in office attended at least 60% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served. The Audit, Compensation, Nominating and Option Committees do not meet on a regular basis, but only as circumstances require.

AUDIT COMMITTEE

   The functions of the Audit Committee are to recommend to the Board of

Directors the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures. During fiscal 1999, the Audit Committee consisted of Ms. Townsend (Chairwoman), and Messrs. Sokolow and Strauss. THE AUDIT COMMITTEE MET TWICE DURING FISCAL 1999.



COMPENSATION COMMITTEE

     The purpose of the Compensation Committee is to recommend to the Board of Directors the compensation and benefits of the Company's executive officers and other key managerial personnel. During fiscal 1999, the Compensation Committee consisted of Messrs. Sokolow (Chairman), Kanders and Ehrlich. The Compensation Committee did not meet during fiscal 1999.


NOMINATING COMMITTEE

     The purpose of the Nominating Committee is to identify, evaluate and nominate candidates for election to the Board of Directors. The Nominating Committee will consider nominees recommended by stockholders. The names of such nominees should be forwarded to Nicholas B. Winiewicz, Secretary, Armor Holdings, Inc., 1400 Marsh Landing Parkway Suite 112, Jacksonville, Florida 32250, who will submit them to the committee for its consideration. During fiscal 1999, the Nominating Committee consisted of Messrs. Kanders (Chairman), Bartlett and Sokolow. The Nominating Committee met once during fiscal 1999.

OPTION COMMITTEE

   The purpose of the Option Committee is to administer the Company's 1999 Stock Incentive Plan (the "1999 Stock Option Plan"), the 1998 Stock Option Plan (the "1998 Stock Option Plan"), Amended and Restated 1996 Stock Option Plan (the "1996 Option Plan") and Amended and Restated 1996 Non-Employee Directors Stock Option Plan (the "1996 Directors Plan"), and to recommend to the Board of Directors awards of options to purchase Common Stock of the Company thereunder. During fiscal 1999, the Option Committee consisted of Messrs. Ehrlich (Chairman) and Kanders. The Option Committee did not meet during fiscal 1999.

COMPENSATION OF DIRECTORS

    In 1999, no compensation was paid to our directors of the Company for their services as directors. Directors who are not our employees ("Non-Employee Directors") are compensated for their services as directors through their participation in the 1999 Stock Option Plan. Each Non-Employee director was granted options to purchase 10,000 shares in consideration for service as a director. The exercise price for all 10,000 options granted to each Non-Employee Director under the 1999 Stock Option Plan was the closing price of the Common Stock on the date of the grant as quoted on the New York Stock Exchange.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Stephen Salzman, who was appointed as one of our directors on June 24, 1999, inadvertently did not file the required Form 3 by the required time. The Form 3 has since been filed.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and each of the other most highly compensated executive officers whose annual salary and bonus during fiscal 1999 exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                                   SECURITIES
                                            FISCAL                                 UNDERLYING           ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR         SALARY          BONUS    OPTIONS (#)        COMPENSATION
---------------------------------           ------      ---------        -------   -----------        ------------

Jonathan M. Spiller                          1999       $ 350,000           $  0     300,000          $      0
  President, CEO and Director                1998         275,000        150,000           0                 0
                                             1997         250,000        250,000     250,000                 0

Robert R. Schiller                           1999         200,000         50,000     125,000                 0
  Executive Vice President and               1998         140,000         80,000           0                 0
  Director of Business Development           1997         130,000         60,000           0                 0

Stephen E. Croskrey                          1999         220,000              0     200,000           103,674 (2)
  President and CEO of Armor
  Holdings Product Division

Stephen J. Loffler                           1999         264,000              0     150,000                 0
  President and CEO of ArmorGroup

Nicholas Winiewicz                           1999         165,000              0      75,000            50,000    (3)
  Vice President - Finance, CFO,
  Seccretary and Treasurer

(1) We have no long-term incentive compensation plan for our executive officers and employees other than the 1994 Incentive Sock Option Plan (which was discontinued for the purpose of further stock option grants in March 1996), the 1996 Option Plan, the 1998 Stock Option Plan, the 1999 Stock Incentive Plan and various individually granted options. We do not award stock appreciation rights, restricted stock awards or long term incentive plan pay-outs.


(2) Mr. Croskrey received reimbursement for moving expenses as part of his employment agreement.

(3) Mr. Winiewicz received reimbursement for moving expenses as part of his employment agreement.

OPTIONS GRANTED IN FISCAL 1999

         The following table contains certain information regarding stock options we granted to our Named Executive Officers during fiscal 1999.

                                                                                      Potential Realizable Value at
                                                                                      Assumed Annual Rates of Stock
                                                                                      Price Appreciation for Option
                                                    Individual Grants                            Term (2)
                       ----------------------------------------------------------     ------------------------
                       Number of      Percent of
                       Securities    Total Options     Exercise of
                       Underlying     Granted to        Base Price
                        Options      Employees in      ($/share)       Expiration
Name                    Granted       Fiscal Year          (1)             Date            5%             10%
------------------     ----------    -------------     -----------     ----------     ----------      ----------
Jonathan Spiller        300,000        16.03%          $ 11.3125        1/1/2009      $1,871,070      $4,608,535
Robert Schiller         125,000         6.68             11.3125        1/1/2009         779,613       1,920,223
Stephen Croskrey        200,000         10.69            13.1875        2/8/2009       1,454,128       3,581,587
Stephen Loffler         150,000         8.02             12.6875       4/12/2009       1,049,247       2,584,344
Nicholas Winiewicz       75,000         4.01             12.1875       2/16/2009         503,948       1,241,249


(1) All options were granted at the market value on the date of grant based generally on the last sale price on the date of grant of the our Common Stock.

(2) The dollar amounts under these calculations are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock or the present or future value of the options.

AGGREGATE OPTION EXERCISES IN FISCAL 1999 AND FISCAL YEAR END OPTION VALUES

    The following table contains certain information regarding stock options exercised during and options to purchase Common Stock held as of December 31, 1999, by each of the Named Executive Officers. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

                                                             Number of Securities            Value of Underlying
                                                            Underlying Unexercised           In the Money Options
                                                            Options at 12/31/99 (#)             at 12/31/99 (1)
                                                            -------------------------      -------------------------
                             Acquired        Shares
                                On           Value                            Non-                            Non-
                           Exercise (#)   Realized (2) ($)  Exercisable   Exercisable      Exercisable   Exercisable
                           ------------   ------------      -----------   -----------      -----------   -----------

Jonathan M. Spiller
Robert R. Schiller
Nicholas Winiewicz
Stephen E. Croskrey
Stephen J. Loffler
J. Lawrence Battle

(1). Calculated on the basis of $13.125 per share, the last reported sales price of the Common Stock on the New York Stock Exchange on December 31, 1999, less exercise price payable for such shares.

(2). Calculated on the basis of the closing share price the Common Stock on the New York Stock Exchange on the date exercised, less the exercise price payable for such shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the Armor Holdings, Inc.'s Proxy Statement for the 2000 Annual Meeting of Stockholders.

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

    (b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K under Item 5, dated October 21, 1999, announcing the approval of its stock repurchase program.

    (c) Exhibits

    The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

EXHIBIT
  NO.    DESCRIPTION
-------  -----------


         +2.1 Order confirming Debtor's Third Amended and Restated Plan of Reorganization with the Third Amended and Restated Plan of Reorganization attached thereto (incorporated by reference from Exhibit 2 to our Form 8-K, Current Report, dated October 1, 1993).

         +2.2 Asset Purchase Agreement, dated as of July 2, 1996, between the Company, NIK, Ivers-Lee and LFC No. 46 Corp. (filed as Exhibit 2.1 to our Form 8-K, Current Report, dated July 30, 1996 and incorporated herein by reference).

         +2.3 Asset Purchase Agreement, dated as of August 23, 1996, between the Company, DTC, Robert L. Oliver, Sandra A. Oliver and DTCoA (filed as Exhibit 2.1 to our Form 8-K, Current Report, dated October 9, 1996 and incorporated herein by reference).

         +2.4 Agreement and Plan of Merger, dated July 23, 1996, by and between American Body Armor & Equipment, a Florida corporation, and the Company (filed as Exhibit 2.1 to our Form 8-K, Current Report, dated September 3, 1996 and incorporated herein by reference).

         +2.5 Share Acquisition Agreement, dated as of April 7, 1997, between Bodycote, AHL and the Company (filed as Exhibit 2.1 to our Form 8-K, Current Report, dated April 22, 1997 and incorporated herein by reference).

         +2.6 Agreement for the Sale and Purchase of the Whole of the Issued Share Capital of DSL, dated April 16, 1997, between the company, AHL, NatWest Ventures Nominees Limited and Others and Martin Brayshaw (filed as Exhibit

2.2 to our Form 8-K, Current Report, dated April 22, 1997 and incorporated herein by reference).

         +2.7 Share Acquisition Agreement, dated as of June 9, 1997, between the Company, Strontian Holdings Limited, Alpha-A Limited and Others (filed as
Exhibit 2.1 to our Form 8-K, Current Report, dated June 24, 1997 and incorporated herein by reference).

         +2.8 Stock Purchase Agreement by and among Armor Holdings, Inc., The Neale A. Perkins Trust, The Scott T. O'Brien and Victoria S. O'Brien Revocable Trust, The David M. Holmes and Katherine C. Holmes Revocable Trust, Neale A. Perkins, David M. Holmes, Scott T. O'Brien and Safariland Ltd., Inc. dated as of April 12, 1999 (filed as Exhibit 2.8 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the Commission on April 15, 1999 and incorporated herein by reference).

         +3.1 Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Form 8-K, Current Report of the Company, dated September 3, 1996 and incorporated herein by reference).

         +3.2 Certificate of Merger of American Body Armor & Equipment, Inc., a Florida corporation, and the Company (filed as Exhibit 3.2 to Form 8-K, Current Report of the Company, dated September 3, 1996 and incorporated herein by reference).

         +3.3 Bylaws of the Company (filed as Exhibit 3.3 to Form 8-K, Current Report of the Company, dated September 3, 1996 and incorporated herein by reference).

         +3.4 Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.3.2 to our Form 10-K Annual Report for the fiscal year ended December 31, 1998 (the "98 10-K)).

         +10.1 Credit Agreement, dated as of February 12, 1999, among the Company, CIBC, NationsBank, First Union and SunTrust, as lenders, Canadian Imperial Bank of Commerce, as Administrative Agent and NationsBank, as Documentation Agent, in the aggregate principal amount of $60,000,000 (filed as Exhibit 5.1 to Form 8-K, Current Report of the Company, filed with the Commission on March 10, 1999 and incorporated herein by reference).

         +10.2 364-Day Revolving Credit Note, dated February 12, 1999, in the principal amount of up to $4,166,667 made by the Company in favor of First Union (filed as Exhibit 5.2 to Form 8-K, Current Report of the Company, filed with the Commission on March 10, 1999 and incorporated herein by reference).

         +10.3 364-Day Revolving Credit Note, dated February 12, 1999, in the principal amount of up to $4,166,667 made by the Company in favor of SunTrust (filed as Exhibit 5.3 to Form 8-K, Current Report of the Company, filed with the Commission on March 10, 1999 and incorporated herein by reference).

         +10.4 364-Day Revolving Credit Note, dated February 12, 1999, in the principal amount of up to $5,833,333 made by the Company in favor of NationsBank (filed as Exhibit 5.4 to Form 8-K, Current Report of the Company, filed with the Commission on March 10, 1999 and incorporated herein by reference).

         +10.5 364-Day Revolving Credit Note, dated February 12, 1999, in the principal amount of up to $5,833,333 made by the Company in favor of CIBC

(filed as Exhibit 5.5 to Form 8-K, Current Report of the Company, filed with the Commission on March 10, 1999 and incorporated herein by reference).

         +10.6 Five Year Revolving Credit Note, dated February 12, 1999, in the principal amount of up to $8,333,333 made by the Company in favor of First Union (filed as Exhibit 5.6 to Form 8-K, Current Report of the Company, filed with the Commission on March 10, 1999 and incorporated herein by reference).

         +10.7 Five Year Revolving Credit Note, dated February 12, 1999, in the principal amount of up to $8,333,333 made by the Company in favor of SunTrust (filed as Exhibit 5.7 to Form 8-K, Current Report of the Company, filed with the Commission on March 10, 1999 and incorporated herein by reference).

         +10.8 Five Year Revolving Credit Note, dated February 12, 1999, in the principal amount of up to $11,666,667 made by the Company in favor of NationsBank (filed as Exhibit 5.8 to Form 8-K, Current Report of the Company, filed with the Commission on March 10, 1999 and incorporated herein by reference).

         +10.9 Five Year Revolving Credit Note, dated February 12, 1999, in the principal amount of up to $11,666,667 made by the Company in favor of CIBC (filed as Exhibit 5.9 to Form 8-K, Current Report of the Company, filed with the Commission on March 10, 1999 and incorporated herein by reference).

         +10.10 Borrower Pledge Agreement, dated as of February 12, 1999, made by the Company in favor of Canadian Imperial Bank of Commerce as Administrative Agent for the Lenders (filed as Exhibit 5.10 to Form 8-K, Current Report of the Company, filed with the Commission on March 10, 1999 and incorporated herein by reference).

         +10.11 Security Deed, dated February 12, 1999, made by the Company in favor of Canadian Imperial Bank of Commerce as Administrative Agent for the Lenders (filed as Exhibit 5.11 to Form 8-K, Current Report of the Company, filed with the Commission on March 10, 1999 and incorporated herein by reference).

         +10.12 Subsidiaries Guarantee, dated as of February 12, 1999, made by the Company in favor of Canadian Imperial Bank of Commerce as Administrative Agent for the Lenders (filed as Exhibit 5.12 to Form 8-K, Current Report of the Company, dated March 10, 1999 and incorporated herein by reference).

         +10.13 Amended and Restated Employment Agreement between Jonathan M. Spiller and the Company, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.5 to our 98 10-K).

         +10.14 Amended and Restated Employment Agreement between Robert R. Schiller and the Company, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.6 to the 98 10-K).

         +10.15 Employment Agreement between Stephen E. Croskrey and the Company, dated as of February 8, 1999 (incorporated by reference to Exhibit 10.7 to the 98 10-K).

         +10.16 Employment Agreement between Nicholas B. Winiewicz and the Company, dated as of February 16, 1999 (incorporated by reference to Exhibit
10.8 to the 98 10-K).

         +10.17 Employment Agreement between Warren B. Kanders and the Company, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.9 to the 98 10-K).

         +10.18 Form of Registration Rights Agreement, dated April 16, 1997, between the Company and the Vendors of DSL (filed as Exhibit 10.3 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference).

         +10.19 Form of Option for 300,000 shares of Common Stock, dated May 15, 1996 granted to Richmont Capital Partners I, L.P. (filed as Exhibit 10.34 to Registration Statement No. 333-28879 on Form S-1 of the Company and incorporated herein by reference).

         +10.20 Agreement, dated as of April 21, 1998, amending Option, dated May 15, 1996, granted to Richmont Capital Partners I, L.P. for 300,000 shares of Common Stock (incorporated by reference to Exhibit 10.33 to the 98 10-K).

         +10.21 Form of Indemnification Agreement for Directors of the Registrant, dated September 21, 1993 (filed as Exhibit 10.4 to Form 10-KSB, Annual Report of the Company for the fiscal year ended December 31, 1993 and incorporated herein by reference).

         +10.22 Form of Indemnification Agreement for Officers of the Registrant, dated February 28, 1994 (filed as Exhibit 10.5 to Form 10-KSB, Annual Report of the Company for the fiscal year ended December 31, 1993 and incorporated herein by reference).

         +10.23 American Body Armor & Equipment, Inc. 1994 Incentive Stock Plan (incorporated by reference from Form S-8 filed on October 10, 1994, Reg. No. 33-018863).

         +10.24 American Body Armor & Equipment, Inc. 1994 Directors Stock Plan (incorporated by reference from Form S-8 filed on October 31, 1994, Reg. No. 33-018863).

         +10.25 Armor Holdings, Inc. Amended and Restated 1996 Stock Option Plan (incorporated by reference from the Company's 1997 Definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, held June 12, 1997, as filed with the Commission on May 27, 1997).

         +10.26 Armor Holdings Inc. Amended and Restated 1996 Non-Employee Directors Stock Option Plan (incorporated by reference from the Company's 1997 Definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, held June 12, 1997, as filed with the Commission on May 27, 1997).

         +10.27 Armor Holdings, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the 98 10-K).

         +10.28 Armor Holdings, Inc. 1999 Stock Incentive Plan (incorporated by reference from Appendix A to the Company's 1999 Definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Stockholders, as filed with the Commission on May 21, 1999).

         +10.29 Lease for the Company's former primary facility located in Yulee, Florida, dated July 26, 1993, effective May 1, 1993 (filed as Exhibit
28.1 to Form 10-KSB, Annual Report of the Company, for the fiscal year ended December 31, 1993 and incorporated herein by reference).

         +10.30 Agreement, dated as of March 8, 1999, between the Company and Kanders & Company, Inc (incorporated by reference to Exhibit 10.21 to the 98 10-K).

         *23.1    Consent of PricewaterhouseCoopers LLP.

         *23.2    Consent of Deloitte & Touche.

         *23.3    Consent of Deloitte & Touche LLP.

         *23.4    Consent of KPMG.

         *23.5    Consent of Ernst & Young LLP.

         *27.1    Financial Data Schedule.

-----------------------

 *       Filed herewith.

 +       Incorporated herein by reference.

                          INDEX TO FINANCIAL STATEMENTS

ARMOR HOLDINGS, INC.

     Report of Independent Accountants................ F-2

     Independent Auditors' Report..................... F-4

     Independent Auditors' Report..................... F-5

     Consolidated Balance Sheets...................... F-6 -- F-7

     Consolidated Income Statements................... F-8

     Consolidated Statement of Stockholders' Equity... F-9

     Consolidated Statements of Cash Flow............. F-10

     Notes to Consolidated Financial Statements....... F-11 -- F-35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and the
Board of Directors of
Armor Holdings, Inc.

     In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Armor Holdings, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for the periods ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1998 financial statements of Defence Systems Colombia S.A., a wholly owned subsidiary, which statements reflect total assets of $4,974,000 at December 31, 1998 and total revenues of $13,266,000 for the year ended December 31, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Defence Systems Colombia S.A. is based solely on the report of the other auditors. We conducted our audits of the consolidated financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP
March 27, 2000
Jacksonville, Florida

                          INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders of Armor Holdings, Inc.
Jacksonville, Florida

     We have audited the consolidated statements of income, stockholders' equity, and cash flows; for the year ended December 27, 1997 of Armor Holdings, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. These consolidated financial statements give retroactive effect to the merger with DSL Group Limited ("DSL") on April 16, 1997, which has been accounted for as a pooling of interests as described in
Note 1. We did not audit the financial statements of Defense Systems Colombia ("DSC") (a consolidated subsidiary), which statements total revenues of $10,766,000 for the year ended December 31, 1997. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for DSC in the December 27, 1997 financial statements, is based solely upon the report of such other auditors.

     We conducted our audit in acceptance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based upon our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows for the year ended December 27, 1997 of Armor Holdings Inc. in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
New York, New York
March 19, 1999

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1998 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                                    DECEMBER 31
                                                                                1998         1999
                                                                              --------    ---------
ASSETS
Current Assets:
    Cash and cash equivalents..............................................    $6,789      $13,246
    Accounts receivable (net of allowance for doubtful accounts of $1,380
        $1,691 )...........................................................    21,363       35,028
    Net investment in sales-type leases                                             -           99
    Inventories............................................................     9,103       16,452
    Prepaid expenses and other current assets..............................     5,910        7,215
                                                                              -------      --------

Total current assets.......................................................    43,165       72,040

Property, plant and equipment, net.........................................    12,173       16,367

Goodwill (net of accumulated amortization of $1,577 and $3,593)............    25,820       74,586

Reorganization value in excess of amounts allocable to identifiable assets
   (net of accumulated amortization of $2,513 and $2,564)..................     1,562        1,511

Patents, licenses and trademarks (net of accumulated amortization of
   $728 and $1,124)........................................................     7,180        7,008

Net investment in sales-type leases........................................         -          401

Investment in unconsolidated subsidiaries..................................       483          514

Other assets...............................................................     3,970        6,495
                                                                              -------     --------
Total assets...............................................................   $94,353     $178,922
                                                                              =======     =========


                 See notes to consolidated financial statements.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1998 AND DECEMBER 31, 1999
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                          DECEMBER 31
                                                                                    -----------------------
                                                                                      1998           1999
                                                                                    -------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capitalized lease obligations.....        $   433        $    509
    Short term debt.........................................................          5,041           1,924
    Accounts payable, accrued expenses and other current liabilities........         11,294          13,998
    Income taxes payable....................................................          2,031           1,616
                                                                                    -------        --------
    Total current liabilities...............................................         18,799          18,047

Minority interest...........................................................            108             179

Deferred tax liability......................................................             --             360

Long-term debt and capitalized lease obligations, less current portion......            344           2,453
                                                                                    -------        --------
        Total liabilities...................................................         19,251          21,039

Commitments and contingencies (Notes 6, 10 and 11)..........................

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares
       issued and outstanding...............................................              -               -
   Common stock, $.01 par value; 50,000,000 shares authorized; 16,497,808 and 24,513,830 issued; 16,227,080 and 23,302,958 outstanding at
      December 31,1998 and 1999 respectively................................            165             245
   Additional paid-in capital...............................................         65,408         145,480
   Retained Earnings........................................................         13,419          26,615
   Accumulated other comprehensive income:
       Cumulative translation adjustments...................................           (574)          (1,351)
   Treasury stock...........................................................         (3,316)         (13,106)
                                                                                    -------         --------
        Total stockholders' equity..........................................         75,102          157,883
                                                                                    -------         --------
Total liabilities and stockholders' equity..................................        $94,353         $178,922
                                                                                    =======         ========

                 See notes to consolidated financial statements.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                     FOR THE YEARS ENDED DECEMBER 27, 1997,
                           DECEMBER 31, 1998 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                          YEAR ENDED
                                                                          -------------------------------------------
                                                                             1997            1998            1999
                                                                          ------------    ------------   ------------
Revenues:
   Services.........................................................        $48,445         $51,563         $59,958
   Products.........................................................         29,869          45,644          96,706
                                                                          ----------      ----------     -----------
Total revenues......................................................         78,314          97,207         156,664
                                                                          ----------      ----------     -----------
Costs and expenses:
   Cost of sales....................................................         57,438          61,638          94,407
   Operating expenses...............................................         12,473          21,915          37,004
   Amortization.....................................................          1,127           1,347           2,463
   Merger, integration and other non-recurring charges..............          2,542               -           2,569
   Equity in earnings of investees..................................           (746)           (713)           (179)
   Interest (income) expense net....................................            195           (625)              17
                                                                          ----------      ----------     -----------
Total costs and expenses............................................         73,029          83,562         136,281

Operating income....................................................          5,285          13,645          20,383
Other income........................................................            392              28             816
                                                                          ----------      ----------     -----------
Income before provision for income taxes............................          5,677          13,673          21,199
Provision for income taxes..........................................          2,376           5,077           8,003
Dividends on preference shares......................................            143               -               -
                                                                          ----------      ----------     -----------
Net income applicable to common shareholders........................         $3,158          $8,596         $13,196
                                                                          ==========      ==========     ===========
Basic earnings per share............................................         $ 0.23          $ 0.53         $  0.63
                                                                          ==========      ==========     ===========
Diluted earnings per share..........................................         $ 0.21          $ 0.50         $  0.61
                                                                          ==========      ==========     ===========

                 See notes to consolidated financial statements.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            YEARS ENDED DECEMBER 27, 1997, DECEMBER 31, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                           ACCUMULATED
                                                                              OTHER
                                                                          COMPREHENSIVE
                                                                          INCOME (LOSS)
                               COMMON STOCK                                  FOREIGN
                              ----------------   ADDITIONAL                 CURRENCY
                                        PAR       PAID-IN    RETAINED      TRANSLATION     TREASURY
                               SHARES  VALUE      CAPITAL    EARNINGS      ADJUSTMENTS       STOCK       TOTAL
                              -------- -----     ----------  --------     -------------    --------     -------
December 28, 1996............  11,691  $117      $ 23,322     $1,665          ($229)            -       $24,875
Exercise of stock options ...     217     2           539                                                   541
Issuance of stock for
  acquisitions...............     115     1         1,200                                                  1,201
Recovery of acquisition
  escrow shares..............                                                              (1,528)       (1,528)
Issuance of common stock.....   4,000    40        36,435                                                36,475
Comprehensive income (loss)
  excluded from net
  income, net of tax                                                           (124)                       (124)
Dividends on preference
  shares.....................                                   (143)                                      (143)
Net income...................                                  3,301                                      3,301
                              -----------------------------------------------------------------------------------

Balance December 27, 1997      16,023  $160      $ 61,496     $4,823          ($353)      ($1,528)      $64,598
Exercise of stock options ...     149     2           170                                                   172
Issuance of stock for
  acquisitions...............     326     3         3,742                                                 3,745
Recover of acquisition
  escrow shares due to
  settlement of lawsuit......                                                              (1,788)       (1,788)
Comprehensive income (loss)
  excluded from net
  income, net of tax.........                                                  (221)                      (221)
Net income...................                                   8,596                                     8,596
                              -----------------------------------------------------------------------------------
Balance, December 31,
  1998.......................  16,498  $165      $ 65,408   $ 13,419          $(574)      $(3,316)     $75,102
Exercise of stock options....     298     3         1,087                                                1,090
Issuance of common stock.....   6,125    61        61,563                                               61,624
Issuance of stock for
  acquisitions                  1,593    16        17,422                                               17,438)
Repurchases of stock.........                                                              (9,790)      (9,790)
Comprehensive income (loss)
  excluded from net
  income, net of tax.........                                                  (777)                      (777)
Net income...................                                 13,196                                    13,196
                             -----------------------------------------------------------------------------------
Balance, December 31, 1999 ..  24,514  $245      $145,480   $ 26,615        $(1,351)     $(13,106)    $157,883
                             ========  ====      ========   ========        =======      ========     ========




                 See notes to consolidated financial statements.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED DECEMBER 27, 1997, DECEMBER 31, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                               YEAR ENDED
                                                                    -------------------------------
                                                                      1997        1998       1999
                                                                    ---------   --------   -------
OPERATING ACTIVITIES:
   Net income....................................................     $3,301    $ 8,596    $13,196
   Adjustments to reconcile net income to
       cash provided by (used in )operating
       activities, net of effects of acquisitions:
   Preference stock dividends....................................       (143)        --         --
   Depreciation and amortization.................................      1,976      2,654      5,676
   Loss on sale of equipment.....................................        166         --         --
   Deferred income taxes.........................................      1,203      1,842        486
   Increase in accounts receivable...............................     (3,468)    (2,848)    (5,280)
   Increase (decrease) in inventories............................     (1,001)      (786)    (3,323)
   Decrease (increase) in prepaid expenses and other assets......     (1,129)    (5,450)       972
   Decrease in accounts payable, accrued liabilities
        and other current liabilities............................     (3,715)      (686)    (6,839)
   Increase in income taxes payable..............................      1,072        162       (717)
   Increase (decrease) in minority interests.....................        182       (105)        66
                                                                      ------      ------    ------
   Net cash provided by (used in ) operating activities..........     (1,556)     3,379      4,238
                                                                      ------      ------    ------
INVESTING ACTIVITIES:
   Purchase of property and equipment............................     (5,153)    (3,301)    (4,520)
   Purchase of licenses, patents and trademarks..................        (76)    (3,448)        --
   Purchase of businesses, net of assets acquired................     (3,607)    12,068    (36,677)
   Dividends received from equity investees......................        939        478        115
   Proceeds from the sale of equipment...........................         20         --         --
   Other fees paid related to acquisitions.......................         --       (685)        --
   Repurchases of treasury shares................................         --         --     (9,790)
   Advances to stockholders......................................         --     (1,677)        --
   Net cash used in investing activities.........................     (7,877)   (20,701)   (50,872)
                                                                      ------      ------    ------
FINANCING ACTIVITIES:
   Proceeds from issuance of common stock and preference shares..     36,475         --     61,213
   Repurchase of preference shares...............................     (7,480)        --         --
   Preferred stock dividends.....................................       (382)        --         --
   Proceeds from the exercise of stock options...................        201        172      1,090
   Repayments of long-term debt..................................     (8,002)      (181)    (5,028)
   Borrowings (repayments) under lines of credit.................         --      5,041     57,868
   Repayments under lines of credit                                       --         --    (61,275)
                                                                      ------    -------     ------
   Net cash provided by financing activities.....................     20,812      5,032     53,868
   Cumulative comprehensive income excluded from net
        income, net of tax.......................................       (124)      (221)      (777)
                                                                     -------    -------    -------
   Net increase (decrease) in cash and cash equivalents..........     11,255    (12,511      6,457
   Cash and cash equivalents, beginning of period.................     8,045     19,300      6,789
                                                                     -------    -------    -------
   Cash and cash equivalents, end of period.......................   $19,300     $6,789    $13,246
                                                                     =======    =======    =======

                 See notes to consolidated financial statements.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      THE COMPANY AND NATURE OF BUSINESS -- Armor Holdings, Inc. (the "Company"or "Armor") is a global provider of security risk management services and products to multi-national corporations, governmental agencies and law enforcement personnel through two operating divisions -- ArmorGroup Services and Armor Holdings Products. ArmorGroup Services division provides sophisticated security planning and risk management, electronic security systems integration, consulting and training services, intellectual property asset protection, business intelligence, computer forensics, and investigative services. Armor provides these services to multi-national corporations and governmental and non-governmental agencies through 22 offices in 38 countries. Armor Holdings Products division manufactures and sells a broad range of high quality branded law enforcement equipment and has leading market positions in several of the product categories in which Armor competes. Such products include ballistic resistant vests and tactical armor, duty gear, less-than-lethal munitions, anti-riot products and narcotics identification kits. These products are sold primarily to law enforcement agencies through a worldwide network of over 500 distributors and sales agents including approximately 350 in the United States.

      ArmorGroup Services Division. ArmorGroup Services division provides a broad range of sophisticated security risk management solutions to multi-national corporations in diverse industries such as natural resources, financial services and consumer products, and to governmental and non-governmental agencies such as the U.S. Department of State, the United Nations and the World Bank. Clients typically have personnel and other investments in unstable and often violent areas of the world. Through ArmorGroup Services offices on five continents, ArmorGroup Services provides its multi-national clients with a diversified portfolio of security solutions to assist them to mitigate risks in their operations around the world. ArmorGroup Services' highly trained, multi-lingual and experienced security personnel work closely with clients to create and implement solutions to complex security problems. These services include the design and implementation of risk management plans and security systems, provision of security specialists and training of security personnel. ArmorGroup Services provides its multi-national clients with specialized investigative services enhanced by its global network. These services include intellectual property asset protection and related investigative services ranging from protecting companies against counterfeiting, patent infringements, product tampering and extortion to identifying unethical supplier activities. In addition, ArmorGroup Services provides business intelligence, fraud investigation, computer forensics, and asset tracing and recovery services to financial services companies, law firms and other entities worldwide.

      Armor Holdings Products Division. Armor Holdings Products division manufactures and sells a broad range of high quality branded law enforcement equipment, such as ballistic resistant vests and tactical armor, duty gear, bomb disposal equipment, less-than-lethal munitions, anti-riot products including tear gas and distraction grenades, narcotics identification kits and custom-built armored vehicles.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES

1.     BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

These products are marketed under brand names which are well-known and respected in the law enforcement community such as American Body Armor, Safariland, Defense Technology, First Defense, MACE, Pro-Tech and NIK. Armor Holdings Products division sells manufactured products primarily to law enforcement agencies through a worldwide network of over 500 distributors and sales agents including approximately 350 in the United States. Extensive distribution capabilities and commitment to customer service and training have enabled Armor Holdings Products division to become a leading provider of security equipment to law enforcement agencies.

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

     The combination with DSL was accounted for under the pooling-of-interests method of accounting, and accordingly, the accompanying 1997 consolidated financial statements were retroactively restated as if the Company and DSL had operated as one entity since inception.

      PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all material intercompany balances and transactions have been eliminated. Results of operations of companies acquired in transactions accounted for under the purchase method of accounting are included in the financial statements from the dates of the acquisition.

      CASH EQUIVALENTS -- The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      CONCENTRATION OF CREDIT RISK -- The Company's accounts receivable consist of amounts due from customers and distributors located throughout the world. International product sales generally require cash in advance or confirmed letters of credit on United States ("U.S.") banks.

      INVENTORIES -- Inventories are stated at the lower of cost or market determined on the first-in, first-out ("FIFO") method.

      FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying values of the Company's various financial instruments reflected in the accompanying statements of financial position approximate their estimated fair values at December 31, 1998 and December 31, 1999.

     PROPERTY AND EQUIPMENT -- Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated lives of the related assets as follows:


        Buildings and improvements............ 5 - 39 years
        Machinery and equipment............... 3 - 7 years

      GOODWILL -- Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill and other intangible assets are stated on the basis of cost and are amortized, principally on a straight-line basis, over the estimated future periods to be benefited 25 to 40 years).

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

     IMPAIRMENT - The Company periodically reviews the carrying value of property and equipment, goodwill and other long-lived assets. Impairments are recognized when the estimated undiscounted future cash flows are less than the carrying amount of the asset.

      RESEARCH AND DEVELOPMENT -- Research and development costs are expensed as incurred. The Company incurred approximately $605,000, $738,000, and $1,559,000 for the years ended December 27, 1997, December 31, 1998 and December 31, 1999, respectively, for research and development. These costs are included in the operating expenses in the accompanying consolidated financial statements.

      ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the carrying value of long-lived assets; valuation allowances for receivables, inventories and deferred income tax assets; liabilities for potential litigation claims and settlements; and contract contingencies and obligations. Actual results could differ materially from the estimates and assumptions used.

       INCOME TAXES -- The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" . Under the asset and liability method specified thereunder, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are offset by deferred tax assets representing the tax-effected cumulative net operating loss carryforwards and deductible temporary differences, subject to applicable limits and an asset valuation allowance. Future benefits obtained from utilization of net operating loss carryforwards or from the reduction in the income tax asset valuation allowance existing on September 20, 1993 have been and will be applied to reduce reorganization value in excess of amounts allocable to identifiable assets. At December 31, 1998 and 1999, the Company's consolidated foreign subsidiaries have unremitted earnings of approximately $3 million and $6 million, respectively on which the Company has not recorded a provision for United States Federal income taxes since these earnings are considered to be permanently invested. Such foreign earnings have been taxed according to the regulations existing in the countries in which they were earned.

      REVENUE RECOGNITION -- The Company records sales at gross amounts to be received, including amounts to be paid to agents as commissions. The Company records service revenue as the service is provided on a contract by contract basis. Revenues are recorded at the time of shipment of products or performance of services. Revenues from service contracts are recognized in earnings over the term of the contract. Returns are minimal and do not materially effect financial statements. The present values of payments due under sales-type lease contracts are recorded as revenues and cost of goods sold is charged with the book value of the equipment at the time of shipment. Future interest income is deferred and recognized over the related lease term.

      ADVERTISING - The Company accounts for advertising costs as expense in the period in which they are incurred.


     EARNINGS PER SHARE -- The Company accounts for Earnings per Share, "EPS" in accordance with SFAS No. 128. This Standard establish standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This standard replace the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings.

     FOREIGN CURRENCY TRANSLATION -- In accordance with Statement Financial Accounting Standard No. 52, "Foreign Currency Translation", assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment, net of tax, which represents the effect of translating assets and liabilities of the Company's foreign operations was recorded as a reduction of equity of $(574,000) and $(1,351,000) for the years ended December 31, 1998 and December 31, 1999. The change is included in comprehensive income.

      COMPREHENSIVE INCOME - The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. This standard requires enterprises to display comprehensive income and its components in financial statements, to classify items of comprehensive income by their nature in financial statements, and to display the accumulated balances of other comprehensive income in stockholders' equity separately from retained earnings and additional paid-in capital.

Comprehensive increase is as follows:

                                   1997           1998           1999
                                   ----           ----           ----

Net Income                         3,301          9,596         13,196

Foreign Currency translation
  adjustments                      (124)           (221)          (727)
                                 ------          ------        -------
Comprehensive Income             $3,177          $8,375        $12,419
                                 ======          ======        =======

      RECLASSIFICATIONS -- Certain reclassifications have been made to the 1997 and 1998 financial statements in order to conform to the presentation adopted for 1999. These reclassifications had no effect on net income or retained earnings.

      NEW ACCOUNTING STANDARDS--In December1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes the SEC staff's view in applying generally accepted accounting principles to the recognition of revenues. The Company has evaluated the impact of the reporting requirements of SAB No. 101 and has determined that there will be no material impact on its consolidated results of operations, financial position or cash flows. We adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position SOP 98-5, "Reporting on the Costs of Start-Up Activities," on January 1, 1999. We expense costs as incurred. There was no material impact on our consolidated financial statements as a result.

2. BUSINESS COMBINATIONS

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

DSL GROUP LIMITED

      On April 16, 1997 in a pooling of interests calculation, Armor issued 1,274,217 shares of its common stock in exchange for all of the outstanding ordinary shares of DSL Group Limited ("DSL"), a company incorporated on June 3, 1996, under the laws of England and Wales. DSL provides specialized security services in high risk and volatile environments.

GORANDEL TRADING LIMITED

      On June 9, 1997, the Company acquired the remaining 50% of Gorandel Trading Limited that it did not previously own. GTL provides specialized security services throughout Russia and Central Asia. The aggregate purchase price of the transaction was approximately $2.4 million, consisting of $570,000 in cash paid at closing, $300,000 in cash paid on September 30, 1997 and $300,000 in cash payable subject to certain conditions, and 115,176 shares of the Company's common stock valued at $1.2 million. As part of this transaction, the Company agreed to make a loan of $200,000 to a former stockholder of GTL, subject to certain conditions which was subsequently repaid. The acquisition of GTL has been accounted for under the purchase method. Accordingly, the results of its operations are included in the consolidated financial statements from the date of acquisition.

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

ASMARA LIMITED

     On April 8, 1998, the Company acquired all of the issued and outstanding stock of Asmara Limited, based in London, England (hereinafter "Asmara"). Asmara provides business intelligence and investigative due diligence services to clients on a worldwide basis. Services include personnel investigations, due diligence, asset tracing, and litigation intelligence. This acquisition has a current aggregate purchase price of (pounds sterling) 1.825 million (approximately $3 million). The purchase price consists of (pounds sterling)
1.575 million (approximately $2.6 million) in cash paid at closing and 36,846 unregistered shares of the Company's common stock valued at closing at (pounds sterling) 250,000 (approximately $415,000). All 36,846 shares are restricted from sale until April 8, 2001. As part of the acquisition, additional purchase price contingent upon meeting certain agreed targets during this period could be paid for the fiscal years ending 1998, 1999 and 2000. The total aggregate contingent purchase price could be (pounds sterling)1.5 million. Based upon the results of operations for 1998, the Company will pay an additional purchase price of approximately $825,000. This additional purchase price for fiscal 1998 is reflected in the Company's balance sheet as of December 31, 1998. The acquisition of Asmara has been accounted for under the purchase method. Accordingly, the results of its operations are included in the consolidated financial statements from the date of acquisition.

PRO-TECH ARMORED PRODUCTS OF MASSACHUSETTS, INC.

      On April 14, 1998 the Company acquired all of the issued and outstanding stock of Pro-Tech Armored Products of Massachusetts, Inc. of Pittsfield, Massachusetts (hereinafter "Pro-Tech"). Pro-Tech is a leading manufacturer of hard armor products including ballistic shields, bulletproof vests, visors, and other personal accessories. Pro-Tech also manufactures protective armor products for helicopters, automobiles, and riot control vehicles. This acquisition has been accounted for as a purchase and has a current purchase price of $1.6 million. The purchase price consists of $1.115 million in cash and 42,592 unregistered shares of the Company's common stock valued at closing at

$485,000. As part of this transaction, additional purchase price could be paid for the fiscal years ending 1998, 1999 and 2000 totaling an aggregate of $4 million, with up to 50% payable in common stock and the remainder in cash. The payment of additional purchase price is contingent upon operating performance and meeting certain agreed targets during this period. This additional purchase price for fiscal 1998 totaled approximately $401,000 and is reflected in the Company's balance sheet as of December 31, 1998. All of the shares issued for the purchase and to be issued for payment for the earn-out, if any, are restricted from sale until April 14, 2001. The acquisition of Pro-Tech has been accounted for under the purchase method. Accordingly, the results of its operations are included in the consolidated financial statements from the date of acquisition.

CDR INTERNATIONAL LTD.

      On June 11, 1998 the Company acquired all of the issued and outstanding stock of CDR International Ltd. ("CDR"), a London based investigation firm with offices in London, Charlotte, Los Angeles and Moscow. CDR provides a full range of consulting and investigative services specializing in worldwide intellectual property asset protection for multinational corporations involved in the manufacturing and distribution of, among other things, sportswear, tobacco, spirits and pharmaceuticals. Its services range from protecting companies against counterfeiting, patent infringements, product tampering and extortion to identifying unethical supplier activity such as the use of child labor. CDR also provides training services to law enforcement agencies in foreign countries. This acquisition has been accounted for as a purchase and has a current aggregate purchase price of (pounds sterling)1.5 million. The purchase price consists of 210,460 registered shares the Company's common stock valued at closing at (pounds sterling)1.5 million (approximately $2.5 million). Additional purchase price could be paid for the fiscal years ending 1999, 2000 and 2001 totaling an aggregate of (pounds sterling) 6.0 million (approximately $10 million). The payment of additional purchase price is contingent upon operating performance meeting certain agreed targets during the period. Any additional purchase price will be paid entirely in common stock of the Company. Of the total shares of the Company's common stock received at closing, 70,154 shares and 40% of the additional consideration will be restricted from sale for a period of three years from the date of issue, and 50% of any additional consideration in excess of (pounds sterling) 4.25 million will be restricted from sale for between 4.5 and 6 years. The acquisition of CDR has been accounted for under the purchase method. Accordingly, the results of its operations are included in the consolidated financial statements from the date of acquisition.

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

LAW ENFORCEMENT DIVISION OF MACE SECURITY INTERNATIONAL

      On July 16, 1998 the Company acquired certain assets of the Law Enforcement Division of MACE Security International (hereinafter "MSI"). This acquisition includes the assets of the Federal Laboratories ("Fed Labs") division and an exclusive license to use the MACE (Registered Trademark) trademark for the manufacture and sale of MACE (Registered Trademark) brand aerosol defensive sprays to law enforcement markets worldwide. The purchase price was approximately $4.6 million in cash. The Company is holding an additional amount of $600,000 in escrow of which $480,000 is payable six months after closing (paid in January 1999) and $120,000 is payable twelve months after closing. The acquisition of Fed Labs has been accounted for under the purchase method. Accordingly, the results of its operations are included in the consolidated financial statements from the date of acquisition.

SAFARILAND LTD., INC.

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

ALARM SYSTEMS HOLDING COMPANY AND FIRE ALARM SERVICE CORPORATION

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

       The following unaudited consolidated results of operations of the Company are presented on a pro forma basis as if the acquisitions referenced above had been consummated on December 31, 1998, for the years ended December 31:

                                               1998           1999
                                            ---------       --------
                                         IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues...............................     $152,275       $173,973
Net income.............................     $  8,235       $ 13,321
Basic and diluted earnings per share...     $   0.44       $   0.59
Weighted average shares................       18,775         22,140


3.    INVENTORIES

      Inventories are summarized as follows for the years ended December 31:


                                               1998           1999
                                            ---------       --------
                                                   (IN THOUSANDS)

Raw materials...........................    $4,863           $8,812
Work-in-process.........................     1,348            1,243
Finished goods..........................     2,892            6,397
                                           -------           ------
                                            $9,103           $16,452
                                           =======           =======
4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are summarized as follows for the years ended December 31:


                                              1998             1999
                                           ---------         --------
                                                (IN THOUSANDS)

Land....................................    $1,248           $1,330
Buildings and improvements..............     6,352            7,536
Machinery and equipment.................     8,287           13,780
Construction in progress................       458                0
                                           -------           ------
Total...................................    16,345           22,646
                                            (4,172)          (6,279)
Accumulated Depreciation................
                                           -------           ------
                                           $12,173          $16,367
                                           =======          =======
      Depreciation expense for 1997, 1998 and 1999 was approximately $994,000, $1,409,000, and $2,107,000 respectively. In the statement of operations for 1998 and 1999, depreciation expense in the income statement has been reduced by $131,000 and $130,270, respectively for the amortization of the proceeds received under an economic development grant received from the Department of Housing and Urban Development.

5.    ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accounts payable, accrued expenses and other current liabilities are summarized as follows for the years ended December 31:

                                                       1998        1999
                                                      -------    -------
                                                         (IN THOUSANDS)

Trade and other payables............................   $3,681   $ 5,717
Accrued expenses....................................    2,980     6,382
Additional purchase price for acquisition earnouts..    1,226         0
Deferred conditions for acquisitions................      835         0
Other current liabilities...........................    2,572     1,899
                                                      -------   -------
                                                      $11,294   $13,998
                                                      =======   =======

6. INDEBTEDNESS

                                                                                                     1998              1999
                                                                                                -------------     -------------
                                                                                                         (IN THOUSANDS)
Debt:
Note to former shareholder payable every four months in installments of $95
    through April 2000 with an imputed rate of interest of 10%..................                   $   350              $    87

Bank note payable in quarterly installments of $19 including interest at 9%
    through March 2002..........................................................                       241                    -

Revolving working capital credit facility with NationsBank expired March 1,
    1999 with an interest rate of 7.5%..........................................                     3,890                    -

Note to former officer payable in monthly installments of $7 through
    December 31, 2009 with an imputed interest rate 9.25%.......................                                            505

Minimum guaranteed royalty to former officer payable in monthly installments
    of $4 through August 2005 with an imputed interest rate of 9.2%.............                                            219

Minimum guaranteed royalty to former officer payable in monthly installments
    of $36 through April 2005 with an imputed interest rate of 7.35%............                                          1,888

                                                                                                   ---------            ---------
                                                                                                   $ 4,481              $ 2,699
Less current portion............................................................                    (4,227)                (359)
                                                                                                   ---------            ---------
                                                                                                   $   254              $ 2,340
                                                                                                   =========            =========


The company's subsidiary Defense Systems Limited maintains a $2 million overdraft facility with a variable interest rate requiring monthly interest payments. The facility expires March 31, 2000. The overdraft facility had an outstanding balance of $1.1 million and $1.9 million for the years ended December 31, 1998 and 1999 respectively.


                                                                                                     1998              1999
                                                                                                -------------     -------------
                                                                                                         (IN THOUSANDS)

Capitalized lease obligations:

Equipment lease bearing interest at 12% for 48 months, expiring July 2001, collateralized by equipment with an amortized cost of approximately $36
    at December 31, 1999........................................................                   $    73              $    36
Equipment lease bearing interest at 12% for 36 months expiring August 2000 collateralized by equipment with an amortized cost of approximately $46
    at December 31, 1999........................................................                        92                   46
Equipment lease for 60 months expiring January 2002 collateralized by equipment with an amortized cost of approximately $0 at December 31,
    1999........................................................................                        11                    -
Equipment lease bearing interest at 10.88%, expiring November, 1999, collateralized by equipment with an amortized cost of approximately $0
    at December 31, 1999........................................................                        10                    -
Capital lease obligation for vehicles with terms of 48 months, expiring through
    June 2003 with imputed interest rate of 8%, and an amortized cost of
    approximately $174 at December 31, 1999.....................................                         -                  181
                                                                                                   ---------            ----------
                                                                                                   $   186              $   263
Less current portion............................................................                       (96)                (150)
                                                                                                   ---------            ----------
                                                                                                   $    90              $   113
                                                                                                   =========            ==========

                                                              UNDER
                                               LONG-TERM    CAPITALIZED
        YEAR ENDING                               DEBT         LEASE
        -----------                           ----------   -------------
                                                    (IN THOUSANDS)

        2000 ..............................    $  359         $  167
        2001 ..............................       391             68
        2002 ..............................       422             38
        2003 ..............................       456             19
        2004 ..............................       492              0
        Thereafter........................        579              0
                                               -------        ------
                                               $2,699         $  292
                                               =======        ======

        Less amount representing interest on
        obligation under capitalized lease          -             29
                                               ------         ------
                                               $2,699         $  263
                                               =======        ======


7.  PREFERENCE SHARES

    DSL had $7,480,000, (4,400,000 shares) of preference shares with a par value of pounds sterling (pounds sterling) 0.01. Such shares carry an 8% dividend. The Company paid cash of $7,508,000, including accrued interest of approximately $380,000, to purchase such shares on April 16, 1997.

8.  MERGER, INTEGRATION AND OTHER NON-RECURRING CHARGES

Approximately $2.5 million of fees and expenses associated with the DSL pooling transaction were expensed in fiscal 1997. These expenses include approximately $1.1 million in professional fees and approximately $1.4 million in costs to consolidate the financial and administrative functions at the Company's headquarters in Jacksonville. In 1999, the Company incurred integration costs of approximately $2.6 million relating to the relocation of assets and personnel as well as severance costs in integrating the companies acquired this year.

9.   INCOME TAXES

    Income tax expense (benefit) for the years ended December 27, 1997, December 31, 1998, and 1999 consisted of the following:

                                         1997        1998       1999
                                       --------   ---------   ---------
                                               (In  thousands)
Current
  Domestic ...........................   $ 1,329    $ 2,638    $ 6,059
  Foreign ............................     1,458      2,250      2,641
                                         -------    -------    -------
   Total Current .....................   $ 3,579    $ 5,279    $ 7,517
Deferred
  Domestic ...........................   $    68    $   107    $   597
  Foreign ............................    (1,271)      (309)      (111)
                                         -------    -------    -------
     Total Deferred ..................   $(1,203)   $  (202)   $   486
                                         -------    -------    -------
      Total Provision for Income Taxes   $ 2,376    $ 5,077    $ 8,003
                                         =======    =======    =======

    Significant components of the Company's net deferred tax asset as of December 31, 1998 and December 31, 1999 are as follows:

                                                1998           1999
                                             ----------     ----------
                                                   (In thousands)
Deferred tax assets:
     Reserves not currently deductible.....   $   267         $ 1,118
     Operating loss carryforwards .........     2,890           3,063
     Other (including tax credits).........       154             551
                                              -------         -------
                                                3,311           4,732
Deferred tax asset valuation allowance.....      (150)            (75)
                                              -------         -------
Net deferred tax asset ....................   $ 3,161         $ 4,657
                                              =======         =======


    At December 31, 1998, due to both internal growth of the Company and growth by acquisition, the Company reevaluated the need for a valuation allowance. As a result, the Company reduced the valuation allowance by $1,650,000 with a corresponding reduction of the reorganization value in excess of amounts allocable to identifiable assets since the deferred tax asset was initially established in 1993, under "fresh start" reporting on its reorganization. In 1999, the Company reduced the valuation allowance by $75,000. These deferred tax assets are included in other assets on the balance sheet for the years ended December 31, 1998 and December 31, 1999.

    The following reconciles the income tax expense computed at the Federal statutory income tax rate to the provision for income taxes recorded in the income statement:

                                                         1997    1998    1999
                                                       -------  ------  -------

Provision for income taxes at statutory Federal rate    34.0%   34.0%    35.0%
State and local income taxes, net of Federal benefit     0.4%    1.8%     1.6%
Foreign income taxes                                     0.1%    1.5%     0.8%
Other non-deductible items                               7.4%   (0.1%)    0.40%
                                                        -----   -----    ------
                                                        41.9%   37.2%    37.8%
                                                        =====   =====    ======

    Effective with the change in control of the Company by Kanders Florida Holdings, Inc. on January 18, 1996, the utilization of the United States portion of the NOL became restricted to approximately $300,000 per year. As of December 31, 1999, the Company had net NOLs of approximately $9,230,000. The U.S. portion of the net NOLs expire in varying amounts in fiscal years 2006 to 2019. The company also has tax credits of $551,000 subject to certain limitations due to the acquisition of Safariland, LTD. These credits will expire in varying amounts in fiscal years to 2019.

10. OPERATING LEASES

    The Company is party to various other equipment and vehicle leases. DSL leases its London office under an operating lease expiring in 2002. Approximate total future minimum annual lease payments under all such arrangements are as follows:

                               YEAR                       (In thousands)
              --------------------------------------     -----------------
                2000 ...............................          $325
                2001 ...............................           293
                2002 ...............................           230
                2003 ...............................            76
                2004 ...............................            10
                Thereafter                                       -
                                                              ----
                                                              $934
                                                              ====

    The Company incurred rent expense of approximately $454,000, (net of sublease income of $35,000), and $485,000, and $887 (net of sublease income of $141,000) during the years ended December 27, 1997, December 31, 1998 and December 31, 1999.

11. COMMITMENTS AND CONTINGENCIES

    EMPLOYMENT CONTRACTS -- The Company is party to several employment contracts at year ending December 31, 1999 with its management. Such contracts are for varying periods and include restrictions on competition after termination. These agreements provide for salaries, bonuses and other benefits and also specify and delineate the granting of various stock options.

LEGAL/LITIGATION MATTERS -- On January 16, 1998, our ArmorGroup Services division ceased operations in the country of Angola. The cessation of operations in Angola was dictated by that government's decision to deport all of ArmorGroup's expatriate management and supervisors. As a result of the cessation of operations in Angola, our ArmorGroup Services division is involved in various disputes with SHRM S.A., its minority joint venture partner relating to the Angolan business. SHRM has alleged that as a result of the cessation of operations, it has suffered damages of $5 million from lost business. The Company believes that the likelihood of loss related to these disputes is possible and the maximum exposure to be approximately $500,000. In March 1999, Armor filed a claim of $16.1 million in the Commercial Court Nanterre in France against SHRM for actual and punitive damages from SHRM's violation of its obligations resulting from its agreement with Armor.

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

    During 1998, the Company implemented a new non-qualified stock option plan. Pursuant to the new plan, 725,000 shares of common stock were reserved and made available for distribution. On January 1, 1999, the Company distributed all 725,000 shares allocated under the plan. In 1999, the Company implemented the 1999 Stock Incentive Plan (the "1999 Plan"). The Company reserved 2,000,000 shares of its Common Stock for the 1999 Plan. The 1999 Plan provides for the granting to employees, officers, directors, consultants, independent contracts and advisors of the Company. The option prices of stock which may be purchased under the 1999 Plan are not less than the fair market value of common stock on the dates of the grants.

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

    If compensation cost for stock option grants had been determined based on the fair value on the grant dates for 1998, 1997 and 1996 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:



                                                                   1997                1998                1999
                                                               -------------       -------------       ------------
                                                                     (In thousands, except per share data)

Net earnings...........................   As reported             $ 3,518             $ 8,596            $ 13,196
                                          Pro forma               $ 2,653             $ 7,844            $ 11,509
Diluted earnings per share.............   As reported             $  0.21             $  0.50            $   0.61
                                          Pro Forma               $  0.18             $  0.45            $   0.53



    Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999: dividend yield of 0%, expected volatility of 33% in 1997 and 1998 and 31.9% for 1999, risk-free interest rates of 5.93%, 6.00% and 5.50% for 1997, 1998 and 1999 respectively, and expected lives of 3 years.

    Outstanding options, consisting of ten-year incentive and non-qualified stock options, vest and become exercisable over a three year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable ten-year period.

    A summary of the status of stock option grants as of December 31, 1999 and changes during the years ending on those dates is presented below:

                                                                 WEIGHTED
                                                                 AVERAGE
                                                   OPTIONS     EXERCISE PRICE
                                                -------------  ---------------
Outstanding at December 28, 1996 .............    1,825,033       $ 3.88
Granted.......................................      485,000        10.36
Exercised ....................................     (217,332)        0.97
Forfeited ....................................      (51,701)        4.37
                                                   ---------        5.69
Outstanding at December 27, 1997 .............    2,041,000
Granted ......................................      286,450        10.32
Exercised ....................................     (148,582)        1.11
Forfeited ....................................     (101,667)       10.12
                                                   ---------
Outstanding at December 31, 1998 .............    2,077,201         6.46
Granted ......................................    1,871,000        11.14
Exercised ....................................     (298,277)        3.65
Forfeited ....................................     (104,666)        9.54
                                                   ---------
Outstanding at December 31, 1999 .............    3,545,258
Options exercisable at December 31, 1999 .....    1,466,955
Weighted-average fair value of options granted
  during 1999 ................................   $5,516,720


The following table summarizes information about stock options outstanding at December 31, 1999:

                       12/31/1999
      Exercise          Options                              Remaining
        Price         Outstanding       Exercisable             Life
        -----         -----------       -----------             ----
         0.79            10,000            10,000               4.50
         0.97            33,141            33,141               5.70
         1.05           206,000           206,000               5.50
         3.75           150,000           150,000               6.05
         6.06           150,000           150,000               6.60
         6.75            20,000            20,000               6.82
         7.19           128,334           128,334
         7.38            15,000            15,000               6.71
          7.5           375,000           375,000               6.35
         7.81             5,000             3,334               7.07
            8            50,000            50,000               6.95
          8.5             3,333             3,333               7.22
            9            10,000             6,664               7.28
         9.25           117,000            39,000               8.60
       9.6875           564,000                 0                9.6
         9.88            10,000            6666.5               8.36
         9.94             3,000             1,000               8.65
           10             5,000                 0               9.66
      10.1875           100,000                 0               9.50
      10.3125             2,000                 0               9.50
        10.44           110,000                 0               7.97
       10.625            25,000             8,333               8.92
           11           100,000           100,000               7.68
      11.1875            71,000            23,667               8.93
      11.3125           725,000           241,667               9.00
       11.875            20,000             6,667               8.42
           12            50,000            16,667               7.68
      12.1875            75,000                 0               9.20
        12.25            22,450             7,483               8.58
      12.6875           150,000                 0               9.35
       13.125            10,000                 0               9.33
      13.1875           200,000                 0               9.10
      13.4375            30,000                 0               9.30

Remaining non-exercisable options as of December 31, 1999 become exercisable as follows:

                2000...............................   580,152
                2001...............................   575,150
                2002...............................   230,667


    EARNINGS PER SHARE -- The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income and net income available to common stockholders:



                                                                           1997                   1998                   1999
                                                                        -----------            -----------            -----------
                                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per share:
  Net income available to common shareholders......................      $ 3,158                $ 8,596                $13,196
Denominator:
  Denominator for basic earnings per share weighted
     average shares................................................       13,638                  16,165                21,006
  Effect of dilutive securities:
     Effect of shares issuable under stock option and
      Stock grant plans, based on the treasury stock Method........        1,074                   1,189                   696
                                                                        -----------            -----------            -----------
Denominator for diluted earnings per share  --
     Adjusted weighted-average shares..............................       14,712                  17,354                21,702
                                                                        -----------            -----------            -----------
Basic earnings per share...........................................      $  0.23                $   0.53               $  0.63
                                                                        ===========            ===========            ===========
Diluted earnings per share.........................................      $  0.21                $   0.50               $  0.61
                                                                        ===========            ===========            ===========



13. SUPPLEMENTAL CASH FLOW INFORMATION:



                                                                            1997             1998          1999
                                                                         -------          -----------    ---------
                                                                                        (IN THOUSANDS)

Cash paid (received) during the year for:
   Interest..........................................................    $   673         $   273           $   993
                                                                         =======         =======           =======
   Income taxes......................................................    $ 1,506         $ 4,724           $ 8,418
                                                                         =======         =======           =======

Acquisitions (businesses, patents, and trademarks):
   Fair value of assets acquired.....................................      5,294          10,578            20,466
   Goodwill..........................................................      4,731          11,732            50,859
   Liabilities assumed...............................................     (5,218)        (10,072)          (19,761)
   Stock issued......................................................     (1,200)         (3,746)          (14,897)
                                                                         -------         -------           -------
   Total cash paid...................................................    $ 3,607         $ 8,492           $36,667
                                                                         =======         =======           =======


14. INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

    At December 31, 1998 and December 31, 1999, the Company had a 20% investment in Jardine Securicor Gurkha Services Limited for which the equity method of accounting for investments is used. The following summarizes significant financial information of this unconsolidated subsidiary as of and for the twelve months ended December 31, 1998 and December 31, 1999.

                        1998           1999
                     ---------       ----------
                          (IN THOUSANDS)

Total assets ....     $  4,098        $  3,211
Retained earnings     $  1,212        $   (870)
Total revenues ..     $ 24,731        $ 18,401
Net income ......     $  3,157        $    726



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

    Revenues, income from operations (before amortization, equity in earnings, integration expenses and interest income, net) and total assets for each of our segments for the years December 27, 1997, December 31, 1998 and 1999 were as follows:



                                             1997                   1998                   1999
                                          ------------           ------------           ------------
                                                                (IN THOUSANDS)
Revenues:
     Services...........................    $48,445                $51,563               $ 59,958
     Products...........................     29,869                 45,644                 96,706
                                          ------------           ------------           ------------
          Total revenues................    $78,314                $97,207               $156,664
                                          ============           ============           ============
Income from operations:
     Services...........................    $ 5,015                $ 6,695               $  6,894
     Products...........................      4,345                  8,717                 21,195
     Corporate..........................       (957)                (1,758)                (2,836)
                                          ------------           ------------           ------------
          Total income from operations..    $ 8,403                $13,654               $ 25,253
                                          ============           ============           ============
Total assets:
     Services............................   $29,363                $41,531               $ 65,134
     Products...........................     29,418                 45,470                103,092
     Corporate..........................     16,706                  7,352                 10,696
                                          ------------           ------------           ------------
          Total assets....................  $75,487                $94,353               $178,922
                                          ============           ============           ============


    The following unaudited financial information with respect to sales to principal geographic areas for the years ended December 27, 1997, December 31, 1998 and 1999 are as follows:



                                                1997                   1998                   1999
                                            ------------           ------------           ------------
                                                                  (IN THOUSANDS)

Sales to unaffiliated customers:
     North America......................    $23,574                  $36,596              $ 94,847
     South America......................     12,082                   16,484                16,246
     Africa.............................     25,499                   18,932                17,987
     Europe/Asia........................     16,079                   24,668                27,584
     Other..............................      1,080                      527
                                          ------------           ------------           ------------
          Total Revenues................    $78,314                  $97,207              $156,664
                                          ============           ============           ============

Operating Profit:
     North America......................    $ 2,212                  $ 7,358              $ 16,938
     South America......................    $   738                  $ 2,747              $  2,855
     Africa.............................    $ 2,823                  $ 4,683              $  2,645
     Europe/Asia........................    $ 1,206                  $ 1,105              $  2,815
     Other..............................    $   101                  $   137
                                          ------------           ------------           ------------
                                            $ 7,080                  $16,030              $ 25,253
                                          ============           ============           ============
Total assets:
     North America......................    $40,964                  $47,881              $142,375
     South America......................    $ 2,847                  $ 4,477              $  5,673
     Africa.............................    $ 7,944                  $ 4,892              $  3,001
     Europe/Asia........................    $23,732                  $37,103              $ 27,873
                                          ------------           ------------           ------------
                                            $75,487                  $94,353              $178,922
                                          ============           ============           ============

16. QUARTERLY RESULTS

    The following table presents summarized unaudited quarterly results of operations for the Company for fiscal 1998 and 1999. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.


                                           FISCAL 1998
                           ----------------------------------------
                              FIRST     SECOND    THIRD     FOURTH
                             QUARTER    QUARTER  QUARTER   QUARTER
                             --------   -------- -------   -------
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue ..................   $19,635   $22,833   $26,444   $28,295
Gross profit .............   $ 6,034   $ 7,007   $ 8,604   $ 9,111
Net income ...............   $ 1,774   $ 1,835   $ 2,326   $ 2,661
Basic earnings per share .   $  0.11   $  0.11   $  0.14   $  0.16
Diluted earnings per share   $  0.10   $  0.11   $  0.14   $  0.15




                                                            FISCAL 1999
                                ------------------------------------------------------------------
                                    FIRST             SECOND             THIRD            FOURTH
                                   QUARTER           QUARTER            QUARTER          QUARTER
                                  ---------         ---------           -------          -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)



Revenue........................     26,840           $38,911             45,091          $45,822
Gross profit...................     10,550            15,716             17,850           18,141
Net income.....................      2,740             2,835              3,902            3,719
Basic earnings per share.......   $   0.17           $  0.14            $  0.16          $  0.16
Diluted earnings per share.....   $   0.16           $  0.14            $  0.16          $  0.15


17. EMPLOYEE BENEFIT PLANS

    In October 1997, the Company formed a 401(k) plan, (the "Plan") which provides for voluntary contributions by employees and allows for a discretionary contribution by the Company in the form of cash or stock. The Company did not make a discretionary contribution to the Plan in 1997, 1998 or 1999.


18. RELATED PARTY TRANSACTIONS

    The Company entered into the following transactions with related parties:

    (a) Purchases and Sales -- The Company subcontracts for certain security guard services with Alpha, Inc., wholly owned by a shareholder of the Company. In fiscal 1997, 1998 and 1999, security guard service fees of approximately $3,286,000; $5,204,000; and $3,392,000 respectively, were paid to Alpha.

    At December 31, 1997, 1998, and 1999 the Company had outstanding payables to Alpha of approximately $377,000; $341,000; and $94,641 respectively. These liabilities are included in accounts payable. At December 31, 1999, Alpha owed the Company approximately $117,785, which is included in accounts receivable.

    (b) On January 1, 1999 the Company entered into an agreement with Kanders & Company, Inc. to provide investment banking and financial advisory services to the Company. The specific details of such services and compensation to be paid to Kanders & Co. will be determined by the parties on a case by case basis. Warren B. Kanders, Chairman of the Board of the Company, is the sole stockholder of Kanders & Company, Inc.

    (c) In March 1999, the Company loaned to Stephen E. Croskey, President of the Company's Armor Holdings Products division, $111,000 in connection with his relocation to Jacksonville, Florida. After an initial 90-day grace period, the loan will bear interest at the prime rate as announced from time to time by NationsBank, N.A. This loan was repaid during 1999.

19. SUBSEQUENT EVENTS

    On February 25, 2000, the Company amended its credit agreement with CIBC, Inc., NationsBank, N.A., First Union National Bank and SunTrust Bank, North Florida, N.A. as lenders, NationsBank, N.A., as documentation agent and Canadian Imperial Bank of Commerce, as administrative agent. According to the terms of the amended credit facility, several lenders established a five-year $100,000,000 line of credit for the Company. Indebtedness under the credit agreement is evidenced by (1) Five Year Revolving Credit Notes of up to $40,000,000 and (2) 364-Day Revolving Credit Notes of up to $20,000,000, convertible at the end of 364 days into four-year term notes. All borrowings under the credit facility will bear interest at either (1) the base rate, plus an applicable margin ranging from .125% to .375% depending on certain conditions, or (2) the eurodollar rate, plus an applicable margin ranging from 1.375% to 1.625% depending on certain conditions. In addition, the credit agreement provides that NationsBank, N.A. shall make swing-line loans of up to $5,000,000 to be used for working capital purposes. CIBC, Inc. and NationsBank, N.A. will also issue letters of credit of up to $5,000,000 to the Company.

    As part of the credit facility, all of the Company's direct and indirect domestic subsidiaries agreed to guarantee the Company's obligations under the credit facility pursuant to a guarantee by certain subsidiaries.

    The credit facility is collateralized by (1) a pledge of all of the issued and outstanding shares of stock of certain domestic subsidiaries of the Company pursuant to a pledge agreement and (2) a pledge of 65% of the issued and outstanding shares of the Company's foreign subsidiary, Armor Holdings Limited, organized under the laws of England and Wales.

    On January _, 2000, the Company announced the acquisition of New Technologies, Inc, a company specializing in computer forensics training, software development and computer evidence consulting. This transaction was accounted for as a purchase.

    On March 9, 2000, the Company announced the acquisition of all of the outstanding capital stock of Break-Free, Inc., a leading manufacturer of branded products, including specialty lubricants, cleaners and preservatives and military weapon maintenance systems. The purchase price was $2.38 million in cash, and the transaction was accounted for as a purchase.

    On March 23, 2000, the Company announced the acquisition of the assets of Special Clearance Services, a provider of landmine risk reduction services in sub-Saharan Africa. This transaction was accounted for as a purchase.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ARMOR HOLDINGS, INC.

                                       /s/ Jonathan M. Spiller
                                       ----------------------------------
                                       Jonathan M. Spiller
                                       President, Chief Executive Officer
                                       and Director
                                       Dated: March 30, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/Jonathan M. Spiller                      /s/ Warren B. Kanders
-----------------------------------         ----------------------------------
Jonathan M. Spiller                         Warren B. Kanders
President and Chief Executive               Chairman of the Board of Directors
Officer and Director                        March 30, 2000
Principal Executive Officer
March 30, 2000

/s/Nicholas Winiewicz                       /s/ Nicholas Sokolow
-----------------------------------         ----------------------------------
Nicholas Winiewicz                          Nicholas Sokolow
Chief Financial Officer                     Director
and Principal Accounting Officer            March 30, 2000
March 30, 2000

/s/Burtt R. Ehrlich                         /s/ Thomas W. Strauss
-----------------------------------         ----------------------------------
Burtt R. Ehrlich                            Thomas W. Strauss
Director                                    Director
March 25, 1999                              March 22, 1999

/s/Richard C. Bartlett                      /s/ Alair A. Townsend
-----------------------------------         ----------------------------------
Richard C. Bartlett                         Alair A. Townsend
Director                                    Director
March 30, 2000                                       March 30, 2000



/s/Stephen Salzman
----------------------------------
Stephen Salzman
Director
March 30, 2000

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
