Form 10-K/A
period 1999-12-31
ARMOR HOLDINGS INC
filed 2000-05-01
CIK 845752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

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

                         Commission File Number 0-18863

                              ARMOR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                   59-3392443
(State or other jurisdiction of incorporation or             (I.R.S. Employer
 organization)                                               Identification No.)


1400 Marsh Landing Parkway
Suite 112
Jacksonville, FL                                             32250
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2000 is $115,671,231.

The number of shares outstanding of the registrant's Common Stock as of March 30, 2000 is 22,995,198.

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

    Armor Holdings Products Division. Our Armor Holdings Products division manufactures and sells a broad range of high quality branded law enforcement equipment, such as ballistic resistant vests and tactical armor, bomb disposal equipment, less than lethal munitions, anti-riot products including tear gas and distraction grenades, narcotics identification kits, custom-built armored vehicles, specialty lubricants, cleaners and preservatives and military weapon maintenance systems and holsters and duty gear. Our products are marketed under brand names which are well-known and respected in the law enforcement community such as American Body Armor, Safariland, Defense Technology, Federal Laboratories, MACE(R), PROTECH and NIK(R). We sell our manufactured products primarily to law enforcement agencies through a worldwide network of over 500 distributors and sales agents including approximately 350 in the United States. Our extensive distribution capabilities and commitment to customer service and training have enabled us to become a leading provider of security equipment to law enforcement agencies. We believe there are significant opportunities to grow our manufacturing business through the acquisition and development of new product lines, expansion into new territories and further development of sales to specialized government and military agencies. In addition, management believes that consistent demand for our premium products at attractive margins will continue because our products are critical to the safety and effectiveness of our customers.

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


     Strong Brands with Leading Market Positions. Our product lines are marketed under brand names widely recognized in law enforcement, such as American Body Armor, NIK(R), Defense Technology, Federal Laboratories, MACE(R), Break-Free and Safariland and others. Due to the life-protecting nature of the products in the markets that we serve, end-users prefer to purchase premium products with brand names that have solid reputations for quality and which provide high levels of performance. The strength of our brand names has contributed to our leading market positions in several of the product categories in which we compete, including body armor (Xtreme(TM) and Zero-G(TM)), aerosol defense sprays (MACE(R)), less-than-lethal munitions (Defense Technology and Federal Laboratories), duty gear (Safariland) and weapons cleaning systems (Break-free).


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

ARMORGROUP SERVICES


                                                                                                     Approximate Annual
                                      Year                                                           Revenues Prior to
          Company                   Acquired                        Services                            Acquisition
          -------                   --------                        --------                            -----------

                                                                                                       (In MILLIONS)

DSL Group Limited                     1997           Security risk management and                          $31.1
                                                     consulting services worldwide

Gorandel Trading Limited              1997           Security risk management and consulting                $6.4
                                                     services in Russia

Low Voltage Systems Technology        1998           Electronic security systems integration                $2.0

Asmara Limited                        1998           Investigation, asset tracing, due diligence            $1.8

CDR International                     1998           Intellectual property asset protection                 $3.8

Alarm Protection Services Limited     1998           Alarm monitoring, systems integration,                 $2.5
                                                     and physical security in Virginia

The Parvus Company                    1999           Global business intelligence                           $1.1

Alarm Systems Holding Company         1999           Electronic security systems integration                $6.0

Fire Alarm Service                    1999           Electronic security systems integration                $6.0
Corporation

New Technologies, Inc.                2000           Computer forensics                                     $1.5

Special Clearance                     2000           Landmine Risk Reduction Services                       $2.5
Services

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

     We manufacture a wide range of specialty impact munitions that can be used against either individual targets or in anti-riot and crowd control situations. These products, which range from single projectiles, such as bean bags, rubber balls, sponge rounds, wood and rubber batons, to multiple projectile products containing rubber pellets, rubber balls or foam, can be fired from standard 12 gauge shotguns, 37 mm gas guns and 40 mm launchers.


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


     Our distribution strategy involves the utilization of a worldwide distribution network of approximately 350 domestic distributors and 150 international agents, as well as 17 regional domestic sales managers who promote our products but refer customers to a local distributor for purchasing. We further reinforce distributor loyalty by offering price discounts to high volume distributors. We believe that relationships with our distributors are strong. The distributors benefit from their association with us due to the quality our manufactured products, the scope of our product line, the high degree of service we provide and the distributor's opportunity to participate profitably in the sale of our products.

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

BACKLOG

     At December 31, 1999, we had unfilled customer orders of approximately $15.0 million compared with approximately $2.5 millions of such orders at December 31,1998. These orders were shipped in the first quarter of 2000.

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

(4) In connection with the acquisition of Safariland, we entered into a lease providing for an annual rent of $144,000 which expired on January 11, 2000. We are currently paying rent on a month to month basis in the amount of $12,000 per month. We have also entered into negotiations to purchase this facility.

(5) We lease two facilities in Pittsfield Massachusetts one for 16,000 sq. ft. at an annual rent of $46,800, the lease for which expires in April 2003, and one for 6,000 sq. ft. at an annual rental of $15,288 a month-to-month basis. We have given notice that the 6,000 sq. ft. facility will be vacated. On April 1, 1999, we leased an additional 20,000 sq. ft. for an additional annual rental of $39,360 under a lease expiring on March 31, 2002.


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

ITEM 3.  LEGAL PROCEEDINGS


         On January 16, 1998, our ArmorGroup Services division ceased operations in the country of Angola. The cessation of operations in Angola was dictated by that government's decision to deport all of our expatriate management and supervisors. As a result of the cessation of operations in Angola, our ArmorGroup Services division is involved in various disputes with SHRM S.A. ("SHRM"), its minority joint venture partner relating to the Angolan business. On March 6, 1998, SIA (a subsidiary of SHRM) filed a complaint against Defence Systems France, SA ("DSF") before the Commercial Court of Nanterre (Tribunal de Commerce de Nanterre) seeking to be paid an amount of $577,286 corresponding to an alleged debt of DSIA to SIA. Such dispute is pending before the Commercial Court of Paris.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This analysis of the Company's results of operations should be viewed in conjunction with the accompanying financial statements, including notes thereto, contained in Item 8 of this Annual Report on Form 10K/A. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", "could be" and similar expressions are forward looking statements. Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that their goals will be achieved. See "Forward Looking Statements."

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

FISCAL 1999 AS COMPARED TO FISCAL 1998


     Service revenues. Service revenues increased by $8.4 million, or 16.3%, to $60.0 million in fiscal 1999 compared to $51.6 million in fiscal 1998. This increase was primarily due to the acquisitions and integration of Asmara, CDR, APS, acquired in 1998, Parvus, Alarm Systems Holding Company and Fire Alarm Service Corporation acquired in 1999. These acquisitions were accounted for as purchases and the results of their operations are recorded only for the period the Company owned them.


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


         Interest expense. Interest expense was $17,000 in fiscal 1999 compared to interest income of $625,000 in fiscal 1998. This increase was primarily due to amortization of fees associated with the $60 million bank credit facility completed in February, 1999, as well as interest on debt acquired as part of the purchased companies.

         Operating income. Operating income increased by $6.7 million, or 49.3%, to $20.4 million in fiscal 1999 compared to $13.6 million in fiscal 1998 primarily due to the factors discussed above.


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
common stockholders


Liquidity And Capital Resources

         Historically, we have funded operations through cash flow from operations, debt, and equity financing, including a May 1999 public offering of $63.5 million of our common stock. On February 12, 1999, we entered into a Credit Agreement among the Company, as Borrower, CIBC, Inc. ("CIBC"), NationsBank, N.A. ("NationsBank"), First Union National Bank ("First Union") and SunTrust Bank, North Florida, N.A. ("SunTrust"), as lenders, NationsBank, as Documentation Agent and Canadian Imperial Bank of Commerce, as Administrative Agent (the "Credit Agreement").


         On February 25, 2000, we amended this Credit Agreement. Pursuant to the Credit Agreement, as amended, the several lenders established a five-year $100,000,000 line of credit (the "Credit Facility") for our benefit. Our indebtedness under the Credit Facility is evidenced by (i) Five Year (four years remaining) Revolving Credit Notes of up to $100,000,000. All borrowings under the Credit Facility bear interest at either (i) the base rate, plus an applicable margin ranging from .000% to .375% depending on certain conditions, or (ii) the eurodollar rate, plus an applicable margin ranging from 1.125% to 1.875% depending on certain conditions. In addition, the Credit Facility provides that NationsBank will make swing-line loans of up to $5,000,000 available to the Company to be used by the Company for working capital purposes. CIBC, Inc. and NationsBank, N.A. will also issue letters of credit of up to $10,000,000 to the Company. As of March 14, 2000, we had $2,200,000 outstanding and $97,800,000 available under the credit facility.


         As part of the Credit Facility, all of our direct and indirect domestic subsidiaries agreed to guarantee our obligations under the Credit Facility pursuant to a Subsidiaries Guarantee. The Credit Facility is secured by (i) a pledge of all of the issued and outstanding shares of stock of our direct domestic subsidiaries pursuant to a pledge agreement and (ii) a pledge of 65% of the issued and outstanding shares of our foreign subsidiary, Armor Holdings Limited, organized under the laws of England and Wales, pursuant to a Security Deed. In connection with the closing of the Credit Facility, we fully paid our existing credit facility with Barnett Bank, N.A. and obtained a release of all collateral and security interests which Barnett Bank, N.A. held in connection with such facility.


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


    The Company's spending for its fiscal 1999 capital expenditures was $3.4 million. Such expenditures include, among other things, leasehold improvements, computer equipment and software, and manufacturing machinery and equipment.

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

FORWARD LOOKING STATEMENTS

    We believe that it is important to communicate our expectations to our investors. Accordingly, this report contains discussion of events or results that have not yet occurred or been realized. You can identify this type of discussion, which is often termed "forward-looking statements", by such words and phrases as "expects", "anticipates", "intends", "plans", "believes", "estimates" and "could be". Execution of acquisition strategies, expansion of product lines and increase of distribution networks or product sales are as, among others, whose future success may be difficult to predict. You should read forward-looking statements carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other expectations of future performance. The actions of current and potential new competitors, changes in technology, seasonality, business cycles and new regulatory requirements are factors that impact greatly upon strategies and expectations and are outside our direct control. There may be events in the future that we are not able accurately to predict or to control. Any cautionary language in this report provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations we express in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of certain of the events described in this report could adversely affect our business, results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


    The Company, as a result of its global operating and financial activities, is exposed to changes in raw material prices, interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in raw material prices, interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company does not utilize financial instruments or leveraged financial instruments for trading or other speculative purposes.

     The Company is exposed to interest rate risk primarily through its investments in short-term money market instruments and borrowings under its Credit Agreement. There is inherent roll-over risk in the short-term money market instruments as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. However, there is no risk of loss of principal in the short-term money market instruments, only a risk related to a potential reduction in future interest income. Derivative instruments are not presently used to adjust the Company's interest rate risk profile.

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


     Warren B. Kanders has served as the Chairman of our board since January 1996. Mr. Kanders is the sole shareholder of Kanders & Company, Inc. From October 1992 to May 1996, Mr. Kanders served as Vice Chairman of the board of Benson Eyecare Corporation. From June 1992 to March 1993, Mr. Kanders was the President and a director of Pembridge Holdings, Inc.


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

COMPENSATION OF DIRECTORS


    In 1999, no compensation was paid to our directors of the Company for their services as directors. Directors who are not our employees ("Non-Employee Directors") are compensated for their services as directors through their participation in the 1999 Stock Option Plan. Each Non-Employee director was granted options to purchase 10,000 shares in consideration for service as a director. The exercise price for all 10,000 options granted to each Non-Employee Director under the 1999 Stock Option Plan was the closing price of the Common Stock on the date of the grant ($9.6875) as quoted on the New York Stock Exchange.


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

                                                                                   SECURITIES
                                            FISCAL                                 UNDERLYING           ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR         SALARY          BONUS    OPTIONS (#)        COMPENSATION
---------------------------------           ------      ---------        -------   -----------        ------------

Jonathan M. Spiller                          1999       $ 350,000           $  0     300,000          $      0
  President, CEO and Director                1998         275,000        150,000           0                 0
                                             1997         200,000        250,000     250,000                 0

Robert R. Schiller                           1999         200,000         50,000     125,000                 0
  Executive Vice President and               1998         140,000         80,000           0                 0
  Director of Business Development           1997         130,000         60,000           0                 0

Stephen E. Croskrey                          1999         220,000              0     200,000           103,674 (2)
  President and CEO of Armor
  Holdings Product Division

Stephen J. Loffler                           1999         264,000              0     150,000                 0
  President and CEO of ArmorGroup

Nicholas Winiewicz                           1999         165,000              0      75,000            50,000    (3)
  Vice President - Finance, CFO,
  Secretary and Treasurer

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

                                                             Number of Securities            Value of Underlying
                                                            Underlying Unexercised           In the Money Options
                                                            Options at 12/31/99 (#)             at 12/31/99 (1)
                              Shares                       -------------------------      -------------------------
                             Acquired
                                On           Value                            Non-                            Non-
                           Exercise (#)   Realized (2) ($)  Exercisable   Exercisable      Exercisable   Exercisable
                           ------------   ------------      -----------   -----------      -----------   -----------

Jonathan M. Spiller           118,943      $1,635,466          495,141        283,334      $6,808,189    $3,895,843
Robert R. Schiller                  0              $0          191,667         83,333      $2,635,417    $1,145,833
Stephen E. Croskrey                 0              $0           66,667        133,333        $916,671    $1,833,329
Nicholas B. Winiewicz               0              $0           25,000         50,000        $343,750      $687,500
Stephen J. Loffler                  0              $0           50,000        100,000        $687,500    $1,375,000

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 31, 2000 certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive offers of the Company and
(iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Armor Holdings, Inc., 13386 International Parkway, Jacksonville, Florida 32218.


---------------------------------------------------------------------------------------------------------------
                                                                                AMOUNT AND NATURE OF
                                                                              BENEFICIAL OWNERSHIP (1)
---------------------------------------------------------------------------------------------------------------
NAME                                                                        NUMBER              PERCENTAGE
---------------------------------------------------------------------------------------------------------------
Warren B. Kanders and Kanders Florida Holdings, Inc. (2).............       3,309245                14.4%
---------------------------------------------------------------------------------------------------------------
Lord Abbett & Co. (3)................................................      2,986,195                13.0%
---------------------------------------------------------------------------------------------------------------
Nevis Capital Management, Inc. (4)...................................      2,680,150                11.7%
---------------------------------------------------------------------------------------------------------------
Jonathan M. Spiller (5)..............................................        893,674                 3.9%
---------------------------------------------------------------------------------------------------------------
Richmont Capital Partners I, L.P. (6)................................        625,000                 2.7%
---------------------------------------------------------------------------------------------------------------
FS Partners, LLC (7).................................................      1,439,924                 6.3%
---------------------------------------------------------------------------------------------------------------
Stephen B. Salzman (8)...............................................      1,443,257                 6.3%
---------------------------------------------------------------------------------------------------------------
Burtt R. Ehrlich (9).................................................        280,733                 1.2%
---------------------------------------------------------------------------------------------------------------
Nicholas Sokolow (10)................................................        208,333                    *
---------------------------------------------------------------------------------------------------------------
Thomas W. Strauss (11)...............................................        128,333                    *
---------------------------------------------------------------------------------------------------------------
Alair A. Townsend (12)...............................................         83,849                    *
---------------------------------------------------------------------------------------------------------------
Richard C. Bartlett (13).............................................          3,333                    *
---------------------------------------------------------------------------------------------------------------
Robert R. Schiller (14)..............................................        191,667                    *
---------------------------------------------------------------------------------------------------------------
Stephen E. Croskrey (15).............................................         66,667                    *
---------------------------------------------------------------------------------------------------------------
Nicholas B. Winiewicz (16)...........................................         25,000                    *
---------------------------------------------------------------------------------------------------------------
Stephen J. Loffler (17)..............................................         50,000                    *
---------------------------------------------------------------------------------------------------------------
All executive officers and directors as a group (11 persons) (18) ...      6,684,091                29.1%
---------------------------------------------------------------------------------------------------------------

----------
* Less than 1%

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

(2) Of such shares, Kanders Florida Holdings, Inc., of which Mr. Kanders is the sole stockholder and sole director, owns 3,057,178 shares; and Kanders Florida Holdings, Inc. 1996 Charitable Remainder Unitrust, of which Mr. Kanders is trustee, owns 185,400 shares. Mr. Kanders disclaims beneficial ownership of the shares owned by the trust. Includes options to purchase 66,667 shares of common stock.

(3) The address of Lord Abbett & Co. is 767 Fifth Avenue, New York, New York 10153.

(4) Snowden Limited Partnership of which Nevis Capital Management, Inc. is the general partner, owns all such shares. The address of Nevis Capital Management, Inc. is 1119 St. Paul Street, Baltimore, Maryland 21202.

(5) Includes options to purchase 495,141 shares of common stock. Also includes 3,541 shares owned by Mr. Spiller's children, of which Mr. Spiller disclaims beneficial ownership. Does not include 91,823 shares of which Mr. Spiller may be deemed to have a beneficial ownership interest pursuant to an agreement with Kanders.

(6) Includes options to purchase 300,000 shares of common stock. The address of Richmont Capital Partners I, L.P. ("Richmont") is 4300 Westgrove Drive, Dallas, Texas 75248.

(7)      The address of FS Partners, LLC is 767 Fifth Avenue, New York, New York
         10153.

(8) Comprised of shares of common stock beneficially owned by FS Partners, LLC. Mr. Salzman serves as managing Member of FS Partners, LLC and owns 50% interest in FS Ventures Inc., the general partner of FS Partners II, L.P. Mr. Salzman disclaims beneficial ownership of such shares except to the extent of his proportional pecuniary interest therein. Includes options to purchase 3,333 shares of common stock.

(9) Includes options to purchase 78,333 shares of common stock. Also includes 13,400 shares owned by Mr. Ehrlich's children and 25,600 in trust for the benefit of his children, of which Mr. Ehrlich's spouse is trustee, of which he disclaims beneficial ownership. Also includes 400 shares owned by Mr. Ehrlich's spouse's individual retirement account of which Mr. Ehrlich disclaims beneficial ownership.

(10) Includes options to purchase 78,333 shares of common stock. Also includes 100,000 shares owned by S.T. Investors Fund, LLC, a limited liability company of which Mr. Sokolow is a member, and 20,000 shares owned by Mr. Sokolow's children, of which he disclaims beneficial ownership. Also includes 10,000 shares owned by Mr. Sokolow's profit sharing plan.

(11)     Includes options to purchase 78,333 shares of common stock.

(12) Includes 5,516 shares of common stock and options to purchase 78,333 shares of common stock.

(13) Does not include 625,000 shares beneficially owned by Richmont Capital Partners I L.P., of which Mr. Bartlett may be deemed to be an affiliate. Mr. Bartlett disclaims ownership of such shares. Includes options to purchase 3,333 shares of common stock.

(14)     Includes options to purchase 191,667 shares of common stock.

(15)     Includes options to purchase 66,667 shares of common stock.

(16)     Includes options to purchase 25,000 shares of common stock.

(17) Includes options to purchase 50,000 shares of common stock which become exercisable within 60 days.

(18)     See footnotes (2), (5) and (8-17).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company entered into the following transactions with related parties:

         (a) Purchases and Sales - The Company subcontracted for certain security guard services with Alpha, Inc., wholly owned by a shareholder of the Company, who is also a director of GTL. In fiscal 1997, 1998 and 1999, security guard service fees of approximately $3,286,000; $5,204,000; and $3,392,000 respectively, were paid to Alpha.

         At December 31, 1997, 1998 and 1999 the Company had outstanding payables to Alpha of approximately $377,000; $341,000 and $94,641 respectively. These liabilities are included in accounts payable. At December 31, 1999, Alpha owed the Company approximately $117,785, which is included in accounts receivable.

         (b) On January 1, 1999 the Company entered into an agreement with Kanders & Company, Inc. to provide investment banking and financial advisory services to the Company. The specific details of such services and compensation to be paid to Kanders & Co. will be determined by the parties on a case by case basis. Warren B. Kanders, Chairman of the Board of the Company, is the sole stockholder of Kanders & Company Inc.

         (c) In March 1999, the Company loaned to Stephen E. Croskey, President of the Company's Armor Holdings Product division, $111,000 in connection with his relocation to Jacksonville, Florida. This loan was repaid during 1999.


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

        @+10.13 Amended and Restated Employment Agreement between Jonathan M. Spiller and the Company, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.5 to our 98 10-K).

        @+10.14 Amended and Restated Employment Agreement between Robert R. Schiller and the Company, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.6 to the 98 10-K).

        @+10.15 Employment Agreement between Stephen E. Croskrey and the Company, dated as of February 8, 1999 (incorporated by reference to Exhibit 10.7 to the 98 10-K).

        @+10.16 Employment Agreement between Nicholas B. Winiewicz and the Company, dated as of February 16, 1999 (incorporated by reference to Exhibit
10.8 to the 98 10-K).

        @+10.17 Employment Agreement between Warren B. Kanders and the Company, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.9 to the 98 10-K).

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

         **+10.23 American Body Armor & Equipment, Inc. 1994 Incentive Stock Plan (incorporated by reference from Form S-8 filed on October 10, 1994, Reg. No. 33-018863).

         **+10.24 American Body Armor & Equipment, Inc. 1994 Directors Stock Plan (incorporated by reference from Form S-8 filed on October 31, 1994, Reg. No. 33-018863).

         **+10.25 Armor Holdings, Inc. Amended and Restated 1996 Stock Option Plan (incorporated by reference from the Company's 1997 Definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, held June 12, 1997, as filed with the Commission on May 27, 1997).

         **+10.26 Armor Holdings Inc. Amended and Restated 1996 Non-Employee Directors Stock Option Plan (incorporated by reference from the Company's 1997 Definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, held June 12, 1997, as filed with the Commission on May 27, 1997).

         **+10.27 Armor Holdings, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the 98 10-K).

         **+10.28 Armor Holdings, Inc. 1999 Stock Incentive Plan (incorporated by reference from Appendix A to the Company's 1999 Definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Stockholders, as filed with the Commission on May 21, 1999).

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

         *23.1    Consent of PricewaterhouseCoopers LLP.

         *23.2    Consent of Deloitte & Touche LLP.

         *27.1    Financial Data Schedule.

-----------------------

 *       Filed herewith.

 +       Incorporated herein by reference.

 **      This exhibit represents a compensatory plan.

 @       This exhibit represents a management contract.

                          INDEX TO FINANCIAL STATEMENTS


ARMOR HOLDINGS, INC.

     Report of Independent Certified Public Accountants.......... F-2

     Independent Auditors' Report................................ F-3

     Consolidated Balance Sheets................................. F-4 -- F-5

     Consolidated Income Statements.............................. F-6

     Consolidated Statement of Stockholders' Equity.............. F-7

     Consolidated Statements of Cash Flow........................ F-8

     Notes to Consolidated Financial Statements.................. F-9 -- F-28

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

Deloitte & Touche LLP
New York, New York
March 19, 1999

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1998 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                                    DECEMBER 31
                                                                                1998         1999
                                                                              --------    ---------
ASSETS
Current Assets:
    Cash and cash equivalents..............................................    $6,789      $13,246
    Accounts receivable (net of allowance for doubtful accounts of $1,380
        and $1,691 )........................................................   21,363       35,028
    Net investment in sales-type leases                                             -           99
    Inventories............................................................     9,103       16,452
    Prepaid expenses and other current assets..............................     5,910        7,215
                                                                              -------      --------
Total current assets.......................................................    43,165       72,040

Property, plant and equipment, net.........................................    12,173       16,367

Goodwill (net of accumulated amortization of $1,577 and $3,593)............    25,820       74,586

Reorganization value in excess of amounts allocable to identifiable assets
   (net of accumulated amortization of $2,513 and $2,564)..................     1,562        1,511

Patents, licenses and trademarks (net of accumulated amortization of
   $728 and $1,124)........................................................     7,180        7,008

Net investment in sales-type leases........................................         -          401

Investment in unconsolidated subsidiaries..................................       483          514

Other assets...............................................................     3,970        6,495
                                                                              -------     --------
Total assets...............................................................   $94,353     $178,922
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

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                     FOR THE YEARS ENDED DECEMBER 27, 1997,
                           DECEMBER 31, 1998 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                          YEAR ENDED
                                                                          -------------------------------------------
                                                                             1997            1998            1999
                                                                          ------------    ------------   ------------
Revenues:
   Services.........................................................        $ 48,445        $ 51,563        $ 59,958
   Products.........................................................          29,869          45,644          96,706
                                                                           ----------      ----------      ----------
Total revenues......................................................          78,314          97,207         156,664
                                                                           ----------      ----------      ----------
Costs and expenses:
   Cost of sales....................................................          57,438          61,638          94,407
   Operating expenses...............................................          12,473          21,915          37,004
   Amortization.....................................................           1,127           1,347           2,463
   Merger, integration and other non-recurring charges..............           2,542               -           2,569
   Equity in earnings of investees..................................            (746)           (713)           (179)
   Interest (income) expense net....................................             195            (625)             17
                                                                           ----------      ----------      ----------
Total costs and expenses............................................          73,029          83,562         136,281

Operating income....................................................           5,285          13,645          20,383
Other income........................................................             392              28             816
                                                                           ----------      ----------      ----------
Income before provision for income taxes............................           5,677          13,673          21,199
Provision for income taxes..........................................           2,376           5,077           8,003
Dividends on preference shares......................................             143               -               -
                                                                           ----------      ----------      ----------
Net income applicable to common shareholders........................          $3,158          $8,596         $13,196
                                                                           ==========      ==========      ==========
Basic earnings per share............................................          $ 0.23          $ 0.53         $  0.63
                                                                           ==========      ==========      ==========
Diluted earnings per share..........................................          $ 0.21          $ 0.50         $  0.61
                                                                           ==========      ==========      ==========

                 See notes to consolidated financial statements.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            YEARS ENDED DECEMBER 27, 1997, DECEMBER 31, 1998 AND 1999
                                 (IN THOUSANDS)


                                                                           ACCUMULATED
                                                                              OTHER
                                                                          COMPREHENSIVE
                                                                          INCOME (LOSS)
                                COMMON STOCK                                 FOREIGN
                              ----------------   ADDITIONAL                 CURRENCY
                                        PAR       PAID-IN    RETAINED      TRANSLATION     TREASURY
                               SHARES  VALUE      CAPITAL    EARNINGS      ADJUSTMENTS       STOCK       TOTAL
                              -------- -----     ----------  --------     -------------    --------     -------
December 28, 1996............  11,691  $117      $ 23,322     $1,665          ($229)      $     -       $24,875
Exercise of stock options ...     217     2           539                                                   541
Issuance of stock for
  acquisitions...............     115     1         1,200                                                 1,201
Recovery of acquisition
  escrow shares..............                                                              (1,528)       (1,528)
Issuance of common stock.....   4,000    40        36,435                                                36,475
Comprehensive income (loss)
  excluded from net
  income, net of tax                                                           (124)                       (124)
Dividends on preference
  shares.....................                                   (143)                                      (143)
Net income...................                                  3,301                                      3,301
                              -----------------------------------------------------------------------------------

Balance December 27, 1997      16,023  $160      $ 61,496     $4,823          ($353)      ($1,528)      $64,598
Exercise of stock options ...     149     2           170                                                   172
Issuance of stock for
  acquisitions...............     326     3         3,742                                                 3,745
Recover of acquisition
  escrow shares due to
  settlement of lawsuit......                                                              (1,788)       (1,788)
Comprehensive income (loss)
  excluded from net
  income, net of tax.........                                                  (221)                       (221)
Net income...................                                   8,596                                     8,596
                              -----------------------------------------------------------------------------------
Balance, December 31,
  1998.......................  16,498  $165      $ 65,408   $ 13,419          $(574)      $(3,316)      $75,102
Exercise of stock options....     298     3         1,087                                                 1,090
Issuance of common stock.....   6,125    61        61,563                                                61,624
Issuance of stock for
  acquisitions                  1,593    16        17,422                                                17,438
Repurchases of stock.........                                                              (9,790)       (9,790)
Comprehensive income (loss)
  excluded from net
  income, net of tax.........                                                  (777)                       (777)
Net income...................                                 13,196                                     13,196
                             -----------------------------------------------------------------------------------
Balance, December 31, 1999 ..  24,514  $245      $145,480   $ 26,615        $(1,351)     $(13,106)     $157,883
                             ========  ====      ========   ========        =======      ========      ========



                 See notes to consolidated financial statements.

                       ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED DECEMBER 27, 1997, DECEMBER 31, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                               YEAR ENDED
                                                                    -------------------------------
                                                                      1997        1998       1999
                                                                    ---------   --------   -------
OPERATING ACTIVITIES:
   Net income....................................................     $3,301    $ 8,596    $13,196
   Adjustments to reconcile net income to
       cash provided by (used in )operating
       activities, net of effects of acquisitions:
   Preference stock dividends....................................       (143)        --         --
   Depreciation and amortization.................................      1,976      2,654      4,570
   Loss on sale of equipment.....................................        166         --         --
   Deferred income taxes.........................................      1,203      1,842        486
   Increase in accounts receivable...............................     (3,468)    (2,848)    (5,280)
   Increase in inventories.......................................     (1,001)      (786)    (3,323)
   Increase (decrease) in prepaid expenses and other assets......     (1,129)    (5,450)       973
   Decrease in accounts payable, accrued liabilities
        and other current liabilities............................     (3,715)      (686)    (6,839)
   Increase (decrease) in income taxes payable...................      1,072        162       (717)
   Increase (decrease) in minority interests.....................        182       (105)        66
                                                                      ------      ------    ------
   Net cash provided by (used in ) operating activities..........     (1,556)     3,379      3,132
                                                                      ------      ------    ------
INVESTING ACTIVITIES:
   Purchase of property and equipment............................     (5,153)    (3,301)    (3,414)
   Purchase of licenses, patents and trademarks..................        (76)    (3,448)        --
   Purchase of businesses, net of cash acquired..................     (3,607)   (12,068)   (36,677)
   Dividends received from equity investees......................        939        478        115
   Proceeds from the sale of equipment...........................         20         --         --
   Other fees paid related to acquisitions.......................         --       (685)        --
   Repurchases of treasury shares................................         --         --     (9,790)
   Advances to stockholders......................................         --     (1,677)        --
                                                                      ------      ------    ------
   Net cash used in investing activities.........................     (7,877)   (20,701)   (49,766)
                                                                      ------      ------    ------
FINANCING ACTIVITIES:
   Proceeds from issuance of common stock and preference shares..     36,475         --     61,213
   Repurchase of preference shares...............................     (7,480)        --         --
   Preferred stock dividends.....................................       (382)        --         --
   Proceeds from the exercise of stock options...................        201        172      1,090
   Repayments of long-term debt..................................     (8,002)      (181)    (5,028)
   Borrowings under lines of credit..............................         --      5,041     57,868
   Repayments under lines of credit                                       --         --    (61,275)
                                                                      ------    -------     ------
   Net cash provided by financing activities.....................     20,812      5,032     53,868
   Cumulative comprehensive income excluded from net
        income, net of tax.......................................       (124)      (221)      (777)
                                                                     -------    -------    -------
   Net increase (decrease) in cash and cash equivalents..........     11,255    (12,511)     6,457
   Cash and cash equivalents, beginning of period.................     8,045     19,300      6,789
                                                                     -------    -------    -------
   Cash and cash equivalents, end of period.......................   $19,300     $6,789    $13,246
                                                                     =======    =======    =======


                 See notes to consolidated financial statements.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY AND NATURE OF BUSINESS -- Armor Holdings, Inc. (the "Company" or "Armor") is a global provider of security risk management services to multi-national corporations, governmental agencies and products to law enforcement personnel through two operating divisions -- ArmorGroup Services and Armor Holdings Products. ArmorGroup Services division provides sophisticated security planning and risk management, electronic security systems integration, consulting and training services, intellectual property asset protection, business intelligence, computer forensics, and investigative services. Armor provides these services to multi-national corporations and governmental and non-governmental agencies through 22 offices in 38 countries. Armor Holdings Products division manufactures and sells a broad range of high quality branded law enforcement equipment and has leading market positions in several of the product categories in which Armor competes. Such products include ballistic resistant vests and tactical armor, duty gear, less-than-lethal munitions, anti-riot products and narcotics identification kits. These products are sold primarily to law enforcement agencies through a worldwide network of over 500 distributors and sales agents including approximately 350 in the United States.

      ArmorGroup Services Division. ArmorGroup Services division provides a broad range of sophisticated security risk management solutions to multi-national corporations in diverse industries such as natural resources, financial services and consumer products, and to governmental and non-governmental agencies such as the U.S. Department of State, the United Nations and the World Bank. Clients typically have personnel and other investments in unstable and often violent areas of the world. Through ArmorGroup Services's offices on five continents, ArmorGroup Services provides its multi-national clients with a diversified portfolio of security solutions to assist them to mitigate risks in their operations around the world. ArmorGroup Services's highly trained, multi-lingual and experienced security personnel work closely with clients to create and implement solutions to complex security problems. These services include the design and implementation of risk management plans and security systems, provision of security specialists and training of security personnel. ArmorGroup Services provides its multi-national clients with specialized investigative services enhanced by its global network. These services include intellectual property asset protection and related investigative services ranging from protecting companies against counterfeiting, patent infringements, product tampering and extortion to identifying unethical supplier activities. In addition, ArmorGroup Services provides business intelligence, fraud investigation, computer forensics, and asset tracing and recovery services to financial services companies, law firms and other entities worldwide.

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

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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


        Buildings and improvements............ 5 - 39 years
        Machinery and equipment............... 3 - 7 years


      GOODWILL -- Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill and other intangible assets are stated on the basis of cost and are amortized, principally on a straight-line basis, over the estimated future periods to be benefited (25 to 40 years).


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

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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


     EARNINGS PER SHARE -- The Company accounts for Earnings per Share, "EPS" in accordance with SFAS No. 128. This Standard establish standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This standard replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     FOREIGN CURRENCY TRANSLATION -- In accordance with Statement Financial Accounting Standard No. 52, "Foreign Currency Translation", assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment, net of tax, which represents the effect of translating assets and liabilities of the Company's foreign operations was recorded as a reduction of equity of $574,000 and $1,351,000 for the years ended December 31, 1998 and December 31, 1999. The change in the cumulative amount each year is included in comprehensive income.


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


The reconciliation from Net Income to Comprehensive Income is as follows:

                                   1997           1998           1999
                                   ----           ----           ----

Net income                       $3,301          $8,596        $13,196

Foreign currency translation
  adjustments                      (124)           (221)          (777)
                                 ------          ------        -------
Comprehensive income             $3,177          $8,375        $12,419
                                 ======          ======        =======


      RECLASSIFICATIONS -- Certain reclassifications have been made to the 1997 and 1998 financial statements in order to conform to the presentation adopted for 1999. These reclassifications had no effect on net income or retained earnings.

      NEW ACCOUNTING STANDARDS--In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes the SEC staff's view in applying generally accepted accounting principles to the recognition of revenues. The Company has evaluated the impact of the reporting requirements of SAB No. 101 and has determined that there will be no material impact on its consolidated results of operations, financial position or cash flows. We adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position SOP 98-5, "Reporting on the Costs of Start-Up Activities," on January 1, 1999. We expense costs as incurred. There was no material impact on our consolidated financial statements as a result.

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

DSL GROUP LIMITED


      On April 16, 1997, in a pooling of interests transaction, Armor issued 1,274,217 shares of its common stock in exchange for all of the outstanding ordinary shares of DSL Group Limited ("DSL"), a company incorporated on June 3, 1996, under the laws of England and Wales. DSL provides specialized security services in high risk and volatile environments.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


GORANDEL TRADING LIMITED

      On June 9, 1997, the Company acquired the remaining 50% of Gorandel Trading Limited ("GTL") that it did not previously own. GTL provides specialized security services throughout Russia and Central Asia. The aggregate purchase price of the transaction was approximately $2.4 million, consisting of $570,000 in cash paid at closing, $300,000 in cash paid on September 30, 1997 and $300,000 in cash payable subject to certain conditions, and 115,176 shares of the Company's common stock valued at $1.2 million. As part of this transaction, the Company agreed to make a loan of $200,000 to a former stockholder of GTL, subject to certain conditions which was subsequently repaid. The acquisition of GTL has been accounted for under the purchase method. Accordingly, the results of its operations are included in the consolidated financial statements from the date of acquisition.

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

ASMARA LIMITED

     On April 8, 1998, the Company acquired all of the issued and outstanding stock of Asmara Limited, based in London, England ("Asmara"). Asmara provides business intelligence and investigative due diligence services to clients on a worldwide basis. Services include personnel investigations, due diligence, asset tracing, and litigation intelligence. This acquisition has a current aggregate purchase price of (pounds sterling) 1.825 million (approximately $3 million). The purchase price consists of (pounds sterling) 1.575 million (approximately $2.6 million) in cash paid at closing and 36,846 unregistered shares of the Company's common stock valued at closing at (pounds sterling) 250,000 (approximately $415,000). All 36,846 shares are restricted from sale until April 8, 2001. As part of the acquisition, additional purchase price contingent upon meeting certain agreed targets during this period could be paid for the fiscal years ending 1998, 1999 and 2000. The total aggregate contingent purchase price could be (pounds sterling)1.5 million. Based upon the results of operations for 1998, the Company will pay an additional purchase price of approximately $825,000. This additional purchase price for fiscal 1998 is reflected in the Company's balance sheet as of December 31, 1998. There was no such additional purchase price earned in Fiscal 1999. The acquisition of Asmara has been accounted for under the purchase method. Accordingly, the results of its operations are included in the consolidated financial statements from the date of acquisition.

PRO-TECH ARMORED PRODUCTS OF MASSACHUSETTS, INC.

      On April 14, 1998 the Company acquired all of the issued and outstanding stock of Pro-Tech Armored Products of Massachusetts, Inc. of Pittsfield, Massachusetts ("Pro-Tech"). Pro-Tech is a leading manufacturer of hard armor products including ballistic shields, bulletproof vests, visors, and other personal accessories. Pro-Tech also manufactures protective armor products for helicopters, automobiles, and riot control vehicles. This acquisition has been accounted for as a purchase and has a current purchase price of $1.6 million. The purchase price consists of $1.115 million in cash and 42,592 unregistered shares of the Company's common stock valued at closing at

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


$485,000. As part of this transaction, additional purchase price could be paid for the fiscal years ending 1998, 1999 and 2000 totaling an aggregate of $4 million, with up to 50% payable in common stock and the remainder in cash. The payment of additional purchase price is contingent upon operating performance and meeting certain agreed targets during this period. This additional purchase price for fiscal 1998 totaled approximately $401,000 and is reflected in the Company's balance sheet as of December 31, 1998. There was no such additional purchase price earned in fiscal 1999. All of the shares issued for the purchase and to be issued for payment for the earn-out, if any, are restricted from sale until April 14, 2001. The acquisition of Pro-Tech has been accounted for under the purchase method. Accordingly, the results of its operations are included in the consolidated financial statements from the date of acquisition.

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

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


LAW ENFORCEMENT DIVISION OF MACE SECURITY INTERNATIONAL

     On July 16, 1998 the Company acquired certain assets of the Law Enforcement Division of MACE Security International ("MSI"). This acquisition includes the assets of the Federal Laboratories ("Fed Labs") division and an exclusive license to use the MACE (Registered Trademark) trademark for the manufacture and sale of MACE (Registered Trademark) brand aerosol defensive sprays to law enforcement markets worldwide. The purchase price was approximately $4.6 million in cash. The Company is holding an additional amount of $600,000 in escrow of which $480,000 is payable six months after closing (paid in January 1999) and $120,000 is payable twelve months after closing. The acquisition of Fed Labs has been accounted for under the purchase method. Accordingly, the results of its operations are included in the consolidated financial statements from the date of acquisition.

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

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


       The following unaudited consolidated results of operations of the Company are presented on a pro forma basis as if the acquisitions referenced above had been consummated on January 1, 1998, for the years ended December 31:


                                               1998           1999
                                            ---------       --------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues...............................     $152,275       $173,973
Net income.............................     $  8,235       $ 13,321
Diluted earnings per share.............     $   0.44       $   0.59
Weighted average shares................       18,775         22,140



3.    INVENTORIES

      Inventories are summarized as follows for the years ended December 31:


                                               1998           1999
                                            ---------       --------
                                                   (IN THOUSANDS)

Raw materials...........................      $4,863         $8,812
Work-in-process.........................       1,348          1,243
Finished goods..........................       2,892          6,397
                                             -------         ------
                                              $9,103         $16,452
                                             =======         =======
4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are summarized as follows for the years ended December 31:


                                              1998             1999
                                           ---------         --------
                                                (IN THOUSANDS)

Land....................................     $1,248          $1,330
Buildings and improvements..............      6,352           7,536
Machinery and equipment.................      8,287          13,780
Construction in progress................        458               0
                                            -------          ------
Total...................................     16,345          22,646

Accumulated Depreciation................     (4,172)         (6,279)
                                            -------          ------
                                            $12,173         $16,367
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

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


5.    ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accounts payable, accrued expenses and other current liabilities are summarized as follows for the years ended December 31:

                                                       1998        1999
                                                      -------    -------
                                                         (IN THOUSANDS)

Trade and other payables............................   $3,681   $ 5,717
Accrued expenses....................................    2,980     6,382
Additional purchase price for acquisition earnouts..    1,226         0
Deferred conditions for acquisitions................      835         0
Other current liabilities...........................    2,572     1,899
                                                      -------   -------
                                                      $11,294   $13,998
                                                      =======   =======


6. LONG-TERM DEBT

                                                                                                     1998              1999
                                                                                                -------------     -------------
                                                                                                         (IN THOUSANDS)
Debt:
Note to former shareholder payable every four months in installments of $95
    through April 2000 with an imputed rate of interest of 10%..................                   $   350              $    87

Bank note payable in quarterly installments of $19 including interest at 9%
    through March 2002..........................................................                       241                    -

Note to former officer payable in monthly installments of $7 through
    December 31, 2009 with an imputed interest rate 9.25%.......................                         -                  505

Minimum guaranteed royalty to former officer payable in monthly installments
    of $4 through August 2005 with an imputed interest rate of 9.2%.............                         -                  219

Minimum guaranteed royalty to former officer payable in monthly installments
    of $36 through April 2005 with an imputed interest rate of 7.35%............                         -                1,888

                                                                                                   ---------            ---------
                                                                                                   $   591              $ 2,699
Less current portion............................................................                      (337)                (359)
                                                                                                   ---------            ---------
                                                                                                   $   254              $ 2,340
                                                                                                   =========            =========



                                                                                                     1998              1999
                                                                                                -------------     -------------
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
                                                                                                   =========            ==========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Other Indebtedness

    The Company's subsidiary Defense Systems Limited maintains a $2 million overdraft facility with a variable interest rate requiring monthly interest payments. This overdraft facility expires March 31, 2000. The overdraft facility had an outstanding balance of approximately $1.1 million and $1.9 million for the years ended December 31, 1998 and 1999 respectively.

    The Company has a five-year $60 million line of credit with several banks whereby the Company can borrow principal amounts up to $60 million at varying interest rates any time prior to February 12, 2004. All borrowings under the credit facility will bear interest at either (1) the base rate, plus an applicable margin ranging from .125% to .375% depending on certain conditions, or (2) the eurodollar rate, plus an applicable margin ranging from 1.375% to 1.625% depending on certain conditions. The Company had no borrowings outstanding under this line of credit at December 31, 1999.

    In 1998, the Company had a revolving credit facility and Bankers Acceptance Facility (the "Credit Facility") in the amount of $20,000,000. The Company had approximately $3.9 million outstanding under the Credit Agreement at December 31, 1998.


                                                              UNDER
                                               LONG-TERM    CAPITALIZED
        YEAR ENDING                               DEBT         LEASE
        -----------                           ----------   -------------
                                                    (IN THOUSANDS)

        2000 ..............................    $  359         $  167
        2001 ..............................       391             68
        2002 ..............................       422             38
        2003 ..............................       456             19
        2004 ..............................       492              0
        Thereafter........................        579              0
                                               -------        ------
                                               $2,699         $  292
                                               =======        ======

        Less amount representing interest on
        obligation under capitalized lease          -            (29)
                                               ------         ------
                                               $2,699         $  263
                                               =======        ======


7.  PREFERENCE SHARES


    DSL had $7,480,000, (4,400,000 shares) of preference shares with a par value of pounds sterling (pounds sterling) 0.01. Such shares carried an 8% dividend. The Company paid cash of $7,508,000, including accrued interest of approximately $380,000, to purchase such shares on April 16, 1997 and retired the shares.


8.  MERGER, INTEGRATION AND OTHER NON-RECURRING CHARGES


Approximately $2.5 million of fees and expenses associated with the DSL pooling transaction were expensed in fiscal 1997. These expenses include approximately $1.1 million in professional fees and approximately $1.4 million in costs to consolidate the financial and administrative functions at the Company's headquarters in Jacksonville. In 1999, the Company incurred integration costs of approximately $2.6 million primarily related to the relocation of assets and personnel as well as severance costs in integrating the companies acquired this year.


9.   INCOME TAXES

    Income tax expense (benefit) for the years ended December 27, 1997, December 31, 1998, and 1999 consisted of the following:

                                         1997        1998       1999
                                       --------   ---------   ---------
                                               (IN  THOUSANDS)
Current
  Domestic ...........................   $ 1,329    $ 2,638    $ 6,059
  Foreign ............................     2,250      2,641      1,458
                                         -------    -------    -------
   Total Current .....................   $ 3,579    $ 5,279    $ 7,517
Deferred
  Domestic ...........................   $    68    $   107    $   597
  Foreign ............................    (1,271)      (309)      (111)
                                         -------    -------    -------
     Total Deferred ..................   $(1,203)   $  (202)   $   486
                                         -------    -------    -------
      Total Provision for Income Taxes   $ 2,376    $ 5,077    $ 8,003
                                         =======    =======    =======

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


    Significant components of the Company's net deferred tax asset as of December 31, 1998 and December 31, 1999 are as follows:

                                                  1998           1999
                                               ----------     ----------
                                                     (IN THOUSANDS)
Deferred tax assets:
     Reserves not currently deductible.....      $  267         $1,118
     Operating loss carryforwards .........       2,890          3,063
     Other (including tax credits).........         154            551
                                                 ------         ------
                                                  3,311          4,732
Deferred tax asset valuation allowance.....        (150)           (75)
                                                 ------         ------
Net deferred tax asset ....................      $3,161         $4,657
                                                 ======         ======


    The components giving rise to the net deferred tax asset described above have been included in the accompanying consolidated balance sheet as of December 31, 1999 as follows:

     Current assets                     $1,306
     Noncurrent assets                   3,351
                                        ------
          Total deferred tax asset      $4,657
                                        ======

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

    The following reconciles the income tax expense computed at the Federal statutory income tax rate to the provision for income taxes recorded in the income statement:

                                                         1997    1998    1999
                                                       -------  ------  -------

Provision for income taxes at statutory Federal rate     34.0%   34.0%    35.0%
State and local income taxes, net of Federal benefit      0.4%    1.8%     1.6%
Foreign income taxes                                      0.1%    1.5%     0.8%
Other non-deductible items                                7.4%   (0.1%)    0.4%
                                                         -----   -----    ------
                                                         41.9%   37.2%    37.8%
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

10. OPERATING LEASES

    The Company is party to certain real estate, equipment and vehicle leases. Several leases include options for renewal and escalation clauses. In most cases, management expects that in the normal course of business leases will be renewed or replaced by other leases. Approximate total future minimum annual lease payments under all noncancelable are as follows:


                               YEAR                       (IN THOUSANDS)
              --------------------------------------     -----------------
                2000 ...............................          $1,082
                2001 ...............................             955
                2002 ...............................             622
                2003 ...............................             383
                2004 ...............................             308
                Thereafter                                       316
                                                              ------
                                                              $3,666
                                                              ======

    The Company incurred rent expense of approximately $454,000, (net of sublease income of $35,000), and $485,000 (net of sublease income of $141,000), and $1,152,000 during the years ended December 27, 1997, December 31, 1998 and December 31, 1999.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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


     LEGAL/LITIGATION MATTERS -- On January 16, 1998, the Company's ArmorGroup Services division ceased operations in the country of Angola. The cessation of operations in Angola was dictated by that government's decision to deport all of the Company's expatriate management and supervisors. As a result of the cessation of operations in Angola, the Company's ArmorGroup Services division is involved in various disputes with SHRM S.A. ("SHRM"), its minority joint venture partner relating to the Angolan business. On March 6, 1998, SLA (a subsidiary of SHRM) filed a complaint against Defense Systems France, SA ("DSF") before the Commercial Court of Nanterre (Tribunal de Commerce de Nanterre) seeking to be paid an amount of $577,286 corresponding to an alleged debt of DSIA to SIA. Such dispute is pending before the Commercial Court of Paris.

    On March 5, 1999, DSF and Defense Systems Limited ("DSL"), a subsidiary of the Company, filed a claim seeking to obtain damages from SHRM in the amount of $16.1 million. No court hearing is scheduled yet. The procedure is pending before the Commercial Court of Nanterre: a hearing has been scheduled for June 9, 2000.

    On September 20, 1999, the Company was notified that SHRM and SIA filed a complaint before the chamber of the Commercial Court of Paris against us, several of our subsidiaries, several current and past members of the board of DSIA, our Company and its subsidiaries and other parties seeking to obtain damages in an amount of $20,000,000. The procedure is pending before the Commercial Court of Paris: a hearing has been scheduled for April 18, 2000.

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


12. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE


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


    During 1998, the Company implemented a new non-qualified stock option plan. Pursuant to the new plan, 725,000 shares of common stock were reserved and made available for distribution. On January 1, 1999, the Company distributed all 725,000 shares allocated under the plan. In 1999, the Company implemented the 1999 Stock Incentive Plan (the "1999 Plan"). The Company reserved 2,000,000 shares of its Common Stock for the 1999 Plan. The 1999 Plan provides for the granting to employees, officers, directors, consultants, independent contractors and advisors of the Company. The option prices of stock which may be purchased under the 1999 Plan are not less than the fair market value of common stock on the dates of the grants.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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


    If compensation cost for stock option grants had been determined based on the fair value on the grant dates for 1997, 1998 and 1999 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:



                                                                   1997                1998                1999
                                                               -------------       -------------       ------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net earnings...........................   As reported           $ 3,518              $ 8,596             $ 13,196
                                          Pro forma             $ 2,653              $ 7,844             $ 11,375
Diluted earnings per share.............   As reported           $  0.21              $  0.50             $   0.61
                                          Pro Forma             $  0.18              $  0.45             $   0.52



    Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                   1997                1998                1999
                                                               -------------       -------------       ------------
Expected life of option                                            3 yrs               3 yrs               3 yrs
Dividend yield                                                        0%                  0%                  0%
Volatility                                                           33%               31.9%               35.8%
Risk free interest rate                                            6.00%               5.50%               5.76%

    The weighted average fair value of options granted during 1997, 1998 and 1999 is as follows:

                                                                   1997                1998                1999
                                                               -------------       -------------       ------------
                                                                  (IN THOUSANDS, EXCEPT FOR FAIR VALUE OF OPTIONS)
Fair value of each option granted                                  $ 2.72              $2.89            $ 3.48
Total number of options granted                                       485                286             1,871
Total fair value of all options granted                            $1,319              $ 827            $6,511


    Outstanding options, consisting of ten-year incentive and non-qualified stock options, vest and become exercisable over a three year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the three-year vesting period.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


    A summary of the status of stock option grants as of December 31, 1999 and changes during the years ending on those dates is presented below:


                                                                 WEIGHTED
                                                                 AVERAGE
                                                   OPTIONS     EXERCISE PRICE
                                                -------------  ---------------
Outstanding at December 28, 1996 .............    1,825,033        $ 3.88
Granted.......................................      485,000         10.36
Exercised ....................................     (217,332)         0.97
Forfeited ....................................      (51,701)         4.37
                                                   ---------
Outstanding at December 27, 1997 .............    2,041,000          5.69
Granted ......................................      286,450         10.32
Exercised ....................................     (148,582)         1.11
Forfeited ....................................     (101,667)        10.12
                                                   ---------
Outstanding at December 31, 1998 .............    2,077,201          6.46
Granted ......................................    1,871,000         11.14
Exercised ....................................     (298,277)         3.65
Forfeited ....................................     (104,666)         9.54
                                                   ---------
Outstanding at December 31, 1999 .............    3,545,258
Options exercisable at December 31, 1999 .....    1,601,957



The following table summarizes information about stock options outstanding at December 31, 1999:


                       12/31/1999
      Exercise          Options                              Remaining
        Price         Outstanding       Exercisable             Life
        -----         -----------       -----------             ----
         0.79            10,000            10,000               4.50
         0.97            33,141            33,141               5.70
         1.05           206,000           206,000               5.50
         3.75           150,000           150,000               6.05
         6.06           150,000           150,000               6.60
         6.75            20,000            20,000               6.82
         7.19           128,334           128,334               6.75
         7.38            15,000            15,000               6.71
         7.50           375,000           375,000               6.35
         7.81             5,000             3,334               7.07
         8.00            50,000            50,000               6.95
         8.50             3,333             3,333               7.22
         9.00            10,000             6,664               7.28
         9.25           117,000            39,000               8.60
         9.69           564,000                 0               9.60
         9.88            10,000             6,667               8.36
         9.94             3,000             1,000               8.65
        10.00             5,000                 0               9.66
        10.19           100,000                 0               9.50
        10.31             2,000                 0               9.50
        10.44           110,000                 0               7.97
        10.63            25,000             8,333               8.92
        11.00           100,000           100,000               7.68
        11.19            71,000            23,667               8.93
        11.31           725,000           241,667               9.00
        11.88            20,000             6,667               8.42
        12.00            50,000            16,667               7.68
        12.19            75,000                 0               9.20
        12.25            22,450             7,483               8.58
        12.69           150,000                 0               9.35
        13.13            10,000                 0               9.33
        13.19           200,000                 0               9.10
        13.44            30,000                 0               9.30
                      ---------        ----------
        Total         3,545,258         1,601,957

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


Remaining non-exercisable options as of December 31, 1999 become exercisable as follows:

                2000...............................   693,927
                2001...............................   625,707
                2002...............................   623,667


    EARNINGS PER SHARE -- The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income and net income available to common stockholders:



                                                                            1997              1998            1999
                                                                          -------           -------         -------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per share:
  Net income available to common shareholders......................       $ 3,158           $ 8,596          $13,196
Denominator:
  Basic earnings per share weighted average
     shares outstanding............................................        13,638            16,165           21,006
  Effect of dilutive securities:
     Effect of shares issuable under stock option and
      Stock grant plans, based on the treasury stock method........         1,074             1,189              696
                                                                          -------           -------          -------
Denominator for diluted earnings per share  --
     Adjusted weighted-average shares..............................        14,712            17,354           21,702
                                                                          -------           -------          -------
Basic earnings per share...........................................       $  0.23           $  0.53          $  0.63
                                                                          =======           =======          =======
Diluted earnings per share.........................................       $  0.21           $  0.50          $  0.61
                                                                          =======           =======          =======





13. SUPPLEMENTAL CASH FLOW INFORMATION:



                                                                            1997              1998             1999
                                                                          -------           -------          -------
                                                                                        (IN THOUSANDS)

Cash paid (received) during the year for:
   Interest..........................................................     $   673           $   273          $   993
                                                                          =======           =======          =======
   Income taxes......................................................     $ 1,506           $ 4,724          $ 8,418
                                                                          =======           =======          =======

Acquisitions (businesses, patents, and trademarks):
   Fair value of assets acquired.....................................       5,294            10,578           20,476
   Goodwill..........................................................       4,731            11,732           50,859
   Liabilities assumed...............................................      (5,218)          (10,072)         (19,761)
   Stock issued......................................................      (1,200)           (3,746)         (14,897)
                                                                          -------           -------          -------
   Total cash paid...................................................     $ 3,607           $ 8,492          $36,677
                                                                          =======           =======          =======


                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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
                                          ============           ============           ============


                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


    The following financial information with respect to sales to principal geographic areas for the years ended December 27, 1997, December 31, 1998 and 1999 are as follows:



                                                1997                   1998                   1999
                                            ------------           ------------           ------------
                                                                  (IN THOUSANDS)

Revenues:
     North America......................    $23,574                  $36,596              $ 94,847
     South America......................     12,082                   16,484                16,246
     Africa.............................     25,499                   18,932                17,987
     Europe/Asia........................     16,079                   24,668                27,584
     Other..............................      1,080                      527
                                          ------------           ------------           ------------
          Total Revenues................    $78,314                  $97,207              $156,664
                                          ============           ============           ============

Income from operations:
     North America......................    $ 2,610                  $ 6,464              $ 16,938
     South America......................        942                    2,344                 2,855
     Africa.............................      3,254                    4,220                 2,645
     Europe/Asia........................      1,478                      502                 2,815
     Other..............................        119                      124
                                          ------------           ------------           ------------
          Total income from operations..    $ 8,403                  $13,654              $ 25,253
                                          ============           ============           ============
Total assets:
     North America......................    $40,964                  $47,881              $142,375
     South America......................      2,847                    4,477                 5,673
     Africa.............................      7,944                    4,892                 3,001
     Europe/Asia........................     23,732                   37,103                27,873
                                          ------------           ------------           ------------
          Total assets..................    $75,487                  $94,353              $178,922
                                          ============           ============           ============

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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


                                                            FISCAL 1998
                                ------------------------------------------------------------------
                                    FIRST             SECOND             THIRD            FOURTH
                                   QUARTER           QUARTER            QUARTER          QUARTER
                                  ---------         ---------          ---------        ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)


Revenue .......................     $19,635           $22,833            $26,444         $28,295
Operating Income ..............     $ 2,749           $ 2,957            $ 3,771         $ 4,168
Net income ....................     $ 1,774           $ 1,835            $ 2,326         $ 2,661
Basic earnings per share ......     $  0.11           $  0.11            $  0.14         $  0.16
Diluted earnings per share.....     $  0.10           $  0.11            $  0.14         $  0.15



                                                            FISCAL 1999
                                ------------------------------------------------------------------
                                    FIRST             SECOND             THIRD            FOURTH
                                   QUARTER           QUARTER            QUARTER          QUARTER
                                  ---------         ---------           -------          -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)


Revenue........................     $26,840           $38,911            $45,091         $45,822
Operating Income ..............     $ 3,862           $ 4,270            $ 6,386         $ 5,865
Net income.....................     $ 2,740           $ 2,835            $ 3,902         $ 3,719
Basic earnings per share.......     $  0.17           $  0.14            $  0.16         $  0.16
Diluted earnings per share.....     $  0.16           $  0.14            $  0.16         $  0.15


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


18. RELATED PARTY TRANSACTIONS

    The Company entered into the following transactions with related parties:

    (a) Purchases and Sales -- The Company subcontracts for certain security guard services with Alpha, Inc., wholly owned by a shareholder of the Company, who is also a director of GTL. In fiscal 1997, 1998 and 1999, security guard service fees of approximately $3,286,000; $5,204,000; and $3,392,000 respectively, were paid to Alpha.

    At December 31, 1997, 1998, and 1999 the Company had outstanding payables to Alpha of approximately $377,000; $341,000; and $94,641 respectively. These liabilities are included in accounts payable. At December 31, 1999, Alpha owed the Company approximately $117,785, which is included in accounts receivable.

    (b) On January 1, 1999 the Company entered into an agreement with Kanders & Company, Inc. to provide investment banking and financial advisory services to the Company. The specific details of such services and compensation to be paid to Kanders & Co. will be determined by the parties on a case by case basis. Warren B. Kanders, Chairman of the Board of the Company, is the sole stockholder of Kanders & Company, Inc. The Company paid Kanders & Company, Inc. $300,000 for investment banking services in 1999.

    (c) In March 1999, the Company loaned to Stephen E. Croskey, President of the Company's Armor Holdings Products division, $111,000 in connection with his relocation to Jacksonville, Florida. This loan was repaid during 1999.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


19. SUBSEQUENT EVENTS


    On February 25, 2000, the Company amended its existing credit agreement with Canadian Imperial Bank of Commerce, Inc. ("CIBC"), NationsBank, N.A. ("NationsBank"), First Union National Bank ("First Union") and SunTrust Bank, North Florida, N.A. ("SunTrust") as lenders, NationsBank as Documentation Agent, and CIBC as Administrative Agent (the "Credit Agreement"). Pursuant to the Credit Agreement, as amended, the several lenders established a five-year $100,000,000 line of credit (the "Credit Facility") for the Company's benefit. The Company's indebtedness under the Credit Facility is evidenced by Five Year (four years remaining) Revolving Credit Notes of up to $100,000,000. All borrowings under the Credit Facility bear interest at either (1) the base rate, plus an applicable margin ranging from .000% to .375% depending on certain conditions, or the eurodollar rate, plus an applicable margin ranging from 1.125% to 1.875% depending on certain conditions. In addition, the Credit Facility provides that NationsBank will make swing-line loans of up to $5,000,000 available to the Company to be used by the Company for working capital purposes. CIBC, Inc. and NationsBank, N.A. will also issue letters of credit of up to $10,000,000 to the Company. As of March 14, 2000, we had $2,200,000 outstanding and $97,000,000 available under the credit facility.


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


    On March 8 2000, the Company acquired all of the outstanding capital stock of Break-Free, Inc., a leading manufacturer of branded products, including specialty lubricants, cleaners and preservatives and military weapon maintenance systems. The purchase price was $2.38 million in cash, and the transaction was accounted for as a purchase.

    On March 14, 2000, the Company acquired all of the outstanding capital stock of New Technologies, Inc, a company specializing in computer forensics training, software development and computer evidence consulting. The purchase price was $2.6 million, of which $1.3 million was in cash and $1.3 million was in stock. This transaction was accounted for as a purchase.

    On March 15, 2000, the Company acquired the assets of Special Clearance Services, a provider of landmine risk reduction services in sub-Saharan Africa. The purchase price was $2.1 million, of which $1.6 million was in cash and $.5 million was in stock. This transaction was accounted for as a purchase.

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
Richard C. Bartlett                         Alair A. Townsend
Director                                    Director
March 30, 2000                                       March 30, 2000



/s/Stephen Salzman
----------------------------------
Stephen Salzman
Director
March 30, 2000

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:


EXHIBIT
   NO.            DESCRIPTION
21.1              Subsidiaries of the Company.

23.1              Consent of PricewaterhouseCoopers LLP.

27.1              Financial Data Schedule.
