Form 10-Q
period 2000-03-31
ARMOR HOLDINGS INC
filed 2000-05-15
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                ----------------
                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000, or

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

1400 MARSH LANDING PARKWAY, SUITE 112
        JACKSONVILLE, FLORIDA                                    32250
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (904) 741-5400

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock as of May 1, 2000 is 22,448,977.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

THREE MONTH PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999

The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. (the "Company") and its direct and indirect wholly owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all significant intercompany items and transactions) management considers necessary for a fair presentation of its financial position as of March 31, 2000 and results of its operations for the three month periods ended March 31, 2000 and March 31, 1999.

These condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                        MARCH 31,         DECEMBER 31,
                                                          2000                1999
                                                      ------------       --------------
                                                       (UNAUDITED)              *
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $  3,415            $ 13,246
  Accounts receivable (net of allowance for
    Doubtful accounts of $    and $1,691)                 40,090              35,528
  Inventories                                             18,326              16,452
  Prepaid expenses and other current assets                9,259               7,215
                                                      ------------       --------------

    Total current assets                                  71,090              72,441

PROPERTY, PLANT AND EQUIPMENT (net
  of accumulated depreciation of $6,994
  and $6,279)                                             18,273              16,367

GOODWILL (net of accumulated amortization
  of $4,116 and $3,593)                                   76,865              74,586

REORGANIZATION VALUE IN EXCESS OF AMOUNTS
  ALLOCABLE TO IDENTIFIABLE ASSETS (net of
  accumulated Amortization of $2,576 and $2,564)           1,499               1,511

PATENTS, LICENSES AND TRADEMARKS (net of
  accumulated amortization of $1,222 and
  $1,124)                                                  6,910               7,008

OTHER ASSETS                                               6,874               7,009
                                                      ------------       --------------

TOTAL ASSETS                                            $181,511            $178,922
                                                      ============       ==============



                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                                MARCH 31,        DECEMBER 31,
                                                                  2000               1999
                                                              -------------     --------------
                                                               (UNAUDITED)             *
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt and capitalized
    lease obligations                                           $    622          $    509
  Short-term debt                                                  6,974             1,924
  Accounts payable, accrued expenses and other
    current liabilities                                           14,061            15,974
                                                              -------------     --------------
      Total current liabilities                                   21,657            18,407

LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS,
  less current portion                                             2,292             2,453
                                                              -------------     --------------

  Total liabilities                                               23,949            20,860

MINORITY INTEREST                                                    183               179

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized; 0 shares issued and outstanding                        -                 -
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 24,687,549 and 24,513,830 issued and
    22,896,377 and 23,302,958 outstanding                            247               245
    Additional paid-in capital                                   147,378           145,480
    Retained earnings                                             30,695            26,615
    Accumulated other comprehensive income:
      Cumulative translation adjustments                          (1,770)           (1,351)
    Treasury stock                                               (19,171)          (13,106)
                                                              -------------     --------------
       Total stockholders' equity                                157,379           157,883
                                                              -------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $181,511          $178,922
                                                              =============     ==============


                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share amounts)

                                                 Three Months Ended
                                            March 31,          March 31,
                                              2000               1999
                                          -------------     --------------
REVENUES:

  Services                                  $ 18,418          $ 12,815
  Products                                    31,448            14,025
                                          -------------     --------------
Total Revenues                              $ 49,866          $ 26,840
                                          -------------     --------------

COSTS AND EXPENSES:
  Cost of sales                               31,108            16,290
  Operating expenses                          10,765             6,493
  Amortization                                   712               379
  Equity in earnings of investees               (34)              (140)
  Merger and integration expense                 691                 -
  Interest (income) expense, net                  47               (44)
                                          -------------     --------------

OPERATING INCOME                               6,577             3,862

Other income                                       2               513
                                          -------------     --------------

INCOME BEFORE PROVISION FOR INCOME TAXES       6,579             4,375
                                          -------------     --------------
PROVISION FOR INCOME TAXES                     2,499             1,635
                                          -------------     --------------

                                          =============     ==============
NET INCOME                                  $  4,080          $  2,740
                                          =============     ==============

BASIC EARNINGS PER SHARE                    $   0.18          $  $0.17
                                          =============     ==============

                                          =============     ==============
DILUTED EARNINGS PER SHARE                  $   0.17          $   0.16
                                          =============     ==============

                                          =============     ==============
WEIGHTED AVERAGE SHARES - BASIC               23,034            16,284
                                          =============     ==============

WEIGHTED AVERAGE SHARES - DILUTED             23,733            17,476
                                          =============     ==============


            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                  THREE MONTHS ENDED
                                                               -------------------------
                                                                MARCH 31,     MARCH 31,
                                                                  2000          1999
                                                               ----------    -----------
OPERATING ACTIVITIES:
  Net income                                                     $ 4,080       $ 2,740
  Adjustments to reconcile net income to cash used in
    operating activities, net of effects of
    acquisitions:
  Depreciation and amortization                                    1,348           791
  Earnings from investees                                            (34)         (140)
  Increase in accounts  receivable                                (3,864)         (555)
  Increase in inventories                                         (1,274)         (156)
  Increase in prepaid expenses and other assets                   (1,520)       (2,825)
  Decrease in accounts payable, accrued
    Liabilities and other current liabilities                     (1,763)         (473)
  Increase in minority interest                                        4             8
                                                               ----------    -----------
  Net cash used in operating activities                           (3,023)         (610)
                                                               ----------    -----------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                (965)         (695)
  Purchase of businesses, net of cash acquired                    (3,866)            -
  Dividends received from associated companies                         -            86
                                                               ----------    -----------
  Net cash used in investing activities                           (4,831)         (609)
                                                               ----------    -----------
FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options                          5           444
  Repurchases of treasury shares                                  (6,065)            -
  Borrowings (repayments) under line of credit                     5,050        (1,554)
  Repayments of long-term debt                                      (548)         (272)
                                                               ----------    -----------
  Net cash used in financing activities                           (1,558)       (1,382)
                                                               ----------    -----------
  Net effect of translation of foreign currencies                   (419)          (99)
                                                               ----------    -----------
  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (9,831)       (2,700)
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  13,246         6,789
                                                               ----------    -----------

                                                               ==========    ===========
  CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 3,415       $ 4,089
                                                               ==========    ===========


            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Armor Holdings, Inc. (the "Company") and its direct and indirect wholly owned subsidiaries. The financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of normal recurring accruals and the elimination of all significant intercompany items and transactions) which management considers necessary for a fair representation of operating results, have been included in the statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

    These condensed consolidated financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999. All amounts are reported in thousands except per share amounts.


2. ADOPTION OF NEW ACCOUNTING STANDARDS

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

3. COMPREHENSIVE INCOME

     Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. During the three months ended March 31, 2000 and March 31, 1999, comprehensive income was approximately $3.7 million and $2.6 million respectively, consisting of net income and the change in unrealized gains

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONTINUED


or losses on the Company's foreign currency translation adjustments net of tax, of $262,000 and $97,000, respectively.

4. INVENTORIES

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows (dollars in thousands):

                              MARCH 31, 2000          DECEMBER 31, 1999
                              --------------          -----------------
Raw material                     $ 10,028                 $  8,812
Work-in-process                     1,953                    1,243
Finished goods                      6,345                    6,397
                              --------------          -----------------
  Total inventories              $ 18,326                 $ 16,452
                              ==============          =================

5. SIGNIFICANT DEVELOPMENTS

     INCREASE IN OUR LINE OF CREDIT

     On February 25, 2000, the Company amended its credit agreement with CIBC, Inc., NationsBank, N.A., First Union National Bank and SunTrust Bank, North Florida, N.A. as lenders, NationsBank, N.A., as documentation agent and Canadian Imperial Bank of Commerce, as administrative agent. According to the terms of the amended credit facility, the several lenders established a five-year $100,000,000 line of credit for the Company.


6. ACQUISITIONS

     The Company completed the acquisitions of Safariland Ltd., Inc. ("Safariland"), The Parvus Company ("Parvus"), Alarm Systems Holding Company ("ASH") and Fire Alarm Service Corporation ("FAS"), subsequent to the quarter ended March 31, 1999. The March 31, 1999 unaudited consolidated results of operations of the Company on a pro forma basis, as if the Company had consummated the acquisitions of Safariland, Parvus, ASH and FAS, at the beginning of the period shown is follows:


Revenues                                   $41,152
Net income                                 $ 2,584
Diluted earnings per share                 $  0.14
Weighted average shares - diluted           18,184

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONTINUED


7. INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

     The Company is a leading global provider of security risk management services and security products. Through its Armor Group Services division, the Company provides a broad range of sophisticated security risk management services to multi-national corporations and to governmental and non-governmental agencies including: (1) security planning, advisory and management, (2) intellectual property asset protection, (3) business due diligence and investigations, and (4) electronic security systems integration. Through its Armor Holdings Products division, the Company manufactures and sells a broad range of high quality branded law enforcement equipment including ballistic resistant vests and tactical armor, police duty gear, less-than-lethal munitions, anti-riot products and narcotics identification kits.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONTINUED


     Revenues, income from operations (operating income before amortization expense, equity in earnings of investee, merger and integration expenses, and interest expense (income), net), and total assets for each of the Company's segments for the three months ended March 31, 1999 and March 31, 1998 were as follows:

                                        MARCH 31, 2000        MARCH 31, 1999
                                        --------------        --------------
                                        (IN THOUSANDS)
Revenues:
  Services                                  $ 18,418             $12,815
  Products                                    31,448              14,025
                                        --------------        --------------
    Total revenues                          $ 49,866             $26,840
                                        ==============        ==============
Income from operations:
  Services                                  $  2,052             $ 1,220
  Products                                     6,858               3,352
  Corporate                                    (917)                (515)
                                        --------------        --------------
    Total income from operations            $  7,993             $ 4,057
                                        ==============        ==============
Total assets:
  Services                                  $ 35,417             $27,415
  Products                                   107,908              43,927
  Corporate                                   38,186              24,289
                                        --------------        --------------
    Total assets                            $181,511             $95,631
                                        ==============        ==============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONTINUED


     The following unaudited information with respect to sales to principal geographic areas for the three months ended March 31, 2000 and March 31, 1999 is as follows:

                                      MARCH 31, 2000        MARCH 31, 1999
                                      --------------        --------------
                                                   (IN THOUSANDS)
Sales to unaffiliated customers:
   North America                         $ 31,611               $ 12,325
   South America                            4,460                  3,685
   Africa                                   4,681                  5,683
   Europe/Asia                              9,114                  5,147
                                      --------------        --------------
      Total revenues                     $ 49,866               $ 26,840
                                      ==============        ==============
Operating profit:
   North America                         $  5,716               $  1,790
   South America                              380                    760
   Africa                                     828                    919
   Europe/Asia                              1,069                    729
                                      --------------        --------------
      Total operating profit             $  7,993               $  4,198
                                      ==============        ==============
Total assets:
   North America                         $133,361               $ 54,280
   South America                            9,676                  5,458
   Africa                                   3,692                  2,712
   Europe/Asia                             35,382                 32,632
                                      --------------        --------------
       Total assets                      $181,511               $ 95,082
                                      ==============        ==============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONTINUED


 8. EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income:

                                                            THREE MONTHS ENDED
                                                    MARCH 31, 2000      MARCH 31, 1999
                                                    --------------      --------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator for basic and diluted earnings per
  share:

Net income                                             $ 4,080              $ 2,740
                                                    --------------      --------------
Denominator for basic earnings per share
  (weighted average shares outstanding):                23,034               16,284

Dilutive effect of shares issuable under stock
  option and stock grant plans, based on the
   treasury stock method                                   699                1,192
                                                    --------------      --------------
Denominator for diluted earnings per share              23,733               17,476
                                                    --------------      --------------
Basic earnings per share                               $  0.18              $  0.17
                                                    ==============      ==============
Diluted earnings per share                             $  0.17              $  0.16
                                                    ==============      ==============

ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the our results of operations and analysis of financial condition for the three months ended March 31, 2000. The results of operations for the business combinations accounted for as purchase transactions are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the our Annual Report on Form 10-K/A for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

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

     Foreign Currency Translation. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange as of the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The cumulative change in the translation adjustment, which represents the effect of translating assets and liabilities of the Company's foreign operations, was a loss of approximately $1.8 million as of March 31, 2000 and $1.4 million as of December 31, 1999.

ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


RESULTS OF OPERATIONS

     Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Service revenues. Service revenues increased by $5.6 million, or 43.7%, to $18.4 million in the three months ended March 31, 2000 compared to $12.8 million in the three months ended March 31, 1999. This increase was due to internal growth and the inclusion of the acquisitions of Parvus, ASH and FAS acquired on May 4, 1999 and June 30, 1999, respectively. These acquisitions were accounted for as purchases and the results of their operations are recorded only for the period the Company owned them. Internal growth within the Services division was over 15% in the first quarter of 2000 compared to the first quarter of 1999.

     Products revenues. Product revenues increased by $17.4 million, or 124.2%, to $31.4 million in the three months ended March 31, 2000 compared to $14.0 million in the three months ended March 31, 1999. This increase was primarily due to internal growth of 23% and the increase resulting from the acquisition and integration of Safariland completed in 1999. This acquisition was accounted for as a purchase and the results of its operations are recorded only for the period the Company owned it.

     Cost of sales. Cost of sales increased by $14.8 million, or 91.0%, to $31.1 million in the three months ended March 31, 2000 compared to $16.3 million in the three months ended March 31, 1999. This increase was primarily due to increased revenues for in the three months ended March 31, 2000 compared to the three months ended March 31, 1999 resulting from the internal growth as well as the acquisitions of Parvus, ASH, FAS and Safariland. As a percentage of total revenues, cost of sales increased to 62.4% of total revenues for the three months ended March 31, 2000 from 60.7% for the three months ended March 31, 1999 due to a change in the mix of products and services sold and the shipments of several large international and governmental orders for products at margins below our typical margins.

     Operating expenses. Operating expenses increased by $4.3 million, or 65.8%, to $10.8 million (21.6% of total revenues) in the three months ended March 31, 2000 compared to $6.5 million (24.2% of total revenues) in the three months ended March 31, 1999. This increase was primarily due to the acquisitions of Safariland, Parvus, ASH and FAS which are reflected in the three month period ended March 31, 2000, but not in the three month period ending March 31, 1999. The decrease as a percentage of total revenue is reflective of the increasing revenue base and fixed nature of certain of these expenses.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


     Amortization. Amortization expense increased by $333,000, or 87.9%, to $712,000 in the three months ended March 31, 2000 compared to $379,000 in the three months ended March 31, 1999. This increase was primarily due to additional amortization of intangible assets acquired as a result of the acquisitions of Safariland, Parvus, ASH and FAS during the second and third quarters of 1999 which would not have been reflected in the quarter ended March 31, 1999.

     Equity in earnings of investees. Equity in earnings of investees decreased by $106,000 to $34,000 in the three months ended March 31, 2000 compared to $140,000 in the three months ended March 31, 1999. The equity in earnings relates to the Company's 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS").

     Merger and integration expense. In the three month period ended March 31, 2000, the Company incurred $691,000 in expenses and costs associated with the integration of the Company's recent acquisitions. The Company did not incur such fees in the three months ended March 31, 1999.

     Interest (income) expense, net. Net interest expense increased by $91,000, to $47,000 in the three months ended March 31, 2000, This increase was the result of interest on and amortization of the fees associated with the Company's $100 million credit facility, and the amortization of the discount on certain liabilities acquired as part of the Safariland acquisition.

     Operating Income. Operating income increased $2.7 million or 70.3% to $6.6 million in the three months ended March 31, 2000, compared to $3.9 million in the three months ended March 31, 1999, primarily due to the factors discussed above.

     Other income. Other income decreased from $513,000 in the three months ended March 31, 1999 to $2,000 in the three months ended March 31, 2000. The 1999 quarter included a gain from the sale of the Company's investment in MACE Security International. No such gain occurred in the first quarter of 2000.

     Income before provision for income taxes. Income before provision for income taxes increased by $2.2 million or 50.4% to $6.6 million in the three months ended March 31, 2000, compared to $4.4 million in the three months ended March 31, 1999, primarily due to the factors discussed above.

     Provision for income taxes. Provision for income taxes totaled $2.5 million in the three months ended March 31, 2000, as compared to $1.6 million in the three months ended March 31, 1999. The increase in the Company's effective tax rate to 38.0% from 37.4% last year is a result of the increased amortization of the goodwill generated by the Safariland, Parvus, ASH and FAS acquisitions that is not tax deductible. The provision was based on the Company's U.S. federal and state statutory income tax rates of approximately 39% for its U.S.-based companies and a 37% blended effective tax rate for

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


foreign operations of the Company. The effective tax rate for the Company's foreign operations is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates.

     Net income. Net income increased $1.3 million, or 48.9%, to $4.1 million in the three months ended March 31, 2000 compared to $2.7 million for the three months ended March 31, 1999. The increase is primarily due to a combination of acquisitions made during the period being successfully integrated, coupled with strong internal growth.

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

     The Company's spending for its fiscal 2000 capital expenditures will be approximately $3.0 million, of which the Company has already spent approximately $965,000.

     As of March 31, 2000 and December 31, 1999, the Company had working capital of $49.4 million and $54.0 million, respectively.


Year 2000 Activities

     As described in the Form 10-K for the year ended December 31, 1999, we had developed plans to address our potential exposures to our systems related to the Year 2000. Since entering the Year 2000, we have not experienced any significant disruptions to our business nor are we aware of any significant Year 2000 related disruptions impacting our customers and suppliers. We will continue to monitor our systems and operations until we are reasonably assured that no significant business interruptions will occur as a result of any Year 2000 issues.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

     The Company is exposed to interest rate risk primarily through its short-term investments and short or long-term borrowings under its credit agreement. There is inherent roll-over risk for marketable securities as they mature and are renewed at current market rates, and the interest rate under the credit agreement adjusts periodically. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. However, there is no risk of loss of principal on its short-term investments, only a risk related to potential reduction in future interest income. Derivative instruments are not presently used to adjust the Company's interest rate risk profile.

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

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

     On January 16, 1998, our ArmorGroup Services division ceased operations in the country of Angola. The cessation of operations in Angola was dictated by that government's decision to deport all of ArmorGroup's expatriate management and supervisors. As a result of the cessation of operations in Angola, our ArmorGroup Services division is involved in various disputes with SHRM S.A. ("SHRM"), its minority joint venture partner relating to the Angolan business. On March 6, 1998, SLA (a subsidiary of SHRM) filed a complaint against Defense Systems France, SA ("DSF") before the Commercial Court of Nanterre (Tribunal de Commerce de Nanterre) seeking to be paid $577,286 corresponding to an alleged debt DSIA to SIA. Such dispute is pending before the Commercial Court of Paris.

     On March 5, 1999, DSF and Defense Systems Limited ("DSL"), a subsidiary of the Company, filed a claim seeking to obtain damages from SHRM in the amount of $16.1 million. No court hearing is a scheduled yet. The procedure is pending before the Commercial Court of Nanterre; a hearing has been scheduled for June 9, 2000.

     On September 20, 1999, the Company was notified that SHRM and SIA filed a complaint before the chamber of the Commercial Court of Paris against the Company, several of its subsidiaries, several current and past members of the board of DSIA, seeking to obtain damages in the amount of $20 million.

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


                              ARMOR HOLDINGS, INC.

                              /s/ Jonathan M. Spiller
                              ----------------------------------
                              Jonathan M. Spiller
                              President, Chief Executive Officer
                              and Director
                              Dated:  May 15, 2000

                              /s/ Nicholas Winiewicz
                              -------------------------------------
                              Nicholas Winiewicz
                              Chief Financial Officer
                              Dated:  May 15, 2000

EXHIBIT INDEX

The following Exhibits are filed herewith:

EXHIBIT NO.       DESCRIPTION
-----------       -----------
27.1              Financial Data Schedule