Form 10-Q
period 2000-06-30
ARMOR HOLDINGS INC
filed 2000-08-15
CIK 845752

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                ----------------
                                    FORM 10-Q

          (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000, or


     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ____ .

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes __   No__


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock as of July 15, 2000 is 22,675,353.

                         PART I - FINANCIAL INFORMATION


Item 1.             Financial Statements

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

Three and Six Month Periods Ended June 30, 2000 and June 30, 1999
-----------------------------------------------------------------

         The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. (the "Company") and its direct and indirect wholly owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all intercompany items and transactions) which management considers necessary for a fair presentation of financial results as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and June 30, 1999.

         These unaudited condensed consolidated financial statements, and notes thereto, should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)


                                                      June 30,      December 31,
                                                        2000            1999
                                                    -------------  -------------
                                                     (unaudited)          *
ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                         $ 5,874         $ 13,246
    Accounts receivable (net of allowance for
      doubtful accounts of $1,716 and $1,691)          42,572           35,528
    Inventories                                        19,535           16,452
    Prepaid expenses and other current assets          15,610            7,215
                                                   ----------       ----------
        Total current assets                           83,591           72,441

PROPERTY, PLANT AND EQUIPMENT (net
  of accumulated depreciation of $7,220 and            22,865           16,367
  $6,279)

GOODWILL (net of accumulated amortization
  of $4,761 and $3,593)                                80,814           74,586

REORGANIZATION VALUE IN EXCESS
  OF AMOUNTS ALLOCABLE TO
  IDENTIFIABLE ASSETS (net of accumulated
  amortization of $2,589 and $2,564)                    1,486            1,511

PATENTS AND TRADEMARKS (net of
  accumulated amortization of $1,302 and                6,886            7,008
  $1,124)

OTHER ASSETS                                            8,237            7,009
                                                   ----------       ----------

TOTAL ASSETS                                        $ 203,879        $ 178,922
                                                   ==========       ==========


                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.



ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)


                                                            June 30,          December 31,
                                                              2000                1999
                                                          ------------       -------------
                                                           (Unaudited)             *
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Short-term debt                                       $    1,837               $1,924
    Current portion of long-term debt and capitalized
      lease obligations                                          570                  509
    Accounts payable, accrued expenses and other
       current liabilities                                    15,993               15,974
                                                         ------------           ----------

        Total current liabilities                             18,400               18,407


LONG-TERM DEBT AND CAPITALIZED LEASE
  OBLIGATIONS, less current portion                           27,311                2,453
                                                         ------------           ----------

   Total liabilities                                          45,711               20,860


MINORITY INTEREST                                                188                  179

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
    authorized; 0 shares issued and outstanding                    -                    -
   Common stock, $.01 par value; 50,000,000 shares
    authorized; 24,757,304 and 24,513,830 issued and
    22,675,353 and 23,302,958 outstanding                        248                  245
   Additional paid-in capital                                148,083              145,480
   Retained earnings                                          36,231               26,615
   Accumulated other comprehensive income:
       Cumulative translation adjustments                     (1,483)              (1,351)
   Treasury stock                                            (25,099)             (13,106)
                                                         -----------            ----------
      Total stockholders' equity                             157,980              157,883
                                                         ------------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                   $203,879            $ 178,922
                                                         ===========            =========

                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.


ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share amounts)

                                                                      Three Months Ended                Six Months Ended

                                                                    June 30,        June 30,        June 30,        June 30,
                                                                      2000            1999            2000            1999
                                                                   ---------       ---------       ---------       ---------
REVENUES:

  Services                                                         $ 21,414        $ 12,847        $  39,832        $ 25,662
  Products                                                           34,053          26,064           65,501          40,089
                                                                   --------        --------        ---------        --------
Total Revenues                                                     $ 55,467        $ 38,911        $ 105,333        $ 65,751
                                                                   --------        --------        ---------        --------

COSTS AND EXPENSES:
  Cost of sales                                                      34,357          23,195           65,465          39,485
  Operating expenses                                                 12,191          10,176           22,956          16,669
  Amortization                                                          770             656            1,482           1,035
  Equity in earnings of  investees                                      (53)            (26)             (87)           (166)
  Integration and other non-recurring charges                           765             646            1,456             646
                                                                     --------        --------        ---------        --------

OPERATING INCOME                                                      7,437           4,264           14,061           8,082

Interest (income) expense, net                                          539              (6)             586             (50)
Other income                                                          1,886             303            1,888             816
                                                                   --------        --------        ---------        --------
INCOME BEFORE PROVISION
FOR INCOME TAXES                                                      8,784           4,573           15,363           8,948

PROVISION  FOR INCOME TAXES                                           3,248           1,738            5,747           3,373
                                                                   --------        --------        ---------        --------
NET INCOME                                                         $  5,536        $  2,835        $   9,616        $  5,575
                                                                   ========        ========        =========        ========

BASIC EARNINGS PER SHARE                                           $   0.25        $   0.14        $    0.42        $   0.31
                                                                   ========        ========        =========        ========

DILUTED EARNINGS PER SHARE                                         $   0.24        $   0.14        $    0.41        $   0.29
                                                                   ========        ========        =========        ========

WEIGHTED AVERAGE SHARES - BASIC                                      22,595          20,082           22,839          18,205
                                                                   ========        ========        =========        ========

WEIGHTED AVERAGE SHARES - DILUTED                                    23,350          20,839           23,574          19,087
                                                                   ========        ========        =========        ========

            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

                                                                                    Six Months Ended
                                                                               June 30,            June 30,
                                                                                2000                 1999
                                                                             -----------         ----------
OPERATING ACTIVITIES:

  Net income                                                                    $ 9,616            $ 5,575
  Adjustments to reconcile net income to cash used in
  operating activities, net of effects of acquisitions:
  Depreciation and amortization                                                   2,312              1,936
  Gain on sales of investments                                                   (1,850)              (816)
  Deferred income taxes                                                               -               (245)
  Earnings from investees                                                           (87)              (166)
  Increase in accounts  receivable                                               (5,972)            (1,016)
  Increase in inventories                                                        (2,455)            (1,004)
 (Increase) decrease in prepaid expenses and other assets                        (8,823)               422
  Decrease in accounts payable, accrued expenses and
   other current liabilities                                                     (1,252)            (5,839)
  Increase in minority interest                                                       9                 10
                                                                               --------           --------

  Net cash used in operating activities                                          (8,502)            (1,143)
                                                                               --------           --------

INVESTING ACTIVITIES:

  Purchases of property and equipment                                            (1,972)            (1,513)
  Purchases of businesses, net of cash acquired                                  (7,919)           (33,192)
  Purchases of investments                                                       (1,682)              (375)
  Proceeds from sale of investments                                               3,598              1,191
  Dividends received from associated companies                                       87                146
                                                                               --------           --------

  Net cash used in investing activities                                          (7,888)           (33,743)
                                                                               --------           --------
FINANCING ACTIVITIES:

  Proceeds from the exercise of stock options                                       311                803
  Proceeds from the issuance of common stock                                          -             61,018
  Borrowings under short term facilities                                            450                  -
  Repayments under short term facilities                                         (  537)            (5,041)
  Borrowings under long term facilities and capitalized leases                   39,326                  -
  Repayments under long term facilities and capitalized leases                  (18,407)            (4,656)
  Repurchases of common stock                                                   (11,993)                 -
                                                                               --------           --------

  Net cash provided by financing activities                                       9,150             52,124
                                                                               --------           --------

  Net effect of translation of foreign currencies                                  (132)              (884)
                                                                               --------           --------

  Net increase (decrease) in cash and cash equivalents                           (7,372)            16,354

  Cash and cash equivalents, beginning of period                                 13,246              6,789
                                                                               --------           --------
  Cash and cash equivalents, end of period                                      $ 5,874           $ 23,143
                                                                               ========           ========

            See notes to condensed consolidated financial statements.

         ARMOR HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (unaudited)

         1. Basis of Presentation

                  The accompanying condensed consolidated financial statements include the accounts of Armor Holdings, Inc. (the "Company") and its direct and indirect wholly owned subsidiaries. The financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of normal recurring accruals and the elimination of all significant intercompany items and transactions) which management considers necessary for a fair representation of operating results, have been included in the statements. Financial results for the quarter and year to date are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                  These condensed consolidated financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999. All amounts are reported in thousands except per share amounts.


         2. Adoption of New Accounting Standards

                  In December1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes the SEC staff's view in applying generally accepted accounting principles to the recognition of revenues. The Company has evaluated the impact of the reporting requirements of SAB No. 101 and has determined that there will be no material impact on its consolidated results of operations, financial position or cash flows.

         3. Comprehensive Income

                  Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. During the three months ended June 30, 2000 and June 30, 1999, comprehensive income was approximately $5.2 million and $2.4 million respectively, consisting of net income and the change in unrealized gains or losses on the Company's foreign currency translation adjustments net of tax, of $189,000 and $274,000, respectively. During the six months ended June 30, 2000 and June 30, 1999, comprehensive income was approximately $9.2 million and $5.1 million respectively, consisting of net income and the change in unrealized gains or losses on the Company's foreign currency translation adjustments net of tax, of $242,000 and $304,000, respectively.

         4. Inventories

                  The inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as followings:

        ($ in thousands)                June 30, 2000        December 31, 1999
                                        -------------        -----------------

        Raw material                       $ 10,798               $ 8,812
        Work-in-process                       2,836                 1,243
        Finished goods                        5,901                 6,397
                                       --------------        -----------------
          Total inventories                $ 19,535               $16,452


         5. Acquisitions

               In the first half of 1999, the Company completed the acquisitions
         of  Safariland   Ltd.,   Inc.   ("Safariland"),   The  Parvus  Company
         ("Parvus"), Alarm Systems Holding Company ("ASH") and Fire Alarm Service Corporation ("FAS"). The unaudited consolidated results of operations of the Company on a pro forma basis as if the Company had consummated the acquisitions of Safariland, Parvus, ASH and FAS, at the beginning of 1999 are as follows:

                                                          6 Months
                                                        June 30, 1999
                                                       ----------------
                                                        ($ in thousand,
                                                     except per share amounts)

         Revenues                                               $82,881
         Net income                                             $ 5,171
         Diluted earnings per share                             $  0.26
         Weighted average shares - diluted                       20,138



         6. Information Concerning Business Segments and Geographical Sales

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

                  Revenues, income from operations (operating income before amortization expense, equity in earnings of investee, integration and other non-recurring charges, and interest (income) expense, (net), and total assets for each of the Company's segments for the six months ended June 30, 2000 and June 30, 1999 were as follows:

                                              June 30, 2000       June 30, 1999
                                             ---------------    ---------------
                                                        ($ in thousands)
          Revenues:
            Services                                 $39,832            $25,662
            Products                                  65,501             40,089
                                             ---------------    ---------------
              Total revenues                        $105,333            $65,751
                                             ===============    ===============

          Income from operations:
            Services                                 $ 4,661            $ 2,619
            Products                                  14,418              8,116
            Corporate                                 (2,167)            (1,138)
                                             ---------------    ---------------
              Total income from operations          $ 16,912            $ 9,597
                                             ===============    ===============

          Total assets:
            Services                                $ 61,427            $62,851
            Products                                 110,230            100,406
            Corporate                                 30,809             23,450
                                             ---------------    ---------------
               Total assets                         $202,466           $186,707
                                             ===============    ===============

                  The following unaudited information with respect to sales to principal geographic areas for the six months ended June 30, 2000 and June 30, 1999 is as follows:

                                             June 30, 2000        June 30, 1999
                                             -------------        -------------
                                                      ($ in thousands)
          Sales to unaffiliated customers:
             North America                        $ 68,403             $ 34,947
             South America                           8,789                8,162
             Africa                                  9,727                8,893
             Europe/Asia                            18,414               13,749
                                             -------------        -------------
                Total revenues                    $105,333             $ 65,751
                                             =============        =============
          Income from operations:
             North America                         $12,195             $  5,350
             South America                           1,713                1,435

                                             June 30, 2000        June 30, 1999
                                             -------------        -------------

             Africa                                  2,231                1,400
             Europe/Asia                               773                1,412
                                             -------------        -------------
                Total income from operations      $ 16,912              $ 9,597
                                             =============        =============
          Total assets:
             North America                        $160,707             $145,731
             South America                           6,025                6,993
             Africa                                  3,390                2,405
             Europe/Asia                            32,344               31,578
                                             -------------        -------------
                 Total assets                     $202,466             $186,707
                                             =============        =============

        7. Supplemental Cash Flow Information

               The Company obtained property and equipment in the amount of $5.5 million and $3.1 milion and assumed $4.0 million and $7.5 million in short and long term obligations as a result of the acquisitions and asset purchases completed during the six month periods ended June 30 of 2000 and 1999, respectively.

         8. Earnings Per Share and Stockholders' Equity

                  The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income:


                                                                   Three Months Ended                Six Months Ended

                                                                   June 30,        June 30,          June 30,        June 30,
                                                                     2000           1999              2000            1999
                                                                 -----------    ------------      ------------    ------------
                                                                              (In thousands, except per share data)

  Numerator for basic and diluted earnings per share:

  Net income                                                         $5,536          $2,835           $9,616          $5,575
                                                                  ---------       ---------         --------        --------
  Denominator for basic earnings per share
    Weighted average shares:                                         22,595          20,082           22,839          18,205

  Effect of shares issuable under stock option
    and stock grant plans, based on the
    treasury stock method                                               755             757              735             882
                                                                  ---------       ---------         --------        --------
Denominator for diluted earnings per
    share-  Adjusted weighted average shares                         23,350          20,839           23,574          19,087
                                                                  ---------       ---------         --------        --------
  Basic earnings per share                                           $ 0.25          $ 0.14           $ 0.42          $ 0.31
                                                                  =========       =========         ========        ========
  Diluted earnings per share                                         $ 0.24          $ 0.14           $ 0.41          $ 0.29
                                                                  =========       =========         ========        ========


         The increase in common stock and additional paid in capital includes stock issued as partial consideration of acquisitions of $2.3 million and $17.9 million for the six months ended June 30, 2000 and 1999, respectively.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                  The following is a discussion of the Company's results of operations and analysis of financial condition for the three and six months ended June 30, 2000. The results of operations for the business combinations accounted for as purchase transactions are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the our Annual Report on Form 10-K/A for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

         Results of Operations

         Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

                  Service revenues. Service revenues increased by $8.6 million, or 66.7%, to $21.4 million in the three months ended June 30, 2000 compared to $12.8 million in the three months ended June 30, 1999. This increase was due to internal growth and the inclusion of the acquisitions of Parvus, ASH and FAS acquired in 1999 and Technisec, SCS, NTI and NAS in 2000. These acquisitions were accounted for as purchases, and the results of their operations are recorded only for the period the Company owned them. Internal growth within the Services Division was over 33% in the second quarter of 2000 compared to the second quarter of 1999.

         Products revenues. Products revenues increased by $8.0 million, or 30.7%, to $34.1 million in the three months ended June 30, 2000 compared to $26.1 million in the three months ended June 30, 1999. This increase was due to internal growth of over 27% and the inclusion of the acquisition of Break-Free in the second quarter of 2000. This acquisition was accounted for as a purchase, and the results of its operations are recorded only for the period the Company owned it.

         Cost of sales. Cost of sales increased by $11.2 million, or 48.1%, to $34.4 million in the three months ended June 30, 2000 compared to $23.2 million in the three months ended June 30, 1999. The increase was primarily due to the increased revenues for the three months ended June 30, 2000 over the three months ended June 30, 1999, relating to the internal growth and to the acquisitions completed. As a percentage of total revenues, cost of sales increased to 61.9% for the three months ended June 30, 2000 from 59.6% for the three months ended June 30, 1999, due to a change in the mix of products and services sold and the shipments of several large international and governmental orders for products at margins below our typical margins.

         Operating expenses. Operating expenses increased by $2.0 million, or 19.8%, to $12.2 million (22.0% of total revenues) in the three months ended June 30, 2000 compared to $10.2 million (26.2% of total revenues) in the three months ended June 30, 1999. This increase was primarily due to the acquisitions completed since June 30, 1999, which are included in the three months ended June 30, 2000, but not in the three months ended June 30, 1999. The decrease as a percentage of total revenues is reflective of the increasing revenue base and fixed nature of certain of these expenses.

         Amortization. Amortization expense increased $114,000, or 17.4%, to $770,000 in the three months ended June 30, 2000 compared to $656,000 in the three months ended June 30, 1999. This increase was primarily due to additional amortization of intangible assets acquired as a result of the acquisitions of Parvus, ASH and FAS during the second quarter of 1999 and the acquisitions of Break-Free, Technisec, SCS, NTI, NAS and OVG during the first and second quarters of 2000 that would not have been reflected in the quarter ended June 30,1999.

         Equity in earnings of investees. Equity in earnings of investees increased by $27,000 to $53,0000 in the three months ended June 30,

         2000, compared to $26,000 in the three months ended June 30, 1999. The equity in earnings relates to the Company's 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS").

         Integration and other non-recurring charges. Integration charges increase by $119,000 or 18.4% to $765,000 in the three months ended June 30, 2000 compared to $646,000 in the three months ended June 30, 1999. These costs relate to the integration of the Company's recent acquisitions, and the increase reflects the greater number of acquisitions compared to the year earlier period.

         Operating income. Operating income increased $3.2 million or 74.4% to $7.4 million in the three months ended June 30, 2000 compared to $4.3 million in the three months ended June 30, 1999, primarily due to the factors discussed above.

         Interest (income) expense, net. Net interest expense increased by $545,000 to $539,000 in the three months ended June 30, 2000 compared to net interest income of $6,000 in the three months ended June 30, 1999. This increase was the result of interest on and amortization of the fees associated with the Company's $100 million credit facility, and the amortization of the discount on certain liabilities acquired as part of the Safariland acquisition.

         Other income. Other income increased $1,583,000 to $1,886,000 in the three months ended June 30, 2000 compared to $303,000 in the three months ended June 30, 1999. The 2000 quarter includes the gain on the sale of the Company's equity investment in JSGS of $1.7 million and realized and unrealized gains on other investments of $116,000. The 1999 quarter includes the gain on the sale of the Company's equity investment in MACE Security International of $303,000.

         Income before provision for income taxes. Income before provision for income taxes increased by $4.2 million or 92.1% to $8.8 million in the three months ended June 30, 2000 compared to $4.6 million in the three months ended June 30, 1999, primarily due to the reasons discussed above.

         Provision for income taxes. Provision for income taxes totaled $3.2 million in the three months ended June 30, 2000, as compared to $1.7 million in the three months ended June 30, 1999. The decrease in the Company's effective tax rate to 37.0% from 38.0% last year is the result of a restructuring of the domestic tax structure of the Company and its subsidiaries. The provision was based on the Company's U.S. federal and state statutory income tax rates of approximately 38% for its U.S.-based companies and a 37% blended effective tax rate for foreign operations of the Company. The effective tax rate for the Company's foreign operations is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates.

         Net income. Net income increased $2.7 million or 95.3% to $5.5 million in the three months ended June 30, 2000 compared to $2.8 million in the three months ended June 30, 1999, primarily due to the reasons discussed above.

         Six Months Ended June 30, 2000 Compared to Six Months Ended June 30,
         1999

         Service revenues. Service revenues increased by $14.2 million, or 55.2%, to $39.8 million in the six months ended June 30, 2000 compared to $25.7 million in the six months ended June 30, 1999. This increase was due to internal growth and the inclusion of the acquisitions of

         Parvus, ASH and FAS acquired in 1999 and Technisec, SCS, NTI and NAS in 2000. These acquisitions were accounted for as purchases, and the results of their operations are recorded only for the period the Company owned them. Internal growth within the Services Division was over 25% in the first six months of 2000 compared to the first six months of 1999.

         Products revenues. Products revenues increased by $25.4 million, or 63.4%, to $65.5 million in the six months ended June 30, 2000 compared to $40.1 million in the six months ended June 30, 1999. This increase was due to internal growth of 25% and the inclusion of the acquisitions of Safariland in the second quarter of 1999 and of Break-Free in the first quarter of 2000. These acquisitions were accounted for as purchases, and the results of their operations are recorded only for the period the Company owned them.

         Cost of sales. Cost of sales increased by $26.0 million, or 65.8%, to $65.5 million in the six months ended June 30, 2000 compared to $39.5 million in the six months ended June 30, 1999. The increase was primarily due to the increased revenues for the six months ended June 30, 2000 over the six months ended June 30, 1999, relating to the internal growth and to the acquisitions completed. As a percentage of total revenues, cost of sales increased to 62.2% for the six months ended June 30, 2000 from 60.1% for the six months ended June 30, 1999, due to a change in the mix of products and services sold and the shipments of several large international and governmental orders for products at margins below our typical margins.

         Operating expenses. Operating expenses increased by $6.3 million, or 37.7%, to $23.0 million (21.8% of total revenues) in the six months ended June 30, 2000 compared to $16.7 million (25.4% of total revenues) in the six months ended June 30, 1999. This increase was primarily due to the acquisitions completed since June 30, 1999, which are included in the six months ended June 30, 2000, but not in the six months ended June 30, 1999. The decrease as a percentage of total revenues is reflective of the increasing revenue base and fixed nature of certain of these expenses.

         Amortization. Amortization expense increased $447,000, or 43.2%, to $1,482,000 in the six months ended June 30, 2000 compared to $1,035,000 in the six months ended June 30, 1999. This increase was primarily due to additional amortization of intangible assets acquired as a result of the acquisitions of Parvus, ASH and FAS during the second quarter of 1999 and the acquisitions of Break-Free, Technisec, SCS, NTI, NAS and OVG during the first and second quarters of 2000 that would not have been reflected in the quarter ended June 30,1999.

         Equity in earnings of investees. Equity in earnings of investees decreased by $79,000 to $87,000 in the six months ended June 30, 2000, compared to $166,000 in the six months ended June 30, 1999. The equity in earnings relates to the Company's 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS").

         Integration and other non-recurring charges. Integration charges increase by $810,000 or 125.4% to $1,456,000 in the six months ended June 30, 2000 compared to $646,000 in the six months ended June 30, 1999. These costs relate to the integration of the Company's recent acquisitions, and the increase reflects the greater number of acquisitions compared to the year earlier period.

         Operating income. Operating income increased $6.0 million or 74.0% to $14.1 million in the six months ended June 30, 2000 compared to $8.1 million in the six months ended June 30, 1999, primarily due to the factors discussed above.

         Interest (income) expense, net. Net interest expense increased by $636,000 to $586,000 in the six months ended June 30, 2000 compared to net interest income of $50,000 in the six months ended June 30, 1999. This increase was the result of interest on and amortization of the fees associated with the Company's $100 million credit facility, and the amortization of the discount on certain liabilities acquired as part of the Safariland acquisition.

         Other income. Other income increased $1.1 million to $1.9 million in the six months ended June 30, 2000 compared to $0.8 million in the six months ended June 30, 1999. The first six months of 2000 includes the gain on the sale of the Company's equity investment in JSGS, and realized and unrealized gains on other investments. The first six months of 1999 includes the gain on the sale of the Company's equity investment in MACE Security International of $816,000.

         Income before provision for income taxes. Income before provision for income taxes increased by $6.4 million or 71.7% to $15.4 million in the six months ended June 30, 2000 compared to $8.9 million in the six months ended June 30, 1999, primarily due to the reasons discussed above.

         Provision for income taxes. Provision for income taxes totaled $5.7 million in the six months ended June 30, 2000, as compared to $3.4 million in the six months ended June 30, 1999. The decrease in the Company's effective tax rate to 37.4% from 37.7% last year is the result of a restructuring of the domestic tax structure of the Company and its subsidiaries. The provision was based on the Company's U.S. federal and state statutory income tax rates of approximately 38% for its U.S.-based companies and a 37% blended effective tax rate for foreign operations of the Company. The effective tax rate for the Company's foreign operations is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates.

         Net income. Net income increased $4.0 million or 72.5% to $9.6 million in the six months ended June 30, 2000 compared to $5.6 million in the six months ended June 30, 1999, primarily due to the reasons discussed above.


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

                  The   Company's   spending   for  its  fiscal   2000   capital
         expenditures will be approximately $3.0 million, of which the Company has already spent approximately $2.0 million.

                  As of June 30, 2000 and December 31, 1999, the Company had working capital of $65.2 million and $54.0 million, respectively.


         Year 2000 Activities
         --------------------

                  As described in the Form 10-K/A for the year ended December 31, 1999, we had developed plans to address our potential exposures to our systems related to the Year 2000. Since entering the Year 2000, we have not experienced any significant disruptions to our business nor are we aware of any significant Year 2000 related disruptions impacting our customers and suppliers. We will continue to monitor our systems and operations until we are reasonably assured that no significant business interruptions will occur as a result of any Year 2000 issues. We spent a total of approximately $50,000 on the Year 2000 Project with no significant additional expenses expected in 2000.


         Forward Looking Statements
         --------------------------

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


         Risks Associated With International Operations
         ----------------------------------------------

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


         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company, as a result of its global operating and financial activities, is exposed to changes in raw material prices, interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in raw material prices, interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. The Company is exposed to interest rate risk primarily through its short or long-term borrowings under its credit agreement. The interest rate under the credit agreement  adjusts  periodically.  The  extent  of  this  risk  is not quantifiable  or  predictable  because  of the  variability  of future
         interest  rates  and  business  financing   requirements.   Derivative
         instruments  are not presently  used to adjust the Company's  interest
         rate  risk  profile.   The  majority  of  the  Company's  business  is
         denominated in U.S. dollars. There are costs related to the London headquarters which are denominated in the British currency. Several other currencies are used by the Company for various transactions, but their effect on the total business is minimal. By maintaining a sterling bank account, the Company is able to eliminate any foreign currency exchange gains or losses arising under cash paid out in British currency.

                                     PART II

         Item 1.    Legal Proceedings

               On January 16, 1998, our ArmorGroup Services division ceased operations in the country of Angola. The cessation of operations in Angola was dictated by that government's decision to deport all of ArmorGroup's expatriate management and supervisors. As a result of the cessation of operations in Angola, our ArmorGroup Services division is involved in various disputes with SHRM S.A. ("SHRM"), its minority joint venture partner relating to the Angolan business. On March 6, 1998, SIA (a subsidiary of SHRM) filed a complaint against Defence Systems France, S.A. ("DSF") before the Commercial Court of Nanterre (Tribunal de Commerce de Nanterre) seeking to be paid an amount of $577,286 corresponding to an alleged debt of DSIA to SIA. On March 5, 1999, DSF and Defense Systems Limited ("DSL"), a subsidiary of the Company, filed a claim seeking to obtain damages from SHRM in the amount of $16.1 million. On September 20, 1999, the Company was notified that SHRM and SIA filed a complaint before the chamber of the Commercial Court of Paris against the Company, several of its subsidiaries, several current and past member of the board of DSIA, and other parties, seeking to obtain damages in the amount of $20 million. On June 27, 2000, the judge of the Commercial Court of Paris ruled that SHRM did not provide the evidence required to establish its standing, and therefore, the proceedings relating to the action brought by it on September 23, 1999 are cancelled.

               On October 12, 1994, Second Chance Body Armor, Inc. ("Second Chance") filed a complaint against the Company alleging infringement by the Company of a certain trademark owned by Second Chance, unfair competition and certain related state law claims. Second Chance has
         claimed  damages  for,  among  other  things,  lost  profits,   unjust
         enrichment and legal fees. One of the Company's defenses to these claims was that any amounts alleged by Second Chance as damages should have been discharged in the Company's bankruptcy and reorganization. Although the court has preliminarily ruled against the Company on this issue, the Company has reserved its rights to appeal that ruling, and currently intends to do so. The Company's insurer was notified of the commencement of the action in question, and assumed the defense of the claims on behalf of the Company. In July, 2000, the Company's insurer initially advised the Company that it would deny coverage on the claims and withdraw it defense thereof. The Company intends to vigorously defend this case.

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

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its annual meeting of Stockholders on June 15, 2000. Of the 22,911,749 shares of Common Stock entitled to vote at the meeting, 14,720,027 shares of Common Stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 64.2% of the Company's outstanding shares of Common Stock.

                  At the meeting, the Company's Stockholders approved the election of Warren B. Kanders, Jonathan M. Spiller, Burtt R. Ehrlich, Nicholas Sokolow, Thomas W. Strauss, Richard C. Bartlett, Alair A. Townsend and Stephen B. Salzman to the Company's Board of Directors. The Company's Stockholders voted as follows in connection with such election:

                                                  FOR          AGAINST

                        Warren B. Kanders       14,666,134      12,465
                        Jonathan M. Spiller     14,666,134      12,465
                        Burtt R. Ehrlich        14,666,134      12,465
                        Nicholas Sokolow        14,666,134      12,465
                        Thomas W. Strauss       14,666,134      12,465
                        Richard C. Bartlett     14,666,134      12,465
                        Alair A. Townsend       14,666,134      12,465
                        Stephen B. Salzman      14,666,134      12,465

                  At the meeting, the Company's Stockholders approved the appointment of PricewaterhouseCoopers LLP as the company's independent auditor for the Company's fiscal year ending December 31, 2000. There were 14,247,543 votes in favor, 41,428 votes against and 431,059 absentions in connection with such proposal.



         Item 6.    Exhibits and Reports on Form 8-K

         (a)  Exhibits

         The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

                  EXHIBIT NO.       DESCRIPTION
                  ----------        -----------

                  27.1              Financial Data Schedule

         (b)  Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the  requirements  of the Securities
         Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ARMOR HOLDINGS, INC.

                         /s/ Jonathan M. Spiller
                         ----------------------------------
                         Jonathan M. Spiller
                         President, Chief Executive Officer
                         and Director
                         Dated:  August 14, 2000


                        /s/ Nicholas Winiewicz
                        -----------------------------------
                        Nicholas Winiewicz
                        Chief Financial Officer
                        Dated:  August 14, 2000

EXHIBIT INDEX

The following Exhibits are filed herewith:

EXHIBIT NO.       DESCRIPTION
----------        -----------

27.1              Financial Data Schedule