Form 10-Q
period 2000-09-30
ARMOR HOLDINGS INC
filed 2000-11-17
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                ----------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000, or

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
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No
                         ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock as of November 3, 2000 is 22,496,828.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. (the "Company") and its direct and indirect wholly owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all intercompany items and transactions) which management considers necessary for a fair presentation of operating results as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and September 30, 1999.

         These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                     2000              1999
                                                 ---------------  --------------
                                                  (UNAUDITED)            *
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                     $  6,537          $ 13,246
    Accounts receivable (net of allowance for
      doubtful accounts of $1,597 and $1,691)       43,696            35,528
    Inventories                                     19,839            16,452
    Prepaid expenses and other current assets       15,340             7,215
                                                  --------          --------
        Total current assets                        85,412            72,441

PROPERTY, PLANT AND EQUIPMENT (net
  of accumulated depreciation of $8,982 and
  $6,279)                                           23,170            16,367

GOODWILL (net of accumulated amortization
  of $5,465 and $3,593)                             81,742            74,586

REORGANIZATION VALUE IN EXCESS
  OF AMOUNTS ALLOCABLE TO
  IDENTIFIABLE ASSETS (net of accumulated
  Amortization of $2,602 and $2,564)                 1,473             1,511

PATENTS AND TRADEMARKS (net of
  Accumulated amortization of $1,420 and             6,775             7,008
  $1,124)

OTHER ASSETS                                         7,760             7,009
                                                  --------          --------
TOTAL ASSETS                                      $206,332          $178,922
                                                  ========          ========


                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                          SEPTEMBER 30,     DECEMBER 31,
                                                               2000             1999
                                                         ---------------   --------------
                                                           (UNAUDITED)           *
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Short-term debt                                        $   1,969        $   1,924
    Current portion of long-term debt and capitalized
      lease obligations                                        1,067              509
    Accounts payable, accrued expenses and other
      current liabilities                                     17,295           15,974
                                                           ---------        ---------
        Total current liabilities                             20,331           18,407

LONG-TERM DEBT AND CAPITALIZED LEASE
  OBLIGATIONS, less current portion                           25,647            2,453
                                                           ---------        ---------
   Total liabilities                                          45,978           20,860

MINORITY INTEREST                                                188              179

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
    authorized; 0 shares issued and outstanding                 -                 -
   Common stock, $.01 par value; 50,000,000 shares
     authorized; 24,805,062 and 24,513,830 issued and
     22,467,867 and 23,302,958 outstanding                       248              245
    Additional paid-in capital                               148,481          145,480
    Retained earnings                                         38,691           26,615

    Accumulated other comprehensive income:
       Cumulative translation adjustments                     (1,574)          (1,351)
    Treasury stock                                           (25,680)         (13,106)
                                                           ---------        ---------
       Total stockholders' equity                            160,166          157,883
                                                           ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                  $ 206,332        $ 178,922
                                                           =========        =========


                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED

                                                    SEPTEMBER       SEPTEMBER      SEPTEMBER       SEPTEMBER
                                                    30, 2000        30, 1999       30, 2000        30, 1999
                                                    ---------       ---------      ---------       ---------
REVENUES:
  Products                                           $34,548         $28,398        $100,049        $ 68,487
  Services                                            22,570          16,693          62,402          42,355
                                                     -------         -------        --------        --------
Total Revenues                                       $57,118         $45,091        $162,451        $110,842

COSTS AND EXPENSES:
  Cost of sales                                       35,345          27,241         100,810          66,726
  Operating expenses:
     Litigation settlements                            1,918            -              1,950            -
     Other operating expenses                         13,414          10,121          36,338          26,790
  Amortization                                           790             741           2,272           1,776
  Equity in earnings of investees                       --              -                (87)           (166)
  Integration and other non-recurring charges          1,081             643           2,537           1,289
                                                     -------         -------        --------        --------

OPERATING INCOME                                       4,570           6,345          18,631          14,427

Interest (income) expense, net                           600             (41)          1,186             (91)
Other expense (income), net                               51            -             (1,837)           (816)
                                                     -------         -------        --------        --------
INCOME BEFORE PROVISION
FOR INCOME TAXES                                       3,919           6,386          19,282          15,334

PROVISION FOR INCOME TAXES                             1,459           2,484           7,206           5,857
                                                     -------         -------        --------        --------

NET INCOME                                           $ 2,460         $ 3,902        $ 12,076        $  9,477
                                                     =======         =======        ========        ========

BASIC EARNINGS PER SHARE                             $  0.11         $  0.16        $   0.53        $   0.47
                                                     =======         =======        ========        ========


DILUTED EARNINGS PER SHARE                           $  0.11         $  0.16        $   0.51        $   0.45
                                                     =======         =======        ========        ========


WEIGHTED AVERAGE SHARES - BASIC                       22,442          23,885          22,706          20,119
                                                     =======         =======        ========        ========
WEIGHTED AVERAGE SHARES - DILUTED                     23,351          24,473          23,613          20,855
                                                     =======         =======        ========        ========

            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                -------------------------------
                                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                                    2000               1999
                                                                -------------     -------------
OPERATING ACTIVITIES:

  Net income                                                       $ 12,076          $  9,477
  Adjustments to reconcile net income to cash (used in)
     provided by operating activities, net of effects of
     acquisitions:
  Depreciation and amortization                                       4,335             3,636
  Gain on sales of investments                                       (1,719)              -
  Earnings from investees                                               (87)             (166)
  Increase in accounts  receivable                                   (7,096)           (2,651)
  Increase in inventories                                            (2,759)           (1,841)
  Increase in prepaid expenses and other assets                      (8,207)           (4,230)
  Net change in accounts payable, accrued expenses
    and other current liabilities                                        50            (4,095)
  Change in minority interest                                             9                (8)
                                                                   --------          --------
  Net cash (used in) provided by operating activities                (3,398)              122
                                                                   --------          --------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                         (3,399)           (2,944)
  Purchases of businesses, net of cash acquired                      (8,889)          (31,171)
  Purchases of investments                                           (1,682)              -
  Proceeds from sale of investment                                    3,598               -
  Dividends received from associated companies                           87               145
                                                                   --------          --------
  Net cash used in investing activities                             (10,285)          (33,970)
                                                                   --------          --------

FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options                           709               842
  Proceeds from the issuance of common stock                             -             61,082
  Net borrowings under short-term debt                                 (420)              -
  Borrowings under long-term debt                                    46,072            (5,332)
  Repayments under long-term debt                                   (26,590)           (4,889)
  Repurchase of common stock                                        (12,574)              -
                                                                   --------          --------
  Net cash provided by financing activities                           7,197            51,703
                                                                   --------          --------
  Net effect of translation of foreign currencies                      (223)             (590)
                                                                   --------          --------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (6,709)           17,265
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     13,246             6,789
                                                                   --------          --------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  6,537          $ 24,054
                                                                   ========          ========



            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Armor Holdings, Inc. (the "Company") and its direct and indirect wholly owned subsidiaries. The financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of normal recurring accruals and the elimination of all significant intercompany items and transactions) which management considers necessary for a fair representation of operating results, have been included in the statements. Reclassifications of the prior year's results have been made to conform to the current year's presentation. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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


3. COMPREHENSIVE INCOME

         Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. During the three months ended September 30, 2000 and September 30, 1999, comprehensive income was approximately $2.3 million and $4.1 million respectively, consisting of net income and the change in unrealized gains or losses on the Company's foreign currency translation adjustments net of tax. During the nine months ended September 30, 2000 and September 30, 1999, comprehensive income was approximately $11.9 million and $8.9 million respectively consisting of net income and the change in unrealized gains or losses on the Company's foreign currency translation adjustments net of tax.

4. INVENTORIES

         The inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as followings (dollars in thousands):

($ IN THOUSANDS)               SEPTEMBER 30, 2000           DECEMBER 31, 1999
                               ------------------           -----------------

Raw material                         $12,629                     $ 8,812
Work-in-process                        1,168                       1,243
Finished goods                         6,042                       6,397
                                     -------                     -------
  Total inventories                  $19,839                     $16,452
                                     =======                     =======

5. ACQUISITIONS

         During the first and second quarter of 2000, the Company completed several acquisitions including New Technologies Inc. ("NTI"), Network Audit Systems ("NAS"), Special Clearance Services ("SCS"), OVG International Ltd. ("OVG"), Technisec, and Break-Free Inc. Proforma results of the acquisitions assuming the transactions were consummated the beginning of 1999 and 2000 would not be materially different from the results reported.

         The Company completed the acquisitions of Safariland Ltd., Inc. ("Safariland"), The Parvus Company ("Parvus"), Alarm Systems Holding Company ("ASH") and Fire Alarm Service Corporation ("FAS") during the second quarter of 1999. The unaudited consolidated results of operations of the Company on a pro forma basis as if the Company had consummated the acquisitions of Safariland, Parvus, ASH and FAS, on Junuary 1, 1999 are as follows:


                                                           9 MONTHS
                                                         SEPTEMBER 30,
                                                             1999
                                                         -------------
Revenues                                                   $128,346
Net income                                                 $ 11,868
Diluted earnings per share                                    $0.55
Weighted average shares - diluted                            21,386


6. INFORMATION CONCERNING BUSINESS SEGMENTS

         The Company is a leading global provider of security products and security risk management services. leading manufacturer of security products for law enforcement personnel around the world through its Armor Holdings Products division. Armor Holdings is also a leading global provider of security risk management services to multi-national corporations and government agencies through its ArmorGroup Services division. Armor Holdings Products manufactures and sells a broad range of high quality branded law enforcement equipment. Such products include ballistic resistant vests and tactical armor, less-than-lethal munitions, safety holsters, batons, anti-riot products and a variety of crime scene related equipment, including narcotic identification kits. ArmorGroup Services provides sophisticated security planning and risk management, data and network security, electronic security systems integration, consulting and training services, as well as intellectual property asset protection, business intelligence and investigative services.

         The Company has invested substantial resources outside of the United States and plans to continue to do so in the future. A substantial portion of the operations of the Company's services segment are conducted in emerging markets in Africa, Asia, CIS and South America. These operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions.

         Revenues, income from operations (operating income before amortization expense, equity in earnings of investee, merger and integration expenses), and total assets for each of the Company's segments for the nine months ended September 30, 2000 and September 30, 1999 were as follows:

                                        SEPTEMBER 30,     SEPTEMBER 30,
                                            2000              1999
Revenues:
  Products                                $100,049          $ 68,487
  Services                                  62,402            42,355
                                          --------          --------
    Total revenues                        $162,451          $110,842

Income from operations:
  Products                                  21,669            14,339
  Services                                  $7,021          $  4,903
  Corporate                                 (5,337)           (1,916)
                                          --------          --------
    Total income from operations          $ 23,353          $ 17,326

Total assets:
  Products                                $112,815          $101,598
  Services                                  62,705            63,772
  Corporate                                 30,812            24,036
                                          --------          --------
     Total assets                         $206,332          $189,406
                                          ========          ========

7. EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income:

                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED

                                                                SEPTEMBER       SEPTEMBER        SEPTEMBER       SEPTEMBER
                                                                30, 2000        30, 1999         30, 2000        30, 1999
                                                                ---------       ---------        ---------       ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per share:

Net income                                                       $ 2,460         $ 3,902          $12,076        $ 9,477
                                                                 -------         -------          -------        -------
Denominator for basic earnings per share
  Weighted average shares:                                        22,442          23,885           22,706         20,119

Effect of shares issuable under stock option
  and stock grant plans, based on the
  treasury stock method                                              909             588              907            736
                                                                 -------         -------          -------        -------
Denominator for diluted earnings per
  Share- Adjusted weighted average shares                         23,351          24,473           23,613         20,855
                                                                 -------         -------          -------        -------

Basic earnings per share                                         $  0.11         $  0.16          $  0.53        $  0.47
                                                                 =======         =======          =======        =======

Diluted earnings per share                                       $  0.11         $  0.16          $  0.51        $  0.45
                                                                 =======         =======          =======        =======



8. SUBSEQUENT EVENTS

         On November 13, 2000, the Company announced that it completed two strategic acquisitions for its law enforcement equipment division, Armor Holdings Products. Armor acquired all of the outstanding stock of Monadnock Lifetime Products, Inc. ("Monadnock") and its affiliates, a leading manufacturer and distributor of police batons. In a separate and unrelated transaction, the Company also acquired substantially all of the assets of Lightning Powder Company, Inc. ("Lightning Powder"), a leading manufacturer and distributor of crime scene investigation equipment. The specific terms of these transactions were not disclosed; however, the combined businesses had FY 1999 revenues of $9.0 million. In the aggregate, the Company used approximately $11.0 million in cash from its $100 million revolving line of credit to finance the combined purchases.

9. INCOME STATEMENT

         During the quarter ended September 30, 2000, the Company incurred a total of $4.1 million in expenses related to the Company's ongoing merger and integration program, as well as, additional expenses for litigation settlements, the retention of Bear, Stearns & Co. Inc. to assist the Company with a review of its strategic alternatives, and other unusual expenses, relating to the move of the ArmorGroup accounting function to London, and to a $350,000 reduction in the carrying value of Safariland inventory which is included in the cost of sales for three and nine months ended September 30, 2000, See Item 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company's results of operations and analysis of financial condition for the three and nine months ended September 30, 2000. The results of operations for the business combinations accounted for as purchase transactions are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the our Annual Report on Form 10-K/A for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

         Revenue Recognition. The Company records product revenues at gross amounts to be received, including amounts to be paid to international agents as commissions, at the time the product is shipped to the customer. Although product returns are permitted in certain circumstances within 30 days from the date of purchase, these returns are minimal and usually consist of minor modifications to the ordered product. The Company records service revenue as the service is provided on a contract by contract basis.


         Foreign Currency Translation. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange as of the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The cumulative change in the translation adjustment, which represents the effect of translating assets and liabilities of the Company's foreign operations, was a loss of approximately $1.6 million as of September 30, 2000 and $1.4 million as of December 31, 1999 and results primarily from the devaluation of the British Pound.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Products revenues. Product revenues increased $6.1 million, or 21.7%, to $34.5 million in the three months ended September 30, 2000 compared to $28.4 million in the three months ended September 30, 1999. This increase was due to internal growth of over 19% and the inclusion of the acquisitions of Break-Free in the first quarter of 2000. This acquisition was accounted for as a purchase, and the results of its operations are recorded only from the date of acquisition.

         Service revenues. Service revenues increased $5.9 million, or 35.2%, to $22.6 million in the three months ended September 30, 2000 compared to $16.7 million in the three months ended September 30, 1999. This increase was due to internal growth of over 27% and the inclusion of the acquisitions of Parvus, ASH and FAS acquired in 1999 and Technisec, SCS, NTI, NAS and OVG, each of which were acquired in 2000. These acquisitions were accounted for as purchases, and the results of their operations are recorded only from the date of acquisition.

         Cost of sales. Cost of sales increased $8.1 million, or 29.7%, to $35.3 million in the three months ended September 30, 2000 compared to $27.2 million in the three months ended September 30, 1999. The increase was primarily due to the increased revenues for the three months ended September 30, 2000 over the three months ended September 30, 1999. As a percentage of total revenues, cost of sales increased to 61.9% for the three months ended September 30, 2000 from 60.4% for the three months ended September 30, 1999, due to a change in the mix of products and services sold and the shipments of several large international and governmental orders for products at margins somewhat below our typical margins.

         Operating expenses - litigation settlements. The Company settled its long standing lawsuit with Second Chance Body Armor, Inc., which claimed trademark infringement and unfair competition. This settlement, in addition to several smaller lawsuits also settled during the three months ended September 30, 2000, brings the total of all settlements and associated legal fees to

$2.0 million for the period then ended. There were no such settlements in the three months ended September 30, 1999.

         Operating expenses - Other operating expenses. Other operating expenses increased $3.3 million, or 32.5%, to $13.4 million (23.5% of total revenues) in the three months ended September 30, 2000 compared to $10.1 million (22.4% of total revenues) in the three months ended September 30, 1999. This increase was primarily due to increases in revenue, but also included $1.0 million of unusual charges, including the retention of an investment banker to review the Company's strategic alternatives. In addition, operating expenses increased due to the acquisitions completed since September 30, 1999, which are included in the three months ended September 30, 2000, but not in the three months ended September 30, 1999.

         Amortization. Amortization expense increased $49,000 or 6.6%, to $790,000 in the three months ended September 30, 2000 compared to $741,000 in the three months ended September 30, 1999. This increase was primarily due to additional amortization of intangible assets acquired as a result of the acquisitions of Break-Free, Technisec, SCS, NTI, NAS and OVG during the first and second quarters of 2000 that would not have been reflected in the quarter ended September 30,1999.

         Integration and other non-recurring charges. Integration charges increased $438,000 or 68.1% to $1.1 million in the three months ended September 30, 2000 compared to $643,000 in the three months ended September 30, 1999. This increase was primarily due to the engagement of outside consultants to review the Company's domestic and international tax structures with the objective of significantly reducing its overall effective tax rate. As a result of the Company's acquisition program and the geographic diversity of its operations, the Company determined that it would be beneficial to simplify its legal structure with an aim toward reducing overall tax expense.

         Operating income. Operating income decreased $1.8 million or 28.0% to $4.6 million in the three months ended September 30, 2000 compared to $6.3 million in the three months ended September 30, 1999, primarily due to the factors discussed above.

         Interest (income) expense, net. Net interest expense increased $641,000 to $600,000 in the three months ended September 30, 2000 compared to net interest income of $41,000 in the three months ended September 30, 1999. This increase was the result of interest on and amortization of the fees associated with the Company's $100 million credit facility, and the amortization of the discount on certain liabilities acquired as part of the Safariland acquisition.

         Other expense (income). Other expense was $51,000 in the three months ended September 30, 2000. This expense relates to the unrealized loss on the Company's investment in certain marketable equity securities. The Company had no such other expense or income in the quarter ended September 30, 1999.

         Income before provision for income taxes. Income before provision for income taxes decreased $2.5 million or 38.6% to $3.9 million in the three months ended September 30, 2000 compared to $6.4 million in the three months ended September 30, 1999, primarily due to the reasons discussed above.

     Provision for income taxes. Provision for income taxes totaled $1.5 million in the three months ended September 30, 2000, as compared to $2.5 million in the three months ended September 30, 1999. The decrease in the Company's effective tax rate to 37.2% from 38.9% last year is a result of the implementation of recommendations from the Company's outside consultants hired to review the domestic and international tax structures of the Company and its subsidiaries. The provision was based on the Company's U.S. federal and state statutory income tax rates of approximately 37% for its U.S.-based companies and a 35% blended effective tax rate for foreign operations of the Company. The effective tax rate for the Company's foreign operations is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates. The Company anticipates additional tax savings and reduced effective tax rates in the future.

         Net income. Net income decreased $1.4 million or 37.0% to $2.5 million in the three months ended September 30, 2000 compared to $3.9 million in the three months ended September 30, 1999, primarily due to the reasons discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Products revenues. Product revenues increased $31.6 million, or 46.1%, to $100.0 million in the nine months ended September 30, 2000 compared to $68.5 million in the nine months ended September 30, 1999. This increase was due to internal growth of 17% and the inclusion of the acquisitions of Safariland in the second quarter of 1999 and of Break-Free in the first quarter of 2000. These acquisitions were accounted for as purchases, and the results of their operations are recorded only from the date of acquisition.

         Service revenues. Service revenues increased $20 million, or 47.3%, to $62.4 million in the nine months ended September 30, 2000 compared to $42.4 million in the nine months ended September 30, 1999. This increase was due to internal growth and the inclusion of the acquisitions of Parvus, ASH and FAS acquired in 1999 and Technisec, SCS, NTI, NAS and OVG, each of which were acquired in 2000. These acquisitions were accounted for as purchases, and the results of their operations are recorded only from the date of acquisition. Internal growth within the Services Division was over 17% in the first nine months of 2000 compared to the first nine months of 1999.

         Cost of sales. Cost of sales increased $34.1 million, or 51.1%, to $100.8 million in the nine months ended September 30, 2000 compared to $66.7 million in the nine months ended September 30, 1999. The increase was primarily due to the increased revenues for the nine months ended September 30, 2000 over the nine months ended September 30, 1999. As a percentage of total revenues, cost of sales increased to 62.1% for the nine months ended September 30, 2000 from 60.2% for the nine months ended September 30, 1999, due to a change in the mix of products and services sold and the shipments of several large international and governmental orders for products at margins somewhat below our typical margins.

         Operating expenses - Litigation settlements. Litigation settlements increased to $2.0 million for the nine months ended September 30, 2000. This increase was primarily due to the settlement of the Company's long standing lawsuit with Second Chance Body Armor, Inc., which claimed trademark infringement and unfair competition. This settlement, in addition to several smaller lawsuits settled during the nine months ended September 30, 2000, brought the total of all settlements and associated legal fees to $2.0 million for the period then ended. There were no such settlements in the nine months ended September 30, 1999.

         Operating expenses - Other operating expenses. Operating expenses increased $9.5 million, or 35.6%, to $36.3 million (22.4% of total revenues) in the nine months ended September 30, 2000 compared to $26.8 million (24.2% of total revenues) in the nine months ended September 30, 1999. This increase was primarily due the acquisition of Safariland, completed in the second quarter of 1999, as well as the acquisitions completed since September 30, 1999, which are included in the nine months ended September 30, 2000, but not in the nine months ended September 30, 1999. In addition to the acquisition related increase, operating expenses increased as a result of certain non-recurring charges, including the retention of an investment banker to review the Company's strategic alternatives and costs associated with the implementation of specific domestic and international tax savings programs which are included in the nine months ended September 30, 2000.

         Amortization. Amortization expense increased $476,000 or 26.8%, to $2.3 million in the nine months ended September 30, 2000 compared to $1.8 million in the nine months ended September 30, 1999. This increase was primarily due to additional amortization of intangible assets acquired as a result of the acquisitions of Safariland, Break-Free, Technisec, SCS, NTI, NAS and OVG during the first and second quarters of 2000 that would not have been reflected in the nine months ended September 30,1999.

         Equity in earnings of investees. Equity in earnings of investees decreased $79,000 to $87,000 in the nine months ended September 30, 2000, compared to $166,000 in the nine months ended September 30, 1999. The equity in earnings relates to the Company's 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS"). This investment was sold during the quarter ended June 30, 2000.

         Integration and other non-recurring charges. Integration charges increased $1.2 million or 96.8% to $2.5 million in the nine months ended September 30, 2000 compared to $1.3 million in the nine months ended September 30, 1999. This increase was primarily due to the engagement of outside consultants to review the Company's domestic and international tax structures with the objective of significantly reducing its overall effective tax rate. As a result of the Company's acquisition program and the geographic diversity of its operations, the Company determined that it would be beneficial to simplify its legal structure with an aim toward reducing overall tax expense.

         Operating income. Operating income increased $4.2 million or 29.1% to $18.6 million in the nine months ended September 30, 2000 compared to $14.4 million in the nine months ended September 30, 1999, primarily due to the factors discussed above.

         Interest (income) expense, net. Net interest expense increased $1.3 million to $1.2 million in the nine months ended September 30, 2000 compared to net interest income of $91,000 in the nine months ended September 30, 1999. This increase was the result of interest on borrowings under and amortization of the fees associated with the Company's $100 million credit facility, and the amortization of the discount on certain liabilities acquired as part of the Safariland acquisition.

         Other income. Other income increased $1.0 million to $1.8 million in the nine months ended September 30, 2000 compared to $800,000 in the nine months ended September 30, 1999. This other income relates to the gain on the sale of the Company's equity investment in JSGS completed during the period ending June 30, 2000 as well as realized and unrealized gains on other investments. The first nine months of 1999 includes the gain on the sale of the Company's equity investment in MACE Security International.

         Income before provision for income taxes. Income before provision for income taxes increased $3.9 million or 25.7% to $19.3 million in the nine months ended September 30, 2000 compared to $15.3 million in the nine months ended September 30, 1999, primarily due to the reasons discussed above.

         Provision for income taxes. Provision for income taxes totaled $7.2 million in the nine months ended September 30, 2000, as compared to $5.9 million in the nine months ended September 30, 1999. The decrease in the Company's effective tax rate to 37.4% from 38.2% last year is a result of the implementation of recommendations from the Company's outside consultants hired to review the domestic and international tax structures of the Company and its subsidiaries. The provision was based on the Company's U.S. federal and state statutory income tax rates of approximately 38% for its U.S.-based companies and a 37% blended effective tax rate for foreign operations of the Company. The effective tax rate for the Company's foreign operations is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates. The Company anticipates additional tax savings and reduced effective tax rates in the future.

         Net income. Net income increased $2.6 million or 27.4% to $12.1 million in the nine months ended September 30, 2000 compared to $9.5 million in the nine months ended September 30, 1999, primarily due to the reasons discussed above.


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

         The Company's spending for its fiscal 2000 capital expenditures will be approximately $4.0 million, of which the Company has already spent approximately $3.4 million.

         As of September 30, 2000 and December 31, 1999, the Company had working capital of $65.1 million and $54.0 million, respectively.


YEAR 2000 ACTIVITIES

         Year 2000 Activities As described in the Form 10-K/A for the year ended December 31, 1999, we had developed plans to address our potential exposures to our systems related to the Year 2000. Since entering the Year 2000, we have not experienced any significant disruptions to our business nor are we aware of any significant Year 2000 related disruptions impacting our customers and suppliers. We will continue to monitor our systems and operations until we are reasonably assured that no significant business interruptions will occur as a result of any Year 2000 issues. We spent a total of approximately $50,000 on the Year 2000 Project with no significant additional expenses expected in 2000.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company, as a result of its global operating and financial activities, is exposed to changes in raw material prices, interest rates and foreign currency exchange rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in raw material prices, interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. The Company is exposed to interest rate risk primarily through its short-term investments and short or long-term borrowings under its credit agreement. There is inherent roll-over risk for marketable securities as they mature and are renewed at current market rates, and the interest rate under the credit agreement adjusts periodically. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. However, there is no risk of loss of principal on its short-term investments, only a risk related to potential reduction in future interest income. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. The majority of the Company's business is denominated in U.S. dollars. There are costs related to the London headquarters, which are denominated in the British currency. Several other currencies are used by the Company for various transactions, but their effect on the total business is minimal. By maintaining a sterling bank account, the Company is able to eliminate any foreign currency exchange gains or losses arising under cash paid out in British currency.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

         Without admitting liability, the Company settled its longstanding lawsuit with Second Chance Body Armor, Inc., which claimed trademark infringement and unfair competition. The dispute that led to this lawsuit was filed in 1994 and related to infringements that were purported to have occurred during the period from 1984 to 1994, prior to the Company's 1993 bankruptcy and reorganization.

         Separately, the Company has commenced litigation seeking to recover its damages, including the settlement amount and legal expenses, from its insurer who recently denied coverage. In addition, several smaller lawsuits were also settled this quarter bringing the total of all settlements and associated legal fees to $2.0 million.

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

                                    ARMOR HOLDINGS, INC.

                                    /s/ Jonathan M. Spiller
                                    ----------------------------------
                                    Jonathan M. Spiller
                                    President, Chief Executive Officer
                                    and Director
                                    Dated:  November 17, 2000


                                    /s/ Robert R. Schiller
                                    ----------------------------------
                                    Executive Vice President,
                                    Chief Financial Officer
                                    Dated:  November 17, 2000

EXHIBIT INDEX

The following Exhibits are filed herewith:


EXHIBIT NO.       DESCRIPTION
-----------       -----------

27.1              Financial Data Schedule