Form 10-K
period 2000-12-31
ARMOR HOLDINGS INC
filed 2001-04-02
CIK 845752

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ________

                         COMMISSION FILE NUMBER 0-18863

                               ------------------

                              ARMOR HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            DELAWARE                                           59-3392443
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)      (IRS EMPLOYER IDENTIFICATION NO.)

 1400 MARSH LANDING PARKWAY, SUITE 112
          JACKSONVILLE, FLORIDA                                32250
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (904) 741-5400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
               Title of each class: Common Stock, $0.01 par value
       Name of each exchange on which registered: New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ x ]

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 9, 2001 (based on the closing sale price of the Common Stock on the New York Stock Exchange on such date) was $387,443,712.

         The number of shares of the Registrant's Common Stock outstanding as of March 9, 2001 was 22,916,106.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 19, 2001, are incorporated by reference into Part III hereof.

================================================================================

                              TABLE OF CONTENTS AND
                              CROSS REFERENCE SHEET




                                                                               Page Number
                                                                               -----------

PART I     Item 1.      Description of Business
                        Company Overview                                           1
                        Industry Overview                                          2
                        Information concerning Business Segments and
                          Geographical Sales                                       3
                        Key Strengths                                              3
                        Growth Strategy                                            5
                        Acquisitions                                               6
                        Products and Services                                      8
                        Customers                                                 12
                        Marketing and Distribution                                12
                        Product Manufacturing and Raw Materials                   14
                        Backlog                                                   15
                        Competition                                               15
                        Employees                                                 16
                        Patents and Trademarks                                    16
                        Government Regulations                                    16
                        Environmental Matters                                     16

           Item 2.   Properties                                                   17

           Item 3.   Legal Proceedings                                            18

           Item 4.   Submission of Matters to a Vote of Security Holders          14


PART II    Item 5.   Market for Registrant's Common Equity and Related
                           Stockholder Matters                                    19

           Item 6.   Selected Financial Data                                      21

           Item 7.   Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations              21

           Item 7.A  Quantitative and Qualitative Disclosures About
                                 Market Risk                                      28

           Item 8.   Financial Statements and Supplementary Data                  29

           Item 9.   Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                    30


PART III   Item 10.  Directors and Executive Officers of the Registrant           30

           Item 11.  Executive Compensation                                       30

           Item 12.  Security Ownership of Certain Beneficial Owners
                           and Management                                         30

           Item 13.  Certain Relationships and Related Transactions               30


PART IV    Item 14.  Exhibits, Financial Statements and Schedules,
                            and Reports on Form 8-K                               30

                                      PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

    We are a leading manufacturer of security products for law enforcement personnel around the world through our Armor Holdings Products division. We are also a leading global provider of security risk management service to multi-national corporations and governmental agencies through our ArmorGroup Services division. Armor Holdings Products manufactures and sells a broad range of high quality branded law enforcement equipment and has leading market positions in several of the product categories in which we compete. Such products include: ballistic resistant vests and tactical armor, hard armor, police batons, forensic, fingerprint and evidence collection equipment, less-lethal munitions, holsters and duty gear, anti-riot products, narcotics identification kits and specialty lubricants, cleaners and preservatives and military weapon maintenance systems. These products are sold primarily to law enforcement agencies through a worldwide network of over 500 distributors and sales agents, including approximately 350 in the United States. ArmorGroup Services division provides sophisticated security planning and risk management, humanitarian support, demining, and mine awareness training, electronic security systems integration, computer forensic, consulting and training services, as well as intellectual property asset protection, business intelligence and investigative services. We provide these services to multi-national corporations and governmental and non-governmental agencies across 38 countries. We believe significant opportunities exist to grow our company and extend our global infrastructure through geographic expansion and strategic acquisitions of related businesses in the fragmented security risk management services and products industry.

Armor Holdings Products Division. Our Armor Holdings Products division manufactures and sells a broad range of high quality branded law enforcement equipment, such as ballistic resistant vests and tactical armor, hard armor, less lethal munitions, police batons, forensic, fingerprint and evidence collection equipment, anti-riot products including tear gas and distraction grenades, narcotics identification kits, custom-built armored vehicles, specialty lubricants, cleaners and preservatives and military weapon maintenance systems and holsters and duty gear. Our products are marketed under brand names that are well-known and respected in the law enforcement community such as American Body Armor, Safariland, Defense Technology, Federal Laboratories, MACE(R), PROTECH, NIK(R) Public Safety, Break-Free, Monadnock Lifetime Products and Lightning Powder. We sell our manufactured products primarily to law enforcement agencies through a worldwide network of over 500 distributors and sales agents including approximately 350 in the United States. Our extensive distribution capabilities and commitment to customer service and training have enabled us to become a leading provider of security equipment to law enforcement agencies. We believe there are significant opportunities to grow our manufacturing business through the acquisition and development of new product lines, expansion into new territories and further development of sales to specialized government and military agencies. In addition, management believes that consistent demand for our premium products at attractive margins will continue because our products are critical to the safety and effectiveness of our customers.

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


INDUSTRY OVERVIEW

     We participate in the global security risk management industry through the manufacture of security products marketed to law enforcement and correctional personnel and by providing specialized security services to multi-national corporations and governmental agencies. Increasingly, governments, businesses, and individuals have recognized the need for our products and services to protect them from the risks associated with white-collar crime, fraud, physical attacks and threats of violence. In general, the need for protection against these risks is confirmed by a variety of statistics. For example, according to the American Society for Industrial Security, damages from intellectual property thefts result in estimated losses of $250 billion annually for U.S.-based companies. In addition, fraud costs U.S. organizations over $400 billion annually according to a recent estimate by the Association of Certified Fraud Examiners. The number of casualties resulting from terrorist incidents increased from 317 in 1991 to 2,963 in 1996, and in 1997, 73% of all international terrorist incidents targeted businesses compared to 53% in 1992. Corporate governance and legal imperatives are driving corporations to seek enhanced standards of risk management.

Manufactured Security Products Market. Certain industry studies estimate that worldwide expenditures for private sector security products will grow at a compounded annual rate of 7.9% from approximately $14 billion in 1990 to approximately $60 billion in 2010. Although these statistics do not correlate directly to our product lines, we believe that the increased spending in the private security sector is indicative of a greater demand for our products in the law enforcement, correctional, and governmental sectors.

     In response to an increased emphasis on safety and protection, the number of active police officers has increased significantly over the past several years. By 1996 there were approximately 738,000 full-time sworn law enforcement officers in the U.S. In 1993, a U.S. Department of Justice survey of local police departments indicated that 65% of such organizations have purchased body armor for all of their officers, 60% supply their officers with pepper spray, 35% supply their officers with tear gas and 10% maintain inventories of stun grenades and less-lethal projectiles. In addition, the U.S. prison population has doubled since 1985 to approximately 1.8 million inmates in 1998. We believe this rise in the prison population has spurred demand from institutional correctional facilities for manufactured security products.

     Specialized Security Services Market. In response to these security problems, corporations are increasingly contracting experienced private companies to handle their security services. Industry studies demonstrate that the worldwide security services market has been growing at a rate of 8.0% annually from 1995 to 2000. Total revenues for the worldwide market have reached $61.8 billion and is expected to continue to grow to $87.9 billion by 2005. Management believes that demand by multi-national corporations and governmental agencies operating in developing nations for security services such as risk assessment, crisis management, guard force management, security force organization and executive protection is likely to increase as these entities continue to establish operations and manufacturing facilities in foreign and developing countries. These services are mission-critical to our client's businesses and ArmorGroup enjoys premium positioning offering the potential for sustained high margins.

     The U.S. has been the target of several deadly terrorists attacks directed toward U.S. Department of State personnel and facilities around the world. In 1998, U.S. embassies in Nairobi, Kenya and Dar Es Salaam, Tanzania were bombed, resulting in over 235 deaths and over 5,000 injuries. The U.S. government's response to these threats also supports the increased emphasis on protection against security risks. With our global network of overseas offices and our broad portfolio of security services and products, we believe that we are well positioned to participate in expected increases in security-related spending at U.S. diplomatic facilities around the world. Demand for corporate investigative services continues to grow as corporations react to the need to protect their assets against the growing threats of international fraud, counterfeiting and piracy of intellectual property. Client companies require sophisticated investigative solutions including computer-based techniques and strong cross-border capabilities. ArmorGroup is able to deliver these key requirements.


INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

     For information concerning our business segments, please refer to Note 7 to our Consolidated Financial Statements included elsewhere in this report.


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

     Strong Client Base and Extensive Distribution Network. ArmorGroup Services has a global footprint, and currently operates in 38 countries that enables it to serve a client base representing governmental agencies and approximately 500 multi-national corporations worldwide. Armor Holdings Products has a broad, full service network of approximately 350 domestic distributors and 150 international agents to sell our portfolio of manufactured law enforcement equipment. The quality and scope of our products and the strength of our brand names has enabled us to establish one of the largest distribution networks in the industry and engendered the loyalty of our distributors. We work closely with our distributors and agents to respond to and anticipate the needs of end-users, which we believe allows us to maintain our market leadership position. We believe that the diversity of our clients' end-markets, the continued globalization of our clients and the strength of our distribution relationships minimize our dependence on any particular product, market, or customer.

     Strong Brands with Leading Market Positions. Product lines are marketed under brand names widely recognized in law enforcement, such as American Body Armor, NIK(R), Defense Technology, Federal Laboratories, MACE(R), Safariland and others. Due to the life-protecting nature of the products in the markets that we serve, end-users prefer to purchase premium products with brand names that have solid reputations for quality and which provide high levels of performance. The strength of our brand names has contributed to our leading market positions in several of the product categories in which we compete, including body armor (Xtreme(TM) and Zero-G(TM)), aerosol defense sprays (MACE(R)), less-lethal munitions (Defense Technology and Federal Laboratories),police batons (Monadnock and Auto-Lock(TM)), forensic and evidence collection (Lightning Powder and Redwop(TM)), duty gear (Safariland)and weapon cleaning systems (Break-Free(R)).

     Proven Track Record of Identifying, Completing and Integrating Acquisitions. Since January 1996, we have completed 24 acquisitions in the security services and products industry. We employ a disciplined approach to evaluating acquisition opportunities and integrating the operations of acquired businesses. We believe that these acquisitions have strengthened our market position, leveraged our distribution network and expanded our service and product offerings. Further, we believe that our performance-based compensation plan enables us to retain strong managers of acquired businesses and provides for timely and efficient integration of acquired operations.

GROWTH STRATEGY

     Our strategic objective is to be the leading global provider of security risk management services and products to multi-national corporations, governmental agencies and law-enforcement personnel. We expect the demand for security risk management services and products to continue to grow and we seek to capitalize on this growth by offering a comprehensive array of premium security risk management services and law enforcement equipment throughout the world. We intend to enhance our leadership position through strategic acquisitions by creating a broad portfolio of services and products to satisfy all of our customers' increasingly complex security needs. By establishing a critical mass of services and a broad base of customers, we have built in the capacity to perform multiple aspects of our clients' threat analyses and security provisions on a comprehensive basis. We plan to continue to execute this growth strategy primarily through internal expansion of our existing businesses and through strategic acquisitions of businesses offering complementary services, markets, and customer bases. The following elements define our growth strategy:

     Pursue Strategic Acquisitions. The security risk management services and products industry is highly fragmented and characterized primarily by smaller, geographically restricted single-service or product providers. We believe, however, that many clients in the industry would prefer to deal with a consolidated entity that can provide a broad spectrum of services and/or products in the security risk management industry with coverage of their needs across entire regions, or globally. As a result, we selectively pursue acquisitions that complement and expand our service and product offerings and provide access to new geographic markets, additional distribution channels and new client relationships.

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

     Expand Distribution Network and Product Offering. We leverage our distribution network by expanding our range of branded law enforcement equipment through the acquisition of niche defensive security products manufacturers and by investing in the development of new and enhanced products which complement our existing offerings. A broader product line enables us to strengthen our relationship with our distributors and add additional quality distributors, and enhances our brand appeal with military, law enforcement and other end users.

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

ACQUISITIONS

     We have pursued a strategy of growth by acquiring businesses and assets that complement our existing operations. We use several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) broadens the scope of the services or products we offer or the geographic areas we serve, (2) offers attractive margins, (3) is accretive to earnings, and
(4)offers the opportunity to enhance profitability by improving the efficiency of our operations. Since January 1996, we have consummated 24 acquisitions.

Acquisition History. The following table summarizes certain information concerning the acquisitions we have closed since 1996.

ARMOR HOLDINGS PRODUCTS


                                                                                                     Approximate Annual
                                      Year                                                           Revenues Prior to
       Company                      Acquired                      Products                              Acquisition
       -------                      --------                      --------                              -----------
                                                                                                       (In MILLIONS)
NIK Public Safety Product             1996                  Portable narcotic                               $2.2
Line                                                        identification kits under the
                                                            NIK(R) brand name

Defense Technology                    1996                  Less-lethal and anti-riot                       $8.9
Corporation of America                                      products under the brand names
                                                            Defense Technology(R), Def-Tech(R),
                                                            Distraction Device(R)

Supercraft (Europe) Limited           1997                  High visibility garments                        $5.7

Law Enforcement Division of           1998                  Tear gas and pepper sprays                      $7.0
Mace Security Security                                      under the brand name MACE(R)
International, Inc.

PROTECH Armored Products of           1998                  Hard armor, and vehicle armor                   $5.0
Massachusetts, Inc.                                         under the brand name PROTECH(TM)

Safariland Ltd., Inc.                 1999                  Law enforcement products under                 $47.0
                                                            the brand names Safariland(TM),
                                                            Safari Armor(TM), Duty Gear(R), and
                                                            Safari Gear(R), Zero-G(TM), Nylok(R)

Break-Free, Inc.                      2000                  Specialty lubricants and                        $3.0
                                                            military weapon maintenance
                                                            systems

Monadnock Lifetime Products           2000                  Police batons, flexible                         $5.0
                                                            handcuffs

Lightning Powder                      2000                  Forensic equipment, fingerprint                 $4.0
                                                            evidence collection equipment,
                                                            crime scenes supplies

ARMORGROUP SERVICES

                                                                                                     Approximate Annual
                                      Year                                                           Revenues Prior to
          Company                   Acquired                       Service Offerings                    Acquisition
          -------                   --------                       -----------------                    -----------
                                                                                                       (In MILLIONS)
DSL Group Limited                     1997                  Security risk management and                   $31.1
                                                            consulting services worldwide

Gorandel Trading Limited              1997                  Security risk management and                    $6.4
                                                            consulting services in Russia

Low Voltage Systems                   1998                  Electronic security systems                     $2.0
Technology, Inc.                                            integration

Asmara Limited                        1998                  Investigation, asset tracing                    $1.8
                                                            and due diligence

CDR International Limited             1998                  Intellectual property asset                     $3.8
                                                            protection

Alarm Protection Services,            1998                  Alarm monitoring, systems                       $2.5
Inc.                                                        integration, and physical
                                                            security in Uganda

The Parvus Company                    1999                  Global business intelligence                    $1.1

Alarm Systems Holding                 1999                  Electronic security systems                     $6.0
Company                                                     integration

Fire Alarm Service                    1999                  Electronic security systems                     $6.0
Corporation                                                 integration

Technisec                             2000                  Electronic security systems                     $0.5
                                                            integration

New Technologies, Inc.                2000                  Computer forensics and                          $1.5
                                                            information technology security

Network Audit Systems                 2000                  Information Technology security                 N/A

Special Clearance                     2000                  Landmine risk reduction services                $1.5
Services

OVG/Traquair                          2000                  Global business intelligence                    $2.0

Alpha B                               2000                  Security risk management                        N/A
                                                            consulting in Russia

PRODUCTS AND SERVICES

Armor Holdings Products

     Body Armor. We manufacture and sell a wide array of armor products under the leading brand names American Body Armor, PROTECH and Safariland which are designed to protect against bodily injury caused by bullets, knives and explosive shrapnel. Our principal armor products are ballistic resistant vests, sharp instrument penetration armor, hard armor such as anti-riot gear, shields and upgrade armor plates, and bomb protective gear. Our line of ballistic protective vests provides varying levels of protection depending upon the configuration of ballistic materials and the standards (domestic or international) to which the armor is built. We primarily sell ballistic resistant vests, under the brand names Xtreme(TM) and Zero-G(TM). Our body armor products that are manufactured in the United States are certified under guidelines established by the National Institute of Justice.

     We offer two types of ballistic resistant armor, concealable armor and tactical armor. Concealable armor, which generally is worn beneath the user's clothing, is our basic line of body armor. These vests are often sold with a shock plate, which is an insert designed to improve the protection of vital organs from sharp instrument attack and to provide enhanced blunt trauma protection. Tactical armor is worn externally and is designed to provide protection over a wider area of a user's body and defeat higher levels of ballistic threats. The vests, which are usually manufactured with hard armor ballistic plates that provide additional protection against rifle fire, are designed to afford the user maximum protection. Tactical armor may be purchased with enhanced protection against neck and shoulder injuries. Tactical armor is offered in a variety of styles, including tactical assault vests, tactical police jackets, floatation vests, high-coverage armor and flak jackets.

     Our sharp instrument penetration armor is designed primarily for use by personnel in correctional facilities and by other law enforcement employees who are primarily exposed to threats from knives and other sharp instruments. These vests are constructed with special blended fabrics, as well as, flexible woven fabrics and are available in both concealable and tactical models. In addition, these vests can be combined with ballistic armor configurations to provide both ballistic and sharp instrument penetration protection.

     We manufacture several hard armor products under the PROTECH brand name. PROTECH products include ballistic shields, and other personal protection accessories and armor products for helicopters, automobiles and riot control vehicles.

     We also manufacture a variety of hard armor ballistic shields primarily for use in tactical clearance applications. These shields are manufactured using a variety of ballistic fibers, polyethylene ballistic materials, ballistic steel, ballistic glass or a combination of any one or more of these materials. Other hard armor products include barrier shields and blankets. These products allow tactical police officers to enter high threat environments with maximum ballistic protection.

     Other specialty products that we manufacture include armored press vests, executive vests, raincoats and fireman turnout coats. These specialty products can be custom designed to provide various levels of ballistic protection. We also distribute a variety of items manufactured by others, including gas masks, helmets, goggles and face-shields.

    Duty Gear. We are a leading supplier of duty gear to law enforcement personnel in the United States. Uniformed police officers require a wide assortment of duty gear, which typically includes items such as belts, safety holsters, handcuff and flashlight holders and related accessories. We manufacture and sell under the widely recognized Safariland brand duty gear (Safari-Laminate(TM)),NYLOK(R) (nylon) duty gear and accessories. Duty gear represents a very attractive market and one in which brand appeal, safety and quality dictate demand. Replacement sales represent significant recurring demand for duty gear.

     Less-Lethal Products. Under the Defense Technology, First Defense(TM), Federal Laboratories and MACE(R) brands, we manufacture and sell a complete line of less-lethal, anti-riot and crowd control products designed to assist law enforcement and military personnel in handling situations that do not require the use of deadly force. These products, which generally are available for use only by authorized public safety agencies, include pepper sprays, tear gas, specialty impact munitions and diversionary devices.

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

     We also manufacture a patented and trademarked device that is used for dynamic entries by specially trained forces where it is necessary to divert the attention of individuals away from an entry area. This product, which carries the trademark name of Distraction Device(TM), emits a loud bang and brilliant flash of light when used.

     Narcotic Identification, Fingerprint and Evidence Equipment. We assemble and market portable narcotic identification kits under the NIK(R) brand name which are used in the field by law enforcement personnel to identify a variety of controlled substances, including Ecstasy, cocaine, marijuana, heroin and methamphetamine. We also assemble and market evidence collection kits and evidence tape, and have the exclusive rights to distribute Flex-Cuf(R) disposable restraints.

         We manufacture and distribute a more extensive line of evidence collection equipment under our brand name Lightning Powder. These products, such as fingerprint powders, dusting brushes, and lifting tape are used to collect latent fingerprints. Other supplies for evidence collection that we distribute include bags, tapes, stone casting equipment and high-powered, distortion-free magnifying glasses.

         Police batons. We manufacture police batons of wood, alloy steel, acetate, aluminum and polycarbonate products under our brand name Monadnock. Branded products include our trademarked, patent pending new Auto-Lock(TM) baton and our Friction Lock baton. Our batons are manufactured in a variety of lengths for different intended users including patrol officers, detectives, corrections, and smaller portable units. Our manufacturing specifications are the highest in the market place and set the standard in the industry.

ArmorGroup Services

     Our ArmorGroup Services division provides a broad range of sophisticated security risk management services to multi-national corporations and to governmental and non-governmental agencies, including the following services:

     Security Planning, Advice and Management. We believe we are the world's leading provider of specialized security risk management services. We operate in high risk and hostile environments characterized by rapid economic growth, political instability, diminished law-and-order, emerging market conditions and/or significant natural resources, such as Africa, South America, Central Asia, Russia and the former CIS. The core of our service business is the creation and implementation of risk management plans and solutions to complex security problems in high risk areas through detailed and targeted analysis of potential threats to security, assistance in the secure design of facilities, the provision of highly qualified specialists with extensive international experience in practical security applications and on-going training of security personnel and client personnel with respect to preventive security measures. We also provide humanitarian support and our work for post conflict reconstruction includes a specialized mine clearance capability. We provide a full range of services including surveys, technical advice, explosive ordinance disposal (EOD) and mine awareness training for local communities. We are proud of the contribution we have made saving lives and to performing successful regional reconstruction across several continents.

    We offer security solutions that involve law enforcement training, security consultation services and experienced security personnel who act as planners, trainers, managers, advisors, instructors and liaison personnel. We also provide teams of security consultants and advisors many of who are British Special Air Services veterans. We provide security services including risk assessment, project organization and management, equipment, training and management of existing guard forces, system design, procurement and installation, crisis management, VIP protection, specialist training and evacuation planning. On-site guards are supervised, managed and trained by our professional security staff. Our clients are multi-national corporations in industries including petrochemical and natural resource extraction, manufacturing, travel and financial services. Additionally, we serve governmental and non-governmental agencies.

         Security Systems Integration. We are a provider of security systems specializing in the design, integration, maintenance and technical support of sophisticated electronic and computer-driven security and fire alarm systems. We specialize in high-speed analog and digital transmission designs for life safety, communication, alarm, closed circuit television, access control, television and security systems. These systems are installed in airports, banks, government buildings, hospitals, prisons, universities, stores, office buildings, telecommunication centers, radio and television stations, and similar locations. Our clients include multi-national companies, major contractors, embassies, and high commissions.

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

     Investigation and Due Diligence. We provide fraud investigation, asset tracing, computer forensic, due diligence, litigation research, political risk analysis and other business intelligence services to multi-national and financial services companies worldwide. We rely on our network of business intelligence contacts, many proprietary and public databases, and our experience in gathering and deciphering hard to find information. We are enhancing our capabilities in this area through acquisitions. Our professionals have various backgrounds including experience in financial, due diligence and foreign intelligence services. Our clients include investment and commercial banks, insurance companies, law firms and other multi-national companies.


CUSTOMERS

         Armor Holdings Products. In 2000, we sold approximately 83% of our products in the U.S., with the balance sold internationally. The primary end-users of our products are law enforcement agencies, local police departments, state correctional facilities, highway patrols and sheriffs' departments.

     ArmorGroup Services. Our principal security services clients include multi-national corporations that have significant investments in remote and hostile areas of the world. We currently serve clients in over 15 industries including petrochemical, mining, branded products, financial services, insurance and legal. Other significant clients include the United
Nations, governmental embassies including certain of those belonging to the United States, projects funded by the World Bank and the European Commission and a variety of banking, finance, aid and humanitarian organizations and companies engaged in international trade and commerce.

         No customer accounts for more than 10% of total sales in fiscal 2000. Our ten largest customers account for approximately 19% of total sales for the fiscal 2000.


MARKETING AND DISTRIBUTION

         Armor Holdings Products. As a result of our history of providing high-quality and reliable armor, duty gear, less-lethal products and narcotic identification and evidence equipment, we enjoy excellent name recognition and a strong reputation in the law enforcement equipment industry. The central element of our marketing strategy is to capitalize on our name recognition and reputation amongst our customers by positioning ourselves as a global provider of many of the premier security risk management services and law enforcement equipment that our customers may need. By positioning ourselves in this manner, we can capitalize on our existing customer base and our extensive global distribution network, maximize the benefits of our long history of supplying security-related products around the world and leverage our leadership position in the security risk management services and products markets. When entering a foreign market, we penetrate the market by offering the most comprehensive range of products and services available in the security industry. We tailor our marketing strategy to each geographic area of the world and will often tailor our product offering by country. There are opportunities for cross-marketing of military and law enforcement products, which could strengthen the image of each product group. We believe that our ability to cross-market our security risk management services and products will enhance our position as an integrated provider of an extensive assortment of such services and products.

     In addition, we have designed comprehensive training programs to provide initial and continuing training in the proper use of our various products. These training programs, offered by The Training Academy for Technology and Tactics, are typically conducted by trained law enforcement and military personnel we hire for such purpose. Certain of our training programs also contribute to revenues. Training programs are an integral part of our customer service. In addition to enhancing customer satisfaction, we believe that they also help breed customer loyalty and brand awareness, so that we may sell additional products to the same customer. Our marketing efforts are further augmented by our involvement with and support of several important law enforcement associations, including the National Tactical Officer's Association, the International Law Enforcement Firearms Instructors, the American Society of Law Enforcement Trainers and the International Association of Chiefs of Police.

         Our distribution strategy involves the utilization of a worldwide distribution network of approximately 350 domestic distributors and 150 international agents, as well as 17 domestic regional sales managers who promote our products but refer customers to a local distributor for purchasing. We further reinforce distributor loyalty by offering price discounts to high volume distributors. We believe that relationships with our distributors are strong. The distributors benefit from their association with us due to the quality our manufactured products, the scope of our product line, the high degree of service we provide and the distributor's opportunity to participate profitably in the sale of our products.

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

         We are strategically selling our product on the World Wide Web. We have created a secured website targeting government agencies exclusively. GSA-Buy.com, launched in 2000, contains an on-line catalog and secured transaction platform for all Armor Holdings Products Division GSA contracts. We are also selling a small array of our concealable and competition holsters to the consumer market on Holsters.com. All of the products offered on this website are targeted to consumer markets and do not infringe on our strong relationships with our distributor network.

     ArmorGroup Services. As we have expanded our service offerings, more active marketing has become an integral part of our growth efforts. In addition to sourcing new business from client referrals, we continue to follow our clients into new geographic areas where there exist significant security risks. We rarely enter a country without a substantial contract for services already in place. Once established in a country, we seek to expand our service offerings and our customer base through active marketing. As we have integrated new services our professionals have increasingly relied on active marketing to generate new business. We have fostered the cross selling of our services by physically locating our professionals in common space and educating our professionals about all of our service business lines. Further, a rebranding effort has been completed in order to market our services under the ArmorGroup brand. A comprehensive web presence has been established (www.armorgroup.com) as a key marketing tool for the business and with potential to deliver risk information services on-line. We are focusing on clients in high growth industries where the need for investigation, brand protection and other security services are critical to success. The industries we are targeting include financial services, imaging supplies, insurance, natural resource extraction, and global consumer brands.



PRODUCT MANUFACTURING AND RAW MATERIALS

     The primary raw materials used in manufacturing ballistic resistant garments are various ballistic fibers, including Kevlar, Twaron and SpectraShield. Kevlar, an aramid fiber, is a patented product of E.I. du Pont de Nemours Co., Inc. ("Du Pont") and is only available from Du Pont and its European licensee. SpectraShield is a high strength polyethylene product of Honeywell, Inc. We also use Twaron, an aramid fiber product of Akzo-Nobel Fibers B.V. We purchase these fibers directly from the manufacturers, and from weaving companies who convert the raw fibers into ballistic fabric. We believe that we enjoy a good relationship with these weaving companies. However, if necessary, we believe that we could readily find replacement weavers. We also use Spectrashield and Kevlar in our hard and vehicle armor products. Additionally, we use polycarbonates, acrylics, ballistic quality steel, ceramics, and ballistic glass. We are aware of multiple suppliers for these materials and would not anticipate a significant impact if we were to lose any suppliers. We do not manufacture equipment used in our security systems integration business.

     We obtain from several sources the raw materials we use in the production of chemical agents. The raw chemicals used in the production of CS tear gas are readily obtainable with the exception of Malononitrile, for which sources are limited. If we were unable to obtain Malononitrile, or if there were a material increase in the price of Malononitrile, our production of CS tear gas could be severely curtailed. The remainder of the chemicals and piece parts used by us are readily available from other suppliers. Although we manufacture armor on an order-by-order basis, we do maintain reasonable inventories of our less-lethal and anti-riot products.

     We purchase other raw materials used in the manufacture of our various products from a variety of sources and additional sources of supply of these materials are readily available. We also own several molds, which are used throughout our less-lethal product line.

     We adhere to strict quality control standards and conduct extensive product testing throughout our manufacturing process. Raw materials are also tested to ensure quality. We have obtained ISO 9001 certification for our Jacksonville manufacturing operation for body armor and narcotic identification kits, our Wyoming manufacturing facility for less-lethal products, and our Safariland facility in Ontario, CA for body armor and duty gear holsters and accessories. We have obtained ISO 9002 certification for our Westhoughton, England manufacturing facility for body armor and high visibility garments. ISO standards are promulgated by the International Organization of Standardization and have been adopted by more than 100 countries worldwide. We obtain ISO certification by successfully completing an audit certifying our compliance with a comprehensive series of quality management and quality control standards.

BACKLOG

     At December 31, 2000, we had unfilled customer orders of approximately $8.5 million compared with approximately $15.0 million of such orders at December 31, 1999. These orders were shipped in the first quarter of 2001.

COMPETITION

         The market for our products is highly competitive and we compete in a variety of fields with competitors ranging from small businesses to multi-national corporations. In the body armor business, we compete by providing superior design, engineering and production expertise in our line of fully-integrated ballistic and blast protective wear. Our principal competitors in this market include Point Blank Body Armor, Inc., Second Chance Body Armor, Inc. and Rabin-Tex. In the less-lethal product industry we compete by providing a broad variety of less-lethal products with unique features and formulations which we believe afford us a competitive advantage over our competitors. The principal competitive factors for all of our products are quality of engineering and design, reputation in the industry, production capability and capacity, price and ability to meet delivery schedules.

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


EMPLOYEES

         As of January 31, 2001, we have a total of approximately 6,348 employees, of which approximately 969 were employed at Armor Holdings Products, 12 employees at our corporate location and approximately 5,367 were employed at ArmorGroup Services.

         Approximately 23 employees employed by our Supercraft subsidiary are represented by the General Municipal Boilermaker and Allied Trade Union. Also, our Low Voltage Systems subsidiary has 4 employees covered under a collective bargaining agreement and are represented by the International Brotherhood of Electrical Workers. None of our remaining employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee related slowdowns and believe that the relationship with our employees is good.

PATENTS AND TRADEMARKS

     We currently own numerous issued U.S. and foreign patents and pending patent applications relating to our product lines as well as several registered and unregistered trademarks relating to our products. The trademarks include Gold Series GSX, Xtreme, Def-Tec Products, Distraction Device, NIK, Identidrug, Federal Laboratories and First Defense. We also have an exclusive license to use the MACE(R) trademarks in the law enforcement market. Although we do not believe that our ability to compete in any of our product markets is dependent solely on our patents and trademarks, we do believe that the protection afforded by our intellectual property provides us with important technological and marketing advantages over our competitors. Although we have protected our technologies to the extent that we believe appropriate, the measures taken to protect our proprietary rights may not deter or prevent unauthorized use of our technologies. In other countries, our proprietary rights may not be protected to the same extent as in the United States.

GOVERNMENT REGULATIONS

     We are subject to federal licensing requirements with respect to the sale in foreign countries of certain of our products. In addition, we are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our operations and the workplace. We are also regulated by the U.S. Bureau of Alcohol, Tobacco, and Firearms as a result of our manufacturing of certain destructive devices and by the use of ethyl alcohol in certain products. We also ship hazardous goods, and in doing so, must comply with the regulations of the U.S. Department of Transportation for packaging and labeling. We are also subject to certain regulations promulgated by, among others, the U.S. Departments of Commerce and State and the U.S. Environmental Protection Agency.

ENVIRONMENTAL MATTERS

     We are subject to federal, state, and local laws and regulations governing the protection of the environment, including those regulating discharges to the air and water, the management of wastes, and the control of noise and odors. While we always strive to operate in compliance with these requirements, we cannot assure you that we are at all times in complete compliance with all such requirements. Like all companies, we are subject to potentially significant fines or penalties if we fail to comply with environmental requirements. Although we have made and will continue to make capital expenditures in order to comply with environmental requirements, we do not expect material capital expenditures for environmental controls in 2001. However, environmental requirements are complex, change frequently, and could become more stringent in the future. Accordingly, we cannot assure you that these requirements will not change in a manner that will require material capital or operating expenditures or will otherwise have a material adverse effect on us in the future.

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


ITEM 2. PROPERTIES

     Our principal facilities consist of the following:

       Location                  Principal Use                Owned or              Approximate Size      Products Manufactured
       --------                  -------------                Leased                ----------------      ---------------------
                                                              ------
Jacksonville, Florida    Manufacturing, distribution,         Owned        (1)     14 acres               Body Armor
                         corporate accounting                                      70,000 sq. ft.         Narcotic ID Kits
                                                                                                          Break-Free

Casper, Wyoming          Manufacturing, warehouse             Owned        (2)     66 acres               Tear gas, Pepper
                         Office                                                    72,234 sq. ft.         Spray, Less-than-
                                                                                                          Lethal Munitions

Westhoughton, England    Sales, manufacturing                 Owned                44,000 sq. ft.         High visibility
                                                                                                          Garments

London, England          Sales, office                        Leased       (3)     9,964 sq. ft.          ArmorGroup Services

Ontario, California      Manufacturing, distribution, office  Owned                117,500 sq. ft.        Body Armor
                                                                                                          Duty gear
                                                                                                          Automotive accessories

Pittsfield,              Manufacturing                        Leased       (4)     36,000 sq. ft.         Hard armor
Massachusetts                                                                                             Vehicle armor

Tijuana, Mexico          Manufacturing                        Leased       (5)     31,452 sq. ft.         Duty gear
                                                                                                          Body armor

Fitzwilliam,             Manufacturing, office, warehouse     Leased       (6)     22,848 sq. ft.         Police batons
  New Hampshire

Salem, Oregon            Manufacturing                        Leased       (7)     14,000 sq. ft.         Forensic


(1)      We have the capacity to expand the building facility to 250,000 sq. ft.

(2)      We own four properties at this location.

(3) We pay a combined annual rent of(pound)225,790. The leases for the property expire in March 2002 and March 2008.

(4) We leased two facilities in Pittsfield Massachusetts one for 16,000 sq. ft. at an annual rent of $46,800, for which the lease expires in April 2003. On April 1, 1999, we leased an additional 20,000 sq. ft. for an additional rental of $39,360 under a lease expiring March 31, 2002. We have entered into negotiations regarding the possible exercise of an option to purchase this facility in 2001.

(5)      We pay an annual rent of $143,412. This lease expires on August 2002.

(6)      We pay an annual rent of $24,000. This lease expires on November 2004.

(7)      We pay an annual rent of $87,000. This lease expires on November 2001.

         We also lease an average of 2,000 square feet at each of 21 WORLDWIDE LOCATIONS, AT AN AGGREGATE ANNUAL RENTAL OF APPROXIMATELY $550,000 HAVING TERMS EXPIRING FROM 1 TO 10 YEARS.

         We believe our manufacturing, warehouse and office facilities are suitable, adequate and afford sufficient manufacturing capacity for our current and anticipated requirements. We believe we have adequate insurance coverage for our properties and their contents.

ITEM 3.  LEGAL PROCEEDINGS

         On January 16, 1998, our ArmorGroup Services division ceased operations in the country of Angola. The cessation of operations in Angola was dictated by that government's decision to deport all of our expatriate management and supervisors. As a result of the cessation of operations in Angola, our Armor Group Services division is involved in various disputes with SHRM S.A.("SHRM"), its minority joint venture partner relating to the Angolan business. On March 6, 1998, SIA (a subsidiary of SHRM) filed a complaint against Defense Systems France, SA ("DSF") before the Commercial Court of Nanterre (Tribunal de Commerce de Nanterre) seeking to be paid an amount of $577,286 corresponding to an alleged debt of DSIA to SIA. On, June 27, 2000, the judge of the Paris Commercial Court ruled SHRM did not provide evidence required to establish its standing and the proceedings brought by SHRM were cancelled. On October 3, 2000, a winding up petition was served by DSF against DSIA. On October 31, 2000, SHRM filed a counterclaim seeking to have this winding up petition dismissed. On November 28, 2000, SHRM appealed the judgement rendered by the Paris Commercial Court on June 27, 2000 claiming that the Paris Commercial Court no longer has jurisdiction over the case. The procedure before the Nanterre Commercial Court is still pending, awaiting a decision on the liquidation of DSIA.

         In November 2000, we disclosed that we had provided for settlement of our lawsuit with Second Chance Body Armor, Inc. and other claims for approximately $2.0 million, including legal costs, which were accrued for in the third quarter.

         In addition to the above, we, in the normal course of our business, are subject to claims and litigation in the areas of product and general liability. We believe that we have adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductibles. Management does not believe at this time that any such claims have a material impact on our financial position, operations and liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the last quarter of fiscal 2000.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock, par value $.01 per share (the "Common Stock") is traded under the symbol "AH" on the New York Stock Exchange (the "NYSE"). Prior to May 7, 1999, our common stock was traded under the symbol "ABE" on the American Stock Exchange (the "AMEX"). The following table sets forth the range of high and low sales prices for our Common Stock on the NYSE and the AMEX for fiscal years 2000 and 1999 and for the first quarter of fiscal year 2001 (through March 23, 2001).

                                                    HIGH       LOW
                                                    ----       ---
2001
1st Quarter...................................     $17.72     $14.60

2000
1st Quarter...................................      13.38      10.00
2nd Quarter...................................      14.69       8.63
3rd Quarter ..................................      18.13      13.00
4th Quarter ..................................      17.69      13.56

1999
1st Quarter...................................      14.94      11.13
2nd Quarter...................................      13.69       9.25
3rd Quarter ..................................      11.06       8.50
4th Quarter ..................................      13.13       8.94

HOLDERS

     As of March 26, 2001, we had approximately 2,730 stockholders of record. Holders of shares held in "nominee" or street names are included in this number.


DIVIDENDS

     We have never declared or paid cash dividends on our Common Stock. We intend to retain future earnings, if any, for use in the operations of our business including working capital, repayment of indebtedness, capital expenditures and general corporate purposes. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. In addition, we are restricted from paying dividends on our Common Stock pursuant to our Credit Agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 6 to Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

    The following information relates to sales or issuances of unregistered securities by us during fiscal 2000. All of these sales or issuances of securities were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Sections 4(2) and/or 4(b) thereof and the rules and regulations under the Securities Act, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.


New Technologies

         On March 10, 2000, we issued 119,914 unregistered shares of our Common Stock valued at the time at $1,324,090 as part of the purchase price of New Technologies.

Special Clearance Services

         On March 7, 2000, we issued 45,455 unregistered shares of our Common Stock valued at the time at $498,110 as part of the purchase price of Special Clearance Services.

Network Audit Systems

         On April 11, 2000, we issued 27,196 unregistered shares of our Common Stock valued at the time at $271,960 as part of the purchase price of Network Audit Systems. On November 27, 2000, we issued an additional 9,068 shares of our Common Stock valued at the time at $145,088 as part of the contingent purchase price of Network Audit Systems.

STOCK OPTION PLANS

    During fiscal 2000, we granted options to various employees and directors to purchase an aggregate of 185,000 shares of Common Stock under the 1999 Option Plan at exercise prices ranging from $10.25 to $17.00 per share. These options vest equally over a period of three years from the date of the grant. The vesting of the options may be accelerated in the event of the occurrence of certain events.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL OVERVIEW

FIVE-YEAR SUMMARY

         The table below sets forth a summary of our results of operations and financial condition as of and for the periods then ended.

                                                     2000          1999           1998          1997           1996
                                                     ----          ----           ----          ----           ----
   (Amounts in thousands,
    except per share amounts)
   Total Revenues                                 $220,955       $156,664       $97,207        $78,314       $30,967
   Net Income                                       17,048         13,196         8,596          3,158           689
   Basic Earnings Per Share                          $0.75          $0.63         $0.53          $0.23         $0.09
   Diluted Earnings Per Share                        $0.73          $0.61         $0.50          $0.21         $0.08

   Total Assets                                   $225,957       $178,562       $94,353        $75,487       $49,530
   Long-Term Obligations                            39,360          2,699           344             11         5,780
   Stockholders' Equity                            166,771        157,883        75,102         64,598        24,875

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", "could be" and similar expressions are forward looking statements. Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. See "Forward Looking Statements."

         Our actual results may differ from those expressed or implied in forward-looking statements. We believe that we are subject to a number of risk factors, including: the inherent unpredictability of currency fluctuations; competitive actions, including pricing; the ability to realize cost reductions and operating efficiencies, including the ability to implement headcount reduction programs timely and in a manner that does not unduly disrupt business operations and the ability to identify and to realize other cost-reduction opportunities; and general economic and business conditions. Any forward-looking statements in this report should be evaluated in light of these and other important risk factors listed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K including the accompanying financial statements.

COMPANY OVERVIEW

     We are a leading global provider of security risk management services and products to multi-national corporations, governmental agencies and law enforcement personnel through our two operating divisions -- ArmorGroup Services and Armor Holdings Products. Our ArmorGroup Services division provides sophisticated security planning and risk management, electronic security systems integration, consulting and training services, as well as intellectual property asset protection, business intelligence and investigative services. We provide these services to multi-national corporations and governmental and non-governmental agencies through our offices in 38 countries. Our Armor Holdings Products division manufactures and sells a broad range of high quality branded law enforcement equipment and has a leading market position in several of the product categories in which we compete. Such products include ballistic resistant vests and tactical armor, less-lethal munitions, anti-riot products, police batons, forensic, fingerprint and evidence collection equipment, and narcotics identification kits. These products are sold primarily to law enforcement agencies through a worldwide network of over 500 distributors and sales agents including approximately 350 in the United States. We believe significant opportunities exist to grow our company and extend our global infrastructure through geographic expansion and strategic acquisitions of related businesses in the fragmented security risk management services and products industry.

ACQUISITIONS

     We have pursued a strategy of growth through acquisition of businesses and assets that complement our existing operations. We use several criteria to evaluate prospective acquisitions including whether the business to be acquired:

o broadens the scope of the services or products we offer or the geographic areas we serve,

o    offers attractive operating margins,

o    is accretive to earnings, and

o offers the opportunity to enhance profitability by improving the efficiency of our operations.

RESULTS OF OPERATIONS

     The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated:


- --------------------------------------------------------------------------------
                                                           FISCAL YEAR
- --------------------------------------------------------------------------------
                                                   1998       1999        2000
                                                   ----       ----        ----
- --------------------------------------------------------------------------------
Revenue
- --------------------------------------------------------------------------------
   Products ....................................    47%        62%         61%
- --------------------------------------------------------------------------------
   Services ....................................    53%        38%         39%
- --------------------------------------------------------------------------------
Total revenues .................................   100%       100%        100%
- --------------------------------------------------------------------------------
Interest (income) expense, net .................    (1)%        0%          1%
- --------------------------------------------------------------------------------
Operating income ...............................    13%        13%         12%
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
Provision for income taxes ......................    5%         5%          4%
- --------------------------------------------------------------------------------
Net income .....................................     9%         8%          8%
- --------------------------------------------------------------------------------
EBITDA .........................................    16%        15%         16%
- --------------------------------------------------------------------------------


FISCAL 2000 AS COMPARED TO FISCAL 1999

     Product revenues. Product revenues increased by $38.6 million, or 40.0%, to $135.3 million in fiscal 2000 compared to $96.7 million in fiscal 1999. This increase was primarily due to strong internal growth, including year over year increases or decreases of businesses acquired during the previous year, of 20.4% as well as the inclusion of full year results for Safariland and other 1999 acquisitions, and the acquisitions of BreakFree, Monadnock and Lightning Powder in fiscal 2000. All of these acquisitions were accounted for as purchases and accordingly the results of their operations are included only for the period after acquisition.

     Service revenues. Service revenues increased by $25.7 million, or 42.8%, to $85.6 million in fiscal 2000 compared to $60.0 million in fiscal 1999. This increase was primarily due to strong internal growth, including year over year increases or decreases of security businesses acquired during the previous year, of 23.6% as well as the inclusion of full year results for Alarm Systems Holding Company and Fire Alarm Service Corporation in fiscal 1999, and the acquisitions of NTI, NAS, Alpha B, OVG, SCS, Technisec and Traquair in fiscal 2000. All of these acquisitions were accounted for as purchases and accordingly the results of their operations are included only for the period after acquisition.

     Cost of sales. Cost of sales increased by $43.1 million, or 45.6%, to $137.5 million in fiscal 2000 compared to $94.4 million in fiscal 1999. This increase was primarily due to increased revenues in fiscal 2000 compared to fiscal 1999. As a percentage of total revenues, cost of sales increased to 62.2% in fiscal 2000 from 60.3% in fiscal 1999.

     Operating expenses. Operating expenses increased by $13.3 million, or 36.0%, to $50.3 million in fiscal 2000 compared to $37.0 million in fiscal 1999. This increase was primarily due to the increased revenues from our products and services division as well as the acquisitions which were completed in 2000. As a percentage of sales, operating expenses decreased to 22.8% of sales in fiscal 2000 compared to 23.6% in fiscal 1999.

     Amortization. Amortization expense increased by $1.0 million, or 39.2%, to $3.4 million in fiscal 2000 compared to $2.5 million in fiscal 1999. This increase was primarily due to additional amortization of intangible assets acquired as a result of the acquisitions completed during fiscal 2000, as well as a full year of amortization relating to the 1999 acquisitions.

     Equity in earnings of investees. Equity in earnings of investees decreased by $92,000, or 51.4%, to $87,000 in fiscal 2000 compared to $179,000 in fiscal
1999. The equity in earnings of investees is comprised of a 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS"), a Hong Kong joint venture company. We sold this investment in fiscal 2000 (see Other Income).

     Integration and other non-recurring charges. Integration and other non-recurring charges increased by $0.7 million, or 28.1% to $3.3 million in fiscal 2000 compared to $2.6 million in fiscal 1999 and are related to the integration of the acquired companies. These costs include relocation expenses for equipment and employees, severance costs as well as charges for integrating our sales and marketing efforts.

     Operating income. Operating income increased by $6.1 million, or 29.8%, to $26.5 million compared to $20.4 million in fiscal 1999 due to the reasons discussed above.

     Interest expense (income). Net interest expense was $1.9 million in fiscal 2000 compared to net interest income of $17,000 in fiscal 1999. The increase was primarily due to interest on debt incurred to fund acquisitions and make purchases under our stock repurchase plan.

     Other income. Other income was $1.8 million in fiscal 2000 compared to $0.8 million in fiscal 1999. The increase was primarily due to the gain of approximately $1.7 million recognized on the sale of our investment in JSGS in fiscal 2000.

     Income taxes. The provision for income taxes increased by $1.3 million, or 16.7%, to $9.3 million in fiscal 2000, compared to $8.0 million in fiscal 1999. The provision was based on the Company's U.S. federal and state statutory income tax rates of approximately 37% for its U.S.-based companies and a 10.6% blended effective tax rate for foreign operations. The effective tax rate for the Company's foreign operations is not necessarily indicative of expected future rates due to the changing concentration and mix of income in the various countries in which the Company operates. The effective tax rate for 2000 and 1999 was 35.4% and 37.8%, respectively. The decrease in the Company's effective tax rate is a result of the increased amount of income earned in jurisdictions whose statutory tax rates are below those in the United States, as a percentage of operating income.

     Net income. Net income increased approximately $3.9 million or 29.2%, to $17.0 million in fiscal 2000 compared to $13.2 million in fiscal 1999. This increase was primarily due to the combination of acquisitions, internal growth, and to the factors discussed above.


FISCAL 1999 AS COMPARED TO FISCAL 1998

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

      Service revenues. Service revenues increased by $8.4 million, or 16.3%, to $60.0 million in fiscal 1999 compared to $51.6 million in fiscal 1998. This increase was primarily due to the acquisitions and integration of LST, Asmara, CDR, APS, acquired in 1998, Parvus, Alarm Systems Holding Company and Fire Alarm Service Corporation acquired in 1999. These acquisitions were accounted for as purchases and the results of their operations are recorded only for the period the Company owned them.

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

     Amortization. Amortization expense increased by $1.1 million, or 82.9%, to $2.5 million in fiscal 1999 compared to $1.3 million in fiscal 1998. This increase was primarily due to additional amortization of intangible assets acquired as a result of the Safariland, Parvus, ASH and FAS acquisitions during fiscal 1999 which would not have been reflected in fiscal 1998.

     Equity in earnings of investees. Equity in earnings of investees decreased by $534,000, or 74.9%, to $179,000 in fiscal 1999 compared to $713,000 in fiscal
1998. The decrease in earnings was primarily due to losses incurred by Jardine Securicor Gurkha Services Limited ("JSGS"), a Hong Kong joint venture company, on its operations in India. This office was subsequently closed.

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

     Operating income. Operating income increased by $7.4 million, or 56.7%, to $20.4 million in fiscal 1999 compared to $13.0 million in fiscal 1998 primarily due to the factors discussed above.

     Interest expense. Net Interest expense was $17,000 in fiscal 1999 compared to net interest income of $625,000 in fiscal 1998. This increase was primarily due to amortization of fees associated with the $60 million bank credit agreement completed in February, 1999, as well as interest on debt acquired as part of the purchased companies.

     Other income. Non-operating income increased by $788,000 to $816,000 in fiscal 1999 compared to $28,000 in fiscal 1998 and is primarily due to the gain on the sale of stock in MACE Security International. We acquired warrants as part of the acquisition of certain assets of the Law Enforcement Divisions of MACE Security International in July of 1998.

     Income taxes. Provision for income taxes increased by $2.9 million, or 57.6%, in fiscal 1999, to $8.0 million, compared to $5.1 million in fiscal 1998. The provision was based on the Company's U.S. federal and state statutory income tax rates of approximately 39% for its U.S.-based companies and a 37% blended effective tax rate for foreign operations. The effective tax rate for the Company's foreign operations is not necessarily indicative of continued tax rates due to a continually changing concentration of income in each country in which the Company operates. The increase in the Company's effective tax rate is a result of the increased amortization of the goodwill generated by the Safariland, Parvus, ASH and FAS acquisitions that is not tax deductible.

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

                                  QUARTER ENDED
- --------------------------------------------------------------------------------
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

- -----------------------------------------------------------------------------------------------------------------------------------
                                     Mar 31      Jun30        Sept30      Dec 31      Mar 31       Jun30       Sept30       Dec 31
                                      1999        1999         1999        1999        2000        2000         2000         2000
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
Revenues
- -----------------------------------------------------------------------------------------------------------------------------------
  Services                          $12,815     $12,847      $16,693     $17,603     $18,418      $21,414      $22,570     $23,210
- -----------------------------------------------------------------------------------------------------------------------------------
  Products                           14,025      26,064       28,398      28,219      31,448       34,053       34,548      35,294
                                     ------      ------       ------      ------      ------       ------       ------      ------
- -----------------------------------------------------------------------------------------------------------------------------------
Total Revenue                        26,840      38,911       45,091      45,822      49,866       55,467       57,118      58,504
- -----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                      3,818       4,264        6,345       5,973       6,624        7,437        4,570       7,852
- -----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE(INCOME),NET            (44)         (6)         (41)        108          47          539          600         709
- -----------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
- -----------------------------------------------------------------------------------------------------------------------------------
Provision for Income taxes            1,635       1,738        2,484       2,146       2,499        3,248        1,459       2,136
- -----------------------------------------------------------------------------------------------------------------------------------
Net income                            2,740       2,835        3,902       3,719       4,080        5,536        2,460       4,973
- -----------------------------------------------------------------------------------------------------------------------------------
Earnings per common share
- -----------------------------------------------------------------------------------------------------------------------------------
Basic                                   .17         .14          .16         .16         .18          .25          .11         .22
- -----------------------------------------------------------------------------------------------------------------------------------
Diluted                                 .16         .14          .16         .15         .17          .24          .11         .21
- -----------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares
outstanding
- -----------------------------------------------------------------------------------------------------------------------------------
Basic                                16,284      20,082       23,884      23,593      23,034       22,595       22,442      22,503
- -----------------------------------------------------------------------------------------------------------------------------------
Diluted                              17,476      20,839       24,473      24,300      23,733       23,350       23,351      23,414
- -----------------------------------------------------------------------------------------------------------------------------------
Revenues
- -----------------------------------------------------------------------------------------------------------------------------------
  Products                               52%         67%          63%         62%         63%          61%          60%         60%
- -----------------------------------------------------------------------------------------------------------------------------------
  Services                               48%         33%          37%         38%         37%          39%          40%         40%
                                         ---         ---          ---         ---         ---          ---          ---         ---
- -----------------------------------------------------------------------------------------------------------------------------------
Total revenue                           100%        100%         100%        100%        100%         100%         100%
- -----------------------------------------------------------------------------------------------------------------------------------
Operating income                         14%         11%          14%         13%         14%          17%           8%         13%
- -----------------------------------------------------------------------------------------------------------------------------------
Interest expense (income), net            0%          0%           0%          0%          0%           1%           1%          1%
- -----------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                6%          4%           6%          5%          5%           6%           3%          4%
- -----------------------------------------------------------------------------------------------------------------------------------
Net income                               10%          7%           9%          8%          9%          10%           5%          9%
- -----------------------------------------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded operations through cash flow from operations, debt, and equity financing, including a May 1999 public offering of $63.5 million of our common stock. On February 12, 1999, we entered into a Credit Agreement as Borrower, CIBC, Inc. ("CIBC"), Bank of America, N.A. ("BofA"), First Union National Bank ("First Union") and SunTrust Bank, North Florida, N.A. ("SunTrust"), as lenders (collectively referred to as the "lenders"), NationsBank, as Documentation Agent and Canadian Imperial Bank of Commerce, as Administrative Agent (the "Credit Agreement"). On February 25, 2000, we amended this credit agreement with our lenders. Pursuant to the Credit Agreement, as amended, the lenders established a five-year $100,000,000 line of credit (the "Credit Agreement") for our benefit. Our indebtedness under the Credit Agreement is evidenced by Five Year (three years remaining) Revolving Credit Notes of up to $100,000,000. All borrowings under the Credit Agreement bear interest at either (1) the base rate, plus an applicable margin ranging from .000% to .375% depending on certain conditions, or the eurodollar rate, plus an applicable margin ranging from 1.125% to 1.875% depending on certain conditions. In addition, the Credit Agreement provides that Bank of America will make swing-line loans of up to $5,000,000 available to us to be used for working capital purposes. CIBC, Inc. and Bank of America, N.A. will also issue letters of credit of up to $10,000,000 to us. As of March 16, 2001, we had $32,980,770 outstanding under the credit agreement.

    As of December 31, 2000, we had working capital of $68.1 million. As of December 31, 1999, we had working capital of $54.3 million which reflected the proceeds of our public offering in May 1999.

    We anticipate that cash generated from operations and borrowings under the Credit Agreement will enable us to meet our liquidity, working capital and capital expenditure requirements during the next 12 months. We may however require additional financing to pursue our strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

    Our spending for fiscal 2000 on capital expenditures was $7.8 million, compared to $3.4 million in 1999. Such expenditures include, among other things, leasehold improvements, computer equipment and software, and manufacturing machinery and equipment.

RECENTLY ISSUED ACCOUNTING STANDARD

      The Company will adopt SFAS 133. "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and 138, on January 1, 2001. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not currently have derivative instruments and accordingly, FAS 133, as amended, is not expected to impact the Company's financial position, results of operations or cash flows.

      In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have an impact on the Company's financial position, results of operations or cash flows.

RECENTLY ISSUED STAFF ACCOUNTING BULLETIN

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements, and is effective in the fourth quarter of 2000. SAB 101 did not have a material impact on our results of operations, financial position or cash flows for the year ended December 31, 2000.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a result of our global operating and financial activities, we are exposed to changes in raw material prices, interest rates and foreign currency exchange rates which may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in raw material prices, interest rates and foreign currency exchange rates through our regular operating and financing activities. We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments or other derivatives.

MARKET RATE RISK

     The following discussion about our market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk. We do not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to borrowings under our Credit Agreement and our short-term monetary investments. Borrowings under Credit Agreement are variable based upon the lender's base rate or Eurodollar rate. Assuming our current level of borrowings, a hypothetical one-percentage point increase in the base rate or Eurodollar rate would increase our annual interest expense by approximately $330,000. There is a market rate risk for changes in interest rates earned on short-term money market instruments. There is inherent roll-over risk in the short-term money market instruments as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. However, there is no risk of loss of principal in the short-term money market instruments, only a risk related to a potential reduction in future interest income. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. We do not use derivative financial instruments to hedge this interest rate risk.

     Foreign Currency Exchange Rate Risk. The majority of our business is denominated in U.S. dollars. There are costs associated with our operations in foreign countries that require payments in the local currency. We partially manage our foreign currency risk related to those payments by maintaining operating accounts in these foreign countries, and by having several customers pay us in those same currencies.

     Equity Security Price Risk. We hold a small portfolio of marketable-equity traded securities that are subject to market price volatility. Equity price fluctuations of plus or minus 10% would have had a $80,000 impact on the value of these securities in 2000. We held no such securities in 1999.


RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    The Company does business in numerous countries, including emerging markets in Africa, Asia, South America, Russia, and CIS. The Company has invested substantial resources outside of the United States and plans to continue to do so in the future. The Company's international operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector. Government actions in the future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on the Company and its operating companies. The Company does not have political risk insurance in the countries in which it currently conducts business, but does periodically analyze the need for and cost associated with this type of policy. Moreover, applicable agreements relating to the Company's interests in its operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for the Company to enforce its rights. Accordingly, the Company may have little or no recourse upon the occurrence of any of these developments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The response to this item is incorporated by reference from our consolidated financial statements and notes thereto which are attached hereto beginning on page F-1. Certain selected quarterly financial data is set forth under Item 7 of this Report.

   "Any Schedules to the financial statements that may be required pursuant to the applicable accounting regulations of the Commission, which are not shown in the Financial Statements or the Notes hereto, and which are applicable to the registrant will be filed within 120 days following the close of the registrant's fiscal year."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the periods covered by this annual report on Form 10-K.


                                    PART III


         The information called for pursuant to this Part III, Items 10, 11, 12 and 13, is incorporated by reference from the Company's definitive proxy statement which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2000.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1.  Financial Statements

            The following Financial Statements of the Company (which appear beginning at sequential page number F-1) are included herein:

            Reports of Independent Certified Public Accountants

            Consolidated Balance Sheets

            Consolidated Income Statements

            Consolidated Statements of Stockholders' Equity

            Consolidated Statements of Cash Flows

            Notes to Consolidated Financial Statements

        2.  Financial Statement Schedules

            Schedules for which provision is made in the applicable accounting regulations of the Commission have been omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

    (b) Reports on Form 8-K

            No reports on Form 8-K have been filed in the last quarter.

    (c) Exhibits

            The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

EXHIBIT
  NO.         DESCRIPTION
- -------       -----------

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

+10.1 Credit Agreement (the "Credit Agreement"), dated as of February 12, 1999, among the Company, CIBC, NationsBank, First Union and SunTrust, as lenders, Canadian Imperial Bank of Commerce, as Administrative Agent and NationsBank, as Documentation Agent, in the aggregate principal amount of $60,000,000 (filed as Exhibit 5.1 to Form 8-K, Current Report of the Company, filed with the Commission on March 10, 1999 and incorporated herein by reference).

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

+10.13 First Amendment, dated as of October 26, 1999, to the Credit agreement.

+10.14        Second Amendment, dated as of February 25, 2000, to the Credit
              Agreement.

@+10.15 Amended and Restated Employment Agreement between Jonathan M. Spiller and the Company, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.5 to our 98 10-K).

@+10.16 Amended and Restated Employment Agreement between Robert R. Schiller and the Company, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.6 to the 98 10-K).

@+10.17 Employment Agreement between Stephen E. Croskrey and the Company, dated as of February 8, 1999 (incorporated by reference to Exhibit 10.7 to the 98 10-K).

@+10.18 Employment Agreement between Warren B. Kanders and the Company, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.9 to the 98 10-K).

+10.19 Form of Registration Rights Agreement, dated April 16, 1997, between the Company and the Vendors of DSL (filed as Exhibit
              10.3 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference).

+10.20 Form of Option for 300,000 shares of Common Stock, dated May 15, 1996 granted to Richmont Capital Partners I, L.P. (filed as
              Exhibit 10.34 to Registration Statement No. 333-28879 on Form S-1 of the Company and incorporated herein by reference).

+10.21 Agreement, dated as of April 21, 1998, amending Option, dated May 15, 1996, granted to Richmont Capital Partners I, L.P. for 300,000 shares of Common Stock (incorporated by reference to Exhibit 10.33 to the 98 10-K).

+10.22 Form of Indemnification Agreement for Directors of the Registrant, dated September 21, 1993 (filed as Exhibit 10.4 to Form 10-KSB, Annual Report of the Company for the fiscal year ended December 31, 1993 and incorporated herein by reference).

+10.23 Form of Indemnification Agreement for Officers of the Registrant, dated February 28, 1994 (filed as Exhibit 10.5 to Form 10-KSB, Annual Report of the Company for the fiscal year ended December 31, 1993 and incorporated herein by reference).

**+10.24 American Body Armor & Equipment, Inc. 1994 Incentive Stock Plan (incorporated by reference from Form S-8 filed on October 10, 1994, Reg. No. 33-018863).

**+10.25 American Body Armor & Equipment, Inc. 1994 Directors Stock Plan (incorporated by reference from Form S-8 filed on October 31, 1994, Reg. No. 33-018863).

**+10.26 Armor Holdings, Inc. Amended and Restated 1996 Stock Option Plan (incorporated by reference from the Company's 1997 Definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, held June 12, 1997, as filed with the Commission on May 27, 1997).

**+10.27 Armor Holdings Inc. Amended and Restated 1996 Non-Employee Directors Stock Option Plan (incorporated by reference from the Company's 1997 Definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, held June 12, 1997, as filed with the Commission on May 27, 1997).

**+10.28 Armor Holdings, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the 98 10-K).

**+10.29 Armor Holdings, Inc. 1999 Stock Incentive Plan (incorporated by reference from Appendix A to the Company's 1999 Definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Stockholders, as filed with the Commission on May 21, 1999).

+10.30 Lease for the Company's former primary facility located in Yulee, Florida, dated July 26, 1993, effective May 1, 1993 (filed as Exhibit 28.1 to Form 10-KSB, Annual Report of the Company, for the fiscal year ended December 31, 1993 and incorporated herein by reference).

+10.31 Agreement, dated as of March 8, 1999, between the Company and Kanders & Company, Inc (incorporated by reference to Exhibit
              10.21 to the 98 10-K).

*23.1         Consent of PricewaterhouseCoopers LLP.

 ..------------------------
*  Filed herewith.
+  Incorporated herein by reference.
** This Exhibit represents a management contract.
#  This Exhibit represents a compensatory plan.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


ARMOR HOLDINGS, INC.

     Report of Independent Certified Public Accountants ........      F-2

     Consolidated Balance Sheets ...............................      F-3

     Consolidated Income Statements ............................      F-4

     Consolidated Statements of Stockholders' Equity
         and Comprehensive Income...............................      F-5

     Consolidated Statements of Cash Flow ......................      F-6

     Notes to the Consolidated Financial Statements.............   F-7 -- F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Armor Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Armor Holdings, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1998 financial statements of Defence Systems Colombia S.A., a wholly owned subsidiary, which statements reflect total revenues of $13,266,000 for the year ended December 31, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Defence Systems Colombia S.A. is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
March 31, 2001
Jacksonville, Florida

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1999 AND DECEMBER 31, 2000
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                             DECEMBER 31,        DECEMBER 31,
                                                                                                  1999               2000
                                                                                           ----------------      ------------
ASSETS
Current Assets:
    Cash and cash equivalents.........................................................         $ 13,246           $  7,257
    Accounts receivable (net of allowance for doubtful accounts of $1,691
         and $1,133)..................................................................           35,132             44,590
    Inventories.......................................................................           16,452             23,675
    Prepaid expenses and other current assets.........................................            7,611             13,313
                                                                                               --------           --------
Total current assets..................................................................           72,441             88,835

Property and equipment, net...........................................................           16,367             24,590
Goodwill (net of accumulated amortization of $3,593 and $6,451).......................           74,586             95,649
Patents, licenses and trademarks (net of accumulated amortization of
    $1,124 and $1,518)................................................................            7,008              6,907
Investment in unconsolidated subsidiaries.............................................              514                  -
Other assets..........................................................................            7,646              9,976
                                                                                               --------           --------

Total assets..........................................................................         $178,562           $225,957
                                                                                               ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt.................................................         $    359           $  1,072
    Short term debt ..................................................................            1,924              1,157
    Accounts payable, accrued expenses and other current liabilities..................           14,261             18,159
    Income taxes payable..............................................................            1,616                322
                                                                                               --------           --------
Total current liabilities.............................................................           18,160             20,710

Long-term debt, less current portion..................................................            2,340             38,288
                                                                                               --------           --------
Total liabilities.....................................................................           20,500             58,998

Commitments and contingencies (Note 8)

Minority interest.....................................................................              179                188

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued
     and outstanding..................................................................                -                  -
   Common stock, $.01 par value; 50,000,000 shares authorized; 24,513,830 and
      25,063,534 issued; 23,302,958 and 22,685,475 outstanding at December 31, 1999
      and December 31, 2000, respectively.............................................              245                250
    Additional paid-in capital........................................................          145,480            150,254
    Retained earnings.................................................................           26,615             43,663
    Accumulated other comprehensive loss..............................................           (1,351)            (1,684)
    Treasury stock....................................................................          (13,106)           (25,712)
                                                                                               --------           --------
       Total stockholders' equity.....................................................          157,883            166,771
                                                                                               --------           --------

Total liabilities and stockholders' equity ...........................................         $178,562           $225,957
                                                                                               ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     ARMOR HOLDINGS INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                ----------------------------------------
                                                                    1998         1999           2000
                                                                ----------------------------------------
Revenues:
  Products.............................................           $45,644      $ 96,706       $135,343
  Services.............................................            51,563        59,958         85,612
                                                                  -------      --------       --------

Total revenues.........................................            97,207       156,664        220,955
                                                                  -------      --------       --------

Costs and expenses:
   Cost of sales.......................................            61,638        94,407        137,499
   Operating expenses.................................             21,915        37,004         50,341
   Amortization........................................             1,347         2,463          3,429
   Integration and other non-recurring charges.........                 -         2,569          3,290
   Equity in earnings of investees.....................              (713)         (179)           (87)
                                                                  -------      --------       --------

Operating income.......................................            13,020        20,400         26,483

   Interest (income) expense net.......................              (625)           17          1,896
   Other income........................................                28           816          1,803
                                                                  -------      --------       --------

Income before provision for income taxes                           13,673        21,199         26,390
   Provision for income taxes..........................             5,077         8,003          9,342
                                                                  -------      --------       --------
Net income.............................................           $ 8,596        13,196         17,048
                                                                  =======      ========       ========
   Basic earnings per share............................           $  0.53      $   0.63       $   0.75
                                                                  =======      ========       ========
   Diluted earnings per share..........................           $  0.50      $   0.61       $   0.73
                                                                  =======      ========       ========



  The accompanying notes are an integral part of these consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)


                                 COMMON STOCK                               ACCUMULATED
                                --------------    ADDITIONAL                   OTHER
                                          PAR      PAID-IN     RETAINED    COMPREHENSIVE    TREASURY
                                SHARES   VALUE     CAPITAL     EARNINGS        LOSS           STOCK       TOTAL
                                ---------------- -----------  ---------  ----------------  ----------  -----------
Balance, December  27, 1997..   16,023     $160     $61,496     $4,823            $(353)    $(1,528)      $64,598
Exercise of stock options....      149        2         170                                                   172
Issuance of stock for
   acquisitions..............      326        3       3,742                                                 3,745
Recovery of acquisition
   escrow shares due to
   settlement of lawsuit ....                                                                (1,788)       (1,788)
Comprehensive income:
   Net income................                                    8,596
   Foreign currency
     translation adjustments,
     net of taxes of $120....                                                      (221)
     Total comprehensive
       income ...............                                                                               8,375
                                ------     ----    --------    -------          -------    --------      --------
Balance, December 31, 1998...   16,498     $165    $ 65,408    $13,419           $ (574)   $ (3,316)      $75,102
Exercise of stock options....      298        3       1,087                                                 1,090
Issuance of common
   stock.....................    6,125       61      61,563                                                61,624
Issuance of stock for
   acquisitions...........       1,593       16      17,422                                                17,438
Repurchase of stock..........                                                                (9,790)       (9,790)
Comprehensive income:
   Net income................                                   13,196
Foreign currency
   translation adjustments,
   net of taxes of $418 .....                                                      (777)
     Total comprehensive
       income................                                                                              12,419
                                ------     ----    --------    -------          -------    --------      --------
Balance, December 31, 1999...   24,514     $245    $145,480    $26,615          $(1,351)   $(13,106)     $157,883
Exercise of stock options....      333        3       1,470                                                 1,473
Tax benefit from exercises
   of options................                           867                                                   867
Issuance of stock for
   acquisitions..............      217        2       2,437                                                 2,439
Repurchase of stock..........                                                               (12,606)      (12,606)
Comprehensive income:
   Net income ...............                                   17,048
   Foreign currency
     translation adjustments,
     net of taxes of $179 ...                                                      (333)
     Total comprehensive
       income ...............                                                                              16,715
                                ------     ----    --------    -------          -------    --------      --------

Balance, December 31, 2000...   25,064     $250    $150,254    $43,663          $(1,684)   $(25,712)     $166,771
                                ======     ====    ========    =======          =======    ========      ========




  The accompanying notes are an integral part of these consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                                              YEAR ENDED
                                                                          --------------------------------------------------
                                                                               1998              1999              2000
                                                                          ---------------   --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...........................................................         $8,596           $13,196            $17,048
 Adjustments to reconcile net income to net cash
       provided by operating activities:
  Depreciation and amortization.......................................          2,654             4,570              6,591
  Deferred income taxes...............................................          1,842               486                290
  Equity in earnings of investee......................................           (713)             (179)               (87)
  Gain on sale of investment in investee..............................              -                 -             (1,734)
  Loss on disposal of property and equipment..........................              -                 -                110
  Changes in operating assets and liabilities, net of acquisitions:
    Increase in accounts receivable...................................         (2,848)           (4,884)            (7,815)
    Increase in inventories...........................................           (786)           (3,323)            (4,862)
    Decrease (increase) in prepaid expenses and other assets..........         (4,737)              756             (6,120)
    Decrease in accounts payable, accrued liabilities and
        other current liabilities.....................................           (500)           (6,762)            (2,562)
    Increase (decrease) in income taxes payable.......................            162              (717)               177
    Increase (decrease) in minority interest..........................           (105)               66                  9
                                                                             --------          --------           --------
 Net cash provided by operating activities............................          3,565             3,209              1,045
                                                                             --------          --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment.................................         (3,301)           (3,414)            (7,833)
   Purchase of patents, licenses and trademarks.......................         (3,448)                -                (83)
   Purchase of businesses, net of cash acquired.......................        (12,068)          (36,677)           (19,243)
   Dividends received from equity investee............................            478               115                 87
   Proceeds from the sale of investment in investee...................              -                 -              2,568
   Purchases of equity securities.....................................              -                 -             (1,682)
   Proceeds from the sale of equity securities........................              -                 -                857
   Other fees paid related to acquisitions............................           (685)                -                  -
   Advances to stockholders...........................................         (1,677)                -                  -
                                                                             --------          --------           --------
 Net cash used in investing activities................................        (20,701)          (39,976)           (25,329)
                                                                             --------          --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock.............................              -            61,624                  -
   Proceeds from the exercise of stock options........................            172             1,090              1,473
   Repurchases of treasury shares.....................................              -            (9,790)           (12,606)
   Deferred loan costs................................................              -                 -               (256)
   Net repayments of long-term debt...................................           (367)           (5,105)              (867)
   Repayments of debt assumed in acquisitions.........................              -                 -             (1,329)
   Borrowings under lines of credit...................................          5,041            57,868             76,097
   Repayments under lines of credit...................................              -           (61,686)           (43,884)
                                                                             --------          --------           --------
 Net cash provided by financing activities............................          4,846            44,001             18,628
                                                                             --------          --------           --------
 Effect of exchange rate changes on cash..............................           (221)             (777)              (333)
                                                                             --------          --------           --------
 Net increase (decrease) in cash and cash  equivalents................        (12,511)            6,457             (5,989)
 Cash and cash equivalents, beginning of period.......................         19,300             6,789             13,246
                                                                             --------          --------           --------
 Cash and cash equivalents, end of  period............................       $  6,789          $ 13,246           $  7,257
                                                                             ========          ========           ========


  The accompanying notes are an integral part of these consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      THE COMPANY AND NATURE OF BUSINESS -- Armor Holdings, Inc. (the "Company"or "Armor") is a global provider of security risk management services and products to multi-national corporations, governmental agencies and law enforcement personnel through two operating divisions - Armor Holdings Products and ArmorGroup Services.

Armor Holdings Products Division. Armor Holdings Products division manufactures and sells a broad range of high quality branded law enforcement equipment, such as ballistic resistant vests and tactical armor, hard armor, less lethal munitions, police batons, forensic, fingerprint and evidence collection equipment, anti-riot products including tear gas and distraction grenades, narcotics identification kits, custom-built armored vehicles, specialty lubricants, cleaners and preservatives and military weapon maintenance systems and holsters and duty gear. These products are marketed under brand names that are well-known and respected in the law enforcement community such as American Body Armor, Safariland, Defense Technology, Federal Laboratories, MACE(R), PROTECH, NIK(R) Public Safety, Break-Free, Monadnock Lifetime Products and Lightning Powder. Armor Holdings Products division sells manufactured products primarily to law enforcement agencies through a worldwide network of over 500 distributors and sales agents including approximately 350 in the United States. Extensive distribution capabilities and commitment to customer service and training have enabled us to become a leading provider of security equipment to law enforcement agencies.

ArmorGroup Services Division. ArmorGroup Services division provides a broad range of sophisticated security risk management solutions to multi-national corporations in diverse industries such as natural resources, financial services and consumer products, and to governmental and non-governmental agencies such as the U.S. Department of State, the United Nations and the World Bank. Clients typically have personnel and other investments in unstable and often violent areas of the world. Through ArmorGroup Services offices on five continents, ArmorGroup Services provides its multi-national clients with a diversified portfolio of security solutions to assist them in mitigating risks in their operations around the world. ArmorGroup Services' highly trained, multi-lingual and experienced security personnel work closely with our clients to create and implement solutions to complex security problems. These services include the design and implementation of risk management plans and security systems, provision of security specialists and training of security personnel. ArmorGroup Services provides its multi-national clients with specialized investigative services enhanced by its global network. These services include intellectual property asset protection and related investigative services ranging from protecting companies against counterfeiting, patent infringements, product tampering and extortion to identifying unethical supplier activities. In addition, ArmorGroup Services provides business intelligence, fraud investigation, computer forensic and asset tracing and recovery services to financial services companies, law firms and other entities worldwide.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

      CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with what it believes to be various high quality banks. Amounts held in individual banks may periodically exceed, for brief time periods, federally insured amounts. The Company's accounts receivable consist of amounts due from customers and distributors located throughout the world. International product sales generally require cash in advance or confirmed letters of credit on United States ("U.S.") banks. The Company maintains reserves for potential credit losses. As of December 31, 1999 and 2000, management believes that the Company had no significant concentrations of credit risk.

      INVENTORIES -- Inventories are stated at the lower of cost or market determined on the first-in, first-out ("FIFO") method.

      FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying value of cash and cash equivalents, accounts receivable, other receivables, accounts payable, and short and long-term debt approximates fair value at December 31, 1999 and 2000.

      PROPERTY AND EQUIPMENT -- Property and equipment are carried at cost less accumulated depreciation. Upon disposal of property and equipment, the appropriate accounts are reduced by the related cost and accumulated depreciation. The resulting gains and losses are reflected in consolidated earnings. Depreciation is computed using the straight-line method over the estimated lives of the related assets as follows:

           Buildings and improvements .............   5 - 39 years
           Machinery and equipment ................   3 - 7 years

      GOODWILL -- Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill and other intangible assets are stated on the basis of cost and are amortized, principally on a straight-line basis, over the estimated future periods to be benefited (20 to 40 years).

      PATENTS, LICENSES AND TRADEMARKS -- Patents, licenses and trademarks were acquired through acquisitions accounted for by the purchase method of accounting. Such assets are amortized on a straight line basis over their remaining lives of 10 to 40 years.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS
- -- This intangible asset, included in other assets, is amortized on a straight-line basis over twenty-five years. The net asset at December 31, 1999 and 2000 amounted to approximately $1,511,000 and $1,355,000, respectively.

      IMPAIRMENT - Long-lived assets including certain identifiable intangibles, and the goodwill related to those assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets. Management has reviewed the Company's long-lived assets and has determined that there are no events requiring impairment loss recognition. The method used to determine the existence of an impairment would be undiscounted operating cash flows estimated over the remaining amortization period for the related long-lived assets. Impairment is measured as the difference between fair value and unamortized cost at the date impairment is determined.

      RESEARCH AND DEVELOPMENT -- Research and development costs are included in operating expenses as incurred and for the years ended December 31, 1998, 1999 and 2000, approximated $738,000, $1,559,000, and $2,590,000, respectively.

      ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the carrying value of long-lived assets, valuation allowances for receivables, inventories and deferred income tax assets, liabilities for potential litigation claims and settlements; and contract contingencies and obligations. Actual results could differ from those estimates.

      INCOME TAXES -- The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under the asset and liability method specified thereunder, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are offset by deferred tax assets relating to net operating loss carryforwards and deductible temporary differences. Future benefits obtained from utilization of net operating loss carryforwards or from the reduction in the income tax asset valuation allowance existing on September 20, 1993 have been and will be applied to reduce reorganization value in excess of amounts allocable to identifiable assets. At December 31, 1999 and 2000, the Company's consolidated foreign subsidiaries have unremitted earnings of approximately $6 million and $10 million, respectively on which the Company has not recorded a provision for United States Federal income taxes since these earnings are considered to be permanently invested. Such foreign earnings have been taxed according to the regulations existing in the countries in which they were earned.

      REVENUE RECOGNITION -- The Company records service revenue as the service is provided on a contract by contract basis. Revenues are recorded at the time of shipment of products or performance of services. Revenues from service contracts are recognized over the term of the contract. Returns are minimal and do not materially effect financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


      ADVERTISING - The Company expenses advertising costs as expense in the period in which they are incurred.

      EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding compounding the effects of all potentially dilutive common stock equivalents, principally options, except in cases where the effect would be anti-dilutive.

      COMPREHENSIVE INCOME AND FOREIGN CURRENCY TRANSLATION -- In accordance with SFAS No. 130, "Reporting Comprehensive Income", assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment, net of tax, which represents the effect of translating assets and liabilities of the Company's foreign operations is recorded as a reduction of equity of $1,351,000 and $1,684,000 for the years ended December 31, 1999 and 2000, respectively, and is classified as accumulated other comprehensive loss. The current year change in the accumulated amount, net of tax, is included as a component of comprehensive income.

      RECLASSIFICATIONS -- Certain reclassifications have been made to the 1998 and 1999 financial statements in order to conform to the presentation adopted for 2000. These reclassifications had no effect on net income or retained earnings.

      AICPA STATEMENT OF POSITION 98-5 (SOP 98-5) -- The Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position SOP 98-5, "Reporting on the Costs of Start-Up Activities, " on January 1, 1999. SOP 98-5 requires the expensing of start-up costs, defined as pre-opening, pre-operating and pre-contract type costs. The adoption of SOP 98-5 did not have a material impact on the consolidated results of operations, financial position or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

      In the fourth quarter of 2000, the Company adopted SEC Staff Accounting
Bulletin: No. 101 (SAB No. 101) - Revenue Recognition. The reporting requirements under SAB No. 101 did not have an impact on the Company's consolidated results of operations, financial position or cash flows.

      The Company will adopt SFAS 133. "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and 138, on January 1, 2001. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not currently have derivative instruments and accordingly, FAS 133, as amended, is not expected to impact the Company's financial position, results of operations or cash flows.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have an impact on the Company's financial position, results of operations or cash flows.

2. BUSINESS COMBINATIONS

      The Company has completed numerous purchase business combinations for cash and/or shares of the Company's common stock and assumption of liabilities in certain cases. In the three years in the period ended December 31, 2000, the following acquisitions were made:

                                                                              (in thousands, except shares issued)

                                                                            Total             Shares          Value of
                                                                        Consideration         Issued           Shares
                                                                      ------------------  ---------------  ----------------
1998
- ----
Low Voltage Systems Technology, Inc. (January)                                     $750           18,519              $188
Asmara Limited (April)                                                           $3,000           36,846              $415
Pro-Tech Armored Products of Massachusetts, Inc. (April)                         $1,600           42,592              $485
CDR International Ltd. (June)                                                    $2,500          210,460            $2,457
Alarm Protection Services, Inc. (July)                                           $1,215           17,429              $200
Law Enforcement Division of Mace Security International (July)                   $4,600               --                --

1999
- ----
Safariland Ltd., Inc. (April)                                                   $45,000          300,752            $4,000
The Parvus Company (May)                                                         $1,300           64,876              $754
Alarm Systems Holding Company and Fire Alarm Service Corporation
  (June)                                                                        $12,700        1,226,021           $12,669
Additional purchase price paid/issued for acquisition earnouts                  $18,475            1,096           $17,438

Aggregate 2000 acquisitions                                                     $22,483          191,845            $2,094
Additional purchase price paid/issued for acquisition earnouts                   $1,316           24,064              $345

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    BUSINESS COMBINATIONS - CONTINUED

Businesses acquired are included in consolidated results from the date of acquisition. Pro forma results for the 2000 acquisitions are not presented as they would not differ by a material amount from actual results. The following unaudited pro forma consolidated results are presented to show the results on a pro forma basis as if the 1998 and 1999 acquisitions had been made as of the beginning of the years acquired; also as if made at the beginning of 1998 for the 1999 acquisitions:

                                                           1998         1999
                                                         --------     --------
            (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues............................................    $152,275      $173,973
Net income..........................................    $  8,235      $ 13,321
Basic and diluted earnings per share................    $   0.44      $   0.59
Weighted average shares.............................      18,775        22,140



3.    INVENTORIES

      The components of inventory as of December 31, 1999 and 2000 are as follows:

                                                         1999          2000
                                                       --------      --------
                                                            (IN  THOUSANDS)
Raw materials.......................................    $ 8,812        $13,756
Work-in-process.....................................      1,243          1,999
Finished goods......................................      6,397          7,920
                                                        -------        -------
                                                        $16,452        $23,675
                                                        =======        =======


4.    PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1999 and 2000 are summarized as follows:

                                                         1999          2000
                                                       --------      --------
                                                            (IN  THOUSANDS)
Land................................................   $ 1,330       $  3,312
Buildings and improvements..........................     7,536         10,394
Machinery and equipment.............................    13,780         21,030
                                                      --------       --------
Total...............................................    22,646         34,736
Accumulated depreciation............................    (6,279)       (10,146)
                                                      --------       --------
                                                      $ 16,367       $ 24,590
                                                      ========       ========

Depreciation expense for the years ended December 31, 1998, 1999 and 2000 was approximately $1,409,000, $2,107,000, and $3,162,000 respectively. In the statement of operations for the years ended December 31, 1998, 1999 and 2000, depreciation expense in the income statement has been reduced by $131,000, $130,000 and $130,000, respectively for the amortization of the proceeds received under an economic development grant received from the Department of Housing and Urban Development.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accounts payable, accrued expenses and other current liabilities as of December 31, 1999 and 2000 are summarized as follows:

                                                         1999          2000
                                                       --------      --------
                                                            (IN  THOUSANDS)

Trade and other payables............................    $5,717         4,432
Accrued expenses....................................     6,382         6,914
Additional purchase price for acquisition earnouts..         -         3,000
Deferred consideration for acquisitions.............         -         1,550
Other...............................................     2,162         2,263
                                                       -------       -------
                                                       $14,261       $18,159
                                                       =======       =======

6.    DEBT


                                                                                         December 31,   December 31,
                                                                                             1999           2000
                                                                                          ----------     ---------

                                                                                                  (IN THOUSANDS)
Credit facility (a) ............................................................          $    --        $ 32,981
Note to former shareholder, payable every four months in installments of
    $95 through April 2000 with an imputed rate of interest of 10.0%............               87              --
Ontario Industrial Development Authority Variable Rate Demand Industrial
Development Revenue Bonds, Series 1989 payable in annual installments of $200
   to $300, through August 1, 2014, with interest paid monthly at varying rates                --           3,300
Note payable for purchase of business, discounted at 8.5%, requiring varying
  principal payments through June 30, 2003 .....................................               --             548
Note payable for purchase of software, payable in annual installments of
   $125, with a fixed interest rate of 8.0% ....................................               --             350
Note to former officer payable in monthly principal and interest installments
of $7 through  December 31, 2009 with an imputed interest rate of 9.25% ........              505             469
Minimum guaranteed royalty to former officer payable in monthly principal and interest installments of $4 through August 2005, with an imputed interest
  rate of 9.2% .................................................................              219             188
Minimum guaranteed royalty to former officer payable in monthly principal and interest installments of $36 through April 2005, with an imputed interest
   rate of 7.35% ...............................................................            1,888           1,524
                                                                                          -------        --------
                                                                                          $ 2,699        $ 39,360
Less current portion............................................................             (359)         (1,072)
                                                                                          -------        --------
                                                                                          $ 2,340        $ 38,288
                                                                                          =======        ========


      (a) Credit Facility - On February 25, 2000, the Company amended its existing credit agreement with Canadian Imperial Bank of Commerce, Inc. ("CIBC"), Bank of America, N.A. ("BofA"), First Union National Bank ("First Union") and SunTrust Bank, North Florida, N.A. ("SunTrust") as lenders, BofA as Documentation Agent, and CIBC as Administrative Agent (the "Credit Agreement"). Pursuant to the Credit Agreement, as amended, the several lenders established a five-year $100,000,000 line of credit (the "Credit Facility") for the Company's benefit.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    DEBT - CONTINUED


The Company's indebtedness under the Credit Facility is evidenced by Five Year (three years remaining) Revolving Credit Notes of up to $100,000,000. All borrowings under the Credit Facility bear interest at either (1) the base rate, plus an applicable margin ranging from .000% to .375% depending on certain conditions, or the eurodollar rate, plus an applicable margin ranging from 1.125% to 1.875% depending on certain conditions. In addition, the Credit Facility provides that BofA will make swing- line loans of up to $5,000,000 available to the Company to be used by the Company for working capital purposes. CIBC, Inc. and BofA will also issue letters of credit of up to $10,000,000 to the Company. At December 31, 2000, the Company had $32,980,770 outstanding under the line of credit and approximately $3,804,000 outstanding in letters of credit. The Company had no such borrowing outstanding at December 31, 1999.

      As part of the credit agreement, all of the Company's direct and indirect domestic subsidiaries agreed to guarantee the Company's obligations under the credit agreement pursuant to a guarantee by certain subsidiaries. The credit agreement is collateralized by (1) a pledge of all of the issued and outstanding shares of stock of certain domestic subsidiaries of the Company pursuant to a pledge agreement and (2) a pledge of 65% of the issued and outstanding shares of the Company's foreign subsidiary, Armor Holdings Limited, organized under the laws of England and Wales. In addition, the Company is restricted from paying dividends

Maturities of long-term debt are as follows:

                      YEAR ENDED                      (IN THOUSANDS)

       2001..............................                $ 1,072
       2002..............................                    835
       2003..............................                    861
       2004..............................                 33,875
       2005..............................                    362
       Thereafter........................                  2,355
                                                         -------
                                                         $39,360

The Company's subsidiary Defense Systems Limited maintains a $2 million overdraft facility with a variable interest rate requiring monthly interest payments. This overdraft facility expires March 31, 2001. The overdraft facility had an outstanding balance of approximately $1.9 million and $1.2 million for the years ended December 31, 1999 and 2000 respectively.


7. INTEGRATION AND OTHER NON-RECURRING ITEMS

      As a result of its acquisition program, the Company incurred integration costs of approximately $2.6 million and $3.3 million for the years ending December 31, 1999 and 2000, respectively. These costs related to the relocation of assets and personnel, severance costs, systems integration, domestic and international tax restructuring as well as integrating the sales and marketing functions for the companies acquired during the period.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  COMMITMENTS AND CONTINGENCIES

      EMPLOYMENT CONTRACTS -- The Company is party to several employment contracts at year ending December 31, 2000 with certain members of management. Such contracts are for varying periods and include restrictions on competition after termination. These agreements provide for salaries, bonuses and other benefits and also specify and delineate the granting of various stock options.

      LEGAL/LITIGATION MATTERS - On January 16, 1998, our ArmorGroup Services division ceased operations in the country of Angola. The cessation of operations in Angola was dictated by that government's decision to deport all of our expatriate management and supervisors. As a result of the cessation of operations in Angola, our Armor Group Services division is involved in various disputes with SHRM S.A.("SHRM"), its minority joint venture partner relating to the Angolan business. On March 6, 1998, SIA (a subsidiary of SHRM) filed a complaint against Defense Systems France, SA ("DSF") before the Commercial Court of Nanterre (Tribunal de Commerce de Nanterre) seeking to be paid an amount of $577,286 corresponding to an alleged debt of DSIA to SIA. On, June 27, 2000, the judge of the Paris Commercial Court ruled SHRM did not provide evidence required to establish its standing and the proceedings brought by SHRM were cancelled. On October 3, 2000, a winding up petition was served by DSF against DSIA. On October 31, 2000, SHRM filed a counterclaim seeking to have this winding up petition dismissed. On November 28, 2000, SHRM appealed the judgement rendered by the Paris Commercial Court on June 27, 2000 claiming that the Paris Commercial Court no longer has jurisdiction over the case. The procedure before the Nanterre Commercial Court is still pending, awaiting a decision on the liquidation of DSIA.

      SETTLEMENTS -- In November of 2000, without either admitting or denying the accusations, the Company settled its lawsuit with Second Chance Body Armor, Inc. and other lawsuits for approximately $2.0 million, including legal costs. The dispute that led to the Second Chance Body Armor lawsuit was filed in 1994 and related to allegations of trademark infringement that were purported to have occurred during the period 1984 to 1994.

      OTHER -- In addition to the above, the Company, in the normal course of business, is subjected to claims and litigation in the areas of product and general liability. Management believes it has adequate insurance coverage in the areas of product and general liability. Management does not believe any of such claims will have a material impact on the Company's financial statements.


9.   INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

      At December 31, 1999, the Company had a 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS") for which the equity method of accounting for investments was used. On May 31, 2000, the Company sold its investment in JSGS for a pre-tax gain of approximately $1.7 million included in other income. The Company recognized equity in earnings of investee of $87,000 for the five months ended May 31, 2000, the date of the sale.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

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

      Revenues, income from operations (before amortization, equity in earnings, integration expenses and interest income, net) and total assets for each of our segments for the years ended December 31, 1998, 1999 and 2000, were as follows:


                                             1998         1999          2000
                                           --------     --------      --------
                                                     (IN THOUSANDS)
Revenues:
     Services............................  $ 51,563     $ 59,958      $ 85,612
     Products............................    45,644       96,706       135,343
                                           --------     --------      --------
          Total revenues.................  $ 97,207     $156,664      $220,955
                                           ========     ========      ========
Income from operations:
     Services............................  $  6,695     $  6,894      $  9,842
     Products............................     8,717       21,195        29,879
     Corporate...........................    (1,758)      (2,836)       (6,606)
                                           --------     --------      --------
          Total income from operations...  $ 13,654     $ 25,253      $ 33,115
                                           ========     ========      ========

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES - CONTINUED

                                             1998         1999          2000
                                           --------     --------      --------
                                                     (IN THOUSANDS)
Total assets:
    Services.............................  $ 41,531     $ 65,134      $ 88,361
    Products.............................    45,470      103,092       128,000
    Corporate............................     7,352       10,696         9,596
                                           --------     --------      --------
          Total assets...................  $ 94,353     $178,922      $225,957
                                           ========     ========      ========

      The following financial information with respect to sales to principal geographic areas for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                            1998         1999         2000
                                         -----------  -----------  ------------

Revenues:
     North America.......................  $36,596     $ 94,847      $144,966
     South America.......................   16,484       16,246        17,941

     Africa..............................   18,932       17,987        18,153

     Europe/Asia.........................   24,668       27,584        36,869

     Other...............................      527           --         3,026
                                           -------     --------      --------
          Total revenues.................  $97,207     $156,664      $220,955
                                           =======     ========      ========

Income from operations:
     North America.......................  $ 6,464     $ 16,938      $ 23,753
     South America.......................    2,344        2,855         3,223
     Africa..............................    4,220        2,645         5,124
     Europe/Asia.........................      502        2,815           288
     Other...............................      124           --           727
                                           -------     --------      --------
          Total income from operations...  $13,654     $ 25,253      $ 33,115
                                           =======     ========      ========

Total assets:
     North America.......................  $47,881     $142,375      $163,047
     South America.......................    4,477        5,673         6,974
     Africa..............................    4,892        3,001        14,447
     Europe/Asia.........................   37,103       27,873        41,489
                                           -------     --------      --------
          Total assets...................  $94,353     $178,922      $225,957
                                           =======     ========      ========


11.   INCOME TAXES

      Income tax expense (benefit) for the years ended December 31, 1998, 1999, and 2000 consisted of the following:

                                             1998          1999          2000
                                          ----------    ----------    ----------
                                                       (IN THOUSANDS)
Current
  Domestic..............................    $2,638         $6,059        $8,270
  Foreign...............................     2,641          1,458           782
                                            ------        -------        ------
   Total current........................    $5,279        $ 7,517        $9,052
                                            ------        -------        ------
Deferred
  Domestic..............................    $  107        $   597           676
  Foreign...............................      (309)          (111)         (386)
                                            ------        -------        ------
     Total deferred.....................    $ (202)       $   486        $  290
                                            ------        -------        ------
      Total provision for income taxes..    $5,077        $ 8,003        $9,342
                                            ======        =======        ======

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.   INCOME TAXES - CONTINUED

      Significant components of the Company's net deferred tax asset as of December 31, 1999 and 2000 are as follows:

                                                       1999           2000
                                                    ----------     ----------
                                                         (IN THOUSANDS)
Deferred tax assets:
     Reserves not currently deductible............    $ 1,428         $1,383
     Operating loss carryforwards.................      3,063          3,263
     Research and development and other ..........        551            426
                                                    ----------     ----------
                                                        5,042          5,072
Deferred tax asset valuation allowance............        (75)           (75)
                                                    ----------     ----------
Deferred tax asset, net of valuation allowance....    $ 4,967        $ 4,997

Deferred tax liability:
      Property and equipment .....................       (310)          (630)
                                                    ==========     ==========
Net deferred tax asset ...........................    $ 4,657        $ 4,367
                                                    ==========     ==========

      The components giving rise to the net deferred tax asset described above have been included in the accompanying consolidated balance sheet as of December 31, 1999 and 2000 are as follows:

                                                        1999           2000
                                                      ----------    -----------
               Other current assets ................    $1,306         $1,620
               Other assets.........................     3,351          2,747
                                                      ----------    -----------
               Total deferred tax assets............    $4,657         $4,367
                                                      ==========    ===========

      The following reconciles the income tax expense computed at the Federal statutory income tax rate to the provision for income taxes recorded in the income statement for the years ended December 31, 1998, 1999 and 2000:

                                                           1998        1999        2000
                                                        ----------  ----------  ----------
Provision for income taxes at statutory Federal rate        34.0%       35.0%       35.0%
State and local income taxes, net of Federal benefit         1.8%        1.6%        1.3%
Foreign income taxes                                         1.5%        0.8%       (4.2%)
Other non-deductible items                                  (0.1%)       0.4%        3.3%
                                                        ----------  ----------  ----------
                                                            37.2%       37.8%       35.4%
                                                        ==========  ==========  ==========


      The decrease in effective tax rate indicated above for foreign taxes is a result of the Company's re-estimation of foreign tax liabilities and the related U.S. liability as a result of the Company's execution of certain reorganization and other strategic plans.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  STOCKHOLDERS' EQUITY - CONTINUED

      Effective with the change in control of the Company by Kanders Florida Holdings, Inc. on January 18, 1996, the utilization of the United States portion of the NOL became restricted to approximately $300,000 per year. As of December 31, 2000, the Company had U.S. and foreign NOLs of approximately $10,400,000. The U.S. portion of the net NOLs expire in varying amounts in fiscal years 2006 to 2019. At December 31, 2000, the Company also has tax credits of $426,000 subject to certain limitations due to the acquisition of Safariland, LTD. These credits will expire in varying amounts in fiscal years to 2019.

      PREFERRED STOCK -- On July 16, 1996, the Company's shareholders authorized a series of preferred stock with such rights, privileges and preferences as the Board of Directors shall from time to time determine. The Company has not issued any of this preferred stock.

      STOCK OPTIONS AND GRANTS -- In 1994, the Company implemented an incentive stock plan and an outside directors' stock plan. These plans collectively provide for the granting of options to certain key employees as well as providing for the grant of common stock to outside directors and to all full time employees. Pursuant to such plans, 1,050,000 shares of common stock were reserved and made available for distribution. The option prices of stock which may be purchased under the incentive stock plan are not less than the fair market value of common stock on the dates of the grants. Effective January 19, 1996, all stock grants awarded under the 1994 incentive stock plan were accelerated and considered fully vested.

      In 1996, the Company implemented an incentive stock plan and an outside directors' stock plan. These plans collectively provide for the granting of options to certain key employees and directors. Pursuant to such plans, as amended, 2,200,000 shares of common stock were reserved and made available for distribution. The option prices of stock which may be purchased under the incentive stock plan are not less than the fair market value of common stock on the dates of the grants.

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

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  STOCKHOLDERS' EQUITY - CONTINUED


for its employee stock compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

      If compensation cost for stock option grants had been determined based on the fair value on the grant dates for 1998 1999 and 2000 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts for the years ended December 31, 1998, 1999 and 2000 as indicated below:



                                                                1998          1999          2000
                                                            ------------- -------------- ------------

Net earnings........................        As reported        $ 8,596       $ 13,196     $ 17,048
                                            Pro forma          $ 7,844       $ 11,375     $ 16,245
Diluted earnings per share..........        As reported        $  0.50       $   0.61      $  0.73
                                            Pro Forma          $  0.45       $   0.52      $  0.70


      Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1998, 1999 and 2000:


                                                   1998           1999           2000
                                                -----------     ----------     ---------
Expected life of option.............               3 yrs          3 yrs         4 yrs
Dividend yield......................                  0%             0%            0%
Volatility..........................               31.9%          35.8%         30.9%
Risk free interest rate.............               5.50%          5.76%         5.76%


      The weighted average fair value of options granted during 1998, 1999 and 2000 are as follows:


                                                                 1998                1999           2000
                                                         ----------------------   -----------   -------------
                                                           (IN THOUSANDS, EXCEPT FOR FAIR VALUE OF OPTIONS)
Fair value of each option granted...................                   $2.89        $ 3.48           $4.79
Total number of options granted.....................                     286         1,871             185
Total fair value of all options granted.............                   $ 827        $6,511            $886


      Outstanding options, consisting of ten-year incentive and non-qualified stock options, vest and become exercisable over a three year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable ten-year period.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  STOCKHOLDERS' EQUITY - CONTINUED

      A summary of the status of stock option grants as of December 31, 2000 and changes during the years ending on those dates is presented below:


                                                                                WEIGHTED
                                                                                 AVERAGE
                                                         OPTIONS               EXERCISE PRICE
                                                      -------------        ---------------------
     Outstanding at December 27, 1997...............    2,041,000                $ 5.69
     Granted........................................      286,450                 10.32
     Exercised......................................     (148,582)                 1.11
     Forfeited......................................     (101,667)                10.12
                                                        ---------

     Outstanding at December 31, 1998...............    2,077,201                  6.46
     Granted........................................    1,871,000                 11.14
     Exercised......................................     (298,277)                 3.65
     Forfeited......................................     (104,666)                 9.54
                                                        ---------

     Outstanding at December 31, 1999...............    3,545,258
     Granted........................................      185,000                 14.37
     Exercised......................................     (333,075)                 4.57
     Forfeited......................................     (102,344)                10.98
                                                        ---------

     Outstanding at December 31, 2000...............    3,294,839
                                                        =========

     Options exercisable at December 31, 2000.......    2,192,109
                                                        =========


The following table summarizes information about stock options outstanding as of December 31, 2000:

                                                  12/31/2000                          REMAINING
                                                   OPTIONS            OPTIONS           LIFE IN
EXERCISE PRICE                                   OUTSTANDING        EXERCISABLE          YEARS
                                                ---------------    ---------------   -------------
   0.97.....................................        19,166             19,166            3.5
   1.05.....................................       109,429            109,429            5.0
   3.75.....................................       150,000            150,000            5.0
   6.06.....................................       150,000            150,000            5.7
   6.75.....................................        20,000             20,000            6.0
   6.94.....................................        12,000             12,000            5.7
   7.38.....................................        15,000             15,000            5.7
   7.50.....................................       375,000            375,000            5.4
   7.81.....................................        10,000             10,000            6.0
   8.00.....................................        75,000             75,000            5.8
   9.00.....................................        10,000             10,000            6.3
   9.25.....................................       115,000             72,333            7.7
   9.50.....................................        10,000             10,000            6.3


                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  STOCKHOLDERS' EQUITY - CONTINUED

  9.69......................................       225,625            115,209            8.5
  9.94......................................         3,000              2,000            7.6
 10.00......................................         5,000              1,667            8.6
 10.19......................................        86,000             28,668            8.5
 10.25......................................        20,000              6,667            8.6
 10.31......................................         2,000                667            8.5
 10.44......................................       147,000            115,665            7.3
 10.56......................................         3,334              1,111            8.4
 10.63......................................        16,667              8,334            7.9
 10.72......................................         8,334                  -            7.0
 11.00......................................       154,800            148,133            6.7
 11.19......................................        63,834             43,560            7.9
 11.31......................................       725,000            375,001            8.0
 11.63......................................         3,000              1,000            8.3
 11.88......................................         7,000                333            7.5
 12.00......................................        50,000             50,000            6.7
 12.03......................................        25,000              8,333            8.9
 12.19......................................        25,000                  -            8.1
 12.25......................................        11,450              7,299            7.4
 12.69......................................       150,000             50,000            8.3
 12.85......................................        44,800             44,800            6.2
 13.13......................................        10,000              3,334            8.2
 13.19......................................       309,000            116,667            8.6
 13.50......................................        10,000              3,333            8.0
 14.44......................................        30,000             10,000            8.2
 14.83......................................        22,400             22,400            6.2
 16.31......................................         6,000                  -            9.8
 17.00......................................        60,000                  -           10.0
                                              ------------       ------------
Total.......................................     3,294,839          2,192,109
                                              ============       ============


Remaining non-exercisable options as of December 31, 2000 become exercisable as follows:

                2001................................      584,413
                2002................................      473,317
                2003................................       45,000


      EARNINGS PER SHARE -- The following details the earnings per share computations on a basic and diluted basis for the years ended December 31, 1998, 1999 and 2000:

                                                                   1998         1999          2000
                                                                ------------ ------------  -----------
Numerator for basic and diluted earnings per share:
  Net income available to common shareholders.............         $ 8,596     $ 13,196     $ 17,048
                                                                ------------ ------------  -----------
Denominator:
  Basic earnings per share weighted average shares
   outstanding............................................          16,165       21,006       22,630

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  STOCKHOLDERS' EQUITY - CONTINUED

                                                                  1998         1999          2000
                                                              ------------ ------------  -----------
  Effect of dilutive securities:
    Effect of shares issuable under stock option and
      stock grant plans, based on the treasury stock
    Method..................................................      1,189          696          726
                                                                -------      -------      -------
 Denominator for diluted earnings per share --
    Adjusted weighted-average shares........................     17,354       21,702       23,356
                                                                -------      -------      -------
Basic earnings per share....................................    $  0.53      $  0.63      $  0.75
                                                                =======      =======      =======
Diluted earnings per share..................................    $  0.50      $  0.61      $  0.73
                                                                =======      =======      =======


13.  SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                  1998         1999          2000
                                                               ------------ ------------  -----------
Cash paid during the year for:
   Interest.................................................   $    273     $    993     $  1,809
                                                               ========     ========     ========
   Income taxes.............................................   $  4,724     $  8,418     $  8,935
                                                               ========     ========     ========

Acquisitions of businesses, net of cash acquired:
   Fair value of assets acquired............................    $10,578      $20,476      $ 6,142
   Goodwill.................................................     11,732       50,859       24,100

   Liabilities assumed......................................    (10,072)     (17,220)      (8,560)
   Stock issued.............................................     (3,746)     (17,438)      (2,439)
                                                               ------------ ------------  -----------
   Total cash paid..........................................   $  8,492     $ 36,677     $ 19,243
                                                               ========     ========     ========

   Debt assumed in acquisition of property..................   $      -     $      -     $  3,500
   Note payable issued for equipment.... ...................   $      -     $      -     $    500



14. QUARTERLY RESULTS (UNAUDITED)

   The following table presents summarized unaudited quarterly results of operations for the Company for fiscal 1999 and 2000. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.


                                                                               FISCAL 1999
                                                    ------------------------------------------------------------------
                                                       FIRST             SECOND             THIRD            FOURTH
                                                      QUARTER           QUARTER            QUARTER          QUARTER
                                                      -------           -------            -------          -------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue........................................       $26,840           $38,911            $45,091          $45,822
Gross profit...................................       $10,550           $15,716            $17,850          $18,141
Net income.....................................        $2,740            $2,835             $3,902           $3,719
Basic earnings per share.......................        $ 0.17            $ 0.14              $0.16           $ 0.16
Diluted earnings per share.....................        $ 0.16            $ 0.14             $ 0.16           $ 0.15


                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. QUARTERLY RESULTS (UNAUDITED) - CONTINUED

                                                                               FISCAL 2000
                                                    ------------------------------------------------------------------
                                                       FIRST             SECOND             THIRD            FOURTH
                                                      QUARTER           QUARTER            QUARTER          QUARTER
                                                      -------           -------            -------          -------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.........................................      $49,866           $55,467            $57,118          $58,504
Gross profit....................................       18,758            21,110             21,773           21,815
Net income......................................       $4,080            $5,536              2,460            4,972
Basic earnings per share........................        $0.18             $0.25              $0.11            $0.22
Diluted earnings per share......................        $0.17             $0.24              $0.11            $0.21


15.  EMPLOYEE BENEFIT PLANS

      In October 1997, the Company formed a 401(k) plan, (the "Plan") which provides for voluntary contributions by employees and allows for a discretionary contribution by the Company in the form of cash. The Company made a contribution of approximately $243,000 to the Plan in 2000. There were no such contributions in 1999 or 1998.


16.  RELATED PARTY TRANSACTIONS

      The Company subcontracts for certain security guard services with Alpha, Inc., wholly owned by a shareholder of the Company, who is also a director of Gorandel Trading Limited. In fiscal 1998, 1999 and 2000, security guard service fees of approximately $5,204,000; $3,392,000; and $2,444,000 respectively, were paid to Alpha. In August of 2000, The purchase price was approximately $1.0 million in cash consisting of both a current and deferred portion.

      On January 1, 1999, the Company entered into an agreement with Kanders & Company, Inc. to provide investment banking and financial advisory services to the Company. The specific details of such services and compensation to be paid to Kanders & Co. will be determined by the parties on a case by case basis. Warren B. Kanders, Chairman of the Board of the Company, is the sole stockholder of Kanders & Company, Inc.

17.  OPERATING LEASES

     The Company is party to certain real estate, equipment and vehicle leases. Several leases include options for renewal and escalation clauses. In most cases, management expects that in the normal course of business leases will be renewed or replaced by other leases. Approximate total future minimum annual lease payments under all noncancelable leases are as follows:


Year                                  (In thousands)
- ----                                  --------------

2001 ...............................      $1,256
2002 ...............................         808
2003 ...............................         613
2004 ...............................         512
2005 ...............................         232
Thereafter .........................         362
                                          ------
                                          $3,783
                                          ======


     The Company incurred rent expense of approximately $485,000, $1,152,000, and $1,523,700 during the years ended December 31, 1998, December 31, 1999 and December 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ARMOR HOLDINGS, INC.

/s/ Jonathan M. Spiller
- -----------------------------------------
Jonathan M. Spiller
President, Chief Executive Officer
and Director
Dated: March 31, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Jonathan M. Spiller                     /s/ Warren B. Kanders
- - ----------------------------------        ----------------------------------
Jonathan M. Spiller                         Warren B. Kanders
President and Chief Executive               Chairman of the Board of Directors
Officer and Director                        March 31, 2001
Principal Executive Officer
March 31, 2001

/s/ Robert R. Schiller                      /s/ Nicholas Sokolow
- -----------------------------------         ----------------------------------
Robert R. Schiller                          Nicholas Sokolow
Executive Vice President                    Director
and Chief Financial Officer                 March 31, 2001
March 31, 2001

/s/ Burtt R. Ehrlich                        /s/ Thomas W. Strauss
- -----------------------------------         ----------------------------------
Burtt R. Ehrlich                            Thomas W. Strauss
Director                                    Director
March 31, 2001                              March 31, 2001

/s/ Alair A. Townsend                       /s/ Stephen B. Salzman
- -----------------------------------         ----------------------------------
Alair A. Townsend                           Stephen B. Salzman
Director                                    Director
March 31, 2001                              March 31, 2001

The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:


EXHIBIT
  NO.             DESCRIPTION
- -------           -----------

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

+10.1 Credit Agreement (the "Credit Agreement"), dated as of February 12, 1999, among the Company, CIBC, NationsBank, First Union and SunTrust, as lenders, Canadian Imperial Bank of Commerce, as Administrative Agent and NationsBank, as Documentation Agent, in the aggregate principal amount of $60,000,000 (filed as Exhibit 5.1 to Form 8-K, Current Report of the Company, filed with the Commission on March 10, 1999 and incorporated herein by reference).

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

+10.13 First Amendment, dated as of October 26, 1999, to the Credit agreement.

+10.14            Second Amendment, dated as of February 25, 2000, to the Credit
                  Agreement.

@+10.15           Amended and Restated Employment Agreement between Jonathan M.
                  Spiller and the Company, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.5 to our 98 10-K).

@+10.16           Amended and Restated Employment Agreement between Robert R.
                  Schiller and the Company, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.6 to the 98 10-K).


@+10.17 Employment Agreement between Stephen E. Croskrey and the Company, dated as of February 8, 1999 (incorporated by reference to Exhibit 10.7 to the 98 10-K).

@+10.18 Employment Agreement between Warren B. Kanders and the Company, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.9 to the 98 10-K).

+10.19 Form of Registration Rights Agreement, dated April 16, 1997, between the Company and the Vendors of DSL (filed as Exhibit
                  10.3 to Form 8-K, Current Report of the Company, dated April 22, 1997 and incorporated herein by reference).

+10.20 Form of Option for 300,000 shares of Common Stock, dated May 15, 1996 granted to Richmont Capital Partners I, L.P. (filed as Exhibit 10.34 to Registration Statement No. 333-28879 on Form S-1 of the Company and incorporated herein by reference).

+10.21 Agreement, dated as of April 21, 1998, amending Option, dated May 15, 1996, granted to Richmont Capital Partners I, L.P. for 300,000 shares of Common Stock (incorporated by reference to Exhibit 10.33 to the 98 10-K).

+10.22 Form of Indemnification Agreement for Directors of the Registrant, dated September 21, 1993 (filed as Exhibit 10.4 to Form 10-KSB, Annual Report of the Company for the fiscal year ended December 31, 1993 and incorporated herein by reference).

+10.23 Form of Indemnification Agreement for Officers of the Registrant, dated February 28, 1994 (filed as Exhibit 10.5 to Form 10-KSB, Annual Report of the Company for the fiscal year ended December 31, 1993 and incorporated herein by reference).

**+10.24 American Body Armor & Equipment, Inc. 1994 Incentive Stock Plan (incorporated by reference from Form S-8 filed on October 10, 1994, Reg. No. 33-018863).

**+10.25 American Body Armor & Equipment, Inc. 1994 Directors Stock Plan (incorporated by reference from Form S-8 filed on October 31, 1994, Reg. No. 33-018863).

**+10.26 Armor Holdings, Inc. Amended and Restated 1996 Stock Option Plan (incorporated by reference from the Company's 1997 Definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, held June 12, 1997, as filed with the Commission on May 27, 1997).

**+10.27 Armor Holdings Inc. Amended and Restated 1996 Non-Employee Directors Stock Option Plan (incorporated by reference from the Company's 1997 Definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, held June 12, 1997, as filed with the Commission on May 27, 1997).

**+10.28 Armor Holdings, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the 98 10-K).

**+10.29 Armor Holdings, Inc. 1999 Stock Incentive Plan (incorporated by reference from Appendix A to the Company's 1999 Definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Stockholders, as filed with the Commission on May 21, 1999).

+10.30 Lease for the Company's former primary facility located in Yulee, Florida, dated July 26, 1993, effective May 1, 1993 (filed as Exhibit 28.1 to Form 10-KSB, Annual Report of the Company, for the fiscal year ended December 31, 1993 and incorporated herein by reference).

+10.31 Agreement, dated as of March 8, 1999, between the Company and Kanders & Company, Inc (incorporated by reference to Exhibit
                  10.21 to the 98 10-K).

*23.1          Consent of PricewaterhouseCoopers LLP.


- --------------------------
*  Filed herewith.
+  Incorporated herein by reference.
** This Exhibit represents a management contract.
#  This Exhibit represents a compensatory plan.