Form 10-Q
period 2001-03-31
ARMOR HOLDINGS INC
filed 2001-05-18
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
             -------------------------------------------------------

                                    FORM 10-Q
             -------------------------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED March 31, 2001, or
                                               --------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM          TO          .

                         COMMISSION FILE NUMBER 0-18863

                              ARMOR HOLDINGS, INC.
             -------------------------------------------------------

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

       Registrant's telephone number, including area code: (904) 741-5400
             -------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


The number of shares outstanding of the registrant's Common Stock as of May 7, 2001 is 23,042,468.

                              ARMOR HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS.........................................  3

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............. 13

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK.......................................... 17

PART II - OTHER INFORMATION................................................ 18

     ITEM 1.  LEGAL PROCEEDINGS............................................ 18

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................. 18

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. (the "Company") and its wholly-owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all intercompany items and transactions) which management considers necessary for a fair presentation of operating results as of March 31, 2001 and for the three month period ended March 31, 2001 and March 31, 2000.

         These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                                     MARCH 31,             DECEMBER 31,
                                                                       2001                    2000
                                                                  ---------------       ------------------
                                                                    (UNAUDITED)                *
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                           $1,751               $7,257
    Accounts receivable (net of allowance for
      doubtful accounts of $1,176 and $1,133)                           46,202               44,590
    Inventories                                                         29,865               23,675
    Prepaid expenses and other current assets                           14,978               13,313
                                                                     ----------           ----------
        Total current assets                                            92,796               88,835

PROPERTY AND EQUIPMENT, net                                             26,395               24,590
GOODWILL (net of accumulated amortization
  of $6,450 and $6,451)                                                 88,150               95,649

PATENTS, LICENSES AND TRADEMARKS
 (net of accumulated amortization of  $1,617 and  $1,518)                6,786                6,907

OTHER ASSETS                                                            11,461                9,976
                                                                     ----------           ----------
TOTAL ASSETS                                                          $225,588             $225,957
                                                                     ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                   $  667              $ 1,072
    Short-term debt                                                        172                1,157
    Accounts payable, accrued expenses and other
       current liabilities                                              20,740               18,347
    Income taxes payable                                                   116                  322
                                                                     ----------           ----------
           Total current liabilities                                    21,695               20,898

LONG-TERM DEBT, less current portion                                    39,435               38,288
                                                                     ----------           ----------
      Total liabilities                                                 61,130               59,186
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 5,000,000 shares
       authorized; no shares issued and outstanding                          -                    -
    Common stock, $.01 par value; 50,000,000 shares
       authorized; 25,332,731 and 25,063,534 issued; and
       22,954,672 and 22,685,475 outstanding at
       March 31, 2001 and December 31, 2000 respectively                   253                  250
    Additional paid-in capital                                         151,736              150,254
    Retained earnings                                                   40,268               43,663
    Accumulated other comprehensive loss                                (2,087)              (1,684)
    Treasury stock                                                     (25,712)             (25,712)
                                                                     ----------           ----------
           Total stockholders' equity                                  164,458              166,771
                                                                     ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 225,588             $225,957
                                                                     ==========           ==========

                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
ARMOR HOLDINGS, INC. AND SUBSIDIARIES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                           MARCH 31, 2001     MARCH 31, 2000
                                                           --------------     --------------
REVENUES:

  Products                                                    $ 28,813          $ 31,448
  Services                                                      22,061            18,418
                                                             ----------        ----------
Total revenues                                                $ 50,874          $ 49,866
                                                             ----------        ----------
COSTS AND EXPENSES:
  Cost of sales                                                 31,300            31,108
  Operating expenses                                            13,544            10,765
  Amortization                                                     890               712
  Equity in earnings of investee                                     -               (34)
  Restructuring and related charges                              8,700                 -
  Integration and other non-recurring charges                      474               691
                                                             ----------        ----------
OPERATING INCOME (LOSS)
                                                                (4,034)            6,624

  Interest expense, net                                           (670)              (47)
  Other income, net                                                236                 2
                                                             ----------        ----------
INCOME  (LOSS) BEFORE PROVISION (BENEFIT) FOR
  INCOME TAXES                                                  (4,468)            6,579
PROVISION (BENEFIT) FOR INCOME TAXES                            (1,073)            2,499
                                                             ----------        ----------
NET INCOME (LOSS)                                             $ (3,395)          $ 4,080
                                                             ==========        ==========
BASIC EARNINGS (LOSS) PER SHARE                               $  (0.15)          $  0.18
                                                             ==========        ==========
DILUTED EARNINGS (LOSS) PER SHARE                             $  (0.15)          $  0.17
                                                             ==========        ==========
WEIGHTED AVERAGE SHARES - BASIC                                 22,861            23,034
                                                             ==========        ==========
WEIGHTED AVERAGE SHARES - DILUTED                               23,650            23,733
                                                             ==========        ==========


           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ARMOR HOLDINGS, INC. AND SUBSIDIARIES
(IN THOUSANDS)
(UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                            -------------------------
                                                                            MARCH 31,       MARCH 31,
                                                                               2001           2000
                                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $(3,395)         $4,080
  Adjustments to reconcile net income (loss) to net cash used in operating activities
  Depreciation and amortization                                               1,595           1,348
  Non-cash restructuring charges, primarily goodwill                          8,084               -
  Deferred income tax benefit                                                (2,740)              -
  Equity in earnings of investee                                                  -             (34)
  Changes in operating assets and liabilities, net of acquisitions:
    Increase in accounts  receivable                                         (1,692)         (3,864)
    Increase in inventories                                                  (6,190)         (1,274)
    Increase in prepaid expenses and other assets                            (2,668)         (1,520)
    Increase (Decrease) in accounts payable, accrued expenses
       and other current liabilities                                          1,661          (1,759)
    Decrease in income taxes payable                                           (206)              -
                                                                           ---------       ---------
  Net cash used in operating activities                                      (5,551)         (3,023)
                                                                           ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                         (1,637)           (965)
  Purchase of businesses, net of cash acquired                                    -          (3,866)
  Proceeds from the sale of equity securities                                   843               -
                                                                           ---------       ---------
  Net cash used in investing activities                                        (794)         (4,831)
                                                                           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options                                 1,485               5
  Repurchases of treasury shares                                                  -          (6,065)
  Borrowings under line of credit                                             8,865           5,050
  Repayments under line of credit                                            (9,108)           (548)
                                                                           ---------       ---------
  Net cash provided by (used in) financing activities                         1,242          (1,558)
                                                                           ---------       ---------
  Effect of exchange rate changes on cash and cash equivalents                 (403)           (419)
                                                                           ---------       ---------
  NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (5,506)         (9,831)
  CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                             7,257          13,246
                                                                           ---------       ---------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 1,751          $3,415
                                                                           =========       =========


           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - GENERAL

         The accompanying condensed quarterly financial statements represent the consolidation of Armor Holdings, Inc. (the "Company") and its wholly-owned subsidiaries. These statements are unaudited and include all adjustments (consisting only of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. They have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The results of operations for the three-month period are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss), net of taxes of $217,000 and $47,000 for the three months ended March 31, 2001 and 2000 respectively, are listed below:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                -----------------------------
                                                  2001                 2000
                                                --------             --------
                                                        (IN THOUSANDS)
Net income (loss)                               $ (3,395)           $  4,080
Other comprehensive loss:
  Foreign currency translations                     (403)                (87)
                                                ---------           ---------
Comprehensive income (loss)                     $ (3,798)           $  3,993
                                                =========           =========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

NOTE 3 - INVENTORIES

         The inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. The components of inventory are as follows:

                                   MARCH 31, 2001       DECEMBER 31, 2000
                                   --------------          -----------------
                                              (IN THOUSANDS)
 Raw material                          $17,649               $ 13,756
 Work-in-process                         2,942                  1,999
 Finished goods                          9,274                  7,920
                                     ----------             ----------
   Total inventories                   $29,865                $23,675
                                     ==========             ==========

NOTE 4 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT
         LIABILITIES

         Accounts payable, accrued expenses and other current liabilities are summarized as follows:

                                                          March 31, December 31,
                                                            2001       2000
                                                          --------   --------
                                                             (IN THOUSANDS)

Trade and other payables...............................    $8,420   $  4,432
Accrued expenses.......................................     6,382      6,914
Additional purchase price for acquisition earnouts.....     3,000      3,000
Deferred consideration for acquisitions................     1,300      1,550
Other..................................................     1,638      2,451
                                                         ---------  ---------
                                                         $ 20,740   $ 18,347
                                                         =========  =========

NOTE 5 - RESTRUCTURING CHARGE

         In January 2001, the Company's ArmorGroup Services division approved a restructuring plan to close its U.S. investigative businesses, realign the division's organization, eliminate excess facilities and reduce overhead in its businesses worldwide. In connection with this restructuring plan, the division performed a review of its long-lived assets to identify potential impairments. Pursuant to this restructuring plan, ArmorGroup i) eliminated 15 employees, primarily from it's investigative businesses, ii) will eliminate an additional 20 employees, iii) incurred lease and other exit costs as a result of the closure of it's investigative businesses, and iv) wrote-down the value of both tangible and intangible assets as a result of the impairment review. ArmorGroup expects to substantially complete the initiatives in its restructuring plan within nine months, with most significant actions expected to be completed by June 30, 2001.

         As a result of the restructuring plan, the Company will record a pre-tax charge of approximately $9.7 million. The Company has recorded approximately $8.7 million in the first quarter of fiscal 2001 which included approximately i) $531,000 in employee termination and related costs including severance, relocation, medical and other benefits, ii) $541,000 in lease termination and other exit costs, iii) $291,000 in impairment charges related to tangible assets, and iv) $7,337,000 in impairment charges related to intangible assets, primarily goodwill. After subtracting payments of $531,000 and $85,000 made through March 31, 2001 for employee termination benefits and lease termination and other exit costs, respectively, the Company had a remaining liability of $456,000 relating to lease termination and other exit costs. This has been classified in current liabilities on the consolidated balance sheet and will be funded through cash provided by operating activities and the Company's credit facility. The Company expects to record the balance of approximately $1,000,000 in restructuring charges in the second quarter of 2001.


NOTE 6 - INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

         The Company is a leading global provider of security risk management services and products to multi-national corporations, governmental agencies and law enforcement personnel through two operating divisions -- Armor Holdings Products and ArmorGroup Services. The Armor Holdings Products division manufactures and sells a broad range of high quality branded law enforcement equipment. The ArmorGroup Services division provides sophisticated security planning and risk management, electronic security systems integration, consulting and training services, as well as intellectual property asset protection, business intelligence and investigative services.

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

         Revenues, operating income and total assets for each of the Company's segments for the three months ended March 31, 2001 and March 31, 2000 were as follows:

                                      MARCH 31, 2001    MARCH 31, 2000
                                     ----------------  ---------------
                                               (IN THOUSANDS)
Revenues:
 Products                                 $28,813          $31,448
 Services                                  22,061           18,418
                                        ----------       ----------
  Total revenues                          $50,874          $49,866
                                        ==========       ==========
Operating income (loss):
 Products                                 $ 4,412          $ 5,994
 Services                                  (7,367)           1,635
 Corporate                                 (1,079)          (1,005)
                                        ----------       ----------
  Total operating income (loss)           $(4,034)         $ 6,624
                                        ==========       ==========
Total assets:
 Products                                $135,700        $ 107,908
 Services                                  55,300           35,417
 Corporate                                 34,588           38,186
                                        ----------       ----------
  Total assets                           $225,588        $ 181,511
                                        ==========       ==========

         The following unaudited information with respect to revenues and operating income (operating income before amortization expense, equity in earnings of investee, restructuring charges and integration expense) to principal geographic areas for the three months ended March 31, 2001 and March 31, 2000 were as follows:

                                        MARCH 31, 2001    MARCH 31, 2000
                                        --------------------------------
                                                (IN THOUSANDS)
Revenues:
   North America                             $30,437         $ 31,611
   South America                               5,701            4,460
   Africa                                      5,207            4,681
   Europe/Asia                                 9,529            9,114
                                            ---------       ----------
      Total revenues                         $50,874          $49,866
                                            =========       ==========
Geographic operating income:
   North America                             $ 4,084          $ 5,716
   South America                                 868              380
   Africa                                        608              828
   Europe/Asia                                   470            1,069
                                            ---------       ----------
      Total geographic operating income      $ 6,030          $ 7,993
                                            =========       ==========

Total assets:
   North America                        $167,514         $132,761
   South America                           7,973            9,676
   Africa                                 11,698            3,692
   Europe/Asia                            38,403           35,382
                                        ---------       ----------
       Total assets                     $225,588         $181,511
                                        =========       ==========


         A reconciliation of consolidated geographic operating income (loss) to consolidated operating income (loss) follows:

                                               Three months ended
                                                    March 31,
                                              ---------------------
                                                2001          2000
                                              -------        ------
Consolidated segment operating income         $ 6,030        $7,993
Amortization                                     (890)         (712)
Equity in earnings of investee                     --            34
Restructuring and related charges              (8,700)           --
Integration and other non-recurring charges      (474)         (691)
                                              -------        ------
Operating income (loss)                       $(4,034)       $6,624
                                              =======        ======


NOTE 7 - EARNINGS PER SHARE

         The company follows SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income (loss):

                                                 THREE MONTHS ENDED

                                          MARCH 31, 2001       MARCH 31, 2000
                                        -------------------  ------------------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Numerator for basic and diluted
 earnings per share:

Net income (loss)                            $ (3,395)            $ 4,080
                                            ----------           ---------

Denominator for basic earnings per
  share weighted average shares:               22,861              23,034

Dilutive effect of shares issuable under
  stock option and stock grant plans,
  based on the treasury stock method              789                 699
                                            ----------           ---------
Denominator for diluted earnings per
  share- adjusted weighted average
  shares                                       23,650              23,733
                                            ----------           ---------

Basic earnings per share                      $ (0.15)            $  0.18
                                            ==========           =========

Diluted earnings per share                    $ (0.15)            $  0.17
                                            ==========           =========


NOTE 8 - SUBSEQUENT EVENT

         On April 23, 2001, Armor Holdings, Inc. announced that it has signed a definitive agreement to acquire the Security Products and Services Group (the "SPSG") of The Kroll O'Gara Company for an aggregate purchase price of up to $56.5 million, of which (i) up to $15.0 million may be paid, at Armor's option, in shares of its common stock valued at the time of closing, with the balance payable in cash, and (ii) a contingent payment of up to $2,000,000 will be paid based upon the gross profit generated by the SPSG for the year ended December 31, 2001. The purchase price will be reduced dollar for dollar to the extent that net tangible assets, as defined in the stock purchase agreement, are less than approximately $37.4 million. The transaction is subject to a number of conditions, including regulatory approval and certain contractual requirements.

         On April 27, 2001, the Board of Directors approved an award of 63,341 restricted shares of the Company's common stock to certain employees. These share vest over a period of three years and will result in a charge to earnings of $1,074,256 over the vesting period.

ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the results of operations and analysis of financial condition for the three months ended March 31, 2001. The results of operations for purchase business combinations are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the our Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

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

         Foreign Currency Translation. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange as of the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The cumulative change in the translation adjustment, which represents the effect of translating assets and liabilities of the Company's foreign operations, was a before tax loss of approximately $3.1 million as of March 31, 2001 and $2.6 million as of December 31, 2000.

ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

         Products revenues. Products revenues decreased by $2.6 million, or 8.4%, to $28.8 million in the three months ended March 31, 2001 compared to $31.4 million in the three months ended March 31, 2000. This decrease was primarily due to delays in shipping an international order in the quarter and timing of funding under certain government programs.

         Services revenues. Services revenues increased by $3.6 million, or 19.8%, to $22.0 million in the three months ended March 31, 2001 compared to $18.4 million in the three months ended March 31, 2000. This increase was due to 13% internal growth in the Company's security consulting business as well as the acquisitions of OVG/Traqair and Alpha B acquired in the second quarter of 2000, which were not included in the results for the three months ended March 31, 2000.

         Cost of sales. Cost of sales increased by $192,000, or 0.6%, to $31.3 million in the three months ended March 31, 2001 compared to $31.1 million in the three months ended March 31, 2000. This decrease was primarily due to increased revenues in the services business in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. As a percentage of total revenues, cost of sales decreased to 61.5% of total revenues for the three months ended March 31, 2001 from 62.4% for the three months ended March 31, 2000 due to a change in the mix of products and services sold.

         Operating expenses. Operating expenses increased by $2.8 million, or 25.8%, to $13.6 million (26.6% of total revenues) in the three months ended March 31, 2001 compared to $10.8 million (21.6% of total revenues) in the three months ended March 31, 2000. This increase was primarily due to acquisitions, which are not reflected in the three month period ended March 31, 2000. The increase as a percentage of total revenue is reflective of the lower revenues and fixed nature of certain expenses.

         Amortization. Amortization expense increased by $178,000, or 25.0%, to $890,000 in the three months ended March 31, 2001 compared to $712,000 in the three months ended March 31, 2000. This increase was primarily due to additional amortization of intangible assets acquired as a result of the acquisitions of Alpha B, OVG/Traqair, Monadnock and Lightning Powder, which are not reflected in the quarter ended March 31, 2000.

ARMOR HOLDINGS, INC.  AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(CONTINUED)

         Equity in earnings of investee. The equity in earnings relates to the Company's 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS"), which was sold in the three month period ended June 30, 2000.

         Restructuring and related charges. In January 2001, the Company's ArmorGroup Services division approved a restructuring plan to close its U.S. investigative businesses, realign the division's organization, eliminate excess facilities and reduce overhead in its businesses worldwide. In connection with this restructuring plan, the division performed a review of its long-lived assets to identify potential impairments. Pursuant to this restructuring plan, ArmorGroup i) eliminated 15 employees, primarily from it's investigative businesses, ii) will eliminate an additional 20 employees, iii) incurred lease and other exit costs as a result of the closure of it's investigative businesses, and iv) wrote-down the value of both tangible and intangible assets as a result of the impairment review. ArmorGroup expects to substantially complete the initiatives in its restructuring plan within nine months, with most significant actions expected to be completed by June 30, 2001.


         As a result of the restructuring plan, the Company will record a pre-tax charge of approximately $9.7 million. The Company has recorded approximately $8.7 million in the first quarter of fiscal 2001 which included approximately i) $531,000 in employee termination and related costs including severance, relocation, medical and other benefits, ii) $541,000 in lease termination and other exit costs, iii) $291,000 in impairment charges related to tangible assets, and iv) $7,337,000 in impairment charges related to intangible assets, primarily goodwill. The Company expects to record the balance of approximately $1,000,000 in restructuring charges in the second quarter of 2001.

         Integration and other non-recurring charges. In the three month period ended March 31, 2001, the Company incurred $474,000 in expenses and costs associated with the integration of the Company's recent acquisitions. The Company incurred $691,000 in such fees in the three months ended March 31, 2000.

         Operating income (loss). The operating loss was $4.0 million in the three months ended March 31, 2001, compared to operating income of $6.6 million in the three months ended March 31, 2000. This decrease was the result of the items discussed above.

         Interest expense, net. Net interest expense increased by $623,000, to $670,000 in the three months ended March 31, 2001 compared to $47,000 in the three months ended March 21, 2000. This increase was the result of interest on and amortization of the fees associated with the Company's $100 million credit facility, and the amortization of the discount on certain liabilities acquired as part of the Safariland acquisition.

         Other income, net. Other income, net was $236,000 in the three months ended March 31, 2001 compared to $2,000 for the three months ended March 31, 2000. This other income resulted from the sale of the Company's investment in JSGS.

         Income (Loss) before provision (benefit) for income taxes. The loss before provision (benefit) for income taxes was $4.5 million in the three months ended March 31, 2001, compared to income of $6.6 million in the three months ended March 31, 2000, due to the factors discussed above.

         Provision (benefit) for income taxes. The provision for income taxes decreased by $3.6 million, to a benefit of $1.1 million in the three months ended March 31, 2001 compared to an expense $2.5 million in the three months ended March 31, 2000. The effective tax rate for the three months ended March 31, 2001 was a benefit of 24.0% compared to an expense of 38.0% for the three months ended March 31, 2000. The effective tax rate for the Company's foreign operations is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates.

         Net (loss) income. The net loss of $3.4 million, in the three months ended March 31, 2001 compared to income of $4.1 million for the three months ended March 31, 2000 is primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company anticipates that cash generated from operations and borrowings under the Company's credit facility will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months. The Company, however, may require additional financing to pursue its strategy of growth through acquisitions, including the acquisition of SPSG. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company or on a basis that is not dilutive to stockholders.

         The Company's spending for its fiscal 2001 capital expenditures will be approximately $4.0 million, of which the Company has already spent approximately $1.6 million.

         As of March 31, 2001 and December 31, 2000, the Company had working capital of $71.1 million and $67.9 million, respectively.

FORWARD LOOKING STATEMENT; FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As a result of our global operating and financial activities, we are exposed to changes in raw material prices, interest rates and foreign currency exchange rates, which may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in raw material prices, interest rates and foreign currency exchange rates through our regular operating and financing activities. We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments or other derivatives.

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

         Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relate primarily to borrowings under our Credit Agreement and our short-term monetary investments. Borrowings under our Credit Agreement are variable based upon the lender's base rate or Eurodollar rate. Assuming our current level of borrowings, a hypothetical one-percentage point increase in the base rate or Eurodollar rate would increase our annual interest expense by approximately $390,000. There is a market rate risk for changes in interest rates earned on short-term money market instruments. There is inherent roll-over risk in the short-term money market instruments as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. However, there is no risk of loss of principal in the short-term money market instruments, only a risk related to a potential reduction in future interest income. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. We do not use derivative financial instruments to hedge this interest rate risk.

         Foreign Currency Exchange Rate Risk. The majority of our business is denominated in U.S. dollars. There are costs associated with our operations in foreign countries that require payments in the local currency. We partially manage our foreign currency risk related to those payments by maintaining operating accounts in these foreign countries, and by having several customers pay us in those local currencies.


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


                                     PART II

 ITEM 1.  LEGAL PROCEEDINGS

          References made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended 12/31/00 for a description of legal proceedings.


 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

         The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

         None

(b)  Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ARMOR HOLDINGS, INC.

                       /s/ Jonathan M. Spiller
                       ----------------------------------
                       Jonathan M. Spiller
                       President, Chief Executive Officer
                       and Director
                       Dated:  May 18, 2001

                       /s/ Robert R. Schiller
                       ----------------------------------
                       Robert R. Schiller
                       Executive Vice President and Chief Financial Officer
                       Dated: May 18, 2001