Form 10-Q
period 2001-06-30
ARMOR HOLDINGS INC
filed 2001-08-14
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                    -----------------------------------------

                                    FORM 10-Q
                    -----------------------------------------


     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED June 30, 2001, or

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM __ TO __.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of July 31, 2001 is 22,988,144.

                              ARMOR HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                           Page

PART I  - FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS.......................................  3

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS............ 14

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK........................................ 21

PART II - OTHER INFORMATION................................................ 23

     ITEM 1.    LEGAL PROCEEDINGS.......................................... 23

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS.................................................. 23

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........................... 23

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. (the "Company") and its wholly-owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all intercompany items and transactions) which management considers necessary for a fair presentation of operating results as of June 30, 2001 and for the three and six month period ended June 30, 2001 and June 30, 2000.

     These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                             JUNE 30, 2001         DECEMBER 31, 2000
                                                           -----------------     ---------------------
                                                             (UNAUDITED)                          *
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                $    4,981                  $    7,257
    Accounts receivable (net of allowance for
      doubtful accounts of $1,128 and $1,133)                    51,591                      44,590
    Inventories                                                  30,474                      23,675
    Prepaid expenses and other current assets                    19,612                      13,313
                                                           -----------------     ---------------------
        Total current assets                                    106,658                      88,835

PROPERTY, PLANT AND EQUIPMENT (net
  of accumulated depreciation of $12,496 and
  $10,146)                                                       26,790                      24,590

GOODWILL (net of accumulated amortization
  of $7,220 and $6,451)                                          87,713                      95,649


PATENTS, LICENSES AND TRADEMARKS
 (net of accumulated amortization of $1,716 and
 $1,518)                                                           6,689                       6,907

OTHER ASSETS                                                       9,356                      9,976
                                                           -----------------     ---------------------
TOTAL ASSETS                                                 $   237,206                 $  225,957
                                                           =================     =====================


                 * Condensed from audited financial statements.
           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                     JUNE 30, 2001           DECEMBER 31, 2000
                                                                 ----------------------   -------------------------
                                                                      (UNAUDITED)                    *
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                $        514               $    1,072
    Short-term debt                                                         2,216                    1,157
    Accounts payable, accrued expenses and other
       current liabilities                                                 16,994                   18,347
    Income taxes payable                                                        -                      322
                                                                 ----------------------   -------------------------

        Total current liabilities                                          19,724                   20,898

LONG-TERM DEBT , less current portion                                      47,089                   38,288
                                                                 ----------------------   -------------------------

   Total liabilities                                                       66,813                   59,186

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
    authorized; no shares issued and outstanding                                -                        -
   Common stock, $.01 par value; 50,000,000 shares
        authorized; 25,308,178 and 25,063,534 issued and
        22,983,519 and 22,685,475 outstanding at June 30,
        2001 and December 31, 2000 respectively                               253                      250

    Additional paid-in capital                                            153,851                  150,254

    Retained earnings                                                      44,251                   43,663

    Accumulated other comprehensive loss                                   (2,593)                  (1,684)

    Treasury stock                                                        (25,369)                 (25,712)
                                                                 ----------------------   -------------------------
       Total stockholders' equity                                         170,393                  166,771
                                                                 ----------------------   -------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                              $  237,206               $  225,957
                                                                 ======================   =========================

                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     JUNE 30, 2001    JUNE 30, 2000     JUNE 30, 2001    JUNE 30, 2000
                                                   ----------------  ---------------  ---------------- ----------------
REVENUES:
  Products                                                $ 36,977         $ 34,053          $ 65,790         $ 65,501
  Services                                                  25,079           21,414            47,140           39,832
                                                   ----------------  ---------------  ---------------- ----------------
Total Revenues                                              62,056           55,467           112,930          105,333
                                                   ----------------  ---------------  ---------------- ----------------

COSTS AND EXPENSES:
  Cost of sales                                             38,407           34,357            69,707           65,465
  Operating expenses                                        13,573           12,191            27,118           22,956
  Amortization                                                 888              770             1,778            1,482
  Equity in earnings of  investee                                -              (53 )                             (87)
  Restructuring and related charges                          1,259                -             9,959                -
  Integration and other non-recurring charges                  362              765               836            1,456
                                                   ----------------  ---------------  ---------------- ----------------

OPERATING INCOME                                             7,567            7,437             3,532           14,061

  Interest expense, net                                        844              539             1,514              586
  Other expense (income), net                                    9           (1,886 )            (227 )        (1,888)
                                                   ----------------  ---------------  ---------------- ----------------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                             6,714            8,784             2,245           15,363
                                                   ----------------  ---------------  ---------------- ----------------

PROVISION  FOR INCOME TAXES                                  2,416            3,248             1,343            5,747

NET INCOME                                                 $ 4,298          $ 5,536            $  902          $ 9,616
                                                   ================  ===============  ================ ================


BASIC EARNINGS PER SHARE                                   $  0.19          $  0.25           $  0.04          $  0.42
                                                   ================  ===============  ================ ================

DILUTED EARNINGS PER SHARE                                 $  0.18          $  0.24           $  0.04          $  0.41
                                                   ================  ===============  ================ ================

WEIGHTED AVERAGE SHARES - BASIC                             23,007           22,595            22,934           22,839
                                                   ================  ===============  ================ ================

WEIGHTED AVERAGE SHARES - DILUTED                           23,682           23,350            23,670           23,574
                                                   ================  ===============  ================ ================


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ARMOR HOLDINGS, INC. AND SUBSIDIARIES  (UNAUDITED)
(IN THOUSANDS)

                                                                                         SIX MONTHS ENDED
                                                                           ---------------------------------------------
                                                                              JUNE 30, 2001           JUNE 30, 2000
                                                                           ---------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $  902               $  9,616
  Adjustments to reconcile net income to cash used
       in operating activities:
  Depreciation and amortization                                                       4,046                  2,312
  Gain on sale of investments                                                             -                 (1,850)
  Non-cash restructuring charges, primarily write-off of goodwill                     8,937                      -
  Deferred income tax benefit                                                          (933)                     -
  Equity in earnings of investee                                                          -                    (87)
  Changes in operating assets and liabilities, net of acquisitions:
   Increase in accounts receivable                                                   (7,081)                (5,972)
   Increase in inventories                                                           (6,799)                (2,455)
   Increase in prepaid expenses and other assets                                     (7,015)                (8,823)
   Increase (decrease) in accounts payable, accrued
       liabilities and other current liabilities                                        600                 (1,252)
   Increase in minority interest                                                          -                      9
   Increase (decrease) in income taxes payable                                         (322)                     -
                                                                           ---------------------  ----------------------
   Net cash used in operating activities                                             (7,665)                (8,502)
                                                                           ---------------------  ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                (3,543)                (1,972)
   Purchase of businesses, net of cash acquired                                           -                 (7,919)
   Additional consideration for purchased businesses                                 (3,033)                     -
   Purchases of investments                                                               -                 (1,682)
   Proceeds from sale of investments                                                      -                  3,598
   Dividends received from associated companies                                           -                     87
   Proceeds from sale of equity securities                                              843                      -
                                                                           ---------------------  ----------------------
   Net cash used in investing activities                                             (5,733)                (7,888)
                                                                           ---------------------  ----------------------
FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options                                        2,700                    311
   Repurchases of treasury shares                                                      (667)                (11,993)
   Proceeds from issuance of treasury shares for the exercise
       of stock options                                                                 696                     -
   Borrowings under line of credit                                                   31,330                 39,776
   Repayments under line of credit                                                  (22,028)               (18,944)
                                                                           ---------------------  ----------------------

   Net cash provided by financing activities                                         12,031                  9,150

   Effect of exchange rate changes on cash and cash
         equivalents:                                                                  (909)                  (132)
                                                                           ---------------------  ----------------------

   NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (2,276)                (7,372)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     7,257                 13,246
                                                                           ---------------------  ----------------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  4,981               $  5,874
                                                                           =====================  ======================

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

     The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss), net of taxes of $272,000 and $189,000 for the three months ended June 30, 2001 and 2000, respectively and $489,000 and $242,000 for the six months ended June 30, 2001 and 2000, respectively, are listed below:

                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          JUNE 30, 2001    JUNE 30, 2000        JUNE 30, 2001     JUNE 30, 2000
                                                         ----------------  ---------------     ----------------  ----------------
Net income                                                    $  4,298          $  5,536              $  902          $  9,616
Other comprehensive loss:
   Foreign currency translations, net of tax                      (505)             (315)               (909)             (403)
                                                         ----------------  ---------------     ----------------  ----------------
Comprehensive income (loss):                                  $  3,793          $  5,221              $   (7)         $  9,213
                                                         ================  ===============     ================  ================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

NOTE 3 - INVENTORIES

     The inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

                                JUNE 30, 2001           DECEMBER 31, 2000
                                -------------           -----------------
                                                (IN THOUSANDS)
Raw material                              $18,469                  $ 13,756
Work-in-process                             2,264                     1,999
Finished goods                              9,741                     7,920
                            ------------------------   -----------------------
  Total inventories                       $30,474                  $ 23,675
                            ========================   =======================


NOTE 4 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accounts payable, accrued expenses and other current liabilities are summarized as follows:

                                                                     JUNE 30, 2001           DECEMBER 31, 2000
                                                                ------------------------  ------------------------
                                                                                   (IN THOUSANDS)
Trade and other payables....................................               $ 6,718                   $ 4,432
Accrued expenses other current liabilities .................                 8,976                     9,365
Additional purchase price for acquisition earnouts..........                     -                     3,000
Deferred consideration for acquisitions.....................                 1,300                     1,550
                                                                ========================   =======================
                                                                           $16,994                  $ 18,347
                                                                ========================   =======================

NOTE 5 - RESTRUCTURING CHARGE

     In January 2001, the Company's ArmorGroup Services division approved a restructuring plan to close its U.S. investigative businesses, realign the division's organization, eliminate excess facilities and reduce overhead in its businesses worldwide. In connection with this restructuring plan, the division performed a review of its long-lived assets to identify potential impairments. Pursuant to this restructuring plan, ArmorGroup i) eliminated 26 employees, primarily from its investigative businesses, ii) eliminated an additional 24 employees, from its security business, iii) incurred lease and other exit costs as a result of the closure of its investigative businesses, and iv) wrote-down the value of both tangible and intangible assets as a result of the impairment review. ArmorGroup expects to substantially complete the initiatives in its restructuring plan within nine months. Most of the significant actions have been completed by June 30, 2001.

     As a result of the restructuring plan, the Company has recorded a pre-tax charge of $10 million. The Company recorded $8.7 million in the first quarter and has recorded $1.3 million in the second quarter of fiscal 2001. The second quarter pre-tax charge included i) $844,000 in employee termination and related costs including severance, relocation, medical and other

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)


benefits and ii) $415,000 in lease termination and other exit costs. As of June 30, 2001, the Company had a remaining liability of $1,297,000 relating to employee termination costs and lease termination and other exit costs. This liability has been classified in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheet and will be funded through cash provided by operating activities and the Company's credit facility. A summary of the restructuring charges and the remaining accrual follows:

                                                    Lease                                   Asset
                                Employee          Termination                              Removal
                              Termination          and Other           Asset             & Related
                                 Costs           Closing Costs       Impairment            Costs              Total
                             ---------------    ---------------    ---------------    ---------------    ---------------
Additions                    $       531,000    $       541,000    $       291,000    $     7,337,000    $     8,700,000
Utilization                         (531,000)           (85,000)          (291,000)        (7,337,000)        (8,244,000)
                             ---------------    ---------------    ---------------    ---------------    ---------------
Balance at March  31, 2001   $          --      $       456,000    $          --      $          --      $       456,000

Additions                            844,000            415,000               --                 --            1,259,000
Utilization                         (275,000)          (143,000)              --                 --             (418,000)
                             ===============    ===============    ===============    ===============    ===============
Balance at June 30, 2001     $       569,000    $       728,000    $          --      $          --      $     1,297,000
                             ===============    ===============    ===============    ===============    ===============

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

     Revenues, operating income and total assets for each of the Company's segments are as follows:

                                                         SIX MONTHS ENDED
                                               JUNE 30, 2001          JUNE 30, 2000
                                            --------------------    -------------------
                                                           (IN THOUSANDS)
     Revenues:
       Products                                   $  65,790              $   65,501
       Services                                      47,140                  39,832
                                           ---------------------   --------------------
         Total revenues                            $112,930               $ 105,333
                                           =====================   ====================

     Operating income:
       Products                                   $  12,534              $   12,944
       Services                                      (6,636)                  3,820
       Corporate                                     (2,366)                 (2,703)
                                           ---------------------   --------------------
         Total operating income                     $ 3,532              $   14,061
                                           =====================   ====================

     Total assets:
       Products                                  $  132,916               $ 110,230
       Services                                      51,254                  61,427
       Corporate                                     53,036                  30,809
                                           ---------------------   --------------------
          Total assets                           $  237,206               $ 202,466
                                           =====================   ====================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)


         The following unaudited information with respect to revenues and operating income (operating income before amortization expense, equity in earnings of investee, restructuring charges and integration expense) to principal geographic areas are as follows:

                                                                  SIX MONTHS ENDED
                                                        JUNE 30, 2001          JUNE 30, 2000
                                                     --------------------    -------------------
                                                                  (IN THOUSANDS)
         Revenues:
           North America                                    $ 65,344              $ 68,403
            South America                                     13,172                 8,789
            Africa                                            10,777                 9,727
            Europe/Asia                                       23,637                18,414
                                                    ---------------------   --------------------
               Total revenue                                $112,930              $105,333
                                                    =====================   ====================


         Geographic operating income:
            North America                                    $10,475              $ 12,195
            South America                                      2,140                 1,713
            Africa                                             1,532                 2,231
            Europe/Asia                                        1,958                   773
                                                    ---------------------   --------------------
               Total operating income                        $16,105              $ 16,912
                                                    =====================   ====================

         Total assets:
            North America                                   $173,331              $160,707
            South America                                      7,745                 6,025
            Africa                                            18,489                 3,390
            Europe/Asia                                       37,641                32,344
                                                    ---------------------   --------------------
                Total assets                                $237,206              $202,466
                                                    =====================   ====================


     A reconciliation of consolidated geographic operating income to consolidated operating income follows:

                                                                           SIX MONTHS ENDED
                                                                 JUNE 30, 2001            JUNE 30, 2000
                                                             ----------------------     ------------------
                                                                           (IN THOUSANDS)
         Consolidated geographic operating income                     $16,105                   $16,912
         Amortization                                                  (1,778)                   (1,482)
         Equity in earnings of investee                                     -                        87
         Restructuring and related charges                             (9,959)                        -
         Integration and other non-recurring charges                     (836)                   (1,456)
                                                             ----------------------     ------------------

         Operating income                                            $  3,532                  $ 14,061
                                                             ======================     ==================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)


NOTE 8.  EARNINGS PER SHARE

     The company follows SFAS No. 128, Earnings Per Share, which requires the presentation of basic and diluted earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income:

                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30, 2001     JUNE 30, 2000     JUNE 30, 2001   JUNE 30, 2000
                                                            ----------------  ----------------   -------------- -----------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per share:

Net income                                                          $ 4,298           $ 5,536          $   902           $ 9,616
                                                            ----------------  ----------------   -------------- -----------------
Denominator for basic earnings per share
  Weighted average shares:                                           23,007            22,595           22,934            22,839

Effect of shares issuable under stock option
  and stock grant plans, based on the
  treasury stock method                                                 675               755              736               735
                                                            ----------------  ----------------   -------------- -----------------
Denominator for diluted earnings per
  share- Adjusted weighted average shares                            23,682            23,350           23,670            23,574
                                                            ----------------  ----------------   -------------- -----------------

Basic earnings per share                                              $0.19            $ 0.25            $0.04            $ 0.42
                                                            ================  ================   ============== =================

Diluted earnings per share                                            $0.18            $ 0.24            $0.04            $ 0.41
                                                            ================  ================   ============== =================

NOTE 9.  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interest method is no longer permitted. SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and also required application for individual purchase business combinations completed after June 30, 2001. SFAS 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead reviewed for impairment annually. Under SFAS 142, the amortization of goodwill ceases upon adoption of the statement, which will become effective for the Company on January 1, 2002. The Company has historically amortized its goodwill over its estimated useful lives. Beginning with the adoption of SFAS 142, the company will cease amortizing its goodwill. The effects of adopting this standard have not been determined.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

     The Company has reached a definitive agreement to acquire the Security Products and Services Group ("SPSG") of The Kroll-O'Gara Company for $54.5 million of which $15 million may be paid in common stock. In connection with the acquisition of SPSG, the Company has filed a registration statement on Form S-3 (the "Registration Statement") registering 1,250,000 shares of its common stock. The Company intends to issue shares under the Registration Statement valued up to $15 million, and the Company anticipates drawing up to $39.5 million under its credit facility to finance the acquisition. Except as described in the Registration Statement, the Company will not receive any proceeds from sales of its common stock under this Registration Statement.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and analysis of financial condition for the three and six months ended June 30, 2001. The results of operations for purchase business combinations are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

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

     Foreign Currency Translation. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange as of the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The cumulative change in the translation adjustment, which represents the effect of translating assets and liabilities of the Company's foreign operations, was a before tax loss of approximately $4.0 million as of June 30, 2001 and $2.6 million as of December 31, 2000.

     New Accounting Pronouncements. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). SFAS 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interest method is no longer permitted. SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and also required application for individual purchase business combinations completed after June 30, 2001. SFAS 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead reviewed for impairment annually. Under SFAS 142, the amortization of goodwill ceases upon adoption of the statement, which will become effective for the Company on January 1, 2002. The Company has historically amortized its goodwill over its estimated useful lives. Beginning with the adoption of SFAS 142, the company will cease amortizing its goodwill. The effects of adopting this standard have not been determined.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000.

     Products revenues. Armor Holdings Products Division revenues increased by $2.9 million, or 8.6%, to $37.0 million in the three months ended June 30, 2001 compared to $34.1 million in the three months ended June 30, 2000. The slight increase was primarily due to the acquisitions of Monadnock Lifetime Products Inc. ("Monadnock") and Lightning Powder, Inc. ("Lightning Powder") in November 2000.

     Services revenues. ArmorGroup Services Division revenues increased by $3.7 million, or 17.1%, to $25.1 million in the three months ended June 30, 2001 compared to $21.4 million in the three months ended June 30, 2000. This increase was due to 21.7% internal growth in the Company's security consulting business complimented by a further 20.9% growth in the Integrated Systems business, which served to offset a decline in the investigative business of 37.3% due to restructuring.

     Cost of sales. Cost of sales increased by $4.1 million, or 11.8%, to $38.4 million in the three months ended June 30, 2001 compared to $34.4 million in the three months ended June 30, 2000. This increase was primarily due to increased revenue in both the products and service businesses for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. As a percentage of total revenues, cost of sales remained at 61.9% for the three months ended June 30, 2001.

     Operating expenses. Operating expenses increased by $1.4 million, or 11.3%, to $13.6 million (21.9% of total revenues) in the three months ended June 30, 2001 compared to $12.2 million (22.0% of total revenues) in the three months ended June 30, 2000. This increase was primarily due to additional operating expenses in newly acquired companies.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


     Amortization. Amortization expense increased by $118,000, or 15.3%, to $888,000 in the three months ended June 30, 2001 compared to $770,000 in the three months ended June 30, 2000. This increase was primarily due to additional amortization of intangible assets acquired as a result of the acquisitions of Monadnock and Lightning Powder in November 2000, which are not reflected in the quarter ended June 30, 2000.

     Equity in earnings of investee. The equity in earnings in the prior year three months ended June 30, 2000, relates to the Company's 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS"), which was sold in the three month period ended June 30, 2000.

     Restructuring and related charges. In January 2001, the Company's ArmorGroup Services division approved a restructuring plan to close its U.S. investigative businesses, realign the division's organization, eliminate excess facilities and reduce overhead in its businesses worldwide. In connection with this restructuring plan, the division performed a review of its long-lived assets to identify potential impairments. Pursuant to this restructuring plan, ArmorGroup i) eliminated 26 employees, primarily from its investigative businesses, ii) eliminated an additional 24 employees, from its security business, iii) incurred lease and other exit costs as a result of the closure of its investigative businesses, and iv) wrote-down the value of both tangible and intangible assets as a result of the impairment review. ArmorGroup expects to substantially complete the initiatives in its restructuring plan within nine months. Most of the significant actions have been completed by June 30, 2001.

     As a result of the restructuring plan, the Company has recorded a pre-tax charge of $10 million. The Company recorded $8.7 million in the first quarter and has recorded $1.3 million in the second quarter of fiscal 2001. The second quarter pre-tax charge included i) $844,000 in employee termination and related costs including severance, relocation, medical and other benefits and ii) $415,000 in lease termination and other exit costs. As of June 30, 2001, the Company had a remaining liability of $1,297,000 relating to employee termination costs and lease termination and other exit costs. This liability has been classified in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheet and will be funded through cash provided by operating activities and the Company's credit facility.

     Integration and other non-recurring charges. In the three month period ended June 30, 2001, the Company incurred $362,000 in expenses and costs associated with the integration of the Company's recent acquisitions. The Company incurred $765,000 in such fees in the three months ended June 30, 2000.

     Operating income. The operating income was $7.6 million in the three months ended June 30, 2001, after a $1.3 million restructuring charge compared to operating income of $7.4 million in the three months ended June 30, 2000, which included $1.9 million of non-recurring gain from the sale of JSGS.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

     Interest expense, net. Net interest expense increased by 56.6%, to $844,000 in the three months ended June 30, 2001 compared to $539,000 in the three months ended June 31, 2000. This increase was the result of increased borrowings primarily due to acquisitions funded with long-term debt. Interest expense includes interest on and amortization of the fees associated with the Company's $100 million credit facility, and the amortization of the discount on certain liabilities acquired as part of the Safariland acquisition.

     Other expense (income), net. Other expense, net was $9,000 in the three months ended June 30, 2001 compared to other income, net of $1,886,000 for the three months ended June 30, 2000. This other income in the three months ended June 30, 2000 resulted from the sale of the Company's investment in JSGS .

     Income before provision for income taxes. The income before provision for income taxes was $6.7 million in the three months ended June 30, 2001 after a $1.3 million restructuring charge, compared to income before provision for income taxes of $8.8 million in the three months ended June 30, 2000, which included $1.9 million of non-recurring gain from the sale of JSGS.

     Provision for income taxes. The provision for income taxes decreased by $832,000, to an expense of $2.4 million in the three months ended June 30, 2001 compared to an expense of $3.2 million in the three months ended June 30, 2000. The effective tax rate for the three months ended June 30, 2001 was an expense of 36.0% compared to an expense of 37.0% for the three months ended June 30, 2000. The effective tax rate for the Company's foreign operations is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates.

     Net income. Net income was $4.3 million in the three months ended June 30, 2001 after a $1.3 million restructuring charge, compared to net income of $5.5 million for the three months ended June 30, 2000, which included $1.9 million of non-recurring gain from the sale of JSGS. The decrease is primarily due to the factors discussed above.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

     Products revenues. Armor Holdings Products Division revenues increased by $0.3 million, or 0.4%, to $65.8 million in the six months ended June 30, 2001 compared to $65.5 million in the six months ended June 30, 2000. The slight increase was due to the acquisitions of Monadnock and Lightning Powder in November 2000, which offset declines in the first quarter from shipping delays related to a large international order and postponed orders due to a delay in the release of funds from the Bulletproof Vest Partnership Act.

     Services revenues. ArmorGroup Services Division revenues increased by $7.3 million, or 18.3%, to $47.1 million in the six months ended June 30, 2001 compared to $39.8 million in the six months ended June 30, 2000. This increase was due to 10.1% internal growth due to significant increases in the Company's Security Consulting business of 27%, tempered by a decline of 37.7% in the Investigative business.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

     Cost of sales. Cost of sales increased by $4.2 million, or 6.5%, to $69.7 million in the six months ended June 30, 2001 compared to $65.5 million in the six months ended June 30, 2000. This increase was primarily due to increased revenues in the services business in the six months ended June 30, 2001 compared to the six months ended June 30, 2000. As a percentage of total revenues, cost of sales decreased to 61.7% of total revenues for the six months ended June 30, 2001 from 62.2% for the six months ended June 30, 2000 due to a change in the mix of products and services sold.

     Operating expenses. Operating expenses increased by $4.2 million, or 18.1%, to $27.1 million (24.0% of total revenues) in the six months ended June 30, 2001 compared to $23.0 million (21.8% of total revenues) in the six months ended June 30, 2000. This increase was primarily due to additional operating expenses in newly acquired companies.

     Amortization. Amortization expense increased by $296,000, or 20%, to $1.8 million in the six months ended June 30, 2001 compared to $1.5 million in the six months ended June 30, 2000. This increase was primarily due to additional amortization of intangible assets acquired as a result of the acquisitions of, OVG/Traquair June 16, 2000, Monadnock and Lightning Powder in November 2000, which are not fully reflected in the six month period ended June 30, 2000.

     Equity in earnings of investee. The equity in earnings in the prior year six months ended June 30, 2000, relates to the Company's 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS"), which was sold during the six month period ended June 30, 2000.

     Restructuring and related charges. In January 2001, the Company's ArmorGroup Services division approved a restructuring plan to close its U.S. investigative businesses, realign the division's organization, eliminate excess facilities and reduce overhead in its businesses worldwide. In connection with this restructuring plan, the division performed a review of its long-lived assets to identify potential impairments. Pursuant to this restructuring plan, ArmorGroup i) eliminated 26 employees, primarily from its investigative businesses, ii) eliminated an additional 24 employees, from its security business, iii) incurred lease and other exit costs as a result of the closure of its investigative businesses, and iv) wrote-down the value of both tangible and intangible assets as a result of the impairment review. ArmorGroup expects to substantially complete the initiatives in its restructuring plan within nine months. Most of the significant actions have been completed by June 30, 2001.

     As a result of the restructuring plan, the Company has recorded a pre-tax charge of $10 million. The Company recorded $8.7 million in the first quarter and has recorded $1.3 million in the second quarter of fiscal 2001. The pre-tax charge in the six month period ending June 30, 2001 included approximately i) $1,375,000 in employee termination and related costs including severance, relocation, medical and other benefits, ii) $956,000 in lease termination and other exit costs, iii) $291,000 in impairment charges related to tangible assets, and iv) $7,337,000 in impairment charges related to intangible assets, primarily goodwill. As of June 30, 2001, the Company had a remaining liability of $1,297,000 relating to employee termination costs and lease termination and other exit costs. This liability has been classified in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheet and will be funded through cash provided by operating activities and the Company's credit facility.

     Integration and other non-recurring charges. In the six month period ended June 30, 2001, the Company incurred $836,000 in expenses and costs associated with the integration of the Company's

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

recent acquisitions. The Company incurred $1,456,000 in such fees in the six months ended June 30, 2000.

     Operating income. The operating income was $3.5 million in the six months ended June 30, 2001, after a $10.0 million restructuring charge compared to operating income of $14.1 million in the six months ended June 30, 2000, which included $1.9 million of non-recurring gain from the sale of JSGS.

     Interest expense, net. Net interest expense increased by 158.4%, to $1,514,000 in the six months ended June 30, 2001 compared to $586,000 in the three months ended June 31, 2000. This increase was the result of increased borrowings primarily due to acquisitions funded with long-term debt. Interest expense includes interest on and amortization of the fees associated with the Company's $100 million credit facility, and the amortization of the discount on certain liabilities acquired as part of the Safariland acquisition.

     Other income, net. Other income, net was $227,000 in the six months ended June 30, 2001 compared to $1,888,000 for the six months ended June 30, 2000. This other income, net in the prior year six month period resulted from the sale of the Company's investment in JSGS.

     Income before provision for income taxes. The income before provision for income taxes was $2.3 million in the six months ended June 30, 2001, compared to income of $15.4 million in the six months ended June 30, 2000, due to the factors discussed above.

     Provision for income taxes. The provision for income taxes decreased by $4.4 million, to an expense of $1.3 million in the six months ended June 30, 2001 compared to an expense $5.7 million in the six months ended June 30, 2000. The effective tax rate for the six months ended June 30, 2001 was an expense of 59.8% compared to an expense of 37.4% for the six months ended June 30, 2000. The higher than normal effective tax rate is due to the impact of non-deductible goodwill amortization. The effective tax rate for the Company's foreign operations is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates.

     Net income. Net income was $902,000, in the six months ended June 30, 2001 after a $10.0 million restructuring charge, compared to net income of $9.6 million for the six months ended June 30, 2000, which included $1.9 million of non-recurring gain from the sale of JSGS. The decrease is primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that cash generated from operations and borrowings under the Company's credit facility will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months. The Company is currently negotiating to increase its credit facility to $120 million in connection with its proposed acquisition of the Security Products and Services Group of The Kroll-O'Gara Company. In addition, the Company may require additional financing to pursue its strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company or on a basis that is not dilutive to stockholders.

     The Company's spending for its fiscal 2001 capital expenditures will be approximately $6.0 million, of which the Company has already spent approximately $3.8 million. As of June 30, 2001 and December 31, 2000, the Company had working capital of $86.5 million and $67.9 million, respectively.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

     On April 20, 2001, the Company announced it had reached a definitive agreement (the "Agreement") to acquire the Security Products and Services Group ("SPSG") of The Kroll-O'Gara Company for $54.5 million of which $15 million may be paid in common stock. In connection with the acquisition of SPSG, the Company has filed a registration statement on Form S-3 (the "Registration Statement") registering 1,250,000 shares of its common stock. The Company intends to issue shares under the Registration Statement valued up to $15 million, and the Company anticipates drawing up to $39.5 million under its credit facility to finance the acquisition. Except as described in the Registration Statement, the Company will not receive any proceeds from sales of its common stock under this Registration Statement.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

FORWARD LOOKING AND CAUTIONARY STATEMENTS

     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the Company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; the ultimate effect of various domestic and foreign political and economic issues on the Company's business, financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; contract delays; cost overruns; the Company's ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the Company's distributors or resellers; the Company's ability to successfully manage acquisitions, alliances and integrate past and future business combinations; regulatory, legal, political and economic changes and other risks, uncertainties and factors inherent in the Company's business and otherwise discussed elsewhere in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

     Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relate primarily to borrowings under our Credit Agreement and our short-term monetary investments. Borrowings under our Credit Agreement are variable based upon the lender's base rate or Eurodollar rate. Assuming level of borrowings at June 30, 2001, a hypothetical one-percentage point increase in the base rate or Eurodollar rate would increase our annual interest expense by approximately $498,000. To the extent that, from time to time, the Company holds short-term money market instruments, there is a market rate risk for changes in interest rates on such instruments. To that extent, there is inherent rollover risk in the short-term money market instruments as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. However, there is no risk of loss of principal in the short-term money market instruments, only a risk related to a potential reduction in future interest income. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. We do not use derivative financial instruments to hedge this interest rate risk. However, in the future, the Company may consider the use of financial instruments to hedge interest rate risk.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a description of legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of Stockholders on June 19, 2001. Of the 23,035,636 shares of Common Stock entitled to vote at the meeting, 16,331,605 shares of Common Stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 70.9% of the Company's outstanding shares of Common Stock.

     At the meeting, the Company's Stockholders approved the election of Warren
B. Kanders, Jonathan M. Spiller, Burtt R. Ehrlich, Nicholas Sokolow, Thomas W. Strauss, Alair A. Townsend and Stephen B. Salzman to the Company's Board of Directors. The Company's Stockholders voted as follows in connection with such election:

                                                For              Against
                                                ---              -------
     Warren B. Kanders                      13,014,678         3,316,927
     Jonathan M. Spiller                    16,063,939           267,666
     Burtt R. Ehrlich                       15,783,260           548,345
     Nicholas Sokolow                       16,062,938           268,667
     Thomas W. Strauss                      16,063,939           267,666
     Alair A. Townsend                      16,063,939           267,666
     Stephen B. Salzman                     16,063,939           267,666

     At the meeting, the Company's Stockholders approved the appointment of PricewaterhouseCoopers LLP as the Company's independent auditor for the Company's fiscal year ending December 31, 2001. There were 15,964,842 votes in favor, 362,600 votes against and 4,163 abstentions in connection with such proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

     None

     (b) Reports on Form 8-K

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Current Report on Form 8-K filed on April 27, 2001 relating to the proposed acquisition of SPSG.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       ARMOR HOLDINGS, INC.

       /s/ Jonathan M. Spiller
       ----------------------------------
       Jonathan M. Spiller
       President, Chief Executive Officer
       and Director
       Dated:  August 14, 2001


       /s/ Robert R. Schiller
       ----------------------------------
       Robert R. Schiller
       Executive Vice President and Chief Financial Officer
       Dated:  August 14, 2001