Form 10-Q
period 2001-09-30
ARMOR HOLDINGS INC
filed 2001-11-14
CIK 845752

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

              FOR THE QUARTERLY PERIOD ENDED September 30, 2001, or
                                             ------------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO           .
                                            ---------    ---------

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

       Registrant's telephone number, including area code: (904) 741-5400
     ----------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares outstanding of the registrant's Common Stock as of November 9, 2001 is 24,638,053.

                              ARMOR HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX


                                                                    Page
PART I - FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS.................................   4

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS......  19

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK..................................  27

PART II - OTHER INFORMATION........................................  29

      ITEM 1. LEGAL PROCEEDINGS....................................  29

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................  29

SIGNATURES                                                           30

                         PART I - FINANCIAL INFORMATION


ITEM 1.             FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. (the "Company") and its wholly-owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all intercompany items and transactions) which management considers necessary for a fair presentation of operating results as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and September 30, 2000.

         These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                             SEPTEMBER 30, 2001        DECEMBER 31, 2000
                                                            --------------------      --------------------
                                                                 (UNAUDITED)                    *
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $   11,890                $    7,257
  Accounts receivable (net of allowance for
    doubtful accounts of $2,631 and $1,133)                          74,924                    44,590
  Inventories                                                        55,592                    23,675
  Prepaid expenses and other current assets                          18,540                    13,313
                                                            --------------------      --------------------
    Total current assets                                            160,946                    88,835

PROPERTY, PLANT AND EQUIPMENT (net
  of accumulated depreciation of $13,403 and
  $10,146)                                                           43,447                    24,590

GOODWILL (net of accumulated amortization
  of $8,027 and $6,451)                                             120,838                    95,649

PATENTS, LICENSES AND TRADEMARKS
  (net of accumulated amortization of $1,815 and $1,518)              6,802                     6,907

OTHER ASSETS                                                          8,889                     9,976
                                                            --------------------      --------------------

TOTAL ASSETS                                                     $  340,922                $  225,957
                                                            ====================      ====================


                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                               SEPTEMBER 30, 2001        DECEMBER 31, 2000
                                                              --------------------      -------------------
                                                                   (UNAUDITED)                   *
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                              $    2,066               $    1,072
    Short-term debt                                                     4,113                    1,157
    Accounts payable                                                   25,939                    4,432
    Accrued expenses and other current liabilities                     27,524                   13,915
    Income taxes payable                                                  197                      322
                                                              --------------------      -------------------
        Total current liabilities                                      59,839                   20,898

LONG-TERM DEBT, less current portion                                   89,181                   38,288
                                                              --------------------      -------------------

    Total liabilities                                                 149,020                   59,186

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
   authorized; no shares issued and outstanding                             -                        -
   Common stock, $.01 par value; 50,000,000 shares
        authorized; 26,833,400 and 25,063,534 issued and
        24,508,741 and 22,685,475 outstanding at                          268                      250
        September 30, 2001 and December 31, 2000
        respectively
   Additional paid-in capital                                         172,482                  150,254
   Retained earnings                                                   48,064                   43,663
   Accumulated other comprehensive loss                                (3,488)                  (1,684)
   Treasury stock                                                     (25,424)                 (25,712)
                                                              --------------------      -------------------
        Total stockholders' equity                                    191,902                  166,771
                                                              --------------------      -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  340,922               $  225,957
                                                              ====================      ===================



                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                         SEPTEMBER 30, 2001   SEPTEMBER 30, 2000    SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                         ------------------   ------------------    ------------------    ------------------
REVENUES:
  Products                                         $ 37,330             $ 34,548              $103,121             $ 100,049
  Mobile Security                                     9,349                    -                 9,349                     -
  Services                                           27,067               22,570                74,206                62,402
                                         ------------------   ------------------    ------------------    ------------------
  Total Revenues                                     73,746               57,118               186,676               162,451
                                         ------------------   ------------------    ------------------    ------------------
COSTS AND EXPENSES:
  Cost of sales                                      48,856               35,345               118,563               100,810
  Operating expenses
    Litigation settlements                                -                1,918                     -                 1,950
    Other operating expenses                         16,645               13,414                43,763                36,338
  Amortization                                          843                  790                 2,621                 2,272
  Equity in earnings of investee                          -                    -                     -                   (87)
  Restructuring and related charges                       -                    -                 9,959                     -
  Integration and other non-recurring
  charges                                               964                1,081                 1,800                 2,537
                                         ------------------   ------------------    ------------------    ------------------
OPERATING INCOME                                      6,438                4,570                 9,970                18,631

  Interest expense, net                               1,125                  600                 2,639                 1,186
  Other expense (income), net                           175                   51                   (52)               (1,837)
                                         ------------------   ------------------    ------------------    ------------------
INCOME BEFORE PROVISION
FOR INCOME TAXES                                      5,138                3,919                 7,383                19,282

PROVISION FOR INCOME TAXES                            1,315                1,459                 2,658                 7,206
                                         ------------------   ------------------    ------------------    ------------------

NET INCOME                                         $  3,823             $  2,460              $  4,725             $  12,076
                                         ==================   ==================    ==================    ==================

BASIC EARNINGS PER SHARE                           $   0.16             $   0.11              $   0.20             $    0.53
                                         ==================   ==================    ==================    ==================

DILUTED EARNINGS PER SHARE                         $   0.16             $   0.11              $   0.20             $    0.51
                                         ==================   ==================    ==================    ==================

WEIGHTED AVERAGE SHARES - BASIC                      23,645               22,442                23,190                22,706
                                         ==================   ==================    ==================    ==================

WEIGHTED AVERAGE SHARES - DILUTED                    24,317               23,351                23,905                23,613
                                         ==================   ==================    ==================    ==================


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ARMOR HOLDINGS, INC. AND SUBSIDIARIES (UNAUDITED)
(IN THOUSANDS)

                                                                                       NINE MONTHS ENDED
                                                                          --------------------------------------------
                                                                          SEPTEMBER 30, 2001        SEPTEMBER 30, 2000
                                                                          ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $  4,725                  $ 12,076
  Adjustments to reconcile net income to cash used
    in operating activities:
   Depreciation and amortization                                                  5,789                     4,335
   Gain on sale of investments                                                        -                    (1,719)
   Non-cash restructuring charges, primarily write-off of goodwill                8,022                         -
   Deferred income taxes                                                           (846)                        -
   Equity in earnings of investee                                                     -                       (87)
  Changes in operating assets and liabilities, net of acquisitions:
   Increase in accounts receivable                                              (13,805)                   (7,096)
   Increase in inventories                                                       (6,654)                   (2,759)
   Increase in prepaid expenses and other assets                                 (2,905)                   (8,207)
   Increase in accounts payable, accrued
     expenses and other current liabilities                                       7,060                        50
   Increase in minority interest                                                      -                         9
   Increase in income taxes payable                                                (441)                        -
                                                                          ------------------        ------------------
   Net cash provided by (used in) operating activities                              945                    (3,398)
                                                                          ------------------        ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of patents and trademarks                                               (34)                        -
   Purchase of property and equipment                                            (5,661)                   (3,399)
   Purchase of businesses, net of cash acquired                                 (44,827)                   (8,889)
   Additional consideration for purchased businesses                             (3,230)                        -
   Purchases of investments                                                           -                    (1,682)
   Proceeds from sale of investment                                                   -                     3,598
   Dividends received from associated companies                                       -                        87
   Proceeds from sale of equity securities                                          843                         -
                                                                          ------------------        ------------------
   Net cash used in investing activities                                        (52,909)                  (10,285)
                                                                          ------------------        ------------------
FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options                                    6,548                       709
   Repurchases of common stock                                                     (722)                  (12,574)
   Proceeds from issuance of treasury shares for the exercise
     of stock options                                                               686                         -
   Net borrowings under short-term debt                                               -                      (420)
   Net repayment of long-term debt                                                 (300)                        -
   Borrowings under line of credit                                               90,267                    46,072
   Repayments under line of credit                                              (38,078)                  (26,590)
                                                                          ------------------        ------------------
   Net cash provided by financing activities                                     58,401                     7,197

   Effect of exchange rate changes on cash and cash equivalents                  (1,804)                     (223)
                                                                          ------------------        ------------------
   NET DECREASE IN CASH AND CASH EQUIVALENTS                                      4,633                    (6,709)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 7,257                    13,246
                                                                          ------------------        ------------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 11,890                  $  6,537
                                                                          ==================        ==================


            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


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

         The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform to the current year presentation.


NOTE 2 - COMPREHENSIVE INCOME

         The components of comprehensive income, net of taxes of $496,000 and $140,000 for the three months ended September 30, 2001 and 2000, respectively and $999,000 and $120,000 for the nine months ended September 30, 2001 and 2000, respectively, are listed below:

                                                       THREE MONTHS ENDED                          NINE MONTHS ENDED

                                             SEPTEMBER 30, 2001   SEPTEMBER 30, 2000    SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                             ------------------   ------------------    ------------------    ------------------
                                                         (IN THOUSANDS)                              (IN THOUSANDS)
Net income                                          3,823                2,460                 4,725                12,076
Other comprehensive loss:
   Foreign currency translations, net of tax         (881)                 237                (1,776)                 (202)
                                             ------------------   -------------------   ------------------    ------------------
Comprehensive income:                            $  2,942             $  2,697              $  2,949              $ 11,874
                                             ==================   ===================   ==================    ==================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


NOTE 3 - INVENTORIES

     The inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

                                 SEPTEMBER 30, 2001         DECEMBER 31, 2000
                                 ------------------         -----------------
                                               (IN THOUSANDS)
Raw material                               $ 33,348                   $13,756
Work-in-process                              12,395                     1,999
Finished goods                                9,849                     7,920
                                 ------------------         -----------------
  Total inventories                         $55,592                   $23,675
                                 ==================         =================


NOTE 4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities are summarized as follows:

                                                          SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                          ------------------    -----------------
                                                                       (IN THOUSANDS)
Accrued expenses and other current liabilities .........              26,224                9,365
Additional purchase price for acquisition earnouts......                   -                3,000
Deferred consideration for acquisitions.................               1,300                1,550
                                                          ------------------    -----------------
                                                                    $ 27,524             $ 13,915
                                                          ==================    =================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


NOTE 5 - DEBT

     Credit Facility - On August 22, 2001, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with Bank of America, Canadian Imperial Bank of Commerce, First Union National Bank, Suntrust Bank, Republic Bank, Keybank National Association, and ING (U.S.) Capital LLC. Pursuant to the Credit Agreement, the lenders established a $120,000,000 line of credit for our benefit expiring on February 12, 2004. The Credit Agreement, among other things, provides for (i) total aggregate maximum borrowings of $120,000,000 and (ii) the capability for borrowings in foreign currencies. All borrowings under the Credit Agreement bear interest at either (i) a base rate, plus an applicable margin ranging from .000% to .375%, depending on certain conditions, (ii) a eurodollar rate, plus an applicable margin ranging from 1.125% to 1.875%, depending on certain conditions, or (iii) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125% to 1.875%, depending on certain conditions. Outstanding borrowings under the Credit Agreement bear interest at a variable rate, currently 5.48% per annum. In addition, the Credit Agreement provides that Bank of America will make swing-line loans to us of up to $5,000,000 for working capital purposes only and will issue letters of credit on our behalf of up to $20,000,000. At September 30, 2001, the Company had $82.7 million outstanding under the line of credit and approximately $10 million outstanding in letters of credit leaving approximately $27.3 million in availability under the Credit Agreement. The Company also had approximately $6.9 million of other long-term debt and capitalized lease obligations, net of current portion, consisting primarily of $4.2 million of industrial revenue bonds. All indebtedness under the Credit Agreement will mature on February 12, 2004, which will bring the Company's expected 2004 maturities to approximately $83.6 million.

     As part of the Credit Agreement, all of the Company's direct and indirect domestic subsidiaries agreed to guarantee the Company's obligations under the Credit Agreement. The Credit Agreement is collateralized by (1) a pledge of all of the issued and outstanding shares of stock of certain domestic subsidiaries of the Company pursuant to a pledge agreement and (2) a pledge of 65% of the issued and outstanding shares of the Company's first tier foreign subsidiaries. The Credit Agreement includes both negative and affirmative covenants customary for a credit facility of this nature, such as a limitation on capital expenditures, foreign indebtedness, minimum fixed charge coverage and a restriction against paying dividends.


NOTE 6 - ACQUISITIONS

     On August 22, 2001, the Company, through a wholly owned subsidiary, acquired all of the outstanding stock of O'Gara-Hess Eisenhardt Armoring Company, The O'Gara Company, and O'Gara Security Associates, Inc. The acquired companies (which are collectively referred to below as "O'Gara") constitute the majority of what was formerly known as the Security Products and Services Group (which is referred to below as "SPSG") of The Kroll-O'Gara Company ("Kroll"). In connection with the acquisition, the Company paid $52.2 million, of which $37.2 million was paid in cash and $15 million was paid by issuing to Kroll-O'Gara 1,009,422 shares of the Company's common stock (the "Shares") and has recorded $33.5 million in goodwill related to the acquisition.
The entire cash portion of the transaction was paid by drawing down on the Company's revolving credit facility.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


         The Company also deposited an additional $1.5 million in cash with an escrow agent, to be held and distributed by the escrow agent pursuant to the terms of an Escrow Agreement entered into between the Company and Kroll. The Company also agreed to pay Kroll up to $2.0 million in contingent deferred consideration if O'Gara achieves certain gross profit targets for the twelve months ended December 31, 2001.

         The results of SPSG have been included in the Company's results since August 22, 2001. The unaudited consolidated results of operations of the Company on a pro forma basis as if the Company had consummated the acquisition of SPSG on January 1, 2001 and 2000 are as follows:

                                        9 MONTHS              12 MONTHS
                                   SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                  --------------------   --------------------
                                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenues                                $ 265,490              $333,375
Net Income                              $   1,050              $ 14,325
Diluted Earnings per Share              $    0.04              $   0.59
Weighted Average Shares-Diluted            24,767                24,365

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


NOTE 7 - RESTRUCTURING CHARGE

         In January 2001, the Company's ArmorGroup Services division approved a restructuring plan to close its U.S. investigative businesses, realign the division's organization, eliminate excess facilities and reduce overhead in its businesses worldwide. In connection with this restructuring plan, the division performed a review of its long-lived assets to identify potential impairments. Pursuant to this restructuring plan, ArmorGroup i) eliminated 26 employees, primarily from its investigative businesses, ii) eliminated an additional 24 employees from its security business, iii) incurred lease and other exit costs as a result of the closure of its investigative businesses, and iv) wrote-down the value of both tangible and intangible assets as a result of the impairment review. Most of the significant actions contemplated by the restructuring plan have been completed.

         As a result of the restructuring plan, the Company has recorded a pre-tax charge of $10 million. As of September 30, 2001, the Company had a remaining liability of $382,000 relating to lease termination and other exit costs after current quarter utilization of the reserves for employee termination costs ($569,000) and lease related costs ($346,000). This liability has been classified in accrued expenses and other current liabilities on the consolidated balance sheet and will be funded through cash provided by operating activities and the Company's credit facility. A summary of the restructuring charges and the remaining accrual follows:

                                                         Lease Termination
                                 Employee Termination    and Other Closing        Asset          Asset Removal
                                         Costs                 Costs            Impairment      & Related Costs         Total
                                ----------------------   -----------------     ------------     ---------------      -----------
Additions                            $   531,000            $   541,000         $   291,000       $ 7,337,000        $ 8,700,000
Utilization                             (531,000)               (85,000)           (291,000)       (7,337,000)        (8,244,000)
                                ----------------------   -----------------     ------------     ---------------      -----------
Balance at March 31, 2001            $         -            $   456,000         $         -       $         -        $   456,000

Additions                            $   844,000            $   415,000         $         -       $         -        $ 1,259,000
Utilization                             (275,000)              (143,000)                  -                 -           (418,000)
                                ----------------------   -----------------     ------------     ---------------      -----------
Balance at June 30, 2001             $   569,000            $   728,000         $         -       $         -        $ 1,297,000

Additions                            $         -            $         -         $         -       $         -        $         -
Utilization                             (569,000)              (346,000)                  -                 -           (915,000)
                                ----------------------   -----------------     ------------     ---------------      -----------
BALANCE AT SEPTEMBER 30, 2001        $         -            $   382,000         $         -       $         -        $   382,000
                                ======================   =================     ============     ===============      ===========


NOTE 8 - INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

     The Company is a leading manufacturer and provider of security products, vehicle armor systems and security risk management services. The Company's products and services are used by military, law enforcement, security and corrections personnel throughout the world, as well as governmental agencies, multinational corporations and non-governmental organizations. The Company is organized and operated under three business segments: Armor Holdings Products; Armor Mobile Security; and ArmorGroup Services.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


         Armor Holdings Products. The Armor Holdings Products division manufactures and sells a broad range of high quality equipment marketed under brand names that are well-known and respected in the military and law enforcement communities. Products manufactured by this division include body armor, tactical armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, forensic products and weapon maintenance products.

         Armor Mobile Security. The Armor Mobile Security division manufactures and installs ballistic and blast protection armoring systems for military vehicles, commercial vehicles, military aircraft and missile components. Under the brand name O'Gara-Hess & Eisenhardt, the Company is the sole-source provider to the U.S. military for the supply of armoring and blast protection systems as well as maintenance services for the High Mobility Multi-purpose Wheeled Vehicle (HMMWV, commonly known as the Humvee). Additionally, the Company has been subcontracted to develop a ballistically armored and sealed truck cab for the High Mobility Artillery Rocket System (HIMARS) currently in development for the U.S. Army. The Company armors a variety of commercial vehicles including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats. The Armor Mobile Security Division consists of SPSG less International Training, Inc., which is now included in ArmorGroup Services division.

         ArmorGroup Services. The ArmorGroup Services division provides a broad range of sophisticated security risk management solutions to multinational corporations in diverse industries such as natural resources, financial services and consumer products, and to governmental and non-governmental agencies such as the U.S. Departments of State and Defense, the United Nations and CARE International. Services provided include security planning, advice and management, security systems integration, intellectual property asset protection, due diligence investigations and training programs in counterintelligence, counter-surveillance, advanced driving techniques, computer forensics and ballistics.

         The Company has invested substantial resources outside of the United States and plans to continue to do so in the future. Significant operations of ArmorGroup Services division are conducted in certain emerging markets in Africa, Asia and South America, while the Armor Mobile Security division has invested substantial resources in Europe and South America. These operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector. Government actions in the future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on the Company and its operating companies. The Company does not have political risk insurance in the countries in which it currently conducts business. Moreover, applicable agreements relating to the Company's interests in it operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for the Company to enforce its rights. Accordingly, the Company may have little or no recourse upon the occurrence of any of these developments.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


Revenues, operating income and total assets for each of the Company's segments are as follows:

                                                   NINE MONTHS ENDED
                                   SEPTEMBER 30, 2001            SEPTEMBER 30, 2000
                                ------------------------      ------------------------
                                                     (IN THOUSANDS)
Revenues:
  Products                           $   103,121                   $   100,049
  Mobile Security                          9,349                             -
  Services                                74,206                        62,402
                                ------------------------      ------------------------
    Total revenues                   $   186,676                   $   162,451
                                ========================      ========================
Operating income:
  Products                           $    19,015                   $    19,485
  Mobile Security                          1,166                             -
  Services                                (5,639)                        5,657
  Corporate                               (4,572)                       (6,511)
                                ------------------------      ------------------------
    Total operating income           $     9,970                   $    18,631
                                ========================      ========================
Total assets:
  Products                           $   145,815                   $    112,815
  Mobile Security                         98,871                              -
  Services                                84,278                         62,705
  Corporate                               11,958                         30,812
                                ------------------------      ------------------------
     Total assets                    $   340,922                   $    206,332
                                ========================      ========================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


     The following unaudited information with respect to revenues and operating income (operating income before amortization expense, equity in earnings of investee, restructuring charges and integration expense) to principal geographic areas are as follows:

                                                        NINE MONTHS ENDED
                                         SEPTEMBER 30, 2001            SEPTEMBER 30, 2000
                                       ----------------------        ----------------------
                                                          (IN THOUSANDS)
Revenues:
   North America                              $ 109,395                    $ 100,873
   South America                                 20,606                       16,953
   Africa                                        17,799                       15,621
   Europe/Asia                                   38,876                       29,004
                                       ----------------------        ----------------------
      Total revenue                           $ 186,676                    $ 162,451
                                       ======================        ======================
Geographic operating income:
   North America                              $  14,770                      $16,448
   South America                                  2,462                        2,431
   Africa                                         2,751                        4,801
   Europe/Asia                                    4,367                         (327)
                                       ----------------------        ----------------------
      Total operating income                  $  24,350                     $ 23,353
                                       ======================        ======================
Total assets:
   North America                              $ 247,713                     $145,353
   South America                                 13,697                        6,727
   Africa                                        21,290                       13,023
   Europe/Asia                                   58,222                       41,229
                                       ----------------------        ----------------------
       Total assets                           $ 340,922                    $ 206,332
                                       ======================        ======================


     A reconciliation of consolidated geographic operating income to consolidated operating income follows:

                                                                   NINE MONTHS ENDED
                                                   SEPTEMBER 30, 2001            SEPTEMBER 30, 2000
                                                 ----------------------        ----------------------
                                                                    (IN THOUSANDS)
Consolidated geographic operating income                $  24,350                   $  23,353
Amortization                                               (2,621)                     (2,272)
Equity in earnings of investee                                  -                          87
Restructuring and related charges                          (9,959)                          -
Integration and other non-recurring charges                (1,800)                     (2,537)
                                                 ----------------------        ----------------------
Operating income                                        $   9,970                   $  18,631
                                                 ======================        =======================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


NOTE 9. EARNINGS PER SHARE

     The company follows SFAS No. 128, Earnings Per Share, which requires the presentation of basic and diluted earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income:

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED

                                                   SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                                       2001              2000              2001             2000
                                                   -------------     -------------     -------------   -------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings
  per share:

Net income                                              $  3,823          $  2,460          $  4,725        $ 12,076
                                                   -------------     -------------     -------------   -------------

Denominator for basic earnings per share
  Weighted average shares:                                23,645            22,442            23,190          22,706

Effect of shares issuable under stock option
  and stock grant plans, based on the
  treasury stock method                                      672               909               715             907
                                                   -------------     -------------     -------------   -------------
Denominator for diluted earnings per
  share- Adjusted weighted average shares                 24,317            23,351            23,905          23,613
                                                   -------------     -------------     -------------   -------------
Basic earnings per share                                $   0.16          $   0.11          $   0.20        $   0.53
                                                   =============     =============     =============   =============

Diluted earnings per share                              $   0.16          $   0.11          $   0.20        $   0.51
                                                   =============     =============     =============   =============


NOTE 10. NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS
142). SFAS 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interest method is no longer permitted. SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead reviewed for impairment annually. Under SFAS 142, the amortization of goodwill ceases upon adoption of the statement, which will become effective for the Company on January 1, 2002. The Company has historically amortized its goodwill over its estimated useful lives. Under SFAS 142, the amortization of goodwill resulting from acquisitions prior to July 1, 2001 will cease to be amortized effective January 1, 2002. The goodwill resulting from acquisitions made by the Company subsequent to June 30, 2001 is immediately subject to the non-amortization provisions of SFAS 142. The effects of adopting these standards have not been completely determined.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS 143 requires the recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. The fair value of a liability for an asset retirement obligation is the amount at which that liability could be settled in a current transaction between willing parties, that is, other than in a forced or liquidation transaction. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The provisions of SFAS 143 will become effective for the Company on January 1, 2003. The effects of adopting this standard have not been determined.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. SFAS 144 requires that a long-lived asset to be (1) abandoned, (2) exchanged for a similar productive asset, or (3) distributed to owners in a spin-off be considered held and used until it is abandoned, exchanged, or distributed. SFAS 144 requires (1) that spin-offs and exchanges of similar productive assets to be recorded at the lower of carrying value or fair value, and that such assets be classified as held and used until disposed of and (2) that any impairment loss resulting from a spin-off or exchange of similar productive assets be recognized when the asset is disposed of. The provisions of SFAS 144 will be come effective for the Company on January 1, 2002. The effects of adopting this standard have not been determined.


NOTE 11. SUBSEQUENT EVENT

On October 30, 2001, the Company announced that it filed a registration statement with the Securities and Exchange Commission relating to the proposed offering of 5.0 million common shares that includes 4.5 million shares to be sold by the Company and 0.5 million shares to be sold by certain shareholders. An additional 750,000 shares may be sold by a certain shareholder to the underwriters to cover all over allotments. As of November 9, 2001, the Company had approximately 24.6 million common shares outstanding.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                    NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2001            SEPTEMBER 30, 2000
                                                    ------------------            ------------------
                                                                     (IN THOUSANDS)
Non-cash investing and financing activities:
  Stock issued as additional consideration
  for purchased businesses                              $     900                     $     201
                                                    ==================            ==================
  Stock issued for purchase of businesses               $  14,798                     $   2,094
                                                    ==================            ==================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and analysis of financial condition for the three and nine months ended September 30, 2001. The results of operations for purchase business combinations are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

     Revenue Recognition. The Company records product revenues at gross amounts to be received including amounts to be paid to agents as commissions, at the time the product is shipped to the distributor. Although, in certain circumstances, product returns are permitted within 30 days from the date of purchase, these returns are minimal and usually consist of minor modifications to the ordered product. The Company records services revenue as the service is provided on a contract-by-contract basis.

     The Company records revenue from its Mobile Security Division when the vehicle is shipped except for commercial contracts greater than $1,250,000 and longer than four months in length and government contract for the delivery of HMMWVs to the U.S. Government. Revenue from commercial contracts greater than $1,250,000 and longer than four months in length is recognized on the percentage of completion units-of-work performed method. Revenues from the sale of HMMWV's to the U.S. Government are recorded when the onsite Department of Defense officer finishes the inspection of the HMMWV and approves it for delivery.

     Foreign Currency Translation. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange as of the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The cumulative change in the translation adjustment, which represents the effect of translating assets and liabilities of the Company's foreign operations, was a pre-tax loss of approximately $5.4 million as of September 30, 2001 and $2.6 million as of December 31, 2000.

     New Accounting Pronouncements. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interest method is no longer permitted. SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead reviewed for impairment annually. Under SFAS 142, the amortization of goodwill ceases upon adoption of the statement, which will become effective for the Company on January 1, 2002. The Company has historically amortized its goodwill over its estimated useful lives. Under SFAS 142, the amortization of goodwill resulting from acquisitions prior to July 1, 2001 will cease to be amortized effective January 1, 2002. The goodwill resulting from acquisitions made by the Company subsequent to June 30, 2001 is immediately subject to the non-amortization provisions of SFAS
142. The effects of adopting these standards have not been completely determined.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS 143 requires the recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. The fair value of a liability for an asset retirement obligation is the amount at which that liability could be settled in a current transaction between willing parties, that is, other than in a forced or liquidation transaction. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The provisions of SFAS 143 will become effective for the Company on January 1, 2003. The effects of adopting this standard have not been determined.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. SFAS 144 requires that a long-lived asset to be (1) abandoned, (2) exchanged for a similar productive asset, or (3) distributed to owners in a spin-off be considered held and used until it is abandoned, exchanged, or distributed. SFAS 144 requires (1) that spin-offs and exchanges of similar productive assets to be recorded at the lower of carrying value or fair value, and that such assets be classified as held and used until disposed of and (2) that any impairment loss resulting from a spin-off or exchange of similar productive assets be recognized when the asset is disposed of. The provisions of SFAS 144 will be come effective for the Company on January 1, 2002. The effects of adopting this standard have not been determined.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000.

         Products revenues. Armor Holdings Products Division revenues increased $2.8 million, or 8.1%, to $37.3 million in the three months ended September 30, 2001 compared to $34.5 million in the three months ended September 30, 2000. This increase was due to internal growth of 4.7% as well as 3.4% growth from the acquisitions of Monadnock Lifetime Products Inc. ("Monadnock") and Lightning Powder, Inc. ("Lightning Powder") completed in November 2000.

         Mobile Security revenues. Armor Mobile Security Division revenues totaled $9.3 million in the three months ended September 30, 2001. The Mobile Security Division was created with the O'Gara acquisition on August 22, 2001, and its revenues are included from September 1, 2001.

         Services revenues. ArmorGroup Services Division revenues increased $4.5 million, or 19.9%, to $27.1 million in the three months ended September 30, 2001 compared to $22.6 million in the three months ended September 30, 2000. This increase was due to internal growth of 16.3% as well as 3.6% growth from International Training, Inc., which was acquired in the O'Gara acquisition and is included in the revenue of ArmorGroup Services Division.

         Cost of sales. Cost of sales increased by $13.5 million, or 38.2%, to $48.9 million in the three months ended September 30, 2001 compared to $35.3 million in the three months ended September 30, 2000. This increase was primarily due to increased revenue for the three months ended September 30, 2001 compared to the three months ended September 30, 2000, as well as the O'Gara acquisition. As a percentage of total revenues, cost of sales increased to 66.2% of total revenues for the three months ended September 30, 2001 from 61.9% for the three months ended September 30, 2000. The increase as a percentage of total revenues was primarily due to the lower gross margins in the new Mobile Security division as well as well as the revenue mix in the Company's Armor Holdings Products and ArmorGroup Services divisions.

         Operating expenses. Operating expenses increased by $1.3 million, or 8.6%, to $16.6 million (22.6% of total revenues) in the three months ended September 30, 2001 compared to $15.3 million (26.8% of total revenues) in the three months ended September 30, 2000. This increase was primarily due to internal growth in the overall business as well as the operating expenses associated with the operations of O'Gara, Monadnock, and Lightning Powder acquired in August 2001 and November 2000 respectively. The reduction in operating expenses as a percent of sales was a result of the restructuring activities in ArmorGroup Services, and the Company's continued focus on lowering operating costs.

         Amortization. Amortization expense increased $53,000, or 6.7%, to $843,000 in the three months ended September 30, 2001 compared to $790,000 in the three months ended September 30, 2000. This increase was due to amortization of intangible assets acquired as a result of the acquisitions of Monadnock and Lightning Powder in November 2000, which are not reflected in the three months ended September 30, 2000, offset by a reduction in amortization of goodwill associated with the Company's impairment charges earlier this year.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


         Integration and other non-recurring charges. Integration and other non-recurring charges decreased by $117,000, or 10.8%, to $964,000 in the three month period ended September 30, 2001 compared to $1.1 million in the three months ended September 30, 2000 and are related to the integration of the Company's recent acquisitions and its on-going global tax minimization plan.

         Operating income. Operating income increased $1.9 million, or 40.9%, to $6.4 million in the three months ended September 30, 2001 compared to $4.6 million in the three months ended September 30, 2000 due to the factors discussed above.

         Interest expense, net. Interest expense, net increased by $525,000, or 87.5%, to $1,125,000 in the three months ended September 30, 2001 compared to $600,000 in the three months ended September 30, 2000. This increase was due to increased borrowings for the acquisitions of Monadnock, Lightning Powder and O'Gara, each of which was funded with long-term debt, offset by reductions in the interest cost of debt the Company is currently paying on its long-term debt. Interest expense includes interest on and amortization of the fees associated with the Company's $120 million credit facility, and the amortization of the discount on certain long-term liabilities acquired as part of the Safariland acquisition.

         Other expense, net. Other expense, net, was $175,000 in the three months ended September 30, 2001, compared to $51,000 for the three months ended September 30, 2000. Other expenses, net for the three months ended September 30, 2001 were primarily expenses associated with O'Gara from the date of purchase to September 1, 2001.

         Income before provision for income taxes. Income before provision for income taxes increased by $1.2 million, or 31%, to $5.1 million in the three months ended September 30, 2001 compared to $3.9 million in the three months ended September 30, 2000 due to the factors discussed above.

         Provision for income taxes. Provision for income taxes decreased by $144,000, or 9.9%, to $1.3 million in the three months ended September 30, 2001 compared to $1.5 million in the three months ended September 30, 2000. The effective tax rate for the three months ended September 30, 2001 was 25.6% compared to 37.2% for the three months ended September 30, 2000. The decrease in the Company's effective tax rate in the three month ended September 30, 2001 was due to the realization of benefits associated with the Company's tax planning strategies in the current period and the reduced impact of non-deductible goodwill amortization on the Company's effective tax rate. The Company's effective tax rate is continually changing as estimated future income from the Company's foreign operations can vary significantly from period to period. The effective tax rate for the three months ended September 30, 2001 is not necessarily indicative of continued tax rates due to continually changing concentration of income in each country in which the Company operates.

         Net income. Net income increased by $1.4 million, or 55%, to $3.8 million in the three months ended September 30, 2001 compared to $2.5 million for the three months ended September 30, 2000 due to the factors discussed above.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

         Products revenues. Armor Holdings Products Division revenues increased $3.1 million, or 3.1%, to $103.1 million in the nine months ended September 30, 2001 compared to $100.0 million in the nine months ended September 30, 2000. This increase was due to the acquisitions of Monadnock and Lightning Powder in November 2000.

         Mobile Security revenues. Armor Mobile Security Division revenues totaled $9.3 million in the three months ended September 30, 2001. The Mobile Security Division was created with the O'Gara acquisition on August 22, 2001, and its revenues are included from September 1, 2001.

         Services revenues. ArmorGroup Services Division revenues increased $11.8 million, or 18.9%, to $74.2 million in the nine months ended September 30, 2001 compared to $62.4 million in the nine months ended September 30, 2000. This increase was due to internal growth of 16.9% as well as 2.0% growth from International Training, Inc., which was acquired in the O'Gara acquisition and is included in the revenue of ArmorGroup Services Division.

         Cost of sales. Cost of sales increased by $17.8 million, or 17.6%, to $118.6 million in the nine months ended September 30, 2001 compared to $100.8 million in the nine months ended September 30, 2000. This increase was primarily due to increased revenues in the ArmorGroup Services Division for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 as well as the acquisition of the Mobile Security Division. As a percentage of total revenues, cost of sales increased to 63.5% of total revenues for the nine months ended September 30, 2001 compared to 62.1% for the nine months ended September 30, 2000. This increase was primarily due to the acquisition of O'Gara as well as higher revenues in the ArmorGroup Services Division, both of which operate at lower average gross margins than the Armor Holdings Products Division.

         Operating expenses. Operating expenses increased $5.5 million, or 14.3%, to $43.8 million (23.4% of total revenues) in the nine months ended September 30, 2001 compared to $38.3 million (23.6% of total revenues) in the nine months ended September 30, 2000. This increase was primarily due to internal growth in the overall business as well as the operating expenses associated with O'Gara, Monadnock, and Lightning Powder acquired in August 2001 and November 2000 respectively.

         Amortization. Amortization expense increased $349,000, or 15.4%, to $2.6 million in the nine months ended September 30, 2001 compared to $2.3 million in the nine months ended September 30, 2000. This increase was due to the amortization of intangible assets acquired as a result of the acquisitions of OVG/Traquair, Monadnock and Lightning Powder, which are not fully reflected in the nine months ended September 30, 2000, offset by a reduction in amortization of goodwill associated with the Company's impairment charges earlier this year.

         Equity in earnings of investee. Equity in earnings of investee was $87,000 in the nine months ended September 30, 2000 and relates to the Company's 20% investment in Jardine Securicor Gurkha Services Limited ("JSGS"), which was sold during the nine month period ended September 30, 2000.

         Restructuring and related charges. In January 2001, the Company's ArmorGroup Services division approved a restructuring plan to close its U.S. investigative businesses, realign the division's organization, eliminate excess facilities and reduce overhead in its businesses worldwide. In connection with this restructuring plan, the division performed a review of its long-lived assets to identify potential impairments. Pursuant to this restructuring plan, ArmorGroup i) eliminated 26 employees, primarily from its investigative businesses, ii) eliminated an additional 24 employees from its security business,

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


iii) incurred lease and other exit costs as a result of the closure of its investigative businesses, and iv) wrote-down the value of both tangible and intangible assets as a result of the impairment review. Most of the significant actions have been completed.

         As a result of the restructuring plan, the Company has recorded a pre-tax charge of $10 million. As of September 30, 2001, the Company had a remaining liability of $382,000 relating to lease termination and other exit costs. This liability has been classified in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheet and will be funded through cash provided by operating activities and the Company's credit facility.

         Integration and other non-recurring charges. Integration and other non-recurring charges decreased $737,000, or 29.1%, to $1.8 million in the nine months ended September 30, 2001, compared to $2.5 million in the nine months ended September 30, 2000. Merger and integration expenses for the nine months ended September 30, 2001 represent costs associated with the integration of O'Gara, Monadnock and Lightning Powder, as well as costs associated with the Company's tax minimization project. Merger and integration expenses in the nine months ended September 30, 2000 represent costs associated with the integration of Safariland, OVG/Traquair, Special Clearance Services and Breakfree, as well as costs associated with the tax minimization project, the evaluation of strategic alternatives and certain other one-time costs.

         Operating income. Operating income decreased $8.7 million, or 46.5%, to $10.0 million in the nine months ended September 30, 2001 compared to operating income of $18.6 million in the nine months ended September 30, 2000 due to the factors discussed above.

         Interest expense, net. Interest expense, net increased $1.5 million, or 122.5%, to $2.6 million in the nine months ended September 30, 2001 compared to $1.2 million in the nine months ended September 30, 2000. This increase resulted from increased borrowings for the acquisitions of O'Gara, Monadnock and Lightning Powder, each of which was funded with long-term debt. Increased debt levels were offset by reductions in the cost of debt the Company is currently paying on its bank credit facility due to lower interest rates. Net interest expense includes interest on and amortization of the fees associated with the Company's $120 million credit facility, and the amortization of the discount on certain long-term liabilities acquired as part of the Safariland acquisition.

         Other income, net. Other income, net decreased $1.8 million, or 97.2%, to $52,000 in the nine months ended September 30, 2001 compared to $1.8 million for the nine months ended September 30, 2000. Other income, net in the nine months ended September 30, 2000 was due primarily to the sale of the Company's investment in JSGS.

         Income before provision for income taxes. Income before provision for income taxes decreased $11.9 million, or 61.7%, to $7.4 million in the nine months ended September 30, 2001 compared to $19.3 million in the nine months ended September 30, 2000 due to the factors discussed above.

         Provision for income taxes. Provision for income taxes decreased $4.5 million, or 63.1%, to $2.7 million in the nine months ended September 30, 2001 compared to $7.2 million in the nine months ended September 30, 2000. The effective tax rate for the nine months ended September 30, 2001 was 36.0% compared to 37.4% for the nine months ended September 30, 2000. The decrease in the Company's effective tax rate in the nine month ended September 30, 2001 was due to the realization of benefits associated with the Company's tax planning strategies in the current period and the reduced

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


impact of non-deductible goodwill amortization on the Company's effective tax rate. The Company's effective tax rate is continually changing as estimated future income from the Company's foreign operations can vary significantly from period to period. The effective tax rate for the nine months ended September 30, 2001 is not necessarily indicative of continued tax rates due to the continually changing concentration of income in each country in which the Company operates.

         Net income. Net income decreased $7.4 million, or 60.9%, to $4.7 million in the nine months ended September 30, 2001 compared to $12.1 million for the nine months ended September 30, 2000 due to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

         On August 22, 2001, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with Bank of America, Canadian Imperial Bank of Commerce, First Union National Bank, Suntrust Bank, Republic Bank, Keybank National Association, and ING (U.S.) Capital LLC. Pursuant to the Credit Agreement, the lenders established a $120,000,000 line of credit for the Company's benefit expiring on February 12, 2004. The Credit Agreement, among other things, provides for (i) total aggregate maximum borrowings of $120,000,000 and (ii) the capability for borrowings in foreign currencies. All borrowings under the Credit Agreement bear interest at either (i) a base rate, plus an applicable margin ranging from .000% to .375%, depending on certain conditions, (ii) a eurodollar rate, plus an applicable margin ranging from 1.125% to 1.875%, depending on certain conditions, or (iii) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125% to 1.875%, depending on certain conditions. Outstanding borrowings under the Credit Agreement bear interest at a variable rate, currently 5.48% per annum. In addition, the Credit Agreement provides that Bank of America will make swing-line loans to us of up to $5,000,000 for working capital purposes only and will issue letters of credit on our behalf of up to $20,000,000. As of September 30, 2001, the Company had approximately $82.7 million outstanding and approximately $27.3 million available under the Credit Agreement. All indebtedness under the Credit Agreement will mature on February 12, 2004. The Company has approximately $6.9 million in other long-term debt, net of current portion, consisting primarily of $4.2 million in industrial revenue and industrial development bonds.



         In October 1999, the Company's Board of Directors approved a stock repurchase program that is effective through December 31, 2001 and allows the Company to repurchase up to 10% of its outstanding shares. Under the program, the Company has repurchased 1,848,700 shares of common stock at an average price of $10.67. The Company has the ability to repurchase up to an additional 572,110 shares under this program. The Company expects to continue its policy of repurchasing common stock at opportune intervals. In addition, the Company's Credit Agreement permits the Company to repurchase shares of its common stock up to a maximum amount of $30 million if the Company's ratio of Consolidated Total Indebtedness to Consolidated EBITDA for any Rolling Period (as such terms are defined in the Credit Agreement) is greater than 2.00 to 1; provided that if such ratio is less than or equal to
2.00 to 1, there is no limitation under the Credit Agreement on the amount of such stock repurchase by the Company. As of September 30, 2001, the Company had the ability to repurchase up to an additional $7.6 million of shares of its common stock under the Credit Agreement.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


         The Company had working capital of $101.1 million and $67.9 million as of September 30, 2001 and December 31, 2000, respectively.

         The Company anticipates that the cash generated from operations and borrowings under the Credit Agreement will enable it to meet liquidity, working capital and capital expenditure requirements during the next 12 months. The Company may, however, require additional financing to pursue its strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

         The Company's capital expenditures were $3.4 million in fiscal year 1999 and $7.8 million in fiscal year 2000. Capital expenditures for the nine months ended September 30, 2001 were $5.7 million, for among other things, leasehold improvements, information technology and communications infrastructure equipment and software, and manufacturing machinery and equipment.


FORWARD LOOKING AND CAUTIONARY STATEMENTS

         Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, successfully completing the common stock offering discussed previously, the Company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; the ultimate effect of various domestic and foreign political and economic issues on the Company's business, financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; contract delays; cost overruns; the Company's ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the Company's distributors or resellers; the Company's ability to successfully manage acquisitions, alliances and integrate past and future business combinations; regulatory, legal, political and economic changes and other risks, uncertainties and factors inherent in the Company's business and otherwise discussed elsewhere in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

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

     Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relate primarily to borrowings under our Credit Agreement and our short-term monetary investments. Borrowings under our Credit Agreement are variable based upon the lender's base rate or Eurodollar rate. Assuming the level of borrowings at September 30, 2001, a hypothetical one-percentage point increase in the base rate or Eurodollar rate would increase our annual interest expense by approximately $827,000. To the extent that, from time to time, the Company holds short-term money market instruments, there is a market rate risk for changes in interest rates on such instruments. To that extent, there is inherent rollover risk in the short-term money market instruments as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. However, there is no risk of loss of principal in the short-term money market instruments, only a risk related to a potential reduction in future interest income. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. We do not use derivative financial instruments to hedge this interest rate risk. However, in the future, the Company may consider the use of financial instruments to hedge interest rate risk.

     Foreign Currency Exchange Rate Risk. The majority of our business is denominated in U.S. dollars. There are costs associated with our operations in foreign countries that require payments in the local currency. We partially manage our foreign currency risk related to those payments by maintaining operating accounts in these foreign countries. Where appropriate we receive payment from several customers in such local currencies in amounts sufficient to meet our local currency obligations.


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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                                   PART II

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a description of legal proceedings. In addition, the United States Environmental Protection Agency issued a request for information to us pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation and Liability Act in August 2001, regarding the possible impact of our Casper, Wyoming tear gas facility on the environment. We have responded to this request. The EPA's inquiry is in its initial stage, and we cannot predict the outcome of this matter.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------
      (a) Exhibits

         The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

               None

      (b) Reports on Form 8-K

             The Company filed a Current Report on Form 8-K filed on September 7, 2001 relating to the amended and restated credit agreement which increased the maximum borrowing amount from $100 million to $120 million.

             The Company filed two Current Reports on Form 8-K filed on August 23, 2001 and August 22, 2001 relating to the acquisition of the Security Products and Services Group from the Kroll-O'Gara Company.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 ARMOR HOLDINGS, INC.

                 /s/ Jonathan M. Spiller
                 ----------------------------------
                 Jonathan M. Spiller
                 President, Chief Executive Officer
                 and Director
                 Dated: November 14, 2001

                 /s/ Robert R. Schiller
                 -------------------------------------
                 Robert R. Schiller
                 Executive Vice President and Chief Financial Officer
                 Dated: November 14, 2001

                 /s/ Scott Vining
                 -------------------------------------
                 Scott Vining
                 Treasurer and Chief Accounting Officer
                 Dated: November 14, 2001