Form 10-K
period 2001-12-31
ARMOR HOLDINGS INC
filed 2002-04-01
CIK 845752

================================================================================

                               =================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _______

                         COMMISSION FILE NUMBER 0-18863

                           --------------------------

                              ARMOR HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                      59-3392443
  (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

 1400 MARSH LANDING PARKWAY, SUITE 112
       JACKSONVILLE, FLORIDA                                 32250
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 22, 2002 (based on the closing sale price of the Common Stock on the New York Stock Exchange on such date) was $798,822,242.

     The number of shares of the Registrant's Common Stock outstanding as of March 22, 2002 was 33,231,108.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of our Proxy Statement for our Annual Meeting of Stockholders to be held on June 18, 2002, are incorporated by reference into Part III hereof.

                              TABLE OF CONTENTS AND
                              CROSS REFERENCE SHEET


                                                                     Page Number
                                                                     -----------

PART I   Item 1.  Description of Business                                3
                  Company Overview                                       3
                  Material Developments                                  4
                  Industry Overview                                      5
                  Information Concerning Business Segments and
                       Geographical Sales                                5
                  Business Strengths                                     6
                  Growth Strategy                                        7
                  Acquisitions                                           8
                  Products and Services                                  9
                  Customers                                             14
                  Marketing and Distribution                            16
                  Product Manufacturing and Raw Materials               18
                  Backlog                                               19
                  Competition                                           19
                  Employees                                             20
                  Patents and Trademarks                                20
                  Government Regulation                                 21
                  Environmental Matters                                 21

         Item 2.  Properties                                            22

         Item 3.  Legal Proceedings                                     23

         Item 4.  Submission of Matters to a Vote of Security Holders   23


PART II  Item 5.  Market for Registrant's Common Equity and Related
                       Stockholder Matters                              24

         Item 6.  Selected Financial Data                               25

         Item 7.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations              25

         Item 7.A Quantitative and Qualitative Disclosures About
                       Market Risk                                      36

         Item 8.  Financial Statements and Supplementary Data           37

         Item 9.  Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure              38


PART III                                                                38


PART IV  Item 14. Exhibits, Financial Statements and Schedules,
                             and Reports on Form 8-K                    39

                                      PART I



ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

         We are a leading manufacturer and provider of security products, vehicle armor systems and security risk management services. Our products and services are used by military, law enforcement, security and corrections personnel throughout the world, as well as governmental agencies, multinational corporations and non-governmental organizations. Our company is organized and operated under three business segments: Armor Holdings Products; Armor Mobile Security; and ArmorGroup, also referred to as our Services Division.

         Armor Holdings Products. Our Armor Holdings Products Division manufactures and sells a broad range of high quality, branded law enforcement equipment, such as tactical armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, forensic products and weapon maintenance products. Our products are marketed under brand names that are well-known and respected in the military and law enforcement communities such as American Body Armor, Safariland, Defense Technology, Federal Laboratories, MACE (R), Guardian, PROTECH, NIK (R) Public Safety, Break-Free, Monadnock Lifetime Products, Identicator and Lightning Powder. We sell our manufactured products primarily to law enforcement agencies through a worldwide network of over 500 distributors and sales agents, including approximately 350 in the United States. Our extensive distribution capabilities and commitment to customer service and training have enabled us to become a leading provider of security equipment to law enforcement agencies.

         Armor Mobile Security. Our Armor Mobile Security Division manufactures and installs ballistic and blast protected armoring systems for military vehicles, commercial vehicles, military aircraft and missile components. Under the brand name O'Gara-Hess & Eisenhardt, we are the sole-source provider to the U.S. military for the supply of armoring and blast protection systems for the High Mobility Multi-purpose Wheeled Vehicle (the "HMMWV"). We have also entered into an agreement to provide the U.S. military with certain maintenance services with respect to its HMMWVs. There is currently an installed base of approximately 2,800 up-armored HMMWVs subject to this maintenance arrangement. We expect that our maintenance services may increase if the U.S. military substantially increases its HMMWV purchases or substantially increases its use of the current installed base. Additionally, the Armor Mobile Security Division has been subcontracted to develop a ballistically armored and sealed truck cab for the High Mobility Artillery Rocket System ("HIMARS"), a program currently in development for the U.S. Army, and also markets armor sub-systems for other tactical wheeled vehicles. We armor a variety of commercial vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats.

         ArmorGroup. Our Services Division provides a broad range of sophisticated security risk management solutions to multinational corporations in diverse industries such as natural resources, financial services and consumer products, and to governmental and non-governmental agencies such as the U.S. Departments of State and Defense, the United Nations, United States Agency for International Development ("USAID") and Britain's Department for International Development. Our clients typically have personnel and other investments in unstable and often violent areas of the world. Through our offices on five continents, we provide our multinational clients with a diversified portfolio of security solutions to assist them in mitigating risks to their operations around the world. Our highly trained, multilingual and experienced security personnel work closely with our clients to create and implement solutions to complex security problems. These services include security planning, advice and management, security systems integration, intellectual property asset protection, due diligence investigations and training programs in counterintelligence, countersurveillance, advanced driving techniques and ballistics. We believe that many of our security services, while often representing a small portion of our clients' overall cost of doing business, are critical to our clients' success. We believe that this creates a consistent demand for our premium services at attractive margins.

MATERIAL DEVELOPMENTS

         On August 22, 2001, we paid $52.0, million of which $37.2 million was paid in cash and $14.8 million was paid by issuing 1,009,422 shares of our common stock, to Kroll O'Gara for all of the issued and outstanding capital stock of O'Gara-Hess & Eisenhardt Armoring Company, The O'Gara Company, and O'Gara Security Associates, Inc. These acquired companies constituted the majority of what was formerly known as the Security Products and Services Group of Kroll, Inc. (formerly, part of the Kroll-O'Gara Company). These companies now constitute our Armor Mobile Security Division.

         In December 2001, we and certain selling stockholders sold shares of our common stock in a public offering. We sold 5,765,000 shares of our common stock and the selling stockholders sold 1,250,000 shares of our common stock in the offering. Our net proceeds from the offering, after deducting the underwriting discounts and commissions, were approximately $119.9 million. We used the net proceeds of the offering to repay indebtedness under our credit facility, for working capital and for general corporate purposes. Funds that were not used were invested in money market funds, certificates of deposits, and other investment grade securities and are expected to be used to finance future acquisitions, for working capital and for general corporate purposes. Approximately $2.2 million was paid for costs and expenses related to the offering excluding the fees paid to underwriters. None of the costs and expenses related to the offering were paid directly or indirectly to any of our directors, officers, or their associates, or persons owning 10 percent or more of our common stock.

INDUSTRY OVERVIEW

         We participate in the defense and global security products and services industries through the manufacture of security products marketed to military, law enforcement, security and corrections personnel, by providing specialized security services to multinational corporations and governmental agencies and by manufacturing and installing ballistic and blast protected armoring systems for military vehicles, commercial vehicles, military aircraft, and missile components. Increasingly, governments, militaries, businesses, and individuals have recognized the need for our products and services to protect them from the risks associated with terrorism, physical attacks, threats of violence, white-collar crime and fraud.

         The U.S. has been the target of several deadly terrorist attacks directed towards its citizens and facilities around the world. In 1998, U.S. embassies in Nairobi, Kenya and Dar Es Salaam, Tanzania were bombed. In 2000, the U.S. Navy destroyer, USS Cole, was bombed in the Yemeni port of Aden. Most recent were the terrorist attacks on September 11, 2001 against the World Trade Center in New York and the Pentagon in Washington, D.C. As a result, institutions, including the U.S. government, Department of Defense, government agencies and multinational corporations are redefining strategies to protect against and combat terrorism.

         Law Enforcement Security Products Market. In response to an increased emphasis on safety and protection, the number of active police officers has increased significantly over the past several years. By 1999 there were approximately 933,000 law enforcement personnel in the U.S. We expect an increase in law enforcement personnel as a partial response to the September 11, 2001, attacks which will lead to increased demand for our products. We also believe the historical rise in the prison population has spurred demand from institutional corrections facilities for law enforcement security products.

         Vehicle Armor Market. Recent terrorist activities may accelerate the need for armoring light military vehicles that will be utilized in hostile environments in order to carry out mission objectives required by the U.S. military's war on terrorism. As multinational corporations seek to implement more comprehensive security programs, one area of focus will be executive protection. We believe that the use of armored commercial vehicles in high fright areas will increase as multinational corporations expand their operations.

         Specialized Security Services Market. Corporations are increasingly contracting experienced private companies to handle their security services. Industry studies demonstrate that the worldwide security services market has grown at a rate of 8.0% annually from 1995 to 2000. Total revenues for the worldwide market have reached $61.8 billion and are expected to continue to grow to $87.9 billion by 2005. We believe that demand by multinational corporations and governmental agencies operating in developing nations for security services such as risk assessment, crisis management, guard force management, security force organization and executive protection is likely to increase as these entities continue to establish operations and manufacturing facilities in developed and developing countries. In addition, there are risks related to white-collar crime and fraud. Demand for corporate investigative services continues to grow as corporations react to the need to protect their assets against the growing threat of fraud, counterfeiting and piracy of intellectual property.

INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

         For information concerning our business segments and geographical sales, please refer to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 to our Consolidated Financial Statements included elsewhere in this report.

BUSINESS STRENGTHS

         We believe that the following strengths are critical to our success as a leading provider of security products, vehicle armor systems and security risk management services.

         Broad Portfolio of Products and Services. We offer a broad portfolio of security products, armor systems and security services which enables us to provide comprehensive solutions to our customers' security needs. We seek to strengthen our capabilities as a single source provider of global security services to our clients. Our worldwide infrastructure enables us to follow our governmental and multinational corporate clients to new geographical markets and cross-sell additional services to these customers. Similarly, through our extensive product distribution network we can provide our customers a broad array of complementary, manufactured law enforcement equipment. We expect to continue to expand our product and service offerings and further diversify our revenue base.

         Strong Brands with Leading Market Positions. Product lines are marketed under brand names widely recognized in the military and law enforcement communities, such as American Body Armor, NIK (R), Defense Technology, Federal Laboratories, MACE (R), Safariland, Monadnock, Breakfree, Lightning Powder, Identicator, O'Gara-Hess & Eisenhardt and others. Due to the life protecting nature of the products in the markets that we serve, end users prefer to purchase premium products with brand names that have solid reputations for quality and that provide high levels of performance. The strength of our brand names has contributed to our leading market positions in several of the product categories in which we compete.

         Strong Client Base and Extensive Distribution Network. Armor Holdings Products has a broad, full service network of approximately 350 domestic distributors and 150 international agents to sell our portfolio of manufactured law enforcement equipment. The Armor Mobile Security Division's client base includes governmental and private buyers and employs a global sales force to market its commercial products. ArmorGroup has a global footprint and currently operates in 38 countries that enables it to serve a client base representing governmental and non-governmental agencies and approximately 500 multinational corporations worldwide. The quality and scope of our products and the strength of our brand names have enabled us to establish one of the largest distribution networks in the industry and engendered the loyalty of our distributors. We work closely with our distributors and agents to respond to and anticipate the needs of end users, allowing us to maintain our market leadership position. The diversity of our clients' end markets, the continued globalization of our clients and the strength of our distribution relationships minimize our dependence on any particular product, market, or customer.

         Proven Track Record of Identifying, Completing and Integrating Acquisitions. Since January 1996, we have completed 28 acquisitions. We employ a disciplined approach to evaluating acquisition opportunities and integrating the operations of acquired businesses. These acquisitions, in the aggregate, have strengthened our market position, leveraged our distribution network and expanded our product and service offerings. Our performance based compensation plan enables us to retain strong managers of acquired businesses and provides for timely and efficient integration of acquired operations.

         Sole-Source Provider of Up-Armored HMMWVs. Through our Armor Mobile Security Division, we are the sole-source provider of Up-Armored HMMWVs to the U.S. military, as well as the armoring of the HIMARS cab, a program currently in development for the U.S. Army. Contracted by the Department of Defense, the Armor Mobile Security Division (which prior to August 22, 2001 was a division of The Kroll-O'Gara Company) delivered 377 HMMWVs in 2000 and 522 HMMWVs in 2001. This growth is driven by an increased defense budget for procurement, heightened demand due to recent military deployments and activation of U.S. Reserve and National Guard units, and the potential of a long-term, multi-front offensive against terrorism. Aftermarket sales of spare parts and services/maintenance are also extremely attractive, as we are the incumbent provider of the armoring on an installed base of over 2,800 Up-Armored HMMWVs. We believe our strength in this product segment is significant and should drive future growth.

GROWTH STRATEGY

         The demand for security products, vehicle armor systems, and security risk management services will continue to grow. We will address this growth by offering a comprehensive array of premium security risk management products and services. We will enhance our leadership position through strategic acquisitions by creating a broad portfolio of products and services to satisfy all of our customers' increasingly complex security needs. By establishing a critical mass of products and services and a broad base of customers, we have developed the capacity to perform multiple aspects of our clients' threat analyses and security provisions on a comprehensive basis. We will continue to execute this growth strategy primarily through internal expansion of our existing businesses and through strategic acquisitions of businesses offering complementary services, markets, and customer bases. The following elements define our growth strategy:

         Capitalize on Exposure to Military Programs. The events of September 11, 2001, are likely to result in additional spending by the Department of Defense. We expect several of our military programs may be positively affected. These include the Concealable Body Armor Program through which we supply concealable body armor to the U.S. Army and the Special operation forces Personal Equipment Advance Requirement ("SPEAR") program, which supplies special ballistic vests and load bearing equipment to U.S. Special Forces. We are the sole-source provider to the U.S. military for the supply of armor and blast protection to the HMMWVs. We are well positioned on these programs and have a proven track record and a strong relationship with the U.S. military. Additionally, we expect to participate in other existing and future military programs that require our unique products and services.

         Expand Distribution Network and Product Offerings. We will continue to leverage our distribution network by expanding our range of branded law enforcement equipment through the acquisition of niche defensive security products manufacturers and by investing in the development of new and enhanced products which complement our existing offerings. A broader product line will strengthen our relationships with distributors, and allow us to add additional quality distributors, enhancing our brand appeal with military, law enforcement and other end users.

         Capitalize on Increased Homeland Security Requirements. We are well positioned to provide products, services and specialized training essential to establishing a sustainable homeland security infrastructure. After the September 11, 2001 terrorist attacks on the United States, the U.S. government has created the Office of Homeland Security. Although this Office's mandate is still being finalized, a homeland security infrastructure will be developed. We believe that our three divisions are well equipped and prepared to help build this infrastructure. Our Armor Holdings Products

Division is positioned to provide products that additional military, law enforcement, security and corrections personnel require to combat terrorism and threats to our homeland. Our Armor Mobile Security Division is prepared for an expected increase in armored commercial vehicles for use by federal, state and local government agencies. The services provided by our Services Division are expected to be more sought after as U.S. government agencies and corporations re-evaluate their security programs. For example, we expect to leverage our global experience and reputation into domestic airport security training.

         Increase Global Position in High Fright Areas. We expect to service the heightened security concerns of governments, agencies and corporations in existing high fright areas and will leverage our global expertise and reputation for providing security products and services in newly developing high fright areas. We target regions with economic and political instability as well as regions with increased regulation, growth in prison populations and growing national and regional security concerns. We also grow the scope of our existing product and service offerings by servicing existing customers who expand geographically.

         Broaden Service Offerings to Existing Client Base. We expect to broaden our existing service offerings through strategic acquisitions and develop a comprehensive range of security risk management offerings with a global network of service providers. We will continue to market expanded offerings, increasing penetration of our existing client base with sales of additional services.

         Pursue Strategic Acquisitions. The security risk management products and services industry is highly fragmented and characterized primarily by smaller, geographically restricted single product or service providers. We believe many clients in the industry would prefer to deal with a single entity that can provide a broad spectrum of services and/or products in the security risk management industry covering their needs across entire regions, or globally. We selectively pursue acquisitions that complement and expand our product and service offerings and provide access to new geographic markets, additional distribution channels and new client relationships.

ACQUISITIONS

         We have pursued a strategy of growth by acquiring businesses and assets that complement our existing operations. We use several criteria to evaluate prospective acquisitions, including whether the business to be acquired:

o broadens the scope of the services or products we offer or the geographic areas we serve;

o    offers attractive margins;

o    is accretive to earnings;

o offers opportunity to improve profitability by increasing the efficiency of our operations;

o    is managed in a manner consistent with our existing businesses; and

o complements our portfolio of existing businesses by increasing our ability to manage our customers' needs.

     We exercise a high degree of financial discipline and strictly adhere to these criteria. As a result, we do not enter into transactions that we believe would be dilutive to our earnings. Since January 1996, we have consummated 28 acquisitions.

     The Armor Holdings Products Division has acquired 12 companies since 1996. The largest acquisition completed by this division was Safariland, a producer of law enforcement products such as body armor, duty gear, and automotive accessories in 1999. Safariland had approximately $47.0 million in annual revenues at the time of acquisition. The Armor Mobile Security Division was acquired from The Kroll-O'Gara Company in August 2001. The Armor Mobile Security Division provides ballistic and blast protection armoring systems and training (training was integrated into the Services Division). The businesses acquired in the O'Gara acquisition had approximately $112.4 million ($6.1 million of which relates to businesses integrated into our ArmorGroup Services Division) in annual revenues at the time of acquisition. The Services Division has acquired 15 companies since 1996. The largest acquisition occurred in 1997 when DSL Group Limited, a security risk management and consulting services firm, was acquired. DSL Group Limited had approximately $31.0 million in annual revenues at the time of acquisition.



PRODUCTS AND SERVICES

         ARMOR HOLDINGS PRODUCTS

         Body Armor. We manufacture and sell a wide array of armor products under the leading brand names American Body Armor, PROTECH and Safariland that are designed to protect against bodily injury caused by bullets, knives and explosive shrapnel. Our principal armor products are ballistic resistant vests, sharp instrument penetration armor, hard armor such as anti-riot gear, shields and upgrade armor plates, and bomb protective gear. Our line of ballistic protective vests provides varying levels of protection depending upon the configuration of ballistic materials and the standards (domestic or international) to which the armor is built. We primarily sell ballistic resistant vests, under the brand names Xtreme (TM) and Zero-G (TM). Our body armor products that are manufactured in the United States are certified under guidelines established by the National Institute of Justice.

         We offer two types of body armor, concealable armor and tactical armor. Concealable armor, which generally is worn beneath the user's clothing, is our basic line of body armor. These vests are often sold with a shock plate, which is an insert designed to improve the protection of vital organs from sharp instrument attack and to provide enhanced blunt trauma protection. Tactical armor is worn externally and is designed to provide protection over a wider area of a user's body and defeat higher levels of ballistic threats. The vests, which are usually manufactured with hard armor ballistic plates that provide additional protection against rifle fire, are designed to afford the user maximum protection and may be purchased with enhanced protection against neck and shoulder injuries. Tactical armor is offered in a variety of styles, including tactical assault vests, tactical police jackets, floatation vests, high coverage armor and flak jackets.

         Our sharp instrument penetration armor is designed primarily for use by personnel in corrections facilities and by other law enforcement employees who are primarily exposed to threats from knives and other sharp instruments. These vests are constructed with special, blended fabrics, as well as flexible woven fabrics and are available in both concealable and tactical models. In addition, these vests can be combined with ballistic armor configurations to provide both ballistic and sharp instrument penetration protection.

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

         Other specialty products that we manufacture include armored press vests, executive vests, raincoats and fireman turnout coats. These specialty products can be custom designed to provide various levels of ballistic protection. We also distribute a variety of items manufactured by others, including gas masks, helmets, goggles, face shields and crowd management systems for protection from blunt trauma.

         Duty Gear. We are a leading supplier of duty gear to law enforcement personnel in the United States. Uniformed police officers require a wide assortment of duty gear, which typically includes items such as belts, safety holsters, handcuff and flashlight holders and related accessories. We manufacture and sell duty gear and accessories under the widely recognized brands Safariland (Safari-Laminate (TM)) and NYLOK (R) (nylon). Duty gear represents a very attractive market and one in which brand appeal, safety and quality dictate demand. Replacement sales represent significant recurring demand for duty gear.

         Less-Lethal Products. Under the Defense Technology, First Defense
(TM), Federal Laboratories, MACE (R) and Guardian brands, we manufacture and sell a complete line of less-lethal, anti-riot and crowd control products designed to assist law enforcement and military personnel in handling situations that do not require the use of deadly force. These products, which generally are available for use only by authorized public safety agencies, include pepper sprays, tear gas, specialty impact munitions and diversionary devices. We are also the exclusive distributor of Mine Safety Appliance Advantage 1000 and Millenium model gas masks in the United States.

         Through the acquisition of the assets of the law enforcement division of Mace Security International, Inc., we acquired the exclusive license to use the MACE (R) brand in connection with the manufacturing and sale of MACE (R) aerosol sprays to law enforcement entities worldwide. We also manufacture pepper sprays containing the active ingredient Oleoresin Capsicum, a cayenne pepper extract. Our pepper spray formula is patented and carries the trademark name of First Defense (TM). The products range from small "key-ring" and hand held units to large volume canisters for anti-riot and crowd control applications.

         Our tear gases are manufactured using Orthochlorabenzalmalononitrile and Chloroacetophenone. These products are packaged in hand held or launchable grenades, both pyrotechnic and non-pyrotechnic, as well as in 37mm, 40mm and 12 gauge munitions. The munitions include barricade rounds, blast dispersions and pyrotechnic canisters. We hold a patented design covering two of our non-pyrotechnic grenades.

         We manufacture a wide range of specialty impact munitions that can be used against either individual targets or in anti-riot and crowd control situations. These products, which range from single projectiles, such as bean bags, rubber balls, sponge rounds, wood and rubber batons, to multiple projectile products containing rubber pellets, rubber balls or foam, can be fired from standard 12 gauge shotguns, 37mm gas guns and 40mm launchers.

         We also manufacture a patented and trademarked device that is used for dynamic entries by specially trained forces where it is necessary to divert the attention of individuals away from an entry area. This product, which carries the trademark name of Distraction Device (TM), emits a loud bang and brilliant flash of light when used.

         Police Batons. We manufacture police batons of wood, alloy steel, acetate, aluminum and polycarbonate products under our brand name Monadnock. Branded products include our trademarked, patent pending new Auto-Lock (TM) baton and our friction lock baton. Our batons are manufactured in a variety of lengths for different intended users, including patrol officers, detectives, corrections officers and other law enforcement personnel in smaller portable units. We believe that our manufacturing specifications are among the highest in the marketplace and set the standard in the industry.

         Forensic Products. We assemble and market portable narcotic identification kits under the NIK (R) brand name that are used in the field by law enforcement personnel to identify a variety of controlled substances, including Ecstasy, cocaine, marijuana, heroin and methamphetamine. We also assemble and market evidence collection kits and evidence tape, and have the exclusive rights to distribute Flex-Cuf (R) disposable restraints.

         We manufacture and distribute a more extensive line of evidence collection equipment under our brand name Lightning Powder. These products, such as fingerprint powders, dusting brushes, and lifting tape, are used to collect latent fingerprints. Other supplies for evidence collection that we distribute include bags, tapes, stone casting equipment and high powered, distortion free magnifying glasses.

         We design, manufacture and market proprietary cost-effective fingerprint products for business, government and law enforcement agencies under the Identicator brand name. These products are designed to deter fraud and produce positive identification in many different applications. We have earned a reputation as one of the most responsive companies in the forensic community. We produce many unique products for various specialized investigative and evidence collection applications. Whether Inkless, Perfect Ink, child identification, baby foot printing, single digit endorsement, enrollment by mail or custom application, the common denominator of these systems is that they are simple to operate, clean, and cost-effective. All products produce non-smearing, instantly permanent, black prints acceptable to the FBI for scanning, classification, search and retention.

         Weapon Maintenance Products. We manufacture synthetic based lubricants, cleaners and preservative compounds for military weapon maintenance, law enforcement, civilian firearms/sports equipment and industrial machinery. Our flagship weapon maintenance product, Break Free CLP (R), was specifically developed to provide reliable weapon lubrication in battlefield conditions; remove firing residues, carbon deposits and other firing contaminants; repel water and dirt and prevent corrosion; and keep weapons combat ready and functional in steamy jungles, dust blown deserts, salty air of sea and coast, and cold and icy climates.

         Automotive Accessories. Through our Safariland subsidiary, we manufacture and supply automotive accessories such as tire covers, seat covers, cargo organizers and grill covers to automobile manufacturers, including Toyota, Ford, Honda, Nissan, Mitsubishi, Kia and Subaru.

         ARMOR MOBILE SECURITY

         We provide ballistic and blast protection armoring systems for military vehicles, commercial vehicles, military aircraft, and missile components, including the following:

         Military Products. We are the sole-source provider to the U.S. military for the supply of armoring and blast protection systems for the HMMWV. The HMMWV chassis is produced by AM General Corporation and shipped directly to our facility in Fairfield, Ohio, where armor and blast protection components are added. The Up-Armored HMMWVs provide exterior protection against various levels of armor piercing ammunition, overhead airburst protection and underbody blast protection against anti-tank and anti-personnel mines. In addition, we install other features designed to enhance crew safety, comfort and performance, such as air conditioning, weapon turrets and mounts, door locks and shock absorbing seats. We charge $70,000 to $110,000 for these ballistic and blast protective systems. During 2001, the Armor Mobile Security Division shipped 522 Up-Armored HMMWVs (including 344 which were shipped prior to August 22, 2001, the date we acquired the Armor Mobile Security Division). We also supply engineering design and prototype services in support of the up-armored HMMWV program, and supply spare parts and logistic support.

         We are serving as a subcontractor to develop a ballistically armored and sealed truck cab for HIMARS, a program currently in development for the U.S. Army. The truck is used to fire missiles which are a part of either the Multiple Launch Rocket System or the Army Tactical Missile System.

         We market armor sub-systems for other tactical wheeled vehicles, such as 2.5 ton and 5.0 ton trucks. We also produce various armor systems as a subcontractor to larger defense contractors, such as Lockheed Martin Corporation. These products include armor for containers for fuels and missile launchers and for pilot protection, and often involve the use of unique materials or methods.

         Commercial Products. We armor a variety of vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats. The armoring process begins with the disassembly of a new base vehicle. This disassembly normally involves the removal of the interior trim, seats, doors and windows. The passenger compartment then is armored with both opaque and transparent armor. Other features, such as run flat tires and non-exploding gas tanks, may also be added. Finally, the vehicle is reassembled as close to its original appearance as possible. Our relationship with various vehicle manufacturers has been valuable in permitting us to armor certain vehicles while allowing the customer to maintain the benefits of warranties issued by the vehicle manufacturer. During 2001, the Armor Mobile Security Division shipped approximately 1,300 commercial armored vehicles including 788 which were shipped prior to our acquisition of the Armor Mobile Security Division on August 22, 2001.

         We produce fully armored vehicles and light armored vehicles. Fully armored vehicles, such as limousines, large sedans or sport utility vehicles, typically are armored to protect against attacks from military assault rifles such as AK-47s and M16s. These vehicles also can be blast protected by enhancing the ballistic and underbody protection with proprietary materials and installation methods that protect the occupants against a defined blast threat. Blast protected vehicles defend against threats such as pipe bombs attached to the exterior of the vehicle and nondirectional charges of 20 kg of TNT detonated approximately five meters from the vehicle. Fully armored vehicles typically sell for $70,000 to $200,000, exclusive of the cost of the base vehicle.

         Fully armored vehicles also include Parade Cars, which are formal limousines used predominantly for official functions by a president or other head of state. These vehicles are usually customized based upon a commercially available chassis which we essentially rebuild completely. Because the threat of organized assassination attempts is greater for heads of state, these vehicles normally incorporate more advanced armor and sophisticated protection features. These features can include supplemental air and oxygen systems, air purification systems to protect against chemical or biological contamination, underbody fire suppressant systems, tear gas launchers, anti-explosive self-sealing fuel tanks, electric deadbolt door locks, gun ports and bomb scanners. Parade Cars normally sell for $300,000 to in excess of $1.0 million, inclusive of the cost of the base vehicle.

         Light armored vehicles are similar in all respects to fully armored vehicles except that substantially less total weight of armoring is added. Therefore, it is possible to armor smaller vehicles such as the Volkswagen Jetta and the General Motors Omega, as well as larger vehicles such as the Mercedes Benz S600 and the Jeep Grand Cherokee. Light armored vehicles are designed to protect against attacks from handguns, such as a 9mm or .357 Magnum. The price of a light armored vehicle ranges from $5,000 to $60,000, exclusive of the cost of the base vehicle.

         We also produce specialty vehicles and cash-in-transit vehicles. Specialty vehicles are custom built for a specific mission. Examples of specialty vehicles are Escort Cars, usually convertibles, and Chase Cars, usually closed top vehicles, in which security personnel ride while in a head of state motorcade. Cash-in-transit vehicles are used by banks or other businesses to transport currency and other valuables. After starting with a van or small truck, we modify the base vehicle to provide protection for the cargo and passengers from ballistic and blast threats.


         ARMORGROUP

         Our Services Division provides a broad range of sophisticated security risk management services to multinational corporations and to governmental and non-governmental agencies, including the following services:

         Security Planning, Advice and Management. We are a leading international provider of specialized security risk management services. We operate in high risk and hostile environments characterized by political instability, diminished law-and-order, emerging market conditions and/or significant natural resources, such as Africa, South America, Southeast Asia, Central Asia, the Balkans and Russia. The core of our service business is the creation and implementation of risk management plans and solutions to complex security problems in high risk areas through detailed and targeted analysis of potential threats to security, assistance in the secure design of facilities, the provision of highly qualified specialists with extensive international experience in practical security applications and on-going training of security personnel and client personnel with respect to preventive security measures. We also provide post-conflict support and services, including specialized mine clearance, to humanitarian organizations, including agencies of the United Nations. We provide a full range of services including surveys, technical advice, explosive ordinance disposal and mine awareness training for local communities.

         We offer security solutions that involve law enforcement training, security consultation services and experienced security personnel who act as planners, trainers, managers, advisors, instructors and liaison personnel. We also provide teams of security consultants and advisors, many of whom are British Special Air Services veterans. We provide security services including risk assessment, project organization and management, equipment, training and management of existing guard forces, system design, procurement and installation, crisis management, VIP protection, specialist training and evacuation planning. On-site guards are supervised, managed and trained by our professional security staff. Our clients are multinational corporations in industries including petrochemical and natural resource extraction, manufacturing, travel and financial services. Additionally, we serve governmental and non-governmental agencies.

         Security Systems Integration. We are a provider of security systems specializing in the design, integration, maintenance and technical support of sophisticated electronic and computer driven security and fire alarm systems. We specialize in high speed analog and digital transmission designs for life safety, communication, alarm, closed circuit television, access control, television and security systems. These systems are installed in airports, banks, government buildings, hospitals, prisons, universities, stores, office buildings, telecommunications centers, radio and television stations, and similar locations. Our clients include multinational corporations, major contractors, embassies, and high commissions.

         Investigation, Due Diligence and Intellectual Property Asset Protection. We provide fraud investigation, asset tracing, computer forensic, computer evidence consulting, due diligence, litigation research, political risk analysis, other business intelligence services and intellectual property asset protection; the latter against counterfeiting, patent infringements, product tampering, gray market distribution, and extortion to identifying unethical supplier activities such as the use of child labor. In offering brand protection we work with our clients during product development to establish trademark and patent protection strategies and work to protect the brand throughout its lifecycle. These services are provided by professionals with extensive backgrounds in related areas, including trade, finance, law enforcement and intelligence and customs, who gather and decipher hard to find information through extensive networks of business intelligence contacts, many proprietary and public databases. Our clients include multinational branded product companies involved in tobacco, sportswear, spirits, and pharmaceuticals, as well as investment and commercial banks, law firms and insurance companies.

         Training. We offer comprehensive security training programs in counterintelligence, countersurveillance, advanced driving techniques, and ballistics at our facilities near Washington, D.C., San Antonio, Texas and Mexico City, Mexico and at customer designated locations. We also offer security, counterintelligence and countersurveillance training courses for both U.S. government agencies and clients in the private sector. The training includes instruction on methods of recognizing and deterring security risks. Students learn methodologies utilized by terrorists, what information is needed by terrorists in order to plan an attack and how to block or manipulate this flow of intelligence.

CUSTOMERS

         Armor Holdings Products. In 2001, we sold approximately 81.9% of our products in North America, with the balance sold internationally. The primary end users of our products are federal, state and local law enforcement agencies, local police departments, state corrections facilities, U.S. and allied militaries, highway patrols and sheriffs' departments. We reach these customers through a distribution strategy that utilizes a worldwide distribution network of approximately 350 domestic distributors and 150 international agents, as well as twenty-five domestic sales representatives, three regional sales managers, and four technical sales specialists, who promote our products but refer customers to a local distributor for purchasing.

         Armor Mobile Security Division. The market for military hardware products is worldwide in scope, including the U.S. military and foreign defense forces. Our major contracts for delivery of Up-Armored HMMWVs are with the U.S. military. We are also serving as a subcontractor to develop a ballistically armored and sealed truck cab for HIMARS, a program currently in development for use by the U.S. Army. Additionally, we provide protected container systems, typically used to protect missile systems from small arms fire, to the U.S. military under a subcontract with Lockheed Martin Corporation.

         Our armored commercial vehicle customers include governmental and private buyers. U.S. and foreign governmental buyers purchase both fully and light-armored vehicles. Governmental buyers also comprise the market for Parade Cars. Typically, governmental buyers consist of ministries of foreign affairs, defense and internal affairs and offices of presidential security. These customers are not constrained in their purchasing decisions by considerations such as import duties and taxes and are free to search globally for the best product available. The procurement cycles of governmental buyers can range from relatively rapid, when the vehicles are for the use of the head of state or in response to a particular crisis, to prolonged bureaucratic bids and evaluations for normally budgeted items. Private customers for armored commercial vehicles include corporations and individuals. Private buyers are much more sensitive to cost, of which import duties and taxes may be a substantial part, and, therefore, often will buy a locally produced product, if one exists that meets their needs. Local servicing of the vehicle is also a critical concern to private buyers. Customers for cash-in-transit vehicles are generally financial institutions. Purchasing decisions for cash-in-transit vehicles depend on many criteria including insurance and regulatory requirements and costs, and whether the financial institution is private or governmental.

         ArmorGroup. Our principal security services clients include multinational corporations that have significant investments in remote and hostile areas of the world. We currently serve clients in over 15 industries including petrochemical, mining, branded products, financial services, insurance and legal. Other significant clients include the U.S. Departments of State and Defense, the United Nations, USAID and Britain's Department for International Development and a variety of banking, finance, aid and humanitarian organizations and companies engaged in international trade and commerce.

         No customer accounted for more than 10% of total sales of the Armor Holdings Products Division or the Services Division during our fiscal year ended December 31, 2001 ("Fiscal 2001"). Our ten largest customers accounted for approximately 18.4% of total sales for Fiscal 2001. Approximately 34.9% of the Armor Mobile Security Division's net sales for the period commencing August 22, 2001, and ending December 31, 2001, were derived from U.S. military contracts and an additional 18.0% were derived from commercial contracts with U.S. governmental agencies or foreign governments. Military and governmental contracts generally are awarded on a periodic or sporadic basis. On a pro forma basis, assuming the Armor Mobile Security Division had been acquired on January 1, 2001, U.S. military contracts would have accounted for approximately 32.7% of the total sales of the Armor Mobile Security Division and 13.8% of our total sales during Fiscal 2001 and commercial contracts with U.S. governmental agencies and foreign governments would have accounted for approximately 12.1% of the total sales of the Armor Mobile Security Division and 5.1% of our total sales during Fiscal 2001.

MARKETING AND DISTRIBUTION

         Armor Holdings Products. As a result of our history of providing high quality and reliable armor, tactical armor, hard armor, duty gear, less-lethal munitions, anti-riot products and forensic products, we enjoy excellent name recognition and a strong reputation in the law enforcement equipment industry. The central element of our marketing strategy is to capitalize on our name recognition and reputation amongst our customers by positioning ourselves as a global provider of many of the premier security risk management products and services that our customers may need. By positioning ourselves in this manner, we can capitalize on our existing customer base and our extensive global distribution network, maximize the benefits of our long history of supplying security related products around the world and leverage our leadership position in the security risk management products and services markets. When entering a foreign market, we penetrate the market by offering the most comprehensive range of products and services available in the security industry. We tailor our marketing strategy to each geographic area of the world and will often tailor our product offering by country. There are opportunities for cross marketing of military and law enforcement products, which could strengthen the image of each product group. We believe that our ability to cross-market our security risk management products and services will enhance our position as an integrated provider of an extensive assortment of such products and services.

         In addition, we have designed comprehensive training programs to provide initial and continuing training in the proper use of our various products. These training programs, offered by The Training Academy for Technology and Tactics, are typically conducted by trained law enforcement and military personnel that we hire for such purposes. Certain of our training programs also contribute to revenues. Training programs are an integral part of our customer service. In addition to enhancing customer satisfaction, we believe that they also help breed customer loyalty and brand awareness, so that we may sell additional products to the same customer. Our marketing efforts are further augmented by our involvement with and support of several important law enforcement associations, including the National Tactical Officer's Association, the International Law Enforcement Firearms Instructors, the American Society of Law Enforcement Trainers and the International Association of Chiefs of Police.

         We further reinforce distributor loyalty by offering price discounts to high volume distributors. We believe that relationships with our distributors are strong. The distributors benefit from their association with us due to the quality of our manufactured products, the scope of our product line, the high degree of service we provide and the distributor's opportunity to participate profitably in the sale of our products.

         We seek to expand our distribution network. As we identify and acquire businesses that fit strategically into our existing product and service portfolio, we maximize our distribution network by offering additional products and services. Recent acquisitions have opened new channels of global distribution to parts of the world not previously penetrated and have enabled us to more fully exploit our extensive access to multinational corporations, whose security service needs in unstable countries may in the future require security products that complement the services provided. The addition of these new distribution channels will allow us to take advantage of our various units' distribution networks by offering a wider variety of products, thereby increasing operating efficiencies.

         We are strategically selling our product on the World Wide Web. We have created a secured website targeting government agencies exclusively. GSA-Buy.com, launched in 2000, contains an on-line catalog and secured transaction platform for all Armor Holdings Products Division General Services Administration contracts. We are also selling a small array of our concealable and competition holsters to the consumer market on Holsters.com. All of the products offered on this website are targeted to consumer markets and do not infringe on our strong relationships with our distributor network.

         Armor Mobile Security Division. On a worldwide basis, the Armor Mobile Security Division employs approximately 24 full-time sales professionals in connection with its commercial sales. These employees operate out of Washington, D.C.; Miami, Florida; Fairfield, Ohio; Sao Paulo, Brazil; Lamballe, France; Mexico City, Mexico; Bogota, Colombia; and Geneva, Switzerland. All personnel have a geographic and/or product-specific responsibility. In most cases, the sales personnel also recruit and maintain sales agents or distributors. The agents or distributors have geographic and product specific agreements, and compensation in most cases is based upon a commission arrangement. The sales personnel use a consultative approach when offering solutions to customers' security problems. Sales cycles for commercial physical security products can range from several months to a matter of days, depending upon the product and the urgency associated with the security problem being addressed. Physical security products which are readily available, such as the fully armored Chevrolet Suburban, allow us to assist customers who have, or believe they have developed an immediate threat.

         The Armor Mobile Security Division has positioned itself in the marketplace as a commercial company with a military production capability. As such, the Armor Mobile Security Division emphasizes its ability to develop new products, or product adaptations, quickly and more cost effectively than traditional defense contractors. In marketing its products to the military, the Armor Mobile Security Division places strong emphasis on its superior antitank and antipersonnel mine protection for the occupants of tactical wheeled vehicles. We market our military products through a combination of trade show exhibitions, print advertising in military-related periodicals and direct customer visits. We emphasize the cross-marketing of military and commercial products, which we believe strengthens the image of each product group. We have also entered into exclusive teaming and joint marketing agreements with AM General, the manufacturer of the basic HMMWV, for sales in the military and commercial areas. These agreements designate the Armor Mobile Security Division as the exclusive armorer to AM General for HMMWVs and allows us to benefit from the AM General distribution network and save on certain costs, such as exhibitions where both AM General and we otherwise would both show products. We have also entered into an agreement with Stewart & Stevenson Services, Inc. to jointly develop the enhanced armoring and blast specifications for Stewart & Stevenson's Family of Medium Tactical Vehicles. Stewart & Stevenson already provide the chasis for the HIMARs project for which we have already armored several prototypes.

         Our military sales activities are directed toward identifying contract bid opportunities with various U.S. government agencies and private enterprises acting as prime contractors on government contracts and to making sales through the Foreign Military Sales Program and directly to foreign military organizations. We have three full time business development managers who are responsible for this activity and also have contractual arrangements with several outside consultants who assist the business development managers in their activities. Proposal preparation and presentation for government projects is done by a team which normally consists of program managers, a contracting officer, a cost accountant and various manufacturing and engineering personnel.

         ArmorGroup. As we have expanded our service offerings, more active marketing has become an integral part of our growth efforts. In addition to sourcing new business from client referrals, we continue to follow our clients into new geographic areas where significant security risks exist. We rarely enter a country without a substantial contract for services already in place. Once established in a country, we seek to expand our service offerings and our customer base through active marketing. As we have integrated new services, our professionals have increasingly relied on active marketing to generate new business. We have fostered the cross selling of our services by physically locating our professionals in common space and educating our professionals about all of our service business lines. Further, a rebranding effort has been completed in order to market our services under the ArmorGroup brand. A comprehensive web presence has been established (www.armorgroup.com) as a key marketing tool for the business and with potential to deliver risk information services on-line. We are focusing on clients in high growth industries where the need for investigation, brand protection and other security services are critical to success. The industries we are targeting include financial services, imaging supplies, insurance, natural resource extraction, and global consumer brands.

PRODUCT MANUFACTURING AND RAW MATERIALS

         The raw materials used in manufacturing ballistic resistant garments and Up-Armored vehicles include various ballistic fibers such as Kevlar, Twaron, SpectraShield, Zylon and Z-Shield. Kevlar is a patented product of E.I. du Pont de Nemours Co., Inc. ("Du Pont") and is only available from Du Pont and its European licensee. We purchase Twaron, SpectraShield, Zylon and Z-Shield fibers directly from the manufacturers, and from weaving companies who convert the raw fibers into ballistic fabric. We believe that we enjoy a good relationship with these weaving companies. However, if necessary, we believe that we could readily find replacement weavers. We also use SpectraShield and Kevlar in our hard and vehicle armor products. Additionally, we use polycarbonates, acrylics, ballistic quality steel, ceramics, and ballistic glass. We are aware of multiple suppliers for these materials and would not anticipate a significant impact if we were to lose any suppliers. We do not manufacture equipment used in our security systems integration business.

         We purchase other raw materials used in the manufacture of our various products from a variety of sources and additional sources of supply of these materials are readily available. We also own several molds, which are used throughout our less-lethal product line. In addition, we are working on the development and certification of flat ballistic glass for use in HMMWVs. We hope to certify glass that we manufacture with the military by the end of the second quarter of 2002 and to be in production in the second half of 2002.

         We adhere to strict quality control standards and conduct extensive product testing throughout our manufacturing processes. Raw materials are also tested to ensure quality. We have obtained ISO 9001 certification for, our Wyoming manufacturing facility for less-lethal products, and our Safariland facility in Ontario, California for body armor and duty gear holsters and accessories. We have obtained ISO 9002 certification for our Westhoughton, England manufacturing facility for body armor and high visibility garments. ISO standards are promulgated by the International Organization of Standardization and have been adopted by more than 100 countries worldwide. We obtain ISO certification by successfully completing an audit certifying our compliance with a comprehensive series of quality management and quality control standards.

         The Armor Mobile Security Division emphasizes engineering excellence and has an extensive engineering staff. Design engineers use state-of-the-art two-dimensional and three-dimensional computer aided design and engineering or CAD/CAE systems in conjunction with coordinate measuring machines to develop electronic models which generally are converted to solid models or prototypes. Manufacturing engineers concentrate on improvements in the production process and on overall cost reductions from better methods, fewer components and less expensive materials with equal or superior quality. Applying these techniques, over the years the Armor Mobile Security Division has been able to reduce both the time and cost necessary to produce its armored vehicles. Our ballistic engineer, in conjunction with our design and manufacturing engineers, develops and tests new ballistic and blast protection systems that meet ever changing threats. Advanced engineering is responsible for new product development in conjunction with design engineering, manufacturing engineering and ballistic engineering.

BACKLOG

         Armor Holdings Products. At December 31, 2001 Armor Holdings Products Division had unfilled customer orders of approximately $9.0 million compared with approximately $8.5 million of such orders at December 31, 2000. These orders were shipped in the first quarter of the subsequent year.

         Armor Mobile Security. At December 31, 2001 Armor Mobile Security Division had unfilled customer orders of approximately $65.6 million compared with approximately $70.8 million of such orders at December 31, 2000. Approximately $22.7 million of these orders were shipped in the first quarter of the subsequent year.

COMPETITION

         The market for our products is highly competitive and we compete in a variety of fields with competitors ranging from small businesses to multinational corporations. In the body armor business, we compete by providing superior design, engineering and production expertise in our line of fully-integrated ballistic and blast protective wear. Our principal competitors in this market include Point Blank Body Armor, Inc., Second Chance Body Armor, Inc. as well as several international competitors on a region by region basis. In the less-lethal product industry, we compete by providing a broad variety of less-lethal products with unique features and formulations which we believe afford us a competitive advantage over our competitors. The principal competitive factors for all of our products are quality of engineering and design, reputation in the industry, production capability and capacity, price and ability to meet delivery schedules.

         The markets for the Armor Mobile Security Division's products and services are highly competitive. We compete in a variety of fields, with competitors ranging from small businesses to multinational corporations. We believe that the Armor Mobile Security Division's design, engineering and production expertise in providing fully integrated ballistic and blast protected vehicles gives it a competitive advantage over those competitors who provide protection against only selected ballistic threats. The largest competitors on a worldwide basis in the production of armored commercial vehicles are DaimlerChrysler AG, which sells its armored Mercedes Benz products on a special order basis as well as through its worldwide distribution system, and BMW AG, which sells its products through its worldwide dealer distribution system. In addition, there are a number of other vehicle armorers in Europe, the Middle East and Latin America that armor primarily locally manufactured automobiles. U.S.-based protected passenger automobile armorers include Moloney Coachbuilders, Inc., Square One Armoring Services and Armet Armored Vehicles, Inc. The principal competitive factors are price, quality of engineering and design, production capability and capacity, ability to meet delivery schedules and reputation in the industry. There are a large number of companies that provide specific armoring packages for tactical wheeled vehicles, helicopters and selected other military applications.

         The security services industry is highly competitive, and we compete in a variety of fields with competitors ranging from small business to multinational corporations. Within the security services industry we compete on the basis of the quality of services provided, ability to provide national and international services and range of services offered, as well as price and reputation. Our security services also face a wide variety of competition in different areas, although there is no single organization that competes directly with us globally. Our principal global competitors in this market include The Wackenhut Corporation, Securitas AB, Pinkerton's, Inc. and Control Risks Group. On a region by region basis, we also compete with local providers. Our primary competitors in supplying security services to the petrochemical and mining industries are local security companies, in-house security programs and small consultancy companies. Our primary competitors in the embassy and international agency protection business are local companies and large manned guarding companies including The Wackenhut Corporation, Securicor, and Group 4 Falck A/S. As the countries within which we operate become more mature and stable, competition is likely to increase.

EMPLOYEES

         As of March 15, 2002, we have a total of approximately 11,829 employees, of which approximately 1,019 were employed at Armor Holdings Products, 800 were employed at Armor Mobile Security, 10,000 were employed at ArmorGroup and 10 employees were located at our corporate headquarters.

         Approximately 21 employees employed by our Supercraft subsidiary are represented by the General Municipal Boilermaker and Allied Trade Union. Also, our Low Voltage Systems subsidiary has 5 employees covered under a collective bargaining agreement and are represented by the International Brotherhood of Electrical Workers. None of our remaining employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee related slowdowns and believe that the relationship with our employees is good.

PATENTS AND TRADEMARKS

         We currently own numerous issued United States and foreign patents and pending patent applications for inventions relating to our product lines as well as several registered and unregistered trademarks and service marks relating to our products and services. The registered trademarks include FERRET(R), BREAK FREE(R), DEF-TEC PRODUCTS(R), DISTRACTION DEVICE(R), NIK(R), IDENTIDRUG(R), FEDERAL LABORATORIES(R), FIRST DEFENSE(R), IMPAK(R) and O'GARA-HESS & EISENHARDT ARMORING COMPANY(R). We also have an exclusive license to use the MACE(R) trademarks in the law enforcement market. Although we do not believe that our ability to compete in any of our product markets is dependent solely on our patents and trademarks, we do believe that the protection afforded by our intellectual property provides us with important technological and marketing advantages over our competitors. Although we have protected our technologies to the extent that we believe appropriate, the measures taken to protect our proprietary rights may not deter or prevent unauthorized use of our technologies. In other countries, our proprietary rights may not be protected to the same extent as in the United States.

GOVERNMENT REGULATION

         We are subject to federal licensing requirements with respect to the sale in foreign countries of certain of our products. In addition, we are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our operations and the workplace. We are also regulated by the U.S. Bureau of Alcohol, Tobacco, and Firearms as a result of our manufacturing of certain destructive devices and by the use of ethyl alcohol in certain products. We also ship hazardous goods, and in doing so, must comply with the regulations of the U.S. Department of Transportation for packaging and labeling. We are also subject to certain regulations promulgated by, among others, the U.S. Departments of Commerce and State and the U.S. Environmental Protection Agency. Additionally, as a government contractor, we are subject to rules, regulation and approvals applicable to government contractors.

ENVIRONMENTAL MATTERS

         We are subject to federal, state, and local laws and regulations governing the protection of the environment, including those regulating discharges to the air and water, the management of wastes, and the control of noise and odors. While we always strive to operate in compliance with these requirements, we cannot assure you that we are at all times in complete compliance with all such requirements. Like all companies, we are subject to potentially significant fines or penalties if we fail to comply with environmental requirements. Although we have made and will continue to make capital expenditures in order to comply with environmental requirements, we do not expect material capital expenditures for environmental controls in 2002. However, environmental requirements are complex, change frequently, and could become more stringent in the future. Accordingly, we cannot assure you that these requirements will not change in a manner that will require material capital or operating expenditures or will otherwise have a material adverse effect on us in the future.

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

         We are also subject to environmental laws requiring the investigation and cleanup of environmental contamination. We may be subject to liability, including liability for cleanup costs, if contamination is discovered at one of our current or former facilities or at a landfill or other location where we have disposed wastes. The amount of such liability could be material. We use Orthochlorabenzalmalononitrile and Chloroacetophenone chemical agents in connection with our production of tear gas. These chemicals are hazardous and could cause environmental damage if not handled and disposed of properly.

ITEM 2. PROPERTIES


         The following table identifies and provides certain information regarding our principal facilities.

    LOCATION                  ANNUAL RENT      OWNED/LEASED        APPROXIMATE SIZE        PRODUCTS MANUFACTURED
Jacksonville, FL                  N/A             Owned              14 Acres               Body armor,
                                                                     70,000 sq. ft.         Forensic products,
                                                                                            Weapon cleaning
                                                                                            lubricants
Casper, WY                        N/A             Owned              66 Acres               Tear gas,
                                                                     72,234 sq. ft.         Pepper spray,
                                                                                            Less-lethal munitions
Westhoughton, England             N/A             Owned              44,000 sq. ft.         Body armor
London, England                $327,500           Leased             9,964 sq. ft.          ArmorGroup
Ontario, CA                       N/A             Owned              117,500 sq. ft.        Body armor,
                                                                                            Duty gear,
                                                                                            Automotive accessories
Pittsfield, MA                  $46,800           Leased             16,000 sq. ft.         Hard armor, Vehicle
                                                                                            armor
Pittsfield, MA                    N/A             Owned              19,700 sq. ft.         Hard armor,
                                                                                            Vehicle armor
Tijuana, Mexico                $143,412           Leased             31,452 sq. ft.         Duty gear,
                                                                                            Body armor, Automotive
                                                                                            accessories
Fitzwilliam, NH                 $24,000           Leased             22,848 sq. ft.         Police batons
Fairfield, OH                     N/A             Owned              130,000 sq. ft.        Armored vehicles
Lamballe, France (1)           $101,000           Leased             52,000 sq. ft.         Armored vehicles
Sao Paulo, Brazil              $257,000           Leased             56,000 sq. ft.         Armored vehicles
Bogota, Colombia                $94,776           Leased             35,000 sq. ft.         Armored vehicles
Mexico City, Mexico               N/A             Owned              20,000 sq. ft.         Armored vehicles,
                                                                                            training
Mexico City, Mexico             $31,500           Leased             5,380 sq. ft.          Armored vehicles
West Point, VA                  $67,740           Leased             490 Acres,             Training
                                                                     6,694 sq. ft.
San Antonio, TX                   N/A             Owned              261 Acres,             Training
                                                                     2,600 sq. ft.
El Segundo, CA                  $68,960           Leased             6,500 sq. ft.          Fingerprint equipment

Note 1 - For accounting purposes, the Lamballe, France facility is considered owned and financed by a capital lease that is recorded as a liability on our financial statements.

         We also lease an average of 5,000 square feet at each of 45 worldwide locations, at an aggregate annual rental of approximately $1,000,000 having terms expiring from 1 to 10 years.

         We believe our manufacturing, warehouse and office facilities are suitable and adequate and afford sufficient manufacturing capacity for our current and anticipated requirements. We believe we have adequate insurance coverage for our properties and their contents.


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

         On January 16, 1998, our Services division ceased operations in the country of Angola. The cessation of operations in Angola was dictated by that government's decision to deport all of our expatriate management and supervisors. As a result of the cessation of operations in Angola, our Services division is involved in various disputes with SHRM S.A.("SHRM"), its minority joint venture partner relating to the Angolan business. On March 6, 1998, SIA (a subsidiary of SHRM) filed a complaint against Defense Systems France, SA ("DSF") before the Commercial Court of Nanterre (Tribunal de Commerce de Nanterre) seeking to be paid an amount of $577,286 corresponding to an alleged debt of DSIA to SIA. On, June 27, 2000, the judge of the Paris Commercial Court ruled SHRM did not provide evidence required to establish its standing and the proceedings brought by SHRM were cancelled. On October 3, 2000, a winding up petition was served by DSF against DSIA. On October 31, 2000, SHRM filed a counterclaim seeking to have this winding up petition dismissed. On November 28, 2000, SHRM appealed the judgement rendered by the Paris Commercial Court on June 27, 2000, claiming that the Paris Commercial Court no longer has jurisdiction over the case. On September 18, 2001, the Paris Commercial Court stayed the proceeding pending the outcome of the appeal. A hearing with the Court of Appeal on the standing of SHRM and on the merits is scheduled for October 24, 2002, briefs for which are due September 6, 2002. The Commercial Court of Nanterre has stayed the proceedings before it, pending the decisions of the Court of Appeal and the Paris Commercial Court.

         On or about March 22, 2002, O'Gara-Hess & Eisenhardt Armoring Company (OHEAC), one of our subsidiaries, received a request from the Department of Defense to produce documents and information for the period October 1, 1999 through May 1, 2001. The request did not state the nature of the investigation or that there has been any allegation of wrong-doing by OHEAC. OHEAC is complying with the document request. To the extent that there may be any liability, we believe that we are entitled to indemnification from Kroll, Inc. under our purchase agreement pursuant to which we acquired OHEAC.

         In addition to the above, in the normal course of business, we are subjected to claims and litigation in the areas of product and general liability. We believe that we have adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductibles. At this time, we do not believe any such claims will have a material impact on our financial position, operations and liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock, par value $.01 per share (the "Common Stock") is traded under the symbol "AH" on the New York Stock Exchange (the "NYSE"). The following table sets forth the range of high and low sales prices for our Common Stock on the NYSE for fiscal years 2001 and 2000 and for the first quarter of fiscal year 2002 (through March 22, 2002).

                                                         HIGH             LOW
                                                         ----             ---
2002
1st Quarter...................................          28.25            20.45

2001
4th Quarter ..................................          27.60            19.25
3rd Quarter ....................................        23.50            14.20
2nd Quarter...................................          19.25            11.00
1st Quarter...................................          17.75            14.60

2000
4th Quarter ..................................          17.69            13.56
3rd Quarter ....................................        18.13            13.00
2nd Quarter...................................          14.69             8.63
1st Quarter...................................          13.38            10.00


HOLDERS

         As of March 22, 2002, we had approximately 609 stockholders of record. Only record holders of shares held in "nominee" or street names are included in this number.

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

RECENT SALES OF UNREGISTERED SECURITIES


         The following information relates to sales or issuances of unregistered securities by us during fiscal 2001. All of these sales or issuances of securities were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Sections 4(2) and/or 4(b) thereof and the rules and regulations under the Securities Act, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

         During the fourth quarter of our 2001 fiscal year, we issued 17,000 shares of our common stock as an earnout payment for performance during the period of June 1998 to December 1999.


STOCK OPTION PLANS

         During fiscal 2001, we granted options to various employees and directors to purchase an aggregate of 892,159 shares of Common Stock under the 1999 Stock Incentive Plan at exercise prices ranging from $14.17 to $17.54 per share. The options granted to non-employee directors vest immediately, and options granted to employees typically vest equally over a period of three years from the date of the grant. The vesting of the options may be accelerated in the event of the occurrence of certain events.


ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL OVERVIEW

FIVE-YEAR SUMMARY

         The table below sets forth a summary of our results of operations and financial condition as of and for the periods then ended.

   (Amounts in thousands,                           2001          2000           1999          1998           1997
   except per share amounts)                        ----          ----           ----          ----           ----
   Total Revenues                                 $292,028       $220,955      $156,664        $97,207       $78,314
   Net Income (1)                                  $10,128        $17,048       $13,196         $8,596        $3,158
   Operating Income                                $19,532        $26,483       $20,400        $13,645        $5,285
   Basic Earnings Per Share                          $0.42          $0.75         $0.63          $0.53         $0.23
   Diluted Earnings Per Share                        $0.41          $0.73         $0.61          $0.50         $0.21

Note 1 - 2001 Net income and 2001 operating income include a pre-tax restructuring charge of $10.3 million.

   Total Assets                                   $388,057       $225,957      $178,562        $94,353       $75,487
   Working Capital                                $142,723        $68,125       $53,993        $24,366       $31,934
   Long-Term Obligations                            $4,640        $39,360        $2,699           $344           $11
   Stockholders' Equity                           $326,019       $166,771      $157,883        $75,102       $64,598


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

COMPANY OVERVIEW

         We are a leading manufacturer and provider of security products, vehicle armor systems and security risk management services. Our products and services are used by military, law enforcement, security and corrections personnel throughout the world, as well as governmental agencies, multinational corporations and non-governmental organizations. Our company is organized and operated under three business segments: Armor Holdings Products; Armor Mobile Security; and ArmorGroup.

         Armor Holdings Products. Our Armor Holdings Products Division manufactures and sells a broad range of high quality branded law enforcement equipment, such as tactical armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, forensic products and weapon maintenance products. Our products are marketed under brand names that are well-known and respected in the military and law enforcement communities such as American Body Armor, Safariland, Defense Technology, Federal Laboratories, MACE (R), PROTECH, NIK (R) Public Safety, Break-Free, Monadnock Lifetime Products, Identicator and Lightning Powder. We sell our manufactured products primarily to law enforcement agencies through a worldwide network of over 500 distributors and sales agents, including approximately 350 in the United States. Our extensive distribution capabilities and commitment to customer service and training have enabled us to become a leading provider of security equipment to law enforcement agencies.

         Armor Mobile Security. Our Armor Mobile Security Division, created upon the acquisition of O'Gara-Hess & Eisenhardt Armoring Company, The O'Gara Comopany, and O'Gara Security Associates, Inc. on August 22, 2001, manufactures and installs ballistic and blast protected armoring systems for military vehicles, commercial vehicles, military aircraft and missile components. Under the brand name O'Gara-Hess & Eisenhardt, we are the sole-source provider to the U.S. military for the supply of armoring and blast protection systems for the High Mobility Multi-purpose Wheeled Vehicle (the "HMMWV"). We have also entered into an agreement to provide the U.S. military with certain maintenance services with respect to its HMMWVs. There is currently an installed base of approximately 2,800 up-armored HMMWVs subject to this maintenance arrangement. We expect that our maintenance services may increase if the U.S. military substantially increases its HMMWV purchases or substantially increases its use of the current installed base. Additionally, the Armor Mobile Security Division has been subcontracted to develop a ballistically armored and sealed truck cab for HIMARS, a program currently in development for the U.S. Army, and also markets armor sub-systems for other tactical wheeled vehicles. We armor a variety of commercial vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats.

         ArmorGroup. Our Services Division provides a broad range of sophisticated security risk management solutions to multinational corporations in diverse industries such as natural resources, financial services and consumer products, and to governmental and non-governmental agencies such as the U.S. Departments of State and Defense, the United Nations, USAID and Britain's Department for International Development. Our clients typically have personnel and other investments in unstable and often violent areas of the world. Through our offices on five continents, we provide our multinational clients with a diversified portfolio of security solutions to assist them in mitigating risks in their operations around the world. Our highly trained, multilingual and experienced security personnel work closely with our clients to create and implement solutions to complex security problems. These services include security planning, advice and management, security systems integration, intellectual property asset protection, due diligence investigations and training programs in counterintelligence, countersurveillance, advanced driving techniques and ballistics. We believe that many of our security services, while often representing a small portion of our clients' overall cost of doing business, are critical to our clients' success. We believe that this creates a consistent demand for our premium services at attractive margins.

CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include revenue recognition, the use of estimates, income taxes and impairment.

      Revenue Recognition - We record products revenue at the time of shipment. Returns are minimal and do not materially effect the financial statements.

      We record revenue from our Mobile Security Division when the vehicle is shipped, except for larger commercial contracts typically longer than four months in length and the contract for the delivery of HMMWVs to the U.S. Government which continues through 2005. Revenue from such contracts is recognized on the percentage of completion, units-of-work performed method. HMMWV units sold to the U.S. Government are considered complete when the onsite Department of Defense officer finishes the inspection of the HMMWV and approves it for delivery. Should such contracts be in a loss position, the entire estimated loss would be recognized for the balance of the contract at such time. Current contracts are profitable.

      We record service revenue as services are provided on a contract by contract basis. Revenues from service contracts are recognized over the term of the contract.

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

          Income taxes - We account for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under the asset and liability method specified thereunder, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are offset by deferred tax assets relating to net operating loss carryforwards and deductible temporary differences. Future benefits obtained from utilization of net operating loss carryforwards or from the reduction in the income tax asset valuation allowance existing on September 20, 1993 have been and will be applied to reduce reorganization value in excess of amounts allocable to identifiable assets. At December 31, 2000 and 2001, the Company's consolidated foreign subsidiaries have unremitted earnings of approximately $10 million and $14 million, respectively on which the Company has not recorded a provision for United States Federal income taxes since these earnings are considered to be permanently invested. Such foreign earnings have been taxed according to the regulations existing in the countries in which they were earned.

      Impairment - Long-lived assets including certain identifiable intangibles, and the goodwill related to those assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets. Management has reviewed the Company's long-lived assets and has determined that there are no events requiring impairment loss recognition at December 31, 2001. The method used to determine the existence of an impairment would be undiscounted operating cash flows estimated over the remaining amortization period for the related long-lived assets. Impairment is measured as the difference between fair value and unamortized cost at the date impairment is determined. See "Recently Issued Accounting Standards" on page 34.

RESULTS OF OPERATIONS

      The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated:

                                                           FISCAL YEAR
                                                   ----------------------------
                                                   1999        2000        2001
                                                   ----        ----        ----
Revenue
   Products                                         62%         61%         49%
   Mobile Security                                   0%          0%         16%
   Services                                         38%         39%         35%
Total revenues                                     100%        100%        100%
Cost of sales                                       60%         62%         66%
Operating expenses                                  24%         23%         22%
Amortization                                         2%          2%          1%
Equity in earnings of investees                      0%          0%          0%
Restructuring and related charges                    0%          0%          4%
Integration and other non-recurring charges          2%          1%          1%
Operating income                                    13%         12%          7%
Interest expense, net                                0%          1%          1%
Other income, net                                    1%          1%          0%
Income before provision for income taxes            13%         12%          5%
Provision for income taxes                           5%          4%          2%
Net income                                           8%          8%          3%
EBITDA                                              15%         16%         10%

FISCAL 2001 AS COMPARED TO FISCAL 2000

      Product Revenues. Armor Holdings Product Division revenue increased $7.3 million, or 5.4% to $142.7 million for the year ended December 31, 2001 ("Fiscal 2001"), compared to $135.3 million for the year ended December 31, 2000 ("Fiscal 2000"). Revenue increased during the year due to the acquisitions completed in Fiscal 2000 and additional Fiscal 2001 acquisitions. All of these acquisitions were accounted for as purchases and accordingly the results of their operations are included only from the date of acquisition. Not including these acquisitions, the Armor Holdings Product Division revenue decreased 1.4% during Fiscal 2001, due in part to shipping interruptions and order cancellations that resulted from the September 11 terrorist attacks against the World Trade Center and the Pentagon and to a slowdown in purchasing during the first quarter of 2001. The Company associated the first quarter slowdown with the Bulletproof Vest Partnership Act (the "BVP Money") that provides federal matching funds to law enforcement agencies purchasing bullet resistant vests. The Company believes that agencies delayed their purchasing decisions during the first quarter of 2001 until such time as the BVP Money was fully allocated.

      Mobile Security Revenues. Armor Mobile Security Division revenues totaled $47.2 million from August 22, 2001, the acquisition date, to December 31, 2001. The Mobile Security Division was created through the O'Gara acqusition.

      Service Revenues. ArmorGroup Service Division revenues increased $16.5 million, or 19.3%, to $102.1 million in Fiscal 2001, compared to $85.6 million in Fiscal 2000. Revenue increased 17.2% from internal sources and 2.1% from the acquisition of International Training Inc. ("ITI") which was acquired as a part of the O'Gara acquisition and integrated into the ArmorGroup Services Division as ArmorGroup North America.

      Cost of Sales. Cost of sales increased $53.9 million, or 39.2% to $191.4 million in Fiscal 2001, compared to $137.5 million in Fiscal 2000. Increased cost of sales is directly related to revenue increases associated with the O'Gara acquisition and internal revenue growth in our ArmorGroup Services Division. As a percentage of total revenues, cost of sales increased to 65.5% in Fiscal 2001 from 62.2% in Fiscal 2000. Increasing cost of sales as a percentage of total revenue reflects both the acquisition of our Mobile Security Division, which operates at lower average gross margins, as well as, a shift in revenue mix in the ArmorGroup Service Division from Investigations to Security Services which has lower margins. During 2001, ArmorGroup abandoned its US Investigations strategy by closing several higher margin business units while replacing this revenue with growth in lower margin Security Service revenue.

      Operating Expenses. Operating expenses increased $12.9 million, or 25.5%, to $63.2 million in Fiscal 2001, compared to $50.3 million in Fiscal 2000. Increased operating expenses are directly related to internal revenue growth and the incremental selling, general and administrative expenses associated with the acquisitions of Monadnock , Lightning Powder and O'Gara, all of which were acquired subsequent to November 2000. As a percentage of total revenue, operating expenses decreased to 21.6% in Fiscal 2001, from 22.8% in Fiscal 2000 due to the consolidation of sales, marketing and distribution expenses at Monadnock and Lightning Powder and lower overall selling expenses as a percentage of sales at O'Gara.

      Amortization. Amortization expense increased $232,000, or 6.8%, to $3.7 million in Fiscal 2001, compared to $3.4 million in Fiscal 2000. Amortization expense increased during the year due to amortization of intangible assets acquired during Fiscal 2000 through the acquisitions of OVG/Traquair, Monadnock, and Lightning Powder, offset by a reduction in amortization expense resulting from goodwill write-offs contained in the Company's restructuring charge in the first quarter of 2001. In accordance with SFAS 142, we are not amortizing the goodwill from the O'Gara acquisition, which occurred subsequent to June 30, 2001.


      Equity in earnings of investees. Equity in earnings of investee was $87,000 in Fiscal 2000 and relates to the Company's 20% investment in Jardine

Securicor Gurkha Services Limited, a Hong Kong joint venture company ("JSGS"), which the Company sold during Fiscal 2000.

      Restructuring and related charges. In January 2001, the Company's Board of Directors approved a restructuring plan to close its Services Division's U.S. investigative businesses, realign the Division's organization, eliminate excess facilities and reduce overhead in its business worldwide. In connection with this restructuring charge, the Services Division performed a review of its long-lived assets to identify potential impairments. Pursuant to this restructuring plan, the Company a) eliminated 26 employees, primarily from its investigative business; b) eliminated an additional 24 employees from its security consulting business; c) incurred lease and other exit costs as a result of the closure of its investigative businesses; and d) wrote-down the value of both tangible and intangible assets as a result of the impairment review. Most of the significant actions contemplated by the restructuring plan have been completed.

      As a result of the restructuring plan, the Company recorded a pre-tax charge of $10.3 million. As of December 31, 2001, the Company had a remaining liability of $354,000 relating to lease termination and other exit costs. This liability has been classified in accrued expenses and other current liabilities on the Company's consolidated balance sheet and will be funded through cash provided by operating activities and the Company's credit facility.

      Integration and other non-recurring charges. Integration and other non-recurring charges increased by $782,000, or 23.8% to $4.1 million in Fiscal 2001, compared to $3.3 million in Fiscal 2000. Fiscal 2001 integration expenses represent costs associated with the acquisitions and integration of O'Gara, Monadnock and Lightning Powder as well as costs associated with the Company international tax minimization program. Fiscal 2000 integration expenses included costs associated with the acquisitions of Safariland, OVG/Traquair, Special Clearance Services and Break-Free, as well as, costs associated with the Company's international tax minimization program and other one time expenses incurred in the third quarter of 2000.

      Operating Income. Operating income decreased $7.0 million, or 26.2%, to $19.5 million in Fiscal 2001, compared to $26.5 million in Fiscal 2000. Lower operating income in Fiscal 2001 is due primarily to the Company's first quarter restructuring charge, in addition to those other factors discussed above.

      Interest Expense, net. Interest expense, net was $4.0 million in Fiscal 2001, compared to interest expense, net of $1.9 million in Fiscal 2000. Interest expense, net increased during Fiscal 2001 primarily due to interest on debt incurred to fund the acquisitions of Monadnock, Lightning Powder and O'Gara, which were each funded in part with cash from the Company's revolving credit facility. Increased borrowings under the revolving credit facility were offset by lower interest rates on that debt. Interest expense, net includes interest on and amortization of the fees associated with the Company's debt obligations, including its revolving credit facility, and the amortization of the discount on certain long-term liabilities acquired as part of the Safariland acquisition.

      Other income, net. Other income, net decreased $1.5 million, or 83.4% to $300,000 in Fiscal 2001, compared to $1.8 million in Fiscal 2000. This decrease was due primarily to the sale of our investment in JSGS in Fiscal 2000.

      Income before provision for income taxes. Income before provision for income taxes decreased $10.6 million, or 40.0%, to $15.8 million in Fiscal 2001, compared to $26.4 million in Fiscal 2000. Lower income before provision for income taxes Fiscal 2001 is due primarily to our first quarter restructuring charge, in addition to those other factors discussed above.

      Provision for income taxes. The provision for income taxes decreased by $3.6 million, or 39%, to $5.7 million in Fiscal 2001, compared to $9.3 million in Fiscal 2000. The provision was based on our blended U.S. federal and state statutory income tax rate of approximately 25.6% for our U.S.-based companies and a 272.4% blended effective tax rate for foreign operations and includes an income tax benefit of $4.6 million associated with investments in certain of our subsidiaries. Without this benefit, our effective tax rate would have increased to 41.8% due to the increased effect of non-deductible expense items on a lower level of income in Fiscal 2001. The overall effective tax rate for our foreign operations is not necessarily indicative of expected future rates due to the changing concentration and mix of income in the various countries in which we operates. The effective tax rate for 2001 and 2000 was 36.0% and 35.4%, respectively. The increase in our effective tax rate is primarily due to the increased effect of non-deductible foreign items on a lower level of foreign income in Fiscal 2001.

      Net income. Net income decreased approximately $6.9 million or 40.6%, to $10.1 million in Fiscal 2001, compared to $17.0 million in Fiscal 2000. This decrease was primarily due to the restructuring charge and to the factors discussed above.

FISCAL 2000 AS COMPARED TO FISCAL 1999

      Product revenues. Product revenues increased by $38.6 million, or 40.0%, to $135.3 million for Fiscal 2000, compared to $96.7 million for the year ended December 31, 1999 ("Fiscal 1999"). This increase was primarily due to strong internal growth, including year over year comparisons of businesses acquired during the previous year, of 20.4% as well as the inclusion of full year results for Safariland and other 1999 acquisitions, and additional acquisitions completed in Fiscal 2000. All of these acquisitions were accounted for as purchases and accordingly the results of their operations are included only for the period after acquisition.

      Service revenues. Service revenues increased by $25.7 million, or 42.8%, to $85.6 million in Fiscal 2000, compared to $60.0 million in Fiscal 1999. This increase was primarily due to strong internal growth, including year over year comparisons of security businesses acquired during the previous year, of 23.6% as well as the inclusion of full year results Fiscal 1999 acquisitions, and the additional Fiscal 2000 acquisitions. All of these acquisitions were accounted for as purchases and accordingly the results of their operations are included only for the period after acquisition.

      Cost of sales. Cost of sales increased by $43.1 million, or 45.6%, to $137.5 million in Fiscal 2000 compared to $94.4 million in Fiscal 1999. This increase was primarily due to increased revenues in Fiscal 2000, compared to Fiscal 1999. As a percentage of total revenues, cost of sales increased to 62.2% in Fiscal 2000 from 60.3% in Fiscal 1999.

      Operating expenses. Operating expenses increased by $13.3 million, or 36.0%, to $50.3 million in Fiscal 2000, compared to $37.0 million in Fiscal 1999. This increase was primarily due to the increased revenues from our Armor Holdings Products and Services Division as well as the acquisitions which were completed in 2000. As a percentage of sales, operating expenses decreased to 22.8% of sales in Fiscal 2000 compared to 23.6% in Fiscal 1999.

      Amortization. Amortization expense increased by $1.0 million, or 39.2%, to $3.4 million in Fiscal 2000, compared to $2.5 million in Fiscal 1999. This increase was primarily due to additional amortization of intangible assets acquired as a result of the acquisitions completed during Fiscal 2000, as well as a full year of amortization relating to the 1999 acquisitions.

      Equity in earnings of investees. Equity in earnings of investees decreased by $92,000, or 51.4%, to $87,000 in Fiscal 2000, compared to $179,000 in Fiscal
1999. The equity in earnings of investees is comprised of a 20% investment in JSGS. We sold this investment in Fiscal 2000 (see Other Income).

      Integration and other non-recurring charges. Integration and other non-recurring charges increased by $0.7 million, or 28.1% to $3.3 million in Fiscal 2000 compared, to $2.6 million in Fiscal 1999 and are related to the integration of the acquired companies. These costs include relocation expenses for equipment and employees, severance costs as well as charges for integrating our sales and marketing efforts.

      Operating income. Operating income increased by $6.1 million, or 29.8%, to $26.5 million in Fiscal 2000, compared to $20.4 million in Fiscal 1999 due to the reasons discussed above.

      Interest expense, net. Net interest expense was $1.9 million in Fiscal 2000 compared to net interest expense of $17,000 in Fiscal 1999. The increase was primarily due to interest on debt incurred to fund acquisitions and make purchases under our stock repurchase plan.

      Other income. Other income was $1.8 million in Fiscal 2000 compared to $0.8 million in Fiscal 1999. The increase was primarily due to the gain of approximately $1.7 million recognized on the sale of our investment in JSGS in Fiscal 2000.

      Provision for income taxes. The provision for income taxes increased by $1.3 million, or 16.7%, to $9.3 million in Fiscal 2000, compared to $8.0 million in Fiscal 1999. The provision was based on our U.S. federal and state statutory income tax rates of approximately 37% for our U.S.-based companies and a 10.6% blended effective tax rate for our. The effective tax rate for the Company's foreign operations is not necessarily indicative of expected future rates due to the changing concentration and mix of income in the various countries in which we operate. The effective tax rate for 2000 and 1999 was 35.4% and 37.8%, respectively. The decrease in our effective tax rate is a result of the increased amount of income earned in jurisdictions whose statutory tax rates are below those in the United States, as a percentage of operating income.

      Net income. Net income increased approximately $3.9 million or 29.2%, to $17.0 million in Fiscal 2000 compared to $13.2 million in Fiscal 1999. This increase was primarily due to the combination of acquisitions, internal growth, and to the factors discussed above.

QUARTERLY RESULTS

      Set forth below is certain unaudited quarterly financial data for each of our last eight quarters and certain such data expressed as a percentage of our revenue for the respective quarters. The information has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present such quarterly information in accordance with generally accepted accounting principles. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.



                                                                        QUARTER ENDED
------------------------------------------------------------------------------------------------------------------------------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   Mar 31     Jun 30       Sept 30       Dec 31       Mar 31     June 30,     Sept 30,    Dec 31,
                                    2000       2000         2000         2000         2001        2001         2001         2001
Revenues
  Products                        $31,448     $34,053      $34,548      $35,294     $28,813      $36,977      $37,330     $39,554
  Mobile Security                       -           -            -            -           -            -        9,349      37,883
  Services                         18,418      21,414       22,570       23,210      22,061       25,079       27,067      27,915
                                   ------      ------       ------       ------      ------       ------       ------      ------
Total Revenue                      49,866      55,467       57,118       58,504      50,874       62,056       73,746     105,352
Operating income (loss)             6,624       7,437        4,570        7,852     (4,034)        7,567        6,438       9,562
Interest expense,net                   47         539          600          709         670          844        1,125       1,368
Other expense (income), net
                                      (2)     (1,886)           51           34       (236)            9          175       (248)
Provision (benefit)for Income
taxes                               2,499       3,248        1,459        2,136     (1,073)        2,416        1,315       3,039
Net income (loss)                   4,080       5,536        2,460        4,973     (3,395)        4,298        3,823       5,403
Earnings per common share
Basic                                 .18         .25          .11          .22      (0.15)         0.19         0.16        0.21
Diluted                               .17         .24          .11          .21      (0.15)         0.18         0.16        0.20
Weighted average common shares
outstanding
Basic                              23,034      22,595       22,442       22,503      22,861       23,007       23,645      26,138
Diluted                            23,733      23,350       23,351       23,414      23,650       23,682       24,317      27,206
Revenues
  Products                            63%         61%          60%          60%         57%          60%          51%         38%
  Mobile Security                       -           -            -            -           -            -          13%         36%
  Services                            37%         39%          40%          40%         43%          40%          36%         26%
                                      ---         ---          ---          ---         ---          ---          ---         ---
Total revenue                        100%        100%         100%         100%        100%         100%         100%        100%
Operating income (loss)               14%         17%           8%          13%        (8%)          12%           9%          9%
Interest expense, net                  0%          1%           1%           1%          1%           1%           2%          1%
Other expense (income), net
                                        -        (3%)            -            -           -            -            -           -
Provision (benefit)for income
taxes                                  5%          6%           3%           4%        (2%)           4%           2%          3%
Net income (loss)                      9%         10%           5%           9%        (7%)           7%           5%          5%


LIQUIDITY AND CAPITAL RESOURCES

            On August 22, 2001, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with Bank of America, Canadian Imperial Bank of Commerce, First Union National Bank, Suntrust Bank, Republic Bank, Keybank National Association, and ING (U.S.) Capital LLC. Pursuant to the Credit Agreement, the lenders established a $120,000,000 line of credit for our benefit expiring on February 12, 2004. The Credit Agreement, among other things, provides for (i) total maximum borrowings of $120,000,000 and (ii) the capability for borrowings in foreign currencies. All borrowings under the Credit Agreement bear interest at either (i) a base rate, plus an applicable margin ranging from .000% to .375%, depending on certain conditions, (ii) a eurodollar rate, plus an applicable margin ranging from 1.125% to 1.875%, depending on certain conditions, or (iii) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125% to 1.875%, depending on certain conditions. In addition, the Credit Agreement includes both negative and affirmative covenants customary for a credit facility of this nature, such as a limitation on capital expenditures, foreign indebtedness, minimum fixed charge coverage and a restriction against paying dividends.

      The Credit Agreement also provides that Bank of America will make swing-line loans to us of up to $5,000,000 for working capital purposes and will issue letters of credit on our behalf of up to $20,000,000. As of December 31, 2001, we had no outstanding borrowings under our Credit Facility, and Bank of America had issued $15.0 million in letters of credit on our behalf under the Credit Agreement. All indebtedness under the Credit Agreement will mature on February 12, 2004. We had approximately $4.6 million in other long-term debt, net of current portion, consisting primarily of $3 million in industrial development revenue bonds.

      In October 1999, our Board of Directors approved a stock repurchase program that was effective through December 31, 2001. Under the program, we repurchased 1,848,309 shares of common stock at an average price of $10.67. Our Credit Agreement permits us to repurchase shares of our common stock if the Company's ratio of Consolidated Total Indebtedness to Consolidated EBITDA for any rolling twelve month period (as such terms are defined in the Credit Agreement) is less than 2.00 to 1. There is no limitation under the Credit Agreement on the amount of stock that we can repurchase.

      In December 2001, we and certain selling stockholders sold shares of our common stock in a public offering. We sold 5,765,000 shares of our common stock and the selling stockholders sold 1,250,000 shares of our common stock in the offering. Our net proceeds from the offering, after deducting the underwriting discounts and commissions, were approximately $119.9 million. We used the net proceeds of the offering to repay indebtedness under our credit facility, for working capital and for general corporate purposes. Funds that were not used were invested in money market funds, certificates of deposits, and other investment grade securities and are expected to be used to finance future acquisitions, for working capital and for general corporate purposes.

      We had working capital of $142.7 million and $68.1 million as of December 31, 2001 and December 31, 2000, respectively.

      We anticipate that the cash generated from operations, cash on hand, net proceeds from the offering and borrowings under the Credit Agreement will enable us to meet liquidity, working capital and capital expenditure requirements during the next 12 months. We may, however, require additional financing to pursue our strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

      Our capital expenditures were $3.4 million in fiscal year 1999, $7.8 million in Fiscal year 2000 and $7.9 million in fiscal year 2001. Such expenditures include, leasehold improvements, information technology and communications infrastructure equipment and software, and manufacturing machinery and equipment.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and that existing intangible assets and goodwill be evaluated for these new separation requirements. We do not expect this statement to have a material impact on the consolidated financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. We implemented SFAS No. 142 on January 1, 2002. In accordance with this statement, we are not required to complete the transitional goodwill impairment test until June 30, 2002. We are evaluating but have not yet determined whether adoption of this statement will result in an impairment of goodwill. We estimate that goodwill and indefinite lived intangible asset amortization required under previous accounting standards of $3.2 million pre-tax ($2.0 million after-tax) will not be charged to the income statement in 2002. The goodwill resulting from acquisitions made by us subsequent to June 30, 2001 is immediately subject to the non-amortization provisions of SFAS 142.

            In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS 143 requires the recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. The fair value of a liability for an asset retirement obligation is the amount at which that liability could be settled in a current transaction between willing parties, that is, other than in a forced or liquidation transaction. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The provisions of SFAS 143 will become effective for us on January 1, 2003. The effects of adopting this standard have not been determined.

            In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. SFAS 144 requires that a long-lived asset to be (1) abandoned, (2) exchanged for a similar productive asset, or (3) distributed to owners in a spin-off be considered held and used until it is abandoned, exchanged, or distributed. SFAS 144 requires (1) that spin-offs and exchanges of similar productive assets to be recorded at the lower of carrying value or fair value, and that such assets be classified as held and used until disposed of and (2) that any impairment loss resulting from a spin-off or exchange of similar productive assets be recognized when the asset is disposed of. The provisions of SFAS 144 will be come effective for us on January 1, 2002. The effects of adopting this standard have not been determined.

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

     Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relate primarily to borrowings under our credit facilities and our short-term monetary investments. At December 31, 2001 we had no outstanding borrowings under our credit facility. To the extent that, from time to time, the Company holds short-term money market instruments, there is a market rate risk for changes in interest rates on such instruments. To that extent, there is inherent rollover risk in the short-term money market instruments as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. However, there is no risk of loss of principal in the short-term money market instruments, only a risk related to a potential reduction in future interest income. Derivative instruments are not presently used to adjust the our interest rate risk profile. We do not use derivative financial instruments to hedge this interest rate risk. However, in the future, we may consider the use of financial instruments to hedge interest rate risk.

     Foreign Currency Exchange Rate Risk. The majority of our business is denominated in U.S. dollars. There are costs associated with our operations in foreign countries that require payments in the local currency. Where appropriate and to partially manage our foreign currency risk related to those payments we receive payment from customers in local currencies in amounts sufficient to meet our local currency obligations. We do not use derivatives or other financial instruments to hedge foreign currency risk.


RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     We do business in numerous countries, including emerging markets in Africa, Asia, South America, Russia, and CIS. We have invested substantial resources outside of the United States and plan to continue to do so in the future. Our Company's international operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector. Government actions in the future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on us and our operating companies. We do not have political risk insurance in the countries in which we currently conducts business, but periodically analyze the need for and cost associated with this type of policy. Moreover, applicable agreements relating to the Company's interests in our operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for the us to enforce our rights. Accordingly, we may have little or no recourse upon the occurrence of any of these developments.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is incorporated by reference from our consolidated financial statements and notes thereto which are included in the report beginning on page F-1. Certain selected quarterly financial data is included under Item 7 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the periods covered by this annual report on Form 10-K.


                                    PART III


         The information called for pursuant to this Part III, Items 10, 11, 12 and 13, is incorporated by reference from our definitive proxy statement which we intend to file with the Securities and Exchange Commission not later than April 30, 2002.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. Financial Statements

The following Financial Statements of the Company (which appear beginning at sequential page number F-1) are included herein:

     Reports of Independent Certified Public Accountants

     Consolidated Balance Sheets

     Consolidated Income Statements

     Consolidated Statements of Stockholders' Equity and Comprehensive  Income

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements


2. Financial Statement Schedules

     Schedules for which provision is made in the applicable accounting regulations of the Commission have been omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(b) Reports on Form 8-K

     We filed a current report on Form 8-K under Item 5 dated November 26, 2001 to publish certain financial information.


(c) Exhibits

     The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:


EXHIBIT
  NO.         DESCRIPTION
-------       -----------


+2.1 Agreement for the Sale and Purchase of the Whole of the Issued Share Capital of DSL, dated April 16, 1997, between the company, AHL, NatWest Ventures Nominees Limited and Others and Martin Brayshaw (filed as Exhibit 2.2 to our Form 8-K, Current Report, dated April 22, 1997 and incorporated herein by reference).

+2.2      Stock Purchase Agreement by and among Armor Holdings, Inc., The Neale
          A. Perkins Trust, The Scott T. O'Brien and Victoria S. O'Brien Revocable Trust, The David M. Holmes and Katherine C. Holmes Revocable Trust, Neale A. Perkins, David M. Holmes,

          Scott T. O'Brien and Safariland Ltd., Inc. dated as of April 12,1999 (filed as Exhibit 2.8 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the Commission on April 15, 1999 and incorporated herein by reference).

+2.3 Stock Purchase Agreement, dated as of April 20, 2001, by and among Armor Holdings, Inc., Bengal Acquisition Corp., The Kroll-O'Gara Company, O'Gara-Hess & Eisenhardt Armoring Company, The O'Gara Company, and O'Gara Security Associates, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated April 20, 2001 and incorporated herein by reference).

+2.4 Amendment dated as of August 20, 2001 to the Stock Purchase Agreement, dated as of April 20, 2001, by and among Armor Holdings, Inc., Bengal Acquisition Corp., The Kroll-O'Gara Company, O'Gara-Hess & Eisenhardt Armoring Company, The O'Gara Company, and O'Gara Security Associates, Inc. (filed as Exhibit 2.2 to our Current Report on Form 8-K dated August 21, 2001 and incorporated herein by reference).

+2.5 Amendment dated as of August 22, 2001 to the Stock Purchase Agreement, dated as of April 20, 2001, by and among Armor Holdings, Inc., Bengal Acquisition Corp., The Kroll-O'Gara Company, O'Gara-Hess & Eisenhardt Armoring Company, The O'Gara Company, and O'Gara Security Associates, Inc. (filed as Exhibit 2.3 to our Current Report on Form 8-K dated August 22, 2001 and incorporated herein by reference).

+3.1 Certificate of Incorporation of the Company (filed as Exhibit 3.1)to Form 8-K, Current Report of the Company, dated September 3,1996 and incorporated herein by reference).

+3.2 Certificate of Merger of American Body Armor & Equipment, Inc., a Florida corporation, and the Company (filed as Exhibit 3.2 to Form 8-K, Current Report of the Company, dated September 3,1996 and incorporated herein by reference).

+3.3 Bylaws of the Company (filed as Exhibit 3.3 to Form 8-K,Current Report of the Company, dated September 3, 1996 and incorporated herein by reference).

+3.4 Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.3.2 to our Form 10-K Annual Report for the fiscal year ended December 31, 1998 (the "98 10-K)).

+10.1 Borrower Pledge Agreement, dated as of February 12, 1999, made by the Company in favor of Canadian Imperial Bank of Commerce as Administrative Agent for the Lenders (filed as Exhibit 5.10 to Form 8-K, Current Report of the Company, filed with the Commission on March 10, 1999 and incorporated herein by reference).

+10.2 Security Deed, dated February 12, 1999, made by the Company in favor of Canadian Imperial Bank of Commerce as Administrative Agent for the Lenders (filed as Exhibit 5.11 to Form 8-K, Current Report of the Company, filed with the Commission on March 10, 1999 and incorporated herein by reference).

+10.3 Subsidiaries Guarantee, dated as of February 12, 1999, made by the Company in favor of Canadian Imperial Bank of Commerce as Administrative Agent for the Lenders (filed as Exhibit 5.12 to Form 8-K, Current Report of the Company, dated March 10, 1999 and incorporated herein by reference).

+10.4 Amended and Restated Credit Agreement, dated August 22, 2001, among Bank of America, N.A., Canadian Imperial Bank of Commerce, First Union National Bank, Suntrust Bank, Republic Bank, Keybank National Association, and ING (U.S.) Capital LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 22, 2001 and incorporated herein by reference).

+10.5 Amended and Restated Revolving Credit Note, dated August 22, 2001, in the principal amount of up to $30,000,000.00 made by the Company in favor of Bank of America, N.A. (filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 22, 2001 and incorporated herein by reference).

+10.6 Amended and Restated Revolving Credit Note, dated August 22, 2001, in the principal amount of up to $25,000,000.00 made by the Company in favor of First Union National Bank (filed as Exhibit 10.3 to our Current Report on Form 8-K dated August 22, 2001 and incorporated herein by reference).

+10.7 Amended and Restated Revolving Credit Note, dated August 22, 2001, in the principal amount of up to $20,000,000 made by the Company in favor of Suntrust Bank (filed as Exhibit 10.4 to our Current Report on Form 8-K dated August 22, 2001 and incorporated herein by reference).

+10.8 Amended and Restated Revolving Credit Note, dated August 22, 2001, in the principal amount of up to $15,000,000 made by the Company in favor of Keybank National Association (filed as Exhibit 10.5 to our Current Report on Form 8-K dated August 22, 2001 and incorporated herein by reference).

+10.9 Amended and Restated Revolving Credit Note, dated August 22, 2001, in the principal amount of up to $15,000,000 made by the Company in favor of Republic Bank (filed as Exhibit 10.6 to our Current Report on Form 8-K dated August 22, 2001 and incorporated herein by reference).

+10.10 Amended and Restated Revolving Credit Note, dated August 22, 2001, in the principal amount of up to $15,000,000 made by the Company in favor of ING (U.S.) Capital LLC (filed as Exhibit 10.7 to our Current Report on Form 8-K dated August 22, 2001 and incorporated herein by reference).

+10.11 Amended and Restated Swing Line Note, dated August 22, 2001, in the principal amount of up to $5,000,000 made by the Company in favor of Bank of America, N.A. (filed as Exhibit 10.8 to our Current Report on Form 8-K dated August 22, 2001 and incorporated herein by reference).

+10.12 Supplement to Subsidiaries Guarantee, dated August 22, 2001, made by Bengal Acquisition Corp., O'Gara-Hess & Eisenhardt Armoring Company, The O'Gara Company, O'Gara Security Associates, Inc., International Training, Inc., ITI Limited Partnership, Armor Brands, Inc., Armor Group Integrated

          Systems, Inc., Armor Holdings GP, LLC, Armor Holdings LP, LLC, Break-Free Armor Corp., Global Support Systems, Inc., Lightning Powder Company, Inc., Monadnock Lifetime Products, Inc., a Delaware corporation, NAP Property Managers, LLC, Network Audit Systems, Inc., New Technologies Armor, Inc., USDS, Inc., Break-Free, Inc., Casco International, Inc., Monadnock Lifetime Products, Inc., a New Hampshire corporation, Monadnock Police Training Council, Inc., NAP Properties, Ltd., and Safariland Government Sales, Inc. in favor of Bank of America, N.A., as Administrative Agent for the Lenders(filed as Exhibit 10.9 to our Current Report on Form 8-K dated August 22, 2001 and incorporated herein by reference).

+10.13 Borrower Pledge Agreement Supplement, dated August 22, 2001, made by the Company in favor of Bank of America, N.A, as Administrative Agent for the Lenders 10.11 Subsidiaries Pledge Agreement Supplement, dated August 22, 2001 made by Bengal Acquisition Corp., O'Gara-Hess & Eisenhardt Armoring Company, O'Gara Security Associates, Inc., International Training, Inc., Break-Free Armor Corp., Monadnock Lifetime Products, Inc., a Delaware corporation, Armor Holdings LP, LLC, Armor Holdings GP, LLC, Armor Holdings Properties, Inc. and NAP Property Managers, LLC in favor of Bank of America, N.A. , as Administrative Agent for the Lenders (filed as Exhibit 10.10 to our Current Report on Form 8-K dated August 22, 2001 and incorporated herein by reference).

@+10.14 Amended and Restated Employment Agreement between Jonathan M. Spiller and the Company, dated as of January 1,1999 (incorporated by reference to Exhibit 10.5 to our 98 10-K).

@+10.15 Amended and Restated Employment Agreement between Robert R. Schiller and the Company, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.6 to the 98 10-K).

@+10.16 Employment Agreement between Stephen E. Croskrey and the Company, dated as of February 8, 1999 (incorporated by reference to Exhibit
          10.7 to the 98 10-K).

@+10.17 Employment Agreement between Warren B. Kanders and the Company, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.9 to the 98 10-K).

+10.18 Form of Indemnification Agreement for Directors of the Registrant, dated September 21, 1993 (filed as Exhibit 10.4 to Form 10-KSB, Annual Report of the Company for the fiscal year ended December 31, 1993 and incorporated herein by reference).

+10.19 Form of Indemnification Agreement for Officers of the Registrant, dated February 28, 1994 (filed as Exhibit 10.5 to Form 10-KSB, Annual Report of the Company for the fiscal year ended December 31, 1993 and incorporated herein by reference).

**+10.20 American Body Armor & Equipment, Inc. 1994 Incentive Stock Plan (incorporated by reference from Form S-8 filed on October 10, 1994, Reg. No. 33-018863).

**+10.21 American Body Armor & Equipment, Inc. 1994 Directors Stock Plan (incorporated by reference from Form S-8 filed on October 31, 1994, Reg. No. 33-018863).

**+10.22 Armor Holdings, Inc. Amended and Restated 1996 Stock Option Plan (incorporated by reference from the Company's 1997 Definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, held June 12, 1997, as filed with the Commission on May 27, 1997).


**+10.23 Armor Holdings Inc. Amended and Restated 1996 Non-Employee Directors Stock Option Plan (incorporated by reference from the Company's 1997 Definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, held June 12, 1997, as filed with the Commission on May 27, 1997).

**+10.24 Armor Holdings, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the 98 10-K).

**+10.25 Armor Holdings, Inc. 1999 Stock Incentive Plan (incorporated by reference from Appendix A to the Company's 1999 Definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Stockholders, as filed with the Commission on May 21, 1999).

*23.1     Consent of PricewaterhouseCoopers LLP.

...------------------------
*   Filed herewith.
+   Incorporated herein by reference.
**  This Exhibit represents a management contract.
#   This Exhibit represents a compensatory plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


ARMOR HOLDINGS, INC.

     Report of Independent Certified Public Accountants                  F-2

     Consolidated Balance Sheets                                         F-3

     Consolidated Income Statements                                      F-4

     Consolidated Statements of Stockholders' Equity and                 F-5
                Comprehensive Income

     Consolidated Statements of Cash Flow                                F-6

     Notes to the Consolidated Financial Statements                  F-7 -- F-29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Armor Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Armor Holdings, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Date March 28, 2002
Jacksonville, Florida

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 2000 AND DECEMBER 31, 2001
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                      DECEMBER 31,           DECEMBER 31,
                                                                                    -------------------   --------------------
                                                                                          2000                   2001
                                                                                    -------------------   --------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                                 $7,257               $53,719
    Accounts receivable (net of allowance for doubtful accounts of $1,133
         and $2,609)                                                                          44,590                79,610
    Inventories                                                                               23,675                51,894
    Prepaid expenses and other current assets                                                 13,313                14,898
                                                                                     ----------------       ---------------
Total current assets                                                                          88,835               200,121

Property and equipment, net                                                                   24,590                46,062
Goodwill (net of accumulated amortization of $6,451 and $8,879)                               95,649               123,673
Patents, licenses and trademarks (net of accumulated amortization of
    $1,518 and $1,930)                                                                         6,907                 6,717
Other assets                                                                                   9,976                11,484
                                                                                     ----------------       ---------------
Total assets                                                                                $225,957              $388,057
                                                                                     ================       ===============
LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities:
    Current portion of long-term debt                                                        $ 1,072               $ 2,055
    Short term debt                                                                            1,157                 1,390
    Accounts payable, accrued expenses and other current liabilities                          18,347                53,953
    Income taxes payable                                                                         322                     -
                                                                                     ----------------        --------------
Total current liabilities                                                                     20,898                57,398

Long-term debt, less current portion                                                          38,288                 4,640
                                                                                     ----------------        --------------
Total liabilities                                                                             59,186                62,038

Commitments and contingencies (Note 8)
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares
    issued and outstanding                                                                        -                     -
   Common stock, $.01 par value; 50,000,000 shares authorized; 25,063,534 and 33,065,904 issued; 22,685,475 and 30,857,019 outstanding at
    December 31, 2000 and December 31, 2001, respectively                                       250                   331
    Additional paid-in capital                                                              150,254               301,995
    Retained earnings                                                                        43,663                51,745
    Accumulated other comprehensive loss                                                     (1,684)               (4,473)
    Treasury stock                                                                          (25,712)              (23,579)
                                                                                     ----------------        --------------
       Total stockholders' equity                                                            166,771               326,019
                                                                                     ----------------        --------------
Total liabilities and stockholders' equity                                                  $225,957              $388,057
                                                                                     ================        ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                ---------------------------------------------
                                                                      1999          2000            2001
                                                                ---------------------------------------------
Revenues:
  Products                                                            $96,706       $135,343        $142,675
  Mobile Security                                                           -              -          47,232
  Services                                                             59,958         85,612         102,121
                                                                 ------------- --------------  --------------

Total revenues                                                        156,664        220,955         292,028

                                                                 ------------- --------------  --------------

Costs and expenses:
   Cost of sales                                                       94,407        137,499         191,351
   Operating expenses                                                  37,004         50,341          63,155
   Amortization                                                         2,463          3,429           3,661
   Restructuring and related charges                                        -              -          10,257
   Integration and other non-recurring charges                          2,569          3,290           4,072
   Equity in earnings of investees                                      (179)           (87)               -
                                                                 ------------- --------------  --------------

Operating income                                                       20,400         26,483          19,532

   Interest expense, net                                                   17          1,896           4,007
   Other income, net                                                      816          1,803             300
                                                                 ------------- --------------  --------------

Income before provision for income taxes                               21,199         26,390          15,825
   Provision for income taxes                                           8,003          9,342           5,697
                                                                 ------------- --------------  --------------
Net income                                                             13,196         17,048          10,128
                                                                 ============= ==============  ==============
   Basic earnings per share                                             $0.63          $0.75           $0.42
                                                                 ============= ==============  ==============
   Diluted earnings per share                                           $0.61          $0.73           $0.41
                                                                 ============= ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                                                                         ACCUMULATED
                                   COMMON STOCK       ADDITIONAL                            OTHER
                                -------------------
                                            PAR         PAID-IN         RETAINED        COMPREHENSIVE          TREASURY
                                 SHARES    VALUE        CAPITAL         EARNINGS             LOSS                STOCK
                                -------------------  --------------   -------------  ---------------------  ---------------
Balance, December 31, 1998        16,498      $165        $ 65,408         $13,419                $ (574)        $ (3,316)
Exercise of stock options            298         3           1,087
Issuance of common stock           6,125        61          61,563
Issuance of stock for
acquisitions                       1,593        16          17,422
Repurchase of stock                                                                                                (9,790)
Comprehensive income:


    Net income                                                              13,196
 Foreign currency translation
adjustments,  net of taxes of
$418                                                                                                (777)


     Total Comprehensive
income

                                --------- ---------  --------------   -------------  ---------------------  ---------------
Balance, December 31, 1999        24,514      $245        $145,480         $26,615               $(1,351)        $(13,106)
Exercise of stock options            333         3           1,470
Tax benefit from exercises of
options                                                        867
Issuance of stock for
acquisitions                         217         2           2,437
Repurchase of stock                                                                                               (12,606)
Comprehensive income:


   Net income                                                               17,048
   Foreign currency
translation adjustments,  net
of taxes of $179                                                                                    (333)


     Total Comprehensive
income
                                --------- ---------  --------------   -------------  ---------------------  ---------------
Balance, December 31, 2000        25,064      $250        $150,254         $43,663               $(1,684)        $(25,712)
Exercise of stock options          1,063        11          10,101
Tax benefit from exercises of
options                                                      3,116
Issuance of treasury shares
for exercises of options
                                   (119)       (1)           (123)         (2,046)                                   2,856
Issuance of common stock           5,765        58         117,969
Issuance of stock for
acquisitions and additional
consideration for earnouts         1,293        13          20,678
Repurchase of stock                                                                                                   (723)
Comprehensive income:


   Net income                                                               10,128
   Foreign currency
translation adjustments,
net of taxes of $713                                                                              (2,789)


     Total Comprehensive
income

                                --------- ---------  --------------   -------------  ---------------------  ---------------
Balance, December 31, 2001        33,066     $ 331       $ 301,995        $ 51,745              $ (4,473)       $ (23,579)
                                ========= =========  ==============   =============  =====================  ===============

                                     TOTAL
                                 --------------
Balance, December 31, 1998             $75,102
Exercise of stock options                1,090
Issuance of common stock                61,624
Issuance of stock for
acquisitions                            17,438
Repurchase of stock                    (9,790)
Comprehensive income:
                                 --------------
    Net income                          13,196
 Foreign currency translation
adjustments,  net of taxes of
$418                                     (777)
                                 --------------
     Total Comprehensive
income                                  12,419
                                 --------------

Balance, December 31, 1999            $157,883
Exercise of stock options                1,473
Tax benefit from exercises of
options                                    867
Issuance of stock for
acquisitions                             2,439
Repurchase of stock                   (12,606)
Comprehensive income:
                                 --------------
   Net income                           17,048
   Foreign currency
translation adjustments,  net
of taxes of $179                         (333)
                                 --------------
     Total Comprehensive                16,715
income
                                 --------------
Balance, December 31, 2000            $166,771
Exercise of stock options               10,112
Tax benefit from exercises of
options                                  3,116
Issuance of treasury shares
for exercises of options                   686
Issuance of common stock               118,027
Issuance of stock for
acquisitions and additional
consideration for earnouts              20,691
Repurchase of stock                      (723)
Comprehensive income:
                                 --------------
   Net income                           10,128
   Foreign currency
translation adjustments,
net of taxes of $713                   (2,789)
                                 --------------
     Total Comprehensive
income                                   7,339

                                 --------------
Balance, December 31, 2001           $ 326,019
                                 ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                                                                              YEAR ENDED
                                                                          ---------------------------------------------------
                                                                                1999              2000               2001
                                                                          ---------------   --------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                    $13,196           $17,048            $10,128
 Adjustments to reconcile net income to net cash
       provided by operating activities:
  Depreciation and amortization                                                  4,570             6,591              9,061
  Deferred income taxes                                                            486               290             (2,768)
  Equity in earnings of investees                                                (179)              (87)                  -
  Gain on sale of investment in investee                                             -           (1,734)                  -
  Non-cash restructuring charges, primarily write-off of goodwill                    -                 -              8,166
  Loss on disposal of assets                                                         -               110                387
  Changes in operating assets and liabilities, net of acquisitions:
    Increase in accounts receivable                                            (4,884)           (7,815)            (17,387)
    Increase in inventories                                                    (3,323)           (4,862)             (5,381)
    Decrease (increase) in prepaid expenses and other assets                       756           (6,120)              2,919
    (Decrease) increase in accounts payable, accrued
        liabilities and other current liabilities                              (6,696)           (2,553)              5,765
    Increase (decrease) in income taxes payable                                  (717)               177              2,794
                                                                           ------------      ------------      -------------
 Net cash provided by operating activities                                       3,209             1,045             13,684
                                                                           ------------      ------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                          (3,414)           (7,833)             (7,949)
   Purchase of patents, licenses and trademarks                                      -              (83)               (22)
   Purchase of businesses, net of cash acquired and additional
        consideration for purchased businesses                                (36,677)          (19,243)            (47,439)
   Dividends received from equity investee                                         115                87                  -
   Proceeds from the sale of investment in investee                                  -             2,568                  -
   Purchases of equity securities                                                    -           (1,682)                  -
   Proceeds from the sale of equity securities                                       -               857                843
                                                                           ------------      ------------      -------------
 Net cash used in investing activities                                        (39,976)          (25,329)            (54,567)
                                                                           ------------      ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                       61,624                 -            118,027
   Proceeds from the exercise of stock options                                   1,090             1,473             10,112
   Proceeds from issuance of treasury stock                                          -                 -                686
   Repurchases of treasury shares                                              (9,790)          (12,606)               (723)
   Deferred loan costs                                                               -             (256)               (546)
   Repayments of long-term debt                                                (5,105)             (867)             (1,027)
   Repayments of debt assumed in acquisitions                                        -           (1,329)             (1,315)
   Borrowings under lines of credit                                             57,868            76,097             98,867
   Repayments under lines of credit                                           (61,686)          (43,884)           (132,038)
                                                                           ------------      ------------      -------------
 Net cash provided by financing activities                                      44,001            18,628             92,043
                                                                           ------------      ------------      -------------
 Effect of exchange rate changes on cash                                         (777)             (333)             (4,698)
                                                                           ------------      ------------      -------------
 Net increase (decrease) in cash and cash  equivalents                           6,457           (5,989)             46,462
 Cash and cash equivalents, beginning of period                                  6,789            13,246              7,257
                                                                           ------------      ------------      -------------
 Cash and cash equivalents, end of  period                                 $    13,246       $     7,257       $     53,719
                                                                           ============      ============      =============

   The accompanying notes are an integral part of these consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      THE COMPANY AND NATURE OF BUSINESS -- Armor Holdings, Inc. (the "Company" or "Armor") is a leading manufacturer and provider of security products, vehicle armor systems and security risk management services. Armor's products and services are used by military, law enforcement, security and corrections personnel throughout the world, as well as governmental agencies, multinational corporations and non-governmental organizations. The Company is organized and operated under three business segments: Armor Holdings Products; Armor Mobile Security; and ArmorGroup Services.

         Armor Holdings Products. Armor Holdings Products Division manufactures and sells a broad range of high quality branded law enforcement equipment, such as tactical armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, forensic products and weapon maintenance products. These products are marketed under brand names that are well-known and respected in the military and law enforcement communities such as American Body Armor, Safariland, Defense Technology, Federal Laboratories, MACE (R), PROTECH, NIK (R) Public Safety, Break-Free, Monadnock Lifetime Products, Identicator and Lightning Powder. Armor Holdings Products division sells manufactured products primarily to law enforcement agencies through a worldwide network of over 500 distributors and sales agents, including approximately 350 in the United States. Extensive distribution capabilities and commitment to customer service and training have enabled us to become a leading provider of security equipment to law enforcement agencies.

         Armor Mobile Security. Armor Mobile Security Division manufactures and installs ballistic and blast protected armoring systems for military vehicles, commercial vehicles, military aircraft and missile components. Under the brand name O'Gara-Hess & Eisenhardt, the Company is the sole-source provider to the U.S. military for the supply of armoring and blast protection systems for the High Mobility Multi-Purpose Wheeled Vehicle (the "HMMWV") under a contract which expires in 2005. Armor Mobile Security has also entered into an agreement to provide the U.S. military with certain maintenance services with respect to its HMMWVs. There is currently an installed base of approximately 2,800 HMMWVs subject to this maintenance arrangement. Armor Mobile Security expects that its maintenance services may increase if the U.S. military substantially increases its HMMWV purchases or substantially increases its use of the current installed base. Additionally, the Armor Mobile Security Division has been subcontracted to develop a ballistically armored and sealed truck cab for HIMARS, a program currently in development for the U.S. Army, and also markets armor sub-systems for other tactical wheeled vehicles. Armor Mobile Security armors a variety of commercial vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats.

         ArmorGroup. The Services Division provides a broad range of sophisticated security risk management solutions to multinational corporations in diverse industries such as natural resources, financial services and consumer products, and to governmental and non-governmental agencies such as the U.S. Departments of State and Defense, the United Nations and USAID and Britain's Department for International Development. Clients typically have personnel and other investments in unstable and often

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


violent areas of the world. Through ArmorGroup offices on four continents, ArmorGroup provides its multinational clients with a diversified portfolio of security solutions to assist them in mitigating risks in their operations around the world. ArmorGroup Services' highly trained, multilingual and experienced security personnel work closely with our clients to create and implement solutions to complex security problems. These services include security planning, advice and management, security systems integration, intellectual property, asset protection, due diligence investigations and training programs in counterintelligence, countersurveillance, advanced driving techniques and ballistics. ArmorGroup believes that many of our security services, while often representing a small portion of our clients' overall cost of doing business, are critical to ArmorGroup's clients' success. ArmorGroup believes that this creates a consistent demand for its premium services at attractive margins.

      PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all material intercompany balances and transactions have been eliminated. Results of operations of companies acquired in transactions accounted for under the purchase method of accounting are included in the financial statements from the date of the acquisition.

      CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments purchased with maturities of three months or less, at date of purchase, to be cash equivalents.

      CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with what it believes to be various high quality banks. Amounts held in individual banks may periodically exceed, for brief time periods, federally insured amounts. The Company's accounts receivable consist of amounts due from customers and distributors located throughout the world. International product sales generally require cash in advance or confirmed letters of credit on United States ("U.S.") banks. The Company maintains reserves for potential credit losses. As of December 31, 2000 and 2001, management believes that the Company had no significant concentrations of credit risk.

      INVENTORIES -- Inventories are stated at the lower of cost or market determined on the first-in, first-out ("FIFO") method.

      FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying value of cash and cash equivalents, accounts receivable, other receivables, accounts payable, and short and long-term debt approximates fair value at December 31, 2000 and 2001.

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

             Buildings and improvements.......................   5 - 39 years
             Machinery and equipment..........................   3 - 7 years

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      GOODWILL -- Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill and other intangible assets are stated on the basis of cost and are amortized, principally on a straight-line basis, over the estimated future periods to be benefited (20 to 40 years). The $37.6 million in goodwill resulting from acquisitions made by the Company subsequent to June 30, 2001 is immediately subject to the non-amortization provisions of SFAS 142. See also "Recent Accounting Pronouncements " which follows.

      PATENTS, LICENSES AND TRADEMARKS -- Patents, licenses and trademarks were primarily acquired through acquisitions accounted for by the purchase method of accounting. Such assets are amortized on a straight-line basis over their remaining lives of 10 to 40 years.

      IMPAIRMENT - Long-lived assets including certain identifiable intangibles, and the goodwill related to those assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets. Management has reviewed the Company's long-lived assets and has determined that there are no events requiring impairment loss recognition at December 31, 2001. The method used to determine the existence of an impairment would be undiscounted operating cash flows estimated over the remaining amortization period for the related long-lived assets. Impairment is measured as the difference between fair value and unamortized cost at the date impairment is determined.

      RESEARCH AND DEVELOPMENT -- Research and development costs are included in operating expenses as incurred and for the years ended December 31, 1999, 2000 and 2001, approximated $1,559,000, $2,590,000, and $2,353,000, respectively.

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

      INCOME TAXES -- The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under the asset and liability method specified thereunder, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are offset by deferred tax assets relating to net operating loss carryforwards and deductible temporary differences. Future benefits obtained either from utilization of net operating loss carryforwards or from the reduction in the income tax asset valuation allowance existing on September 20, 1993 have been and will be applied to reduce reorganization value in excess of amounts allocable to identifiable assets. At December 31, 2000 and 2001, the Company's consolidated foreign subsidiaries have unremitted earnings of approximately $10 million and $14 million, respectively on which the Company has not recorded a provision for United States Federal

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


income taxes since these earnings are considered to be permanently invested. Such foreign earnings have been taxed according to the regulations existing in the countries in which they were earned.

      REVENUE RECOGNITION - The Company records products revenue at the time of shipment. Returns are minimal and do not materially effect the financial statements.

      The Company records revenue from its Mobile Security Division when the vehicle is shipped, except for larger commercial contracts typically longer than four months in length and the contract for the delivery of HMMWVs to the U.S. Government which continues through 2005. Revenue from such contracts is recognized on the percentage of completion, units-of-work performed method. HMMWV units sold to the U.S. Government are considered complete when the onsite Department of Defense officer finishes the inspection of the HMMWV and approves it for delivery. Should such contracts be in a loss position, the entire estimated loss would be recognized for the balance of the contract at such time. Current contracts are profitable.

      The Company records service revenue as services are provided on a contract by contract basis. Revenues from service contracts are recognized over the term of the contract.

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

      COMPREHENSIVE INCOME AND FOREIGN CURRENCY TRANSLATION -- In accordance with SFAS No. 130, "Reporting Comprehensive Income", assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment, net of tax, which represents the effect of translating assets and liabilities of the Company's foreign operations is recorded as a reduction of equity of $1,684,000 and $4,473,000 for the years ended December 31, 2000 and 2001, respectively, and is classified as accumulated other comprehensive loss. The current year change in the accumulated amount, net of tax, is included as a component of comprehensive income.

      RECLASSIFICATIONS -- Certain reclassifications have been made to the 2000 and 2001 financial statements in order to conform to the presentation adopted for 2001. These reclassifications had no effect on net income or retained earnings.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         RECENT ACCOUNTING PRONOUNCEMENTS --In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and that existing intangible assets and goodwill be evaluated for these new separation requirements. The Company does not expect this statement to have a material impact on the consolidated financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. The Company implemented SFAS No. 142 on January 1, 2002. In accordance with this statement, the Company is not required to complete the transitional goodwill impairment test until June 30, 2002. The Corporation is evaluating but has not yet determined whether adoption of this statement will result in an impairment of goodwill. Management estimates that goodwill and indefinite lived intangible asset amortization required under previous accounting standards of $3.2 million pre-tax ($2.0 million after-tax) will not be charged to the income statement in 2002. The goodwill resulting from acquisitions made by the Company subsequent to June 30, 2001 is immediately subject to the non-amortization provisions of SFAS 142.

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

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       BUSINESS COMBINATIONS

         The Company has completed numerous purchase business combinations for cash and/or shares of the Company's common stock and assumption of liabilities in certain cases. In the three years in the period ended December 31, 2001, the following acquisitions were completed:

                                                                                (in thousands, except shares issued)
                                                                            Total             Shares              Value of
                                                                        Consideration         Issued               Shares
                                                                        -------------         ------               ------
1999
----
Safariland Ltd., Inc. (April)                                               $45,000          300,752              4,000
The Parvus Company (May)                                                      1,300           64,876                754
Alarm Systems Holding Company and Fire Alarm Service Corporation
  (June)                                                                     12,700        1,226,021             12,669
Additional purchase price paid/issued for acquisition earnouts
                                                                              1,052            1,096                $15
                                                                      --------------   ---------------    --------------
                                                                            $60,052        1,592,745            $17,438
                                                                      ==============   ===============    ==============
2000
----
Aggregate 2000 acquisitions (1)                                             $22,483          191,845             $2,094
Additional purchase price paid/issued for acquisition earnouts
                                                                              1,316           24,064                345
                                                                      --------------   ----------------   ---------------
                                                                            $23,799          215,909             $2,439
                                                                      ==============   ================   ===============
2001
----
O'Gara-Hess & Eisenhardt Companies (August)                                 $53,452        1,009,422            $14,756
Guardian (July)                                                                 837                -                  -
Identicator (November)                                                        5,598          214,880              4,848
Additional purchase price paid/issued for acquisition earnouts                3,904           68,888              1,087
                                                                      --------------   ----------------   ---------------
                                                                            $63,791        1,293,190            $20,691
                                                                      ==============   ================   ===============

(1) Includes New Technologies, Inc., Network Audit Systems, Special Clearance Services, OVG/Traquair, Alpha B, Technisec, Breakfree, Inc., Monadnock Lifetime Products and Lightning Powder.

         Businesses acquired are included in consolidated results from the date of acquisition. Pro forma results of the 2000 acquisitions are not presented as they would not differ by a material amount from actual results. The following unaudited pro forma consolidated results are presented to show the results on a pro forma basis as if the 2001 acquisitions had been made as of the January 1, 2000 and January 1, 2001;

                                                    2000             2001
                                                -------------   ---------------
                                                   (IN THOUSANDS, EXCEPT PER
                                                         SHARE DATA)

Revenues                                          $333,375         $370,842
Net income                                         $14,325           $6,453
Basic earnings per share                             $0.61           $ 0.26
Diluted earnings per share                           $0.59           $ 0.25
Weighted average shares - basic                     23,639           24,579
Weighted average shares - diluted                   24,365           25,415

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    INVENTORIES

         The components of inventory as of December 31, 2000 and 2001 are as follows:

                                                 2000                  2001
                                             ------------          ------------

                                                       (IN THOUSANDS)
Raw materials                                    $13,756              $28,796
Work-in-process                                    1,999               13,136
Finished goods                                     7,920                9,962
                                             ------------          -------------
                                                 $23,675               51,894
                                             ============          =============


4.    PROPERTY AND EQUIPMENT

         Property and equipment as of December 31, 2000 and 2001 are summarized as follows:

                                                 2000                 2001
                                             -------------         ----------

                                                       (IN THOUSANDS)
Land                                               $3,312             $3,995
Buildings and improvements                         10,394             17,523
Machinery and equipment                            21,030             39,235
                                             -------------       ------------
Total                                              34,736             60,753
Accumulated Depreciation                         (10,146)           (14,691)
                                             -------------       ------------
                                                 $ 24,590           $ 46,062
                                             =============       ============

         Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was approximately $2,107,000, $3,162,000, and $5,002,000 respectively. In the statement of operations for the years ended December 31, 1999, 2000 and 2001, depreciation expense has been reduced by $130,000, $130,000 and $130,000, respectively for the amortization of the proceeds received under an economic development grant received from the Department of Housing and Urban Development

5.    ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILTIES

         Accounts payable, accrued expenses and other current liabilities as of December 31, 2000 and 2001 are summarized as follows:

                                                         2000            2001
                                                      ----------      ---------

                                                            (IN THOUSANDS)
Trade and other payables                                 $4,432        $24,136
Accrued expenses                                          6,914         17,040
Additional purchase price for acquisition earnouts        3,000              -
Deferred consideration for acquisitions                   1,550            525
Customer deposits                                             -          7,002
Other                                                     2,451          5,250
                                                      ----------      ---------
                                                        $18,347        $53,953
                                                      ==========      =========

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       DEBT

                                                                                              2000              2001
                                                                                          ------------      ------------
                                                                                                 (IN THOUSANDS)

Credit facility (a)                                                                          $ 32,981                 -

Ontario Industrial Development Authority Variable Rate Demand Industrial
   Development Revenue Bonds, Series 1989 payable in annual installments of $200                3,300             3,000
   to $300, through August 1, 2014, with interest paid monthly at varying rates
Economic Development Revenue Bonds, payable in scheduled installments through
  September 2016, with a variable interest rate approximating 85% of the bond equivalent yield of the 13 week U.S. Treasury bills (not to exceed 12%) which
  approximated 2.75% at December 31, 2001.                                                          -             1,150
Note payable for purchase of business, discounted at 8.5%, requiring varying
  principal payments through June 30, 2003                                                        548               153
Note payable for purchase of software, payable in annual installments of $125,
  with a fixed interest rate of 8.0%                                                              350               350
Note to former officer payable in monthly principal and interest installments
  of $7 through  December 31, 2009 with an imputed interest rate of 9.25%                         469               438
Notes payable for purchase of training buildings, requiring varying principal
  payments through 2007, with interest rates ranging from 7.50% to 12.22%                                           121
Notes payable, with interest rates ranging from 16% to 18%, payable in scheduled
  installments through 2005.                                                                                         72
Minimum guaranteed royalty to former officer payable in monthly principal and interest installments of $4 through August 2005, with an imputed interest
  rate of 9.2%                                                                                    188               152
Minimum guaranteed royalty to former officer payable in monthly principal and interest installments of $36 through April 2005, with an imputed interest
  rate of 7.35%                                                                                 1,524             1,259
                                                                                          ------------      ------------
                                                                                              $39,360            $6,695
Less current portion                                                                           (1,072)           (2,055)
                                                                                          ------------      ------------
                                                                                             $ 38,288           $ 4,640
                                                                                          ============      ============

            Credit Facility (a) - On August 22, 2001, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with Bank of America, Canadian Imperial Bank of Commerce, First Union National Bank, Suntrust Bank, Republic Bank, Keybank National Association, and ING (U.S.) Capital LLC. Pursuant to the Credit Agreement, the lenders established a $120,000,000 line of credit for our benefit expiring on February 12, 2004. The Credit Agreement, among other things, provides for (i) total maximum borrowings of $120,000,000 and (ii) the capability for borrowings in foreign currencies. All borrowings under the Credit Agreement bear interest at either (i) a base rate, plus an applicable margin ranging from .000% to .375%, depending on certain conditions,
(ii) a eurodollar rate, plus an applicable margin ranging from 1.125% to 1.875%, depending on certain conditions, or (iii) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125% to 1.875%, depending on certain conditions. In addition, the Credit Agreement includes both negative and affirmative covenants customary for a credit facility of this nature, such as a limitation on capital expenditures, foreign indebtedness, minimum fixed charge coverage and a restriction against paying dividends.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Credit Agreement also provides that Bank of America will make swing-line loans to us of up to $5,000,000 for working capital purposes and will issue letters of credit on our behalf of up to $20,000,000. As of December 31, 2001, we had no outstanding borrowings under our Credit Facility, and Bank of America had issued $15.0 million in letters of credit on our behalf under the Credit Agreement. All indebtedness under the Credit Agreement will mature on February 12, 2004. We had approximately $4.6 million in other long-term debt, net of current portion, consisting primarily of $3 million in industrial development revenue bonds.

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

Maturities of long-term debt are as follows:

                 YEAR ENDED                         (IN THOUSANDS)

              2002                                           $2,055
              2003                                             $891
              2004                                             $923
              2005                                             $447
              2006                                             $269
              Thereafter                                     $2,110
                                              ----------------------
                                                             $6,695

         The Company's subsidiary Defense Systems Limited maintains a $2 million overdraft facility with a variable interest rate requiring monthly interest payments. This overdraft facility expires February 28, 2002. The overdraft facility had an outstanding balance of approximately $1.2 and $0 million for the years ended December 31, 2000 and 2001, respectively.


7. INTEGRATION AND OTHER NON-RECURRING CHARGES

      As a result of its acquisition program, the Company incurred integration and other non-recurring charges of approximately $2.7 million, $3.3 million and $4.1 million for the years ending December 31, 1999, 2000 and 2001, respectively. These costs related to the relocation of assets and personnel, severance costs, systems integration, domestic and international tax restructuring as well as integrating the sales and marketing functions for the companies acquired during the period.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  COMMITMENTS AND CONTINGENCIES

      EMPLOYMENT CONTRACTS -- The Company is party to several employment contracts at year ending December 31, 2001 with certain members of management. Such contracts are for varying periods and include restrictions on competition after termination. These agreements provide for salaries, bonuses and other benefits and also specify and delineate the granting of various stock options.

      LEGAL/LITIGATION MATTERS - On January 16, 1998, our ArmorGroup Services division ceased operations in the country of Angola. The cessation of operations in Angola was dictated by that government's decision to deport all of our expatriate management and supervisors. As a result of the cessation of operations in Angola, our Armor Group Services division is involved in various disputes with SHRM S.A.("SHRM"), its minority joint venture partner relating to the Angolan business. On March 6, 1998, SIA (a subsidiary of SHRM) filed a complaint against Defense Systems France, SA ("DSF") before the Commercial Court of Nanterre (Tribunal de Commerce de Nanterre) seeking to be paid an amount of $577,286 corresponding to an alleged debt of DSIA to SIA. On, June 27, 2000, the judge of the Paris Commercial Court ruled SHRM did not provide evidence required to establish its standing and the proceedings brought by SHRM were cancelled. On October 3, 2000, a winding up petition was served by DSF against DSIA. On October 31, 2000, SHRM filed a counterclaim seeking to have this winding up petition dismissed. On November 28, 2000, SHRM appealed the judgement rendered by the Paris Commercial Court on June 27, 2000 claiming that the Paris Commercial Court no longer has jurisdiction over the case. On September 18, 2001, the Paris Commercial Court stayed the proceeding pending the outcome of the appeal. A hearing with the Court of Appeal on the standing of SHRM and on the merits is scheduled for October 24, 2002, briefs for which are due September 6, 2002. The Commercial Court of Nanterre has stayed the proceedings before it, pending the decisions of the Court of Appeal and the Paris Commercial Court.

      On March 22, 2002, O'Gara-Hess & Eisenhardt Armoring Company (OHEAC), a subsidiary of the Company, received a subpoena duces tecum under the Civil False Claims Act. The subpoena requests documents and information for the period October 1, 1999 through March 1, 2001 but does not state the nature of the investigation or that there has been any allegation of wrong-doing by OHEAC. OHEAC is complying with the document request. To the extent that there may be any liability, we believe that we are entitled to indemnification from Kroll, Inc. under our purchase agreement pursuant to which we acquired OHEAC.

      SETTLEMENTS -- In November of 2000, without either admitting or denying the accusations, the Company settled its lawsuit with Second Chance Body Armor, Inc. and other lawsuits for approximately $2.0 million, including legal costs. The dispute that led to the Second Chance Body Armor lawsuit filed in 1994 related to allegations of trademark infringement that were purported to have occurred during the period 1984 to 1994.

      OTHER -- In addition to the above, the Company, in the normal course of business, is subjected to claims and litigation in the areas of product and general liability. Management believes it has adequate insurance coverage in the areas of product and general liability. Management does not believe any of such claims will have a material impact on the Company's financial statements.


9.   OTHER INCOME


         On May 31, 2000, the Company sold its investment in JSGS which is Jardine Securicor Gurkha Services Limited for a pre-tax gain of approximately $1.7 million included in other income.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  RESTRUCTURING CHARGE

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

         As a result of the restructuring plan, the Company recorded a pre-tax charge of $10.3 million. As of December 31, 2001, the Company had a remaining liability of $354,000 relating to lease termination and other exit costs after fourth quarter utilization of reserves for employee termination costs ($298,000) and lease related costs ($28,000). The remaining liability has been classified in accrued expenses and other current liabilities on the consolidated balance sheet. A summary of the restructuring charges and the remaining accrual follows:


                                                                Lease                           Asset
                                            Employee         Termination                       Removal
                                          Termination         and Other         Asset         & Related
                                             Costs           Closing Costs    Impairment        Costs           Total
                                        --------------     ----------------  -------------   -------------  -------------
Additions                                  $ 531,000              541,000       $ 291,000     $ 7,337,000    $ 8,700,000
Utilization                                 (531,000)             (85,000)       (291,000)     (7,337,000)    (8,244,000)
                                        --------------     ----------------  -------------   -------------  -------------
Balance at March 31, 2001                  $       -        $     456,000       $       -     $         -    $   456,000

Additions                                    844,000              415,000       $       -     $         -    $ 1,259,000
Utilization                                 (275,000)            (143,000)              -               -       (418,000)
                                        --------------     ----------------  -------------   -------------  -------------
Balance at June 30, 2001                   $ 569,000        $     728,000       $       -     $         -    $ 1,297,000

Additions                                  $       -        $           -       $       -     $         -    $         -
Utilization
                                            (569,000)            (346,000)              -               -       (915,000)
                                        ----------------------------------------------------------------------------------
Balance at September 30, 2001              $       -        $     382,000       $       -     $         -    $   382,000

Additions                                  $ 298,000        $           -       $       -     $         -    $   298,000
Utilization                                 (298,000)             (28,000)              -                       (326,000)
                                        --------------     ----------------  -------------   -------------  -------------
BALANCE AT DECEMBER 31, 2001               $       -        $     354,000       $       -     $          -   $   354,000
                                        ==============     ================  =============   =============  ==============

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

         The Company is a leading manufacturer and provider of security products, vehicle armor systems and security risk management services. The Company's products and services are used by military, law enforcement, security and corrections personnel throughout the world, as well as governmental agencies, multinational corporations and non-governmental organizations. The Company is organized and operated under three business segments: Armor Holdings Products; Armor Mobile Security; and ArmorGroup.

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

         ArmorGroup. The Services division provides a broad range of sophisticated security risk management solutions to multinational corporations in diverse industries such as natural resources, financial services and consumer products, and to governmental and non-governmental agencies such as the U.S. Departments of State and Defense, the United Nations and CARE International. Services provided include security planning, advice and management, security systems integration, intellectual property asset protection, due diligence investigations and training programs in counterintelligence, counter-surveillance, advanced driving techniques, computer forensics and ballistics.

         The Company has invested substantial resources outside of the United States and plans to continue to do so in the future. Significant operations of ArmorGroup Services division are conducted in certain emerging markets in Africa, Asia and South America, while the Armor Mobile Security division has invested substantial resources in Europe and South America. These operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, currency risks, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic,

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


political and social conditions. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector. Government actions in the future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on the Company and its operating companies. The Company does not have political risk insurance in the countries in which it currently conducts business. Moreover, applicable agreements relating to the Company's interests in it operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for the Company to enforce its rights. Accordingly, the Company may have little or no recourse upon the occurrence of any of these developments.


      Revenues, income (loss) from operations and total assets for each of the Company's segments are as follows:

                                                           1999            2000            2001
                                                       --------------  -------------  ----------------
                                                                       (IN THOUSANDS)
Revenues:
     Products                                               $ 96,706        $135,343         $142,675
     Mobile Security                                               -               -           47,232
     Services                                                 59,958          85,612          102,121
                                                       --------------  -------------- ----------------
      Total revenues                                        $156,664        $220,955         $292,028
                                                       ==============  ============== ================
Income (loss) from operations:
     Products                                               $ 18,054         $26,639          $25,618
     Mobile Security                                               -               -            6,673
     Services                                                  5,274           5,943          (6,886)
     Corporate                                               (2,928)         (6,098)          (5,873)
                                                       --------------  --------------  ---------------
      Total income from operations                           $20,400         $26,483          $19,532
                                                       ==============  ============== ================
Total assets:
     Products                                               $103,092       $ 128,000         $144,925
     Mobile Security                                               -               -          102,127
     Services                                                 65,134          88,361           78,512
     Corporate                                                10,696           9,596           62,493
                                                       --------------  --------------  ---------------
      Total assets                                          $178,922        $225,957         $388,057
                                                       ==============  ==============  ===============


                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The following financial information with respect to revenues and operating income before amortization expense, equity in earnings of investee, restructuring charges and integration expenses for principal geographic areas for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                                            1999            2000            2001
                                                        --------------  -------------  ---------------
                                                                       (IN THOUSANDS)
Revenues:
     North America                                            $94,847       $144,966         $170,433
     South America                                             16,246         17,941           31,468
     Africa                                                    17,987         18,153           21,968
     Europe/Asia                                               27,584         36,869           68,159
     Other                                                          -          3,026                -
                                                        --------------  -------------  ---------------
                                                             $156,664       $220,955         $292,028
                                                        ==============  =============  ===============

Income before amortization expense, equity in
earnings of investee, restructuring charges
and integration expense:
     North America                                            $16,938       $ 23,753          $24,053
     South America                                              2,855          3,223            3,212
     Africa                                                     2,645          5,124            2,290
     Europe/Asia                                                2,815            288            7,967
     Other                                                          -            727                -
                                                        --------------  -------------  ---------------
                                                              $25,253       $ 33,115          $37,522
                                                        ==============  =============  ===============

Total assets:
     North America                                           $142,375       $163,047         $304,450
     South America                                              5,673          6,974           15,144
     Africa                                                     3,001         14,447           15,714
     Europe/Asia                                               27,873         41,489           52,749
                                                        --------------  -------------  ---------------
                                                             $178,922       $225,957         $388,057
                                                        ==============  =============  ===============

A reconciliation of total consolidated geographic operating income before amortization expense, equity in earnings of investee, restructuring charges and integration expense to consolidated operating income follows:

                                                            1999            2000            2001
                                                        --------------  -------------  ------------
                                                                       (IN THOUSANDS)
Total geographic operating income before
amortization expense, equity in
earnings of investee, restructuring
charges and integration expense:                              $25,253        $33,115      $37,522
Restructuring and related charges                                                         (10,257)
Amortization                                                  (2,463)        (3,429)       (3,661)
Equity in earnings of investee                                    179             87             -
Integration and other non-recurring charges
                                                              (2,569)        (3,290)       (4,072)
                                                        --------------  -------------  ------------
          Operating income                                    $20,400        $26,483      $19,532
                                                        ==============  =============  ============

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      INCOME TAXES

      Income tax expense (benefit) for the years ended December 31, 1999, December 31, 2000, and 2001 consisted of the following:

                                                  1999             2000              2001
                                              -------------     ------------     ------------
                                                               (IN THOUSANDS)
Current
  Domestic                                         $ 6,059           $8,270        $ 5,913
  Foreign                                            1,458              782          2,552
                                              -------------     ------------     ------------
   Total current                                   $ 7,517           $9,052          8,465
                                              -------------     ------------     ------------
Deferred
  Domestic                                         $   597              676         (1,163)
  Foreign                                             (111)            (386)        (1,605)
                                              -------------     ------------     ------------
     Total deferred                                $   486           $  290         (2,768)
                                              -------------     ------------     ------------
     Total provision for Income Taxes              $ 8,003           $9,342        $ 5,697
                                              -------------     ------------     ------------

       Significant components of the Company's net deferred tax asset as of December 31, 2000 and 2001 are as follows:

                                                                       2000                2001
                                                                   --------------     ---------------
                                                                            (IN THOUSANDS)
Deferred tax assets:
     Reserves not currently deductible                                    $1,383              $2,028
     Operating loss carryforwards                                          3,263               5,517
     Research and development and other                                      426                 222
     Tax on unremitted foreign earnings                                       -                1,619
                                                                  --------------     ---------------
                                                                           5,072               9,386
Deferred tax asset valuation allowance                                      (75)                 (75)
                                                                   --------------     ---------------
Deferred tax asset, net of valuation allowance                           $ 4,997              $9,311

Deferred tax liability:
     Goodwill not amortized for financial statement
        purposes  deducted under SFAS 142                                      -                (239)
     Property and equipment                                                 (630)               (318)
                                                                   --------------     ---------------
Net deferred tax asset                                                   $ 4,367              $8,754
                                                                   ==============     ===============

         Effective with the change in control of the Company by Kanders Florida Holdings, Inc. on January 18, 1996, the utilization of the United States portion of the NOL became restricted to approximately $300,000 per year. As of December 31, 2001, the Company had U.S. and foreign NOLs of approximately $15.8 million. The U.S. portion of the net NOLs expire in varying amounts in fiscal years 2006 to 2019. At December 31, 2001, the Company also has tax credits of $222,000 subject to certain limitations due to the acquisition of Safariland, LTD. These credits will expire in varying amounts in fiscal years to 2019.

      The realization of deferred tax assets may be based on the utilization of carrybacks to prior taxable periods, the anticipation of future taxable income and the utilization of tax planning strategies. Management has determined that it is more likely than not that the deferred tax assets can be supported by carrybacks to federal taxable income in the federal carryback period and by expected future taxable income.

      US taxes have not been provided for on unremitted foreign earnings of approximately $14 million. These earnings are considered to be permanently reinvested in non-US operations. The company is not permanently reinvested in some jurisdictions and has established a deferred tax asset of $1,619,000.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Net deferred tax assets described above have been included in the accompanying consolidated balance sheets as follows:

                                       2000             2001
                                   --------------    -----------
Other current assets                      $1,620         $2,028
Other assets                               2,747          6,726
                                   --------------    -----------
Total deferred tax assets                 $4,367         $8,754
                                   ==============    ===========


      The following reconciles the income tax expense computed at the Federal statutory income tax rate to the provision for income taxes recorded in the income statement for the years ended December 31, 1999, 2000 and 2001:

                                                                  1999         2000         2001
                                                                ----------   ----------  -----------
Provision for income taxes at statutory Federal rate                35.0%        35.0%        35.0%
State and local income taxes, net of Federal benefit                 1.6%         1.3%         4.8%
Foreign income taxes                                                 0.8%       (4.2%)         3.3%
Other permanent items                                                0.4%         3.3%       (7.1%)
                                                                ----------   ----------  -----------
                                                                    37.8%        35.4%        36.0%
                                                                ==========   ==========  ===========


13.      STOCKHOLDERS' EQUITY

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

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         During 1998, the Company implemented a new non-qualified stock option plan. Pursuant to the new plan, 725,000 shares of common stock were reserved and made available for distribution. On January 1, 1999, the Company distributed all 725,000 shares allocated under the plan. In 1999, the Company implemented the 1999 Stock Incentive Plan (the "1999 Plan"). The Company reserved 2,000,000 shares of its Common Stock for the 1999 Plan. The 1999 Plan provides for the granting of options to employees, officers, directors, consultants, independent contractors and advisors of the Company. The option prices of stock which may be purchased under the 1999 Plan are not less than the fair market value of common stock on the dates of the grants.

      SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation costs is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

         If compensation cost for stock option grants had been determined based on the fair value on the grant dates for 1999, 2000 and 2001 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                    1999           2000          2001
                                                -------------- -------------  ------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings                     As reported          $13,196       $17,048       $10,128
                                 Pro forma            $11,375       $16,245        $7,693
Diluted earnings per share       As reported            $0.61         $0.73         $0.41
                                 Pro Forma              $0.52         $0.70         $0.31

      Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1999, 2000 and 2001:

                                   1999           2000           2001
                                -----------     ----------     ---------
Expected life of option              3 yrs          4 yrs         4 yrs
Dividend yield                          0%             0%            0%
Volatility                           35.8%          30.9%         44.7%
Risk free interest rate              5.76%          5.76%         4.52%

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The increase in volatility in from fiscal 2000 to fiscal 2001 is primarily due to the increase demand for the stock which drove up the price and increase the volatility.


      The weighted average fair value of options granted during 1999, 2000 and 2001 are as follows:

                                                       1999             2000           2001
                                                   --------------    -----------   -------------
                                                 (IN THOUSANDS, EXCEPT FOR FAIR VALUE OF OPTIONS)
Fair value of each option granted                      $ 3.48         $ 4.79          $ 6.17
Total number of options granted                         1,871            185             892
Total fair value of all options granted                $6,511           $886          $5,501

         Outstanding options, consisting of ten-year incentive and non-qualified stock options, vest and become exercisable over a three-year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable ten-year period.


         A summary of the status of stock option grants as of December 31, 2001 and changes during the years ending on those dates is presented below:

                                                                            WEIGHTED
                                                                             AVERAGE
                                                       OPTIONS           EXERCISE PRICE
                                                     --------------   --------------------
     Outstanding at December 31, 1998                    2,077,201          $6.46
     Granted                                             1,871,000         $11.14
     Exercised                                           (298,277)          $3.65
     Forfeited                                           (104,666)          $9.54
                                                     --------------

     Outstanding at December 31, 1999                    3,545,258          $9.21
     Granted                                               185,000         $14.37
     Exercised                                           (333,075)          $4.57
     Forfeited                                           (102,344)         $10.98
                                                     --------------

     Outstanding at December 31, 2000                    3,294,839          $9.91
     Granted                                               892,159         $15.24
     Exercised                                         (1,173,227)          $9.37
     Forfeited                                            (29,737)         $15.51
                                                     --------------

     Outstanding at December 31, 2001                    2,984,034         $11.60
                                                     ==============

     Options exercisable at December 31, 2001            1,700,738          $9.78
                                                     ==============

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about stock options outstanding at December 31, 2001:


                              12/31/2001                          REMAINING
                                OPTIONS             OPTIONS        LIFE IN
EXERCISE PRICE RANGE          OUTSTANDING         EXERCISABLE       YEARS
--------------------          -----------         -----------       -----
   0.97 - 3.75                      263,595             263,595       4.0
   6.75 - 9.94                      346,769             285,141       6.1
   10.00 - 10.56                    208,502             173,999       6.7
   11.00 - 11.88                    803,873             634,539       6.8
   12.00 - 12.85                    178,868             107,200       6.9
   13.13 - 13.75                    269,668             152,331       7.7
   14.17 - 14.83                    399,759              78,600       9.5
   15.05 - 15.50                    303,500                   -       9.6
   16.31 - 16.50                     76,000               2,000       9.0
   17.00 - 17.54                    133,500               3,333       9.3
                             --------------     ---------------
Total                             2,984,034           1,700,738


Remaining non-exercisable options as of December 31, 2001 become exercisable as follows:

                2002                                         703,845
                2003                                         310,052
                2004                                         269,399

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      EARNINGS PER SHARE -- The following details the earnings per share computations on a basic and diluted basis for the years ended December 31, 1999, 2000 and 2001:

                                                                             1999           2000            2001
                                                                          ----------     ----------      ----------
                                                                            (in thousands, except per share data)
Numerator for basic and diluted earnings per share:
  Net income available to common shareholders                               $13,196       $17,048          $10,128
Denominator:
    Basic earnings per share weighted average shares outstanding             21,006        22,630           23,932
  Effect of dilutive securities:
    Effect of shares issuable under stock option and stock grant
    plans, based on the treasury stock method                                   696           726              836
                                                                          ----------     --------         --------
Diluted earnings per share
  Adjusted weighted-average shares outstanding                               21,702        23,356           24,768
Basic earnings per share                                                     $ 0.63         $0.75            $0.42
Diluted earnings per share                                                   $ 0.61         $0.73            $0.41

14. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                             1999           2000        2001
                                                          ----------    ----------   ----------
                                                                      (in thousands)
Cash paid (received) during the year for :
   Interest                                                    $993      $ 1,809        $ 4,019
                                                          ==========    ==========   ==========
   Income taxes                                              $8,418      $ 8,935        $ 4,168
                                                          ==========    ==========   ==========

                                                             1999           2000         2001
                                                          ----------    ----------   -----------
                                                                      (in thousands)
Acquisitions of businesses, net of cash acquired:
   Fair value of assets acquired                             $20,476      $ 6,142      $ 62,767
   Goodwill                                                   50,859       24,100        37,578
   Liabilities assumed                                      (17,220)       (8,560)      (37,234)
   Stock issued                                             (17,438)       (2,439)      (19,604)
                                                          ----------  -----------    -----------
   Total cash paid                                          $ 36,677      $19,243       $43,507
                                                          ==========  ===========    ===========

   Debt assumed in acquisition of property                  $      -      $ 3,500       $     -
   Note payable issued for equipment                        $      -      $   500             -

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. QUARTERLY RESULTS (UNAUDITED)

   The following table presents summarized unaudited quarterly results of operations for the Company for fiscal 2000 and 2001. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.


                                                           FISCAL 2000
                                  --------------------------------------------------------------
                                      FIRST           SECOND          THIRD           FOURTH
                                     QUARTER         QUARTER         QUARTER         QUARTER
                                  --------------   -------------   ------------    -------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue                                 $49,866         $55,467        $57,118          $58,504
Gross profit                            $18,758         $21,110        $21,773          $21,815
Net income                               $4,080          $5,536          2,460            4,972
Basic earnings per share                  $0.18           $0.25          $0.11            $0.22
Diluted earnings per share                $0.17           $0.24          $0.11            $0.21


                                                            FISCAL 2001
                                   --------------------------------------------------------------
                                       FIRST           SECOND          THIRD           FOURTH
                                      QUARTER         QUARTER         QUARTER         QUARTER
                                   --------------   -------------   ------------    -------------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue                                  $50,874         $62,056        $73,746         $105,352
Gross profit                             $19,574         $23,649        $24,890          $32,564
Net income (loss)                       $(3,395)          $4,298         $3,823           $5,403
Basic earnings per share                 $(0.15)           $0.19          $0.16            $0.21
Diluted earnings per share               $(0.15)           $0.18          $0.16            $0.20

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  EMPLOYEE BENEFITS PLAN

      In October 1997, the Company formed a 401(k) plan, (the "Plan") which provides for voluntary contributions by employees and allows for a discretionary contribution by the Company in the form of cash. The Company made a contribution of approximately $272,700 to the Plan in 2001. The contributions in 2000 were $243,000. There were no such contributions in 1999.

17.  RELATED PARTY TRANSACTIONS

      The Company subcontracts for certain security guard services with Alpha, Inc., wholly owned by a shareholder of the Company, who is also a director of Gorandel Trading Limited. In fiscal 1999 and 2000, security guard service fees of approximately $3,392,000 and $2,444,000, respectively, were paid to Alpha. In August of 2000, the Company acquired Alpha. The purchase price was approximately $1.0 million in cash consisting of both a current and deferred portion. In fiscal 2001, the Company paid $400,000 of the deferred portion of the purchase price.

      On January 1, 1999 the Company entered into an agreement with Kanders & Company, Inc. to provide investment banking and financial advisory services to the Company. The specific details of such services and compensation to be paid to Kanders & Co. will be determined by the parties on a case by case basis. Warren B. Kanders, Chairman of the Board of the Company, is the sole stockholder of Kanders & Company, Inc. In Fiscal 2001, Kanders & Company, Inc. received $750,000 for investment banking services provided to the Company in the acquisition of O'Gara Hess & Eisenhardt.

18. OPERATING LEASES

      The Company is party to certain real estate, equipment and vehicle leases. Several leases include options for renewal and escalation clauses. In most cases, management expects that in the normal course of business leases will be renewed or replaced by other leases. Approximate total future minimum annual lease payments under all noncancelable leases are as follows:

   YEAR                       (In Thousands)
   -------------            -----------------
   2002                                $2,252
   2003                                 1,439
   2004                                 1,117
   2005                                   593
   2006                                   337
   Thereafter                             758
                             -----------------
                                        $6,496
                             =================


     The Company incurred rent expense of approximately $1,152,000, $1,523,700, and $2,126,400 during the years ended December 31, 1999, December 31, 2000 and December 31, 2001.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ARMOR HOLDINGS, INC.

                                            /s/ Jonathan M. Spiller
                                            ------------------------------------
                                            Jonathan M. Spiller
                                            President, Chief Executive Officer
                                            and Director
                                            Dated: March 29, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Jonathan M. Spiller                     /s/ Warren B. Kanders
- ----------------------------------        ----------------------------------
Jonathan M. Spiller                         Warren B. Kanders
President and Chief Executive               Chairman of the Board of Directors
Officer and Director                        March 29, 2002
Principal Executive Officer
March 29, 2002



/s/ Robert R. Schiller                      /s/ Nicholas Sokolow
-----------------------------------         ----------------------------------
Robert R. Schiller                          Nicholas Sokolow
Executive Vice President                    Director
and Chief Financial Officer                 March 29, 2002
March 29, 2002



/s/ Burtt R. Ehrlich                        /s/ Thomas W. Strauss
-----------------------------------         ----------------------------------
Burtt R. Ehrlich                            Thomas W. Strauss
Director                                    Director
March 29, 2002                              March 29, 2002



/s/ Alair A. Townsend                       /s/ Stephen B. Salzman
-----------------------------------         ----------------------------------
Alair A. Townsend                           Stephen B. Salzman
Director                                    Director
March 29, 2002                              March 29, 2002