Form 10-Q
period 2002-03-31
ARMOR HOLDINGS INC
filed 2002-05-13
CIK 845752

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

                FOR THE QUARTERLY PERIOD ENDED March 31, 2002, or
                                               --------------

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

       ------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of May 9, 2002 is 31,209,005.

                              ARMOR HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX


                                                                            Page

PART I  - FINANCIAL INFORMATION

        ITEM 1.    FINANCIAL STATEMENTS.....................................   4

        ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........  17

        ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK......................................  23

PART II - OTHER INFORMATION.................................................

        ITEM 1.    LEGAL PROCEEDINGS........................................  25

        ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.........................  25

SIGNATURES                                                                    26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all intercompany items and transactions) which management considers necessary for a fair presentation of operating results as of March 31, 2002 and for the three-month periods ended March 31, 2002 and March 31, 2001.

     These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                               MARCH 31, 2002               DECEMBER 31, 2001
                                                                          --------------------------     -------------------------
                                                                                 (UNAUDITED)                                   *
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                  $    43,449                  $      53,719
    Accounts receivable (net of allowance for
      doubtful accounts of $2,650 and $2,609)                                       78,918                         74,159
    Costs and earned gross profit in excess of billings                              2,851                          5,451
    Inventories                                                                     55,812                         51,894
    Prepaid expenses and other current assets                                       19,220                         14,898
                                                                          --------------------------     -------------------------

        Total current assets                                                       200,250                        200,121

PROPERTY, PLANT AND EQUIPMENT (net
  of accumulated depreciation of $16,224 and
  $14,691)                                                                          45,265                         46,062

GOODWILL (net of accumulated amortization
  of $8,871 and $8,879)                                                            123,650                        123,673


PATENTS, LICENSES AND TRADEMARKS
 (net of accumulated amortization of $2,036 and $1,930)                              6,642                          6,717

OTHER ASSETS                                                                        10,417                         11,484
                                                                          --------------------------     -------------------------



TOTAL ASSETS                                                                    $  386,224                  $     388,057
                                                                          ==========================     =========================

                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                               MARCH 31, 2002           DECEMBER 31, 2001
                                                                            ----------------------   -------------------------
                                                                                 (UNAUDITED)                    *
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                             $    2,044               $    2,055
    Short-term debt                                                                    2,761                    1,390
    Accounts payable                                                                  18,295                   24,136
    Accrued expenses and other current liabilities                                    24,765                   29,817
    Income taxes payable                                                                 457                        -
                                                                            ----------------------   -------------------------

        Total current liabilities                                                     48,322                   57,398

LONG-TERM DEBT, less current portion                                                   5,443                    4,640
                                                                            ----------------------   -------------------------

   Total liabilities                                                                  53,765                   62,038

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
    authorized; no shares issued and outstanding                                           -                        -
   Common stock, $.01 par value; 50,000,000 shares
         authorized; 33,270,114 and 33,065,904 issued
         and 31,044,229 and 30,857,019 outstanding at
         March 31, 2002 and December 31, 2001,
         respectively                                                                    333                      331
    Additional paid-in capital                                                       303,011                  301,995
    Retained earnings                                                                 57,703                   51,745
    Accumulated other comprehensive loss                                              (4,678)                  (4,473)
    Treasury stock                                                                   (23,910)                 (23,579)
                                                                            ----------------------   -------------------------
       Total stockholders' equity                                                    332,459                  326,019
                                                                            ----------------------   -------------------------


TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                                        $   386,224              $   388,057
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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  THREE MONTHS ENDED
                                                                                       -----------------------------------------
                                                                                            MARCH 31, 2002       MARCH 31, 2001
                                                                                       -------------------- --------------------
REVENUES:
  Products                                                                                      $ 35,388               $ 28,813
  Mobile Security                                                                                 30,659                      -
  Services                                                                                        27,824                 22,061
                                                                                       -------------------- --------------------
  Total Revenues                                                                                  93,871                 50,874
                                                                                       -------------------- --------------------

COSTS AND EXPENSES:
  Cost of sales                                                                                   64,833                 31,300
  Operating expenses                                                                              17,927                 13,544
  Amortization                                                                                       119                    890
  Restructuring and related charges                                                                    -                  8,700
  Integration and other non-recurring charges                                                      1,692                    474
                                                                                       -------------------- --------------------

OPERATING INCOME (LOSS)                                                                            9,300                (4,034)

  Interest expense, net                                                                               95                    670
  Other income, net                                                                                (104)                  (236)
                                                                                       -------------------- --------------------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
FOR INCOME TAXES                                                                                   9,309                (4,468)

PROVISION (BENEFIT) FOR INCOME TAXES                                                               3,351                (1,073)
                                                                                       -------------------- --------------------
NET INCOME (LOSS)                                                                                 $5,958              $ (3,395)
                                                                                       ==================== ====================

BASIC EARNINGS PER SHARE                                                                          $ 0.19               $ (0.15)
                                                                                       ==================== ====================
DILUTED EARNINGS PER SHARE                                                                        $ 0.19               $ (0.15)
                                                                                       ==================== ====================

WEIGHTED AVERAGE SHARES - BASIC                                                                   31,030                 22,861
                                                                                       ==================== ====================

WEIGHTED AVERAGE SHARES - DILUTED                                                                 31,986                 23,650
                                                                                       ==================== ====================

           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ARMOR HOLDINGS, INC. AND SUBSIDIARIES  (UNAUDITED)
(IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31, 2002            MARCH 31, 2001
                                                                               -----------------------   ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                 $     5,958              $     (3,395)
  Adjustments to reconcile net income (loss) to cash used
       in operating activities:
     Depreciation and amortization                                                        1,982                     1,595
     Loss on disposal of fixed assets                                                       215                         -
     Non-cash restructuring charges, primarily write-off of goodwill                          -                     8,084
     Deferred income taxes                                                                1,038                    (2,740)
  Changes in operating assets and liabilities, net of acquisitions:
      Increase in accounts receivable                                                    (2,159)                   (1,692)
      Increase in inventories                                                            (3,918)                   (6,190)
      Increase in prepaid expenses and other assets                                      (4,405)                   (2,668)
      (Decrease) increase in accounts payable, accrued
         expenses and other current liabilities                                          (9,791)                    1,661
      Increase (decrease) in income taxes payable                                           457                      (206)
                                                                               -----------------------   ------------------------
      Net cash used in operating activities                                             (10,623)                   (5,551)
                                                                               -----------------------   ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of patents and trademarks                                                       (20)                        -
   Purchase of property and equipment                                                    (1,192)                   (1,637)
   Additional consideration for purchased businesses                                       (863)                        -
   Proceeds from sale of equity securities                                                    -                       843
                                                                               -----------------------   ------------------------
   Net cash used in investing activities                                                 (2,075)                     (794)
                                                                               -----------------------   ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options                                            1,105                     1,485
   Repurchases of treasury stock                                                           (331)                        -
   Cash paid for stock offering costs                                                      (326)                        -
   Repayments under long-term debt                                                         (258)                        -
   Borrowings under line of credit                                                        6,100                     8,865
   Repayments under line of credit                                                       (3,679)                   (9,108)
                                                                               -----------------------   ------------------------
   Net cash provided by financing activities                                              2,611                     1,242

   Effect of exchange rate changes on cash and cash equivalents                            (183)                     (403)
                                                                               -----------------------   ------------------------
   NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (10,270)                   (5,506)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        53,719                     7,257
                                                                               -----------------------   ------------------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $    43,449               $     1,751
                                                                               =======================   ========================

            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - GENERAL

     The accompanying condensed quarterly financial statements represent the consolidation of Armor Holdings, Inc. and its wholly-owned subsidiaries. These statements are unaudited and include all adjustments (consisting only of normal recurring accruals and the elimination of all intercompany items and transactions) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. They have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The results of operations for the three month period is not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - COMPREHENSIVE INCOME

     The components of comprehensive income, net of taxes of $30,000 and $217,000 for the three months ended March 31, 2002 and 2001, respectively, are listed below:

                                                                   THREE MONTHS ENDED
                                                          MARCH 31, 2002        MARCH 31, 2001
                                                        --------------------  -------------------
                                                                     (IN THOUSANDS)
Net income (loss)                                            $  5,958             $  (3,395)
Other comprehensive loss:
   Foreign currency translations, net of tax                     (205)                 (403)
                                                        --------------------  -------------------
Comprehensive income (loss):                                 $  5,753             $  (3,798)
                                                        ====================  ===================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

NOTE 3 - INVENTORIES

     The inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

                                                          MARCH 31, 2002           DECEMBER 31, 2001
                                                          --------------           -----------------
                                                                           (IN THOUSANDS)
Raw material                                                        $ 32,042                  $ 28,796
Work-in-process                                                       11,282                    13,136
Finished goods                                                        12,488                     9,962
                                                       ------------------------   -----------------------
  Total inventories                                                 $ 55,812                  $ 51,894
                                                       ========================   =======================

NOTE 4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities are summarized as follows:

                                                           MARCH 31, 2002           DECEMBER 31, 2001
                                                       ------------------------  ------------------------
                                                                        (IN THOUSANDS)
Accrued expenses and other current liabilities                        $ 19,204                  $ 22,290
Deferred consideration for acquisitions                                    525                       525
Customer deposits                                                        5,036                     7,002
                                                       ------------------------   -----------------------
                                                                      $ 24,765                  $ 29,817
                                                       ========================   =======================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


NOTE 5 - INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

     We are a leading manufacturer and provider of security products, vehicle armor systems and security risk management services. Our products and services are used by military, law enforcement, security and corrections personnel throughout the world, as well as governmental agencies, multinational corporations and non-governmental organizations. We are organized and operated under three business segments: Armor Holdings Products; Armor Mobile Security; and ArmorGroup.

     Armor Holdings Products. The Armor Holdings Products division manufactures and sells a broad range of high quality equipment marketed under brand names that are well known and respected in the military and law enforcement communities. Products manufactured by this division include body armor, tactical armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, forensic products and weapon maintenance products.

     Armor Mobile Security. The Armor Mobile Security division manufactures and installs ballistic and blast protection armoring systems for military vehicles, commercial vehicles, military aircraft and missile components. Under the brand name O'Gara-Hess & Eisenhardt ("O'Gara"), we are the sole-source provider to the U.S. military for the supply of armoring and blast protection systems as well as maintenance services for the High Mobility Multi-purpose Wheeled Vehicle (HMMWV, commonly known as the Humvee). Additionally, we have been subcontracted to develop a ballistically armored and sealed truck cab for the High Mobility Artillery Rocket System (HIMARS) currently in development for the U.S. Army. We armor a variety of commercial vehicles including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats. The Armor Mobile Security division was created in connection with our acquisition of O'Gara on August 22, 2001 (the "O'Gara acquisition"). International Training, Inc., which was part of the O'Gara acquisition, is now included in ArmorGroup.

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

     We have invested substantial resources outside of the United States and plans to continue to do so in the future. Significant operations of ArmorGroup are conducted in certain emerging markets in Africa, Asia and South America, while the Armor Mobile Security division has invested substantial resources in Europe and South America. These operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, currency risks, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector. Government actions in the

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on us and our operating companies. We do not have political risk insurance in the countries in which we currently conduct business. Moreover, applicable agreements relating to our interests in our operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for us to enforce our rights. Accordingly, we may have little or no recourse upon the occurrence of any of these developments.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


     Revenues, income (loss) from operations and total assets for each of our segments are as follows:

                                                                THREE MONTHS ENDED
                                                   MARCH 31, 2002                MARCH 31, 2001
                                              --------------------------    -------------------------
                                                                   (IN THOUSANDS)
  Revenues:
    Products                                        $  35,388                     $  28,813
    Mobile Security                                    30,659                             -
    Services                                           27,824                        22,061
                                             ===========================   ==========================
      Total revenues                                $  93,871                     $  50,874
                                             ===========================   ==========================

  Operating income:
    Products                                        $   6,404                     $   4,412
    Mobile Security                                     3,803                             -
    Services                                              632                        (7,367)
    Corporate                                          (1,539)                       (1,079)
                                             ---------------------------   --------------------------
      Total operating income (loss)                 $   9,300                     $  (4,034)
                                             ===========================   ==========================

  Total assets:
    Products                                        $ 153,406                     $  135,700
    Mobile Security                                    98,804                              -
    Services                                           80,888                         55,300
    Corporate                                          53,126                         34,588
                                             ---------------------------   --------------------------
       Total assets                                 $ 386,224                     $  225,588
                                             ===========================   ==========================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


     The following unaudited information with respect to revenues and operating income (operating income before amortization expense, equity in earnings of investee, restructuring charges and integration expense) to principal geographic areas are as follows:

                                                                             THREE MONTHS ENDED
                                                               MARCH 31, 2002                MARCH 31, 2001
                                                           ------------------------     -------------------------
                                                                              (IN THOUSANDS)
 Revenues:
    North America                                                     $ 56,759                     $ 30,437
    South America                                                        9,857                        5,701
    Africa                                                               6,450                        5,207
    Europe/Asia                                                         20,805                        9,529
                                                          -------------------------    --------------------------
       Total revenue                                                  $ 93,871                     $ 50,874
                                                          =========================    ==========================

 Geographic operating income:
    North America                                                     $  7,869                     $  4,084
    South America                                                          497                          868
    Africa                                                                 843                          608
    Europe/Asia                                                          1,902                          470
                                                          -------------------------    --------------------------
       Total geographic operating income                              $ 11,111                     $  6,030
                                                          =========================    ==========================

 Total assets:
    North America                                                     $305,491                     $167,514
    South America                                                       16,466                        7,973
    Africa                                                              16,019                       11,698
    Europe/Asia                                                         48,248                       38,403
                                                          -------------------------    --------------------------
        Total assets                                                  $386,224                     $225,588
                                                          =========================    ==========================

     A reconciliation of consolidated geographic operating income to consolidated operating income follows:

                                                                              THREE MONTHS ENDED
                                                                MARCH 31, 2002                MARCH 31, 2001
                                                            ------------------------     -------------------------
                                                                               (IN THOUSANDS)
  Consolidated geographic operating income                            $ 11,111                     $  6,030
  Amortization                                                            (119)                        (890)
  Restructuring and related charges                                          -                       (8,700)
  Integration and other non-recurring charges                           (1,692)                        (474)
                                                            ------------------------     -------------------------
  Operating income (loss)                                             $  9,300                     $ (4,034)
                                                            ========================     =========================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


NOTE 6.  EARNINGS PER SHARE

     We follow SFAS No. 128, Earnings Per Share, which requires the presentation of basic and diluted earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income:

                                                                                          THREE MONTHS ENDED
                                                                            -----------------------------------------------
                                                                               MARCH 31, 2002            MARCH 31, 2001
                                                                            ---------------------    ----------------------
                                                                                 (In thousands, except per share data)
Numerator for basic and diluted earnings per share:

Net income (loss)                                                                          $5,958                  $(3,395)
                                                                            ----------------------   -----------------------
Denominator for basic earnings per share
  Weighted average shares:                                                                 31,030                    22,861

Effect of shares issuable under stock option
  and stock grant plans, based on the
  treasury stock method                                                                       956                       789
                                                                            ----------------------   -----------------------
Denominator for diluted earnings per
  share- Adjusted weighted average shares                                                  31,986                    23,650
                                                                            ----------------------   -----------------------

Basic earnings per share                                                                   $ 0.19                  $ (0.15)
                                                                            ======================   =======================
Diluted earnings per share                                                                 $ 0.19                  $ (0.15)
                                                                            ======================   =======================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and that existing intangible assets and goodwill be evaluated for these new separation requirements. The adoption of this statement did not have a material impact on our consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. We implemented SFAS No. 142 on January 1, 2002. In accordance with this statement, we are not required to complete the transitional goodwill impairment test until June 30, 2002. We are evaluating, but have not yet determined whether adoption of this statement will result in an impairment of goodwill. Goodwill and indefinite lived intangible asset amortization required under previous accounting standards of approximately $3.2 million will not be charged to the income statement in 2002. The goodwill resulting from acquisitions made by us subsequent to June 30, 2001 was immediately subject to the non-amortization provisions of SFAS 142. Had we been accounting for goodwill under SFAS 142 for all periods presented, our net income and earnings per share would have been as follows:

                                                                        THREE MONTHS ENDED

                                                               MARCH 31, 2002        MARCH 31, 2001
                                                             --------------------  -------------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported net income (loss)                                           $  5,958              $  (3,395)
Add back goodwill amortization, net of tax                                  -                    745
                                                             --------------------  -------------------
  Pro forma adjusted net income (loss)                               $  5,958              $  (2,650)
                                                             ====================  ===================

Basic earnings per share
  Reported basic earnings per share                                   $  0.19               $ (0.15)
  Goodwill amortization, net of tax                                      -                     0.03
                                                             --------------------  -------------------
  Pro forma basic earnings per share                                  $  0.19               $ (0.12)
                                                             ====================  ===================

Diluted earnings per share
  Reported diluted earnings per share                                 $  0.19               $ (0.15)
  Goodwill amortization, net of tax                                      -                     0.03
                                                             --------------------  -------------------
  Pro forma diluted earnings per share                                $  0.19               $ (0.12)
                                                             ====================  ===================

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

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. SFAS 144 requires that a long-lived asset to be (1) abandoned, (2) exchanged for a similar productive asset, or (3) distributed to owners in a spin-off be considered held and used until it is abandoned, exchanged, or distributed. SFAS 144 requires (1) that spin-offs and exchanges of similar productive assets to be recorded at the lower of carrying value or fair value, and that such assets be classified as held and used until disposed of and (2) that any impairment loss resulting from a spin-off or exchange of similar productive assets be recognized when the asset is disposed of. Effective January 1, 2002, we adopted SFAS 144. The adoption of this statement did not have a material impact on our consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and analysis of financial condition for the three months ended March 31, 2002. The results of operations for purchase business combinations are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

     Revenue Recognition. We record products revenue at the time of shipment. Returns are minimal and do not materially effect the financial statements.

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

     Foreign Currency Translation. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange as of the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The cumulative change in the translation adjustment, which represents the effect of translating assets and liabilities of our foreign operations, was a pre-tax loss of approximately $6.3 million as of March 31, 2002 and $6.1 million as of December 31, 2001.

     New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and that existing intangible assets and goodwill be evaluated for these new separation requirements. The adoption of this statement did not have a material impact on our consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. We implemented SFAS No. 142 on January 1, 2002. In accordance with this statement, we are not required to complete the transitional goodwill impairment test until June 30, 2002. We are evaluating, but have not yet determined whether adoption of

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


this statement will result in an impairment of goodwill. Goodwill and indefinite lived intangible asset amortization required under previous accounting standards of approximately $3.2 million will not be charged to the income statement in 2002. The goodwill resulting from acquisitions made by us subsequent to June 30, 2001 was immediately subject to the non-amortization provisions of SFAS 142. Had we been accounting for goodwill under SFAS 142 for all periods presented, our net income and earnings per share would have been as follows:

                                                                      THREE MONTHS ENDED

                                                             MARCH 31, 2002        MARCH 31, 2001
                                                           --------------------  -------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported net income (loss)                                         $  5,958              $  (3,395)
Add back goodwill amortization, net of tax                                -                    745
                                                           --------------------  -------------------
  Pro forma adjusted net income (loss)                             $  5,958              $  (2,650)
                                                           ====================  ===================

Basic earnings per share
  Reported basic earnings per share                                 $  0.19               $ (0.15)
  Goodwill amortization, net of tax                                    -                     0.03
                                                           --------------------  -------------------
  Pro forma basic earnings per share                                $  0.19               $ (0.12)
                                                           ====================  ===================

Diluted earnings per share
  Reported diluted earnings per share                               $  0.19               $ (0.15)
  Goodwill amortization, net of tax                                    -                     0.03
                                                           --------------------  -------------------
  Pro forma diluted earnings per share                              $  0.19               $ (0.12)
                                                           ====================  ===================

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

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. SFAS 144 requires that a long-lived asset to be (1) abandoned, (2) exchanged for a similar productive asset, or (3) distributed to owners in a spin-off be considered held and used until it is abandoned, exchanged, or distributed. SFAS 144 requires (1) that spin-offs and exchanges of similar productive assets to be

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


recorded at the lower of carrying value or fair value, and that such assets be classified as held and used until disposed of and (2) that any impairment loss resulting from a spin-off or exchange of similar productive assets be recognized when the asset is disposed of. Effective January 1, 2002, we adopted SFAS 144. The adoption of this statement did not have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001.

     Products revenues. Armor Holdings Products division revenues increased $6.6 million, or 22.8%, to $35.4 million in the three months ended March 31, 2002, compared to $28.8 million in the three months ended March 31, 2001. For the three months ended March 31, 2002, internal revenue growth was 15.7%, including year over year changes in acquired businesses, and acquired revenue growth was 7.1% due to the acquisitions of Identicator, Inc. ("Identicator") and Guardian Personal Security Products, Inc. ("Guardian"), which were completed in November 2001 and August 2001, respectively.

     Mobile Security revenues. Armor Holdings Mobile Security division revenues totaled $30.7 million in the three months ended March 31, 2002. The Mobile Security division was created through the acquisition of O'Gara which was completed August 22, 2001. For the three months ended March 31, 2002, pro forma revenue growth of the Mobile Security Division was 16.4%, including year over year changes in the acquired business.

     Services revenues. ArmorGroup Services division revenues increased $5.8 million, or 26.1%, to $27.8 million in the three months ended March 31, 2002 compared to $22.1 million in the three months ended March 31, 2001. For the three months ended March 31, 2002, internal revenue growth was 17.9%, including year over year changes in acquired businesses, and acquired growth was 8.2% due primarily to the acquisition of International Training, Inc. ("ITI"), which was acquired as part of the acquisition of O'Gara and is included in the ArmorGroup Services division.

     Cost of sales. Cost of sales increased by $33.5 million, or 107.1%, to $64.8 million in the three months ended March 31, 2002 compared to $31.3 million in the three months ended March 31, 2001. This increase was due primarily to the O'Gara acquisition as well as increased revenue for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. As a percentage of total revenues, cost of sales increased to 69.1% of total revenues for the three months ended March 31, 2002 from 61.5% for the three months ended March 31, 2001. This increase as a percentage of total revenues was primarily due to the lower gross margins in the Mobile Security division as well as lower margins in the ArmorGroup Services division compared to the same period last year.

     Operating expenses. Operating expenses increased by $4.4 million, or 32.4%, to $17.9 million (19.1% of total revenues) in the three months ended March 31, 2002 compared to $13.5 million (26.6% of total revenues) in the three months ended March 31, 2001. This increase was primarily due to internal growth in the overall business as well as to the operating expenses associated with the operations of O'Gara, acquired in August 2001. The reduction in operating expenses as a percent of sales resulted

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


from the fact that the Mobile Security division operates with lower operating expenses as a percentage of sales.

     Amortization. Amortization expense decreased $771,000, or 86.6%, to $119,000 in the three months ended March 31, 2002 compared to $890,000 in the three months ended March 31, 2001. This decrease was a result of the implementation of SFAS 142, which eliminates the amortization of goodwill for acquisitions completed after July 1, 2001 and fiscal years beginning January 1, 2002. In 2001, goodwill amortization in the first quarter amounted to $779,000. The remaining amortization is related to patents and trademarks with finite lives.

     Restructuring and related charges. The $8.7 million restructuring and related charges in the prior year three month period ended March 31, 2001 relates to the January 2001 restructuring plan. In January 2001, our ArmorGroup Services division approved a restructuring plan to close its U.S. investigative businesses, realign the division's organization, eliminate excess facilities and reduce overhead in its businesses worldwide. In connection with this restructuring plan, the division performed a review of its long-lived assets to identify potential impairments. Pursuant to this restructuring plan, ArmorGroup
i) eliminated 26 employees, primarily from its investigative businesses, ii) eliminated an additional 24 employees from its security business, iii) incurred lease and other exit costs as a result of the closure of its investigative businesses, and iv) wrote-down the value of both tangible and intangible assets as a result of the impairment review. Most of the significant actions contemplated by the restructuring plan have been completed.

     As of March 31, 2002, we had a remaining liability of $334,000 relating to lease termination and other exit costs after first quarter utilization of reserves for lease related costs ($20,000). The remaining liability has been classified in accrued expenses and other current liabilities on the consolidated balance sheet.

     Integration and other non-recurring charges. Integration and other non-recurring charges increased $1.2 million, or 257.0%, to $1.7 million in the three month period ended March 31, 2002 compared to $474,000 in the three months ended March 31, 2001. These charges relate to the integration of O'Gara, Identicator and Guardian which were acquired subsequent to the first quarter of 2001.

     Operating income (loss). Operating income (loss) increased $13.3 million to $9.3 million in the three months ended March 31, 2002 compared to ($4.0) million in the three months ended March 31, 2001 due to the factors discussed above.

     Interest expense, net. Interest expense, net decreased by $575,000, or 85.8%, to $95,000 in the three months ended March 31, 2002 compared to $670,000 in the three months ended March 31, 2001. This decrease was due primarily to the repayment of long-term debt under our revolving credit facility with the net proceeds of the secondary common stock offering completed in December 2001.

     Other income, net. Other income, net, was $104,000 in the three months ended March 31, 2002, compared to other income, net of $236,000 for the three months ended March 31, 2001. Other income, net for the three months ended March 31, 2002 was primarily foreign exchange gains. Other income, net for the three months ended March 31, 2001 was primarily resulted from the sale of our investment in JSGS.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


     Income before provision (benefit) for income taxes. Income before provision (benefit) for income taxes increased by $13.8 million to $9.3 million in the three months ended March 31, 2002 compared to ($4.5) million in the three months ended March 31, 2001 due to the reasons discussed above.

     Provision (benefit) for income taxes. Provision (benefit) for income taxes was $3.4 million in the three months ended March 31, 2002 compared to a benefit of ($1.1 million) in the three months ended March 31, 2001. The effective tax rate for the three months ended March 31, 2002 was 36% compared to a benefit of 24.0% for the three months ended March 31, 2001. Our effective tax rate in the three months ended March 31, 2002 reflects management's expectation of our effective tax rate for the 2002 fiscal year and includes the benefits associated with the cessation of amortization of non-deductible goodwill for book purposes. Our expected effective tax rate for fiscal 2002 is not necessarily indicative of what our actual effective rate will be due to the changing concentration and mix of income in the various countries in which we operate. The increase in the effective tax rate in the three months ended March 31, 2002 is due to the higher level of income in the three months ended March 31, 2002 compared to same period in fiscal 2001.

     Net income (loss). Net income (loss) increased by $9.4 million to $6.0 million in the three months ended March 31, 2002 compared to ($3.4) million for the three months ended March 31, 2001 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     We anticipate that the cash generated from operations, cash on hand and borrowings under the Credit Agreement will enable us to meet liquidity, working capital and capital expenditure requirements during the next 12 months. We may, however, require additional financing to pursue our strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to stockholders.

     We had working capital of $151.9 million and $142.7 million as of March 31, 2002 and December 31, 2001, respectively.

     Our spending for its fiscal 2002 capital expenditures is expected to be approximately $11.0 million, of which we have already spent approximately $1.2 million in fiscal year 2002. Such expenditures include, leasehold improvements, information technology and communications infrastructure equipment and software, and manufacturing machinery and equipment.

     In March 2002, our Board of Directors approved a stock repurchase program that allows us to repurchase up to 10% of our outstanding shares. To date we have not repurchased any shares under this program. We expect to continue our policy of repurchasing our common stock at opportune intervals. In addition, our Credit Agreement permits us to repurchase shares of our common stock if the Company's ratio of Consolidated Total Indebtedness to Consolidated EBITDA (as such terms are defined in the Credit Agreement) for any rolling twelve month period is less than 2:00 to 1, and there is no limitation under the Credit Agreement on the amount of stock that we can repurchase within these guidelines.



FORWARD LOOKING AND CAUTIONARY STATEMENTS

     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, our failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; the

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

ultimate effect of various domestic and foreign political and economic issues on our business, financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; contract delays; cost overruns; our ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of our distributors or resellers; our ability to successfully manage acquisitions, alliances and integrate past and future business combinations; regulatory, legal, political and economic changes and other risks, uncertainties and factors inherent in our business and otherwise discussed elsewhere in this Form 10-Q and in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

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

     Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relate primarily to borrowings under our credit facilities and our short-term monetary investments. To the extent that, from time to time, we hold short-term money market instruments, there is a market rate risk for changes in interest rates on such instruments. To that extent, there is inherent rollover risk in the short-term money market instruments as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. However, there is no risk of loss of principal in the short-term money market instruments, only a risk related to a potential reduction in future interest income. Derivative instruments are not presently used to adjust our interest rate risk profile. We do not use derivative financial instruments to hedge this interest rate risk. However, in the future, we may consider the use of financial instruments to hedge interest rate risk.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     We do business in numerous countries, including emerging markets in Africa, Asia, South America, Russia, and CIS. We have invested substantial resources outside of the United States and plan to continue to do so in the future. Our international operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. Governments of many developing countries have exercised and continue to exercise substantial

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

influence over many aspects of the private sector. Government actions in the future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on us and our operating companies. We do not have political risk insurance in the countries in which we currently conducts business, but periodically analyze the need for and cost associated with this type of policy. Moreover, applicable agreements relating to our interests in our operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for the us to enforce our rights. Accordingly, we may have little or no recourse upon the occurrence of any of these developments.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2001 for a description of legal proceedings.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

     *10.1 Employment agreement between Jonathan M. Spiller and Armor Holdings, Inc. dated as of January 1, 2002.

     *10.2 Employment agreement between Robert R. Schiller and Armor Holdings, Inc. dated as of January 1, 2002.

     *10.3 Employment agreement between Stephen E. Croskrey and Armor Holdings, Inc. dated as of January 1, 2002.

     *10.4 Employment agreement between Warren B. Kanders and Armor Holdings, Inc. dated as of January 1, 2002.

     10.5 Consulting agreement between Kanders and Company, Inc. and Armor Holdings, Inc. dated as of January 1, 2002.

     **10.6    Armor Holdings, Inc. 2002 Executive Stock Plan.

     *         This exhibit represents a management contract.

     **        This exhibit represents a compensatory plan.



     (b) Reports on Form 8-K

           None

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ARMOR HOLDINGS, INC.

                        /s/ Jonathan M. Spiller
                        ----------------------------------
                        Jonathan M. Spiller
                        President, Chief Executive Officer
                        and Director
                        Dated:  May 13, 2002

                        /s/ Robert R. Schiller
                        -------------------------------------
                        Robert R. Schiller
                        Executive Vice President and Chief Financial Officer
                        Dated:  May 13, 2002