Form 10-Q
period 2002-06-30
ARMOR HOLDINGS INC
filed 2002-08-14
CIK 845752

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

                FOR THE QUARTERLY PERIOD ENDED June 30, 2002, or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


The number of shares outstanding of the registrant's Common Stock as of August 8, 2002 is 29,324,547.

                              ARMOR HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX



                                                                            Page
PART I  - FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS.........................................  3

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS................ 20

    ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK............................................ 31

PART II - OTHER INFORMATION................................................

    ITEM 1.   LEGAL PROCEEDINGS............................................ 33

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS...................................................... 33

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................. 34

SIGNATURES                                                                  35

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all material intercompany accounts and transactions) which management considers necessary for a fair presentation of operating results as of June 30, 2002 and for the three-month and six-month periods ended June 30, 2002 and June 30, 2001.

         These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                        JUNE 30, 2002    DECEMBER 31, 2001
                                                         (UNAUDITED)              *
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                              $ 36,509           $ 47,489
    Accounts receivable (net of allowance for
      doubtful accounts of $1,384 and $1,620)                53,683             50,119
    Costs and earned gross profit in excess of billings       3,149              5,451
    Inventories                                              60,638             50,553
    Prepaid expenses and other current assets                14,691              8,947
    Current assets of discontinued operations (Note 2)       38,277             37,562
                                                           --------           --------
        Total current assets                                206,947            200,121

PROPERTY, PLANT AND EQUIPMENT (net
  of accumulated depreciation of $10,371 and
  $8,096)                                                    36,698             36,704

GOODWILL (net of accumulated amortization
  of $4,024 and $4,024)                                      90,216             86,808


PATENTS, LICENSES AND TRADEMARKS
  (net of accumulated amortization of  $2,078 and
  $1,930)                                                     7,154              6,695

Long-term assets of discontinued operations (Note 2)         51,712             50,341

OTHER ASSETS                                                  6,058              7,388
                                                           --------           --------
TOTAL ASSETS                                               $398,785           $388,057
                                                           ========           ========

                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                      JUNE 30,    DECEMBER 31,
                                                                         2002         2001
                                                                     ---------    ------------
                                                                     (UNAUDITED)        *
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

    Current portion of long-term debt                                $   1,754    $   1,773
    Short-term debt                                                        577          709
    Accounts payable                                                    19,816       21,444
    Accrued expenses and other current liabilities                      20,009       24,514
    Income taxes payable                                                 4,159           --
    Current liabilities of discontinued operations (Note 2)             10,068        8,958
                                                                     ---------    ---------
        Total current liabilities                                       56,383       57,398

Long-term liabilities of discontinued operations (Note 2)                  269          415
LONG-TERM DEBT, less current portion                                     4,004        4,225
                                                                     ---------    ---------

   Total liabilities                                                    60,656       62,038

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
         authorized; no shares issued and outstanding                       --           --
   Common stock, $.01 par value; 50,000,000 shares
         authorized; 33,466,549 and 33,065,904 issued and
         31,240,664 and 30,857,019 outstanding at
         June 30, 2002 and December 31, 2001,
         respectively                                                      335          331
    Additional paid-in capital                                         304,632      301,995
    Retained earnings                                                   61,780       51,745
    Accumulated other comprehensive loss                                (4,708)      (4,473)
    Treasury stock                                                     (23,910)     (23,579)
                                                                     ---------    ---------
       Total stockholders' equity                                      338,129      326,019
                                                                     ---------    ---------


TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                            $ 398,795    $ 388,057
                                                                     =========    =========



                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                              JUNE 30,     JUNE 30,      JUNE 30,    JUNE 30
                                                2002         2001          2002        2001
                                             ---------    ---------    ---------    ---------
REVENUES:

  Products                                   $  43,057    $  38,100    $  82,002    $  68,268
  Mobile Security                               28,548           --       59,207           --
                                             ---------    ---------    ---------    ---------
  Total Revenues                                71,605       38,100      141,209       68,268
                                             ---------    ---------    ---------    ---------
COSTS AND EXPENSES:
  Cost of sales                                 48,904       22,235       96,534       40,213
  Operating expenses                            12,781        7,898       24,194       15,541
  Amortization                                      32          539          151        1,046
  Integration and other non-recurring
  charges                                        1,720          301        3,117          713
                                             ---------    ---------    ---------    ---------

OPERATING INCOME                                 8,168        7,127       17,213       10,755

  Interest expense, net                            284          775          326        1,428
  Other income, net                                 --           --          (64)          --
                                             ---------    ---------    ---------    ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES                       7,884        6,352       16,951        9,327

PROVISION  FOR INCOME TAXES                      3,060        2,503        6,560        3,675
                                             ---------    ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS                4,824        3,849       10,391        5,652
                                             ---------    ---------    ---------    ---------
DISCONTINUED OPERATIONS (NOTE 2):

(LOSS) INCOME FROM DISCONTINUED OPERATIONS        (817)         362         (574)      (7,081)
INCOME TAX BENEFIT                                 (68)         (87)        (218)      (2,331)
                                             ---------    ---------    ---------    ---------

(LOSS) INCOME FROM DISCONTINUED OPERATIONS        (749)         449         (356)      (4,750)
                                             ---------    ---------    ---------    ---------
NET INCOME                                   $   4,075    $   4,298    $  10,035    $     902
                                             =========    =========    =========    =========

NET INCOME/(LOSS) PER COMMON SHARE - BASIC
INCOME FROM CONTINUING OPERATIONS            $    0.15    $    0.17    $    0.33    $    0.25
(LOSS) INCOME FROM DISCONTINUED OPERATIONS       (0.02)        0.02        (0.01)       (0.21)
                                             ---------    ---------    ---------    ---------
BASIC EARNINGS PER SHARE                     $    0.13    $    0.19    $    0.32    $    0.04
                                             =========    =========    =========    =========



           See notes to condensed consolidated financial statements.

NET INCOME/(LOSS) PER COMMON SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS            $ 0.15   $ 0.16   $ 0.32   $  0.24

(LOSS) INCOME FROM DISCONTINUED OPERATIONS    (0.02)    0.02    (0.01)    (0.20)
                                             ------   ------   ------   -------
DILUTED EARNINGS PER SHARE                   $ 0.13   $ 0.18   $ 0.31   $  0.04
                                             ======   ======   ======   =======
-
WEIGHTED AVERAGE SHARES - BASIC              31,193   23,007   31,112    22,934
                                             ======   ======   ======   =======

WEIGHTED AVERAGE SHARES - DILUTED            32,110   23,682   32,044    23,670
                                             ======   ======   ======   =======


            See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ARMOR HOLDINGS, INC. AND SUBSIDIARIES  (UNAUDITED)
(IN THOUSANDS)

                                                                                  SIX MONTHS ENDED
                                                                                --------------------
                                                                                JUNE 30,    JUNE 30,
                                                                                  2002        2001
                                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                            $ 10,391    $  5,648
  Adjustments to reconcile income from continuing operations to cash used in operating activities:

     Depreciation and amortization                                                2,705       2,354
     Loss on disposal of fixed assets                                               110        --
     Deferred income taxes                                                          508        (933)
  Changes in operating assets and liabilities, net of acquisitions:
      Increase in accounts receivable                                              (987)     (3,381)
      Increase in inventories                                                    (9,885)     (6,591)
      Increase in prepaid expenses and other assets                              (5,343)     (8,381)
      Decrease in accounts payable, accrued
         expenses and other current liabilities                                  (6,338)       (345)
      Increase in income taxes payable                                            4,988       3,749
                                                                               --------    --------
      Net cash used in operating activities                                      (3,851)     (7,880)
                                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of patents and trademarks                                               (32)       --
   Purchase of property and equipment                                            (1,764)     (2,112)
   Additional consideration for purchased businesses                             (2,029)     (2,411)
   Proceeds from sale of equity securities                                         --           843
   Purchase of businesses, net of cash acquired                                  (3,380)       --
                                                                               --------    --------
   Net cash used in investing activities                                         (7,205)     (3,680)
                                                                               --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options                                    2,728       2,700
   Repurchases of treasury stock                                                   (331)       (667)
   Proceeds from issuance of treasury shares for the exercise
        of stock options                                                           --           696
   Cash paid for offering costs                                                    (326)       --
   Repayments of long-term debt                                                    (275)       --
   Borrowings under line of credit                                               14,202      25,982
   Repayments under line of credit                                              (14,299)    (18,027)
                                                                               --------    --------
   Net cash provided by financing activities                                      1,699      10,684
                                                                               --------    --------
   Effect of exchange rate changes on cash and cash equivalents                      79          2
   Net cash used in discontinued operations                                      (2,678)     (1,402)
                                                                               --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (11,956)     (2,276)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   53,719       7,257
                                                                               --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 41,763    $  4,981
                                                                               ========    ========

CASH AND CASH EQUIVALENTS, END OF PERIOD
    CONTINUING OPERATIONS                                                      $ 36,509    $    937
    DISCONTINUED OPERATIONS                                                       5,254       4,044
                                                                               --------    --------
                                                                               $ 41,763    $  4,981
                                                                               ========    ========


            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries (the "Company", "we", "us") have been prepared in accordance with generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X., and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals and the elimination of all material intercompany accounts and transactions) considered necessary by management to present a fair presentation have been included. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

         As discussed in Note 2 and elsewhere in this Form 10-Q, the Company announced its intention to sell its ArmorGroup Services Division (the "Services Division"). As a result, the assets and liabilities of the Services Division have been classified as assets and liabilities of discontinued operations on the Company's balance sheet and the results of its operations classified as income from discontinued operations in the accompanying unaudited condensed consolidated financial statements. Certain prior year amounts have been reclassified to conform to this presentation.

NOTE 2 - DISCONTINUED OPERATIONS

         On July 15, 2002, we announced plans to sell the ArmorGroup Services Division and the retention of Merrill Lynch & Company to assist in the sale. In accordance with Statement of Accounting Standards 144, Accounting for Impairment or Disposal of Long-Lived Assets, the assets and liabilities of the Services Division have been classified as held for sale, with its operating results in the current and prior periods reported as discontinued operations for the three and six month periods ended June 30, 2002 and 2001. USDS, Inc., a small subsidiary providing certain training services, formerly reported as a part of ArmorGroup Services is not included in the amounts classified as assets held for sale. The assets and liabilities as well as the operating results of USDS, Inc. have been reclassified to Armor Holdings Products where management oversight currently resides.

         Management does not expect to incur a loss on the disposal of the Services Division. The actual results on disposal of the Services Division may differ from management's estimates and the difference could be material.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


         The following is a summary of the operating results of the discontinued operations for the three and six months ended June 30, 2002 and 2001 were as follows:


                                               THREE MONTHS ENDED               SIX MONTHS ENDED

                                          JUNE 30, 2002  JUNE 30, 2001    JUNE 30, 2002   JUNE 30, 2001
                                          -------------  -------------    -------------   -------------
                                                  (IN THOUSANDS)                 (IN THOUSANDS)

Revenue                                      $ 26,259       $ 23,956        $ 50,526         $ 44,662
Cost of sales                                  18,907         16,172          36,110           29,494
Operating expenses                              8,052          5,676          14,566           11,576
Amortization expenses                            --              349            --                732
Restructuring and related charges                --            1,259            --              9,959
Integration and other non-recurring
charges                                            94             61             389              123
                                             --------       --------        --------         --------
Operating (loss) income                          (794)           439            (539)          (7,222)
Interest expense, net                              39             69              93               86
Other (income) expense net                        (16)             8             (58)            (227)
                                             --------       --------        --------         --------
(Loss) income from discontinued operations
before income tax benefit                        (817)           362            (574)          (7,081)
Income tax benefit                                (68)           (87)           (218)          (2,331)
                                             --------       --------        --------         --------
(Loss) income from discontinued
operations                                   $   (749)      $    449        $   (356)        $ (4,750)
                                             ========       ========        ========         ========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


         The following is a summary of assets and liabilities of discontinued operations:



                                                   JUNE 30,   DECEMBER 31,
                                                     2002         2001
                                                   --------   ------------
                                                       (IN THOUSANDS)

Assets
  Cash and cash equivalents                         $ 5,254     $ 6,230
  Accounts receivable, net                           23,040      24,040
  Other current assets                                9,983       7,292
                                                    -------     -------
      Total current assets                           38,277      37,562

  Property, plant and equipment, net                  9,278       9,358
  Goodwill, net                                      36,871      36,865
  Other assets                                        5,563       4,118
                                                    -------     -------
 Total assets of discontinued operations            $89,989     $87,903
                                                    =======     =======

Liabilities
  Current portion of long-term debt                 $   277     $   282
  Short-term debt                                       747         681
  Accounts payable                                    2,460       2,692
  Accrued expenses and other current liabilities      6,584       5,303
                                                    -------     -------
       Total current liabilities                     10,068       8,958

  Long-term debt                                        269         415
                                                    -------     -------
Total liabilities of discontinued operations        $10,337     $ 9,373
                                                    =======     =======

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


NOTE 3 - COMPREHENSIVE INCOME

         The components of comprehensive income, net of tax benefits of $253,000 and $272,000 for the three months ended June 30, 2002 and 2001, respectively, and $223,000 and $489,000 for the six months ended June 30, 2002 and 2001, respectively, are listed below:



                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                               JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                 2002        2001        2002        2001
                                               --------    --------    --------    --------
                                                  (IN THOUSANDS)          (IN THOUSANDS)
Net income                                     $  4,075    $  4,298    $ 10,025    $    902
Other comprehensive loss:
   Foreign currency translations, net
   of tax                                            30       (505)       (235)        (909)
                                               --------    --------    --------    --------
Comprehensive income (loss):                   $  4,105    $  3,793    $  9,790    $     (7)
                                               ========    ========    ========    ========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


NOTE 4 - INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

                               JUNE 30, 2002       DECEMBER 31, 2001
                               -------------       -----------------
                                       (IN THOUSANDS)
Raw material                        $ 35,866               $ 28,796
Work-in-process                       11,783                 12,941
Finished goods                        12,989                  8,816
                               -------------       ----------------
  Total inventories                  $60,638               $ 50,553
                               =============       ================



NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities are summarized as follows:

                                                       JUNE 30, 2002    DECEMBER 31, 2001
                                                       -------------    -----------------
                                                                (IN THOUSANDS)
Accrued expenses and other current liabilities              $ 13,679            $ 16,987
Deferred consideration for acquisitions                          876                 525
Customer deposits                                              5,454               7,002
                                                       -------------    -----------------
Total accrued expenses and other current liabilities        $ 20,009            $ 24,514
                                                       =============    =================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


NOTE 6 - INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

         We are a leading manufacturer and provider of security products, vehicle armor systems and training services. Our products and services are used by military, law enforcement, security and corrections personnel throughout the world, as well as governmental agencies, multinational corporations and non-governmental organizations. Our continuing operations are organized and operated under two business segments: Armor Holdings Products and Armor Mobile Security. Our Services Division has been classified as discontinued operations and is no longer included in this presentation (See Note 2).

         Armor Holdings Products. Our Armor Holdings Products division manufactures and sells a broad range of high quality equipment marketed under brand names that are well known and respected in the military and law enforcement communities. Products manufactured by this division include body armor, tactical armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, forensic products and weapon maintenance products. USDS, Inc., a small subsidiary providing certain training services formerly reported as a part of ArmorGroup Services is not included in the amounts classified as assets held for sale or discontinued sales and have been reclassified to Armor Holdings Products where management oversight currently resides.

         Armor Mobile Security. Our Armor Mobile Security division manufactures and installs ballistic and blast protection armoring systems for military vehicles, commercial vehicles, military aircraft and missile components. Under the brand name O'Gara-Hess & Eisenhardt ("O'Gara"), we are the sole-source provider to the U.S. military for the supply of armoring and blast protection systems as well as maintenance services for the High Mobility Multi-purpose Wheeled Vehicle (HMMWV, commonly known as the Humvee). Additionally, we have been subcontracted to develop a ballistically armored and sealed truck cab for the High Mobility Artillery Rocket System (HIMARS) currently in development for the U.S. Army. We armor a variety of commercial vehicles including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats. The Armor Mobile Security division was created in connection with our acquisition of O'Gara on August 22, 2001 (the "O'Gara acquisition").

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


interests in our operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for us to enforce our rights. Accordingly, we may have little or no recourse upon the occurrence of any of these developments.

      Revenues, operating income and total assets for each of our continuing segments are as follows:


                                       SIX MONTHS ENDED
                                JUNE 30, 2002     JUNE 30, 2001
                                -------------     -------------
                                       (IN THOUSANDS)
Revenues:
  Products                        $  82,002         $  68,268
  Mobile Security                    59,207              --
                                  ---------         ---------
    Total revenues                $ 141,209         $  68,268
                                  =========         =========

Operating income (loss):
  Products                        $  14,814         $  13,121
  Mobile Security                     6,113              --
  Corporate                          (3,714)           (2,366)
                                  ---------         ---------
    Total operating income        $  17,213         $  10,755
                                  =========         =========

Total assets:
  Products                        $ 166,966         $ 141,679
  Mobile Security                   103,315              --
  Corporate                          38,515            14,973
                                  ---------         ---------
    Total assets                  $ 308,796         $ 156,652
                                  =========         =========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


         The following unaudited information with respect to revenues, operating income from continuing operations (geographic operating income from continuing operations before amortization expense and integration and other non-recurring charges) and total assets to principal geographic areas are as follows:

                                                  SIX MONTHS ENDED
                                            JUNE 30, 2002   JUNE 30, 2001
                                            -------------     -------------
                                                     (IN THOUSANDS)
Revenues:
   North America                               $101,434        $ 53,724
   South America                                  9,775           1,120
   Africa                                         1,036             490
   Europe/Asia                                   28,964          12,934
                                               --------        --------
      Total revenue                            $141,209        $ 68,268
                                               ========        ========

Geographic operating income:
   North America                               $ 14,803           9,615
   South America                                    649             372
   Africa                                           336             171
   Europe/Asia                                    4,693           2,356
                                               --------        --------
      Total geographic operating income        $ 20,481        $ 12,514
                                               ========        ========

Total assets:
   North America                               $278,553        $150,598
   South America                                  6,503            --
   Africa                                          --              --
   Europe/Asia                                   23,740           6,054
                                               --------        --------
      Total assets                             $308,796        $156,652
                                               ========        ========


         A reconciliation of consolidated geographic operating income from continuing operations to consolidated operating income from continuing operations follows:

                                                       SIX MONTHS ENDED
                                                 JUNE 30, 2002     JUNE 30, 2001
                                                 -------------     -------------
                                                         (IN THOUSANDS)

Consolidated geographic operating income           $ 20,481         $ 12,514
Amortization                                           (151)          (1,046)
Integration and other non-recurring charges          (3,117)            (713)
                                                   --------         --------
Operating income                                   $ 17,213         $ 10,755
                                                   ========         ========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


NOTE 7.  EARNINGS PER SHARE

         The following details the numerators and denominators of the basic and diluted earnings per share computations for net income from continuing operations:



                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               JUNE 30, 2002      JUNE 30, 2001     JUNE 30, 2002   JUNE 30, 2001
                                                               -------------      -------------     -------------   -------------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings
  per share:

Net Income from continuing operations                                $4,824            $3,849         $ 10,391            $5,652
                                                                     ------            ------         --------            ------

Denominator for basic earnings per share -
  weighted average shares outstanding:                               31,193            23,007           31,112            22,934

Effect of shares issuable under stock option
  and stock grant plans, based on the
  treasury stock method                                                 917               675              932               736
                                                                     ------            ------         --------            ------
Denominator for diluted earnings per share-
  Adjusted weighted average shares outstanding                       32,110            23,682           32,044            23,670
                                                                     ------            ------         --------            ------
Basic earnings per share from continuing operations                   $0.15             $0.17            $0.33             $0.25
                                                                     ======            ======           ======            ======

Diluted earnings per share from continuing operations                 $0.15             $0.16            $0.32             $0.24
                                                                     ======            ======           ======            ======

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS

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

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. We implemented SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS 142, the Company completed the transitional goodwill impairment test that compared the fair value of each reporting unit to its carrying value and determined that no impairment exists. The goodwill resulting from acquisitions made by us subsequent to June 30, 2001 was immediately subject to the non-amortization provisions of SFAS 142. Had we been accounting for goodwill under SFAS 142 for all periods presented, our net income and earnings per share would have been as follows:



                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,      JUNE 30,      JUNE 30,       JUNE 30,
                                                     2002          2001          2002           2001
                                                  ---------     ---------     ----------     ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

Reported net income                               $   4,075     $   4,298     $   10,035     $     902
Add back goodwill amortization, net of tax             --             732           --           1,477
                                                  ---------     ---------     ----------     ---------
  Actual/pro forma adjusted net income            $   4,075     $   5,030     $   10,035     $   2,379
                                                  =========     =========     ==========     =========

Basic earnings per share
  Reported basic earnings per share               $    0.13     $    0.19     $     0.32     $    0.04
  Goodwill amortization, net of tax                    --            0.03        --               0.06
                                                  ---------     ---------     ----------     ---------
  Actual/pro forma basic earnings per share       $    0.13     $    0.22     $     0.32     $    0.10
                                                  =========     =========     ==========     =========

Diluted earnings per share
  Reported diluted earnings per share             $    0.13     $    0.18     $     0.31     $    0.04
  Goodwill amortization, net of tax                    --            0.03        --               0.06
                                                  ---------     ---------     ----------     ---------
  Actual/pro forma diluted earnings per share     $    0.13     $    0.21     $     0.31     $    0.10
                                                  =========     =========     ==========     =========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS 143 requires the recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. The fair value of a liability for an asset retirement obligation is the amount at which that liability could be settled in a current transaction between willing parties, that is, other than in a forced or liquidation transaction. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The provisions of SFAS 143 will become effective for us on January 1, 2003. The effects of adopting this standard will not have a material effect on the Company.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. SFAS 144 requires that a long-lived asset to be (1) abandoned, (2) exchanged for a similar productive asset, or (3) distributed to owners in a spin-off be considered held and used until it is abandoned, exchanged, or distributed. SFAS 144 requires (1) that spin-offs and exchanges of similar productive assets to be recorded at the lower of carrying value or fair value, and that such assets be classified as held and used until disposed of and (2) that any impairment loss resulting from a spin-off or exchange of similar productive assets be recognized upon asset disposition. SFAS 144 also states that the total assets and total liabilities of discontinued business segments shall be presented in separate captions in assets and liabilities. SFAS 144 also provides that future losses, if any, of discontinued business segments shall be reported as incurred. Effective January 1, 2002, we adopted SFAS 144. The reclassification of the Services Division to discontinued operations has been accounted for under this statement.


         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Recission on FASB 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (SFAS 145). Under SFAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement from continuing operations. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The effects of adopting this standard will not have a material effect on the Company.

NOTE 9. SUBSEQUENT EVENT

         On August 14, 2002, we acquired all of the outstanding stock of B-Square, Inc. ("B-Square" or the "Company"). Based in Fort Worth, Texas, B-Square is a leading designer, manufacturer and marketer of quality aluminum and steel sight mounts, tools and accessories for the law enforcement, military and sporting goods (hunting and target shooting) markets. In addition to the B-Square brand, the Company sells sight mounts under the Lynx and Hillver brand names.

         We paid $2.9 million in cash, with a portion of the purchase price deferred. B-Square had $2.8 million in revenues for its fiscal year ended December 31, 2001. We expect the acquisition to be accretive to earnings per share in 2003.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the results of operations and analysis of financial condition for the three and six months ended June 30, 2002. The results of operations for purchase business combinations are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.


CRITICAL ACCOUNTING POLICIES:

         Revenue Recognition. We record revenue from our Armor Holdings Products Division at the time of shipment. Returns are minimal and do not materially effect the financial statements. We record training service revenue as the services are performed over the term of the contract.

         We record revenue from our Mobile Security Division when the vehicles are shipped, except a) for larger commercial contracts typically longer than four months in length b) the contract for the delivery of HMMWVs to the U.S. Government which continues through 2005. Revenue from such contracts is recognized on the percentage of completion, units-of-work performed method. HMMWV units sold to the U.S. Government are considered complete when the onsite Department of Defense officer finishes the inspection of the HMMWV and approves it for delivery. Should such contracts be in a loss position, the entire estimated loss would be recognized for the balance of the contract at such time. Current contracts are profitable.

         Foreign Currency Translation. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange as of the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The cumulative change in the translation adjustment, which represents the effect of translating assets and liabilities of our foreign operations, was pre-tax loss of approximately $7.1 million as of June 30, 2002 and $6.1 million as of December 31, 2001.

         Discontinued Operations. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), a component classified as held for sale is reported in discontinued operations when the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. In a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement for current and prior periods reports the results of operations of the component, including any gain or loss recognized in accordance with paragraph 37, in discontinued operations. The results of discontinued operations, less applicable income taxes (benefit), is reported as a separate component of income before extraordinary items and the cumulative effect of accounting changes (if applicable). The assets and liabilities of a disposal group classified as held for sale is presented seperately in the asset and liability sections, respectively, of the statement of financial position.


NEW ACCOUNTING PRONOUNCEMENTS:

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

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. We implemented SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS 142, the Company completed a transitional goodwill impairment test that compared the fair value of each reporting unit to its carrying value and determined that no impairment exists. The goodwill resulting from acquisitions made by us

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


subsequent to June 30, 2001 was immediately subject to the non-amortization provisions of SFAS 142. Had we been accounting for goodwill under SFAS 142 for all periods presented, our net income and earnings per share would have been as follows:

                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                JUNE 30, 2002     JUNE 30, 2001     JUNE 30, 2002   JUNE 30, 2001
                                                                -------------     -------------     -------------   -------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported net income                                                 $ 4,075           $ 4,298         $ 10,035              $902
Add back goodwill amortization, net of tax                               --               732               --             1,477
                                                                     ------            ------           ------            ------
  Actual/pro forma adjusted net income                              $ 4,075           $ 5,030         $ 10,035            $2,379
                                                                    =======            ======           ======            ======
Basic earnings per share
  Reported basic earnings per share                                 $  0.13            $ 0.19           $ 0.32            $ 0.04
  Goodwill amortization, net of tax                                      --              0.03               --              0.06
                                                                     ------            ------           ------            ------
  Actual/pro forma basic earnings per share                         $  0.13            $ 0.22           $ 0.32            $ 0.10
                                                                    =======            ======           ======            ======

Diluted earnings per share
  Reported diluted earnings per share                               $  0.13            $ 0.18           $ 0.31            $ 0.04
  Goodwill amortization, net of tax                                      --              0.03               --              0.06
                                                                     ------            ------           ------            ------
  Actual/pro forma diluted earnings per share                       $  0.13            $ 0.21           $ 0.31            $ 0.10
                                                                    =======            ======           ======            ======

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS 143 requires the recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. The fair value of a liability for an asset retirement obligation is the amount at which that liability could be settled in a current transaction between willing parties, that is, other than in a forced or liquidation transaction. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The provisions of SFAS 143 will become effective for us on January 1, 2003. The effects of adopting this standard will not have a material effect on the Company.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. SFAS 144 requires that a long-lived asset to be (1) abandoned, (2) exchanged for a similar productive asset, or (3) distributed to owners in a spin-off be considered held and used until it is abandoned, exchanged, or distributed. SFAS 144 requires (1) that spin-offs and exchanges of similar productive assets to be recorded at the lower of carrying value or fair value, and that such assets be classified as held and used until disposed of and (2) that any impairment loss resulting from a spin-off or exchange of similar productive assets be recognized upon asset disposition. SFAS 144 also states that the total assets and total liabilities of discontinued business segments shall be presented in separate captions in assets and liabilities. SFAS 144 also provides that future losses, if any, of discontinued business segments shall be reported as incurred. Effective January 1, 2002, we adopted SFAS 144. The reclassification of the Services Division to discontinued operations has been accounted for under this statement.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Recission on FASB 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (SFAS 145). Under SFAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement from continuing operations. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The effects of adopting this standard will not have a material effect on the Company.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001.


        Net income. Net income decreased $223,000 to $4.1 million for the three months ended June 30, 2002 compared to $4.3 million for the three months ended June 30, 2001. Net income for the three months ended June 30, 2002 includes income from continuing operations of $4.8 million and a loss from discontinued operations of $749,000, compared to income from continuing operations of $3.9 million and income from discontinued operations of $447,000 for the three months ended June 30, 2001.

CONTINUING OPERATIONS

         Products revenues. Products division revenues increased $5.0 million, or 13%, to $43.1 million in the three months ended June 30, 2002, compared to $38.1 million in the three months ended June 30, 2001. For the three months ended June 30, 2002, Products division revenue increased 9% internally, including year over year changes in acquired businesses, and 4% due to the acquisitions of Identicator, Inc. ("Identicator"), Guardian Personal Security Products, Inc. ("Guardian"), Speedfeed, Inc. ("Speedfeed") and The Foldable Products Group ("Foldable"), all of which were completed subsequent to June 30, 2001. Products division includes revenue of $3.8 million and $1.1 million and operating income of $425,000 and $289,000 for the three months ended June 30, 2002 and June 30, 2001, respectively for USDS, Inc, which was previously reported as Service Division revenue.

         Mobile Security revenues. Mobile Security division revenues totaled $28.5 million in the three months ended June 30, 2002. The Mobile Security division was created through the acquisition of O'Gara which was completed on August 22, 2001. For the three months ended June 30, 2002, Mobile Security Division revenue increased 33.8% internally from approximately $21.3 million during the three months ended June 30, 2001 under prior ownership.

         Cost of sales. Cost of sales increased $26.7 million, or 119.9%, to $48.9 million for the three months ended June 30, 2002 compared to $22.2 million for the three months ended June 30, 2001. This increase was due primarily to the O'Gara acquisition as well as overall revenue growth months ended June 30, 2002 compared to the three months ended June 30, 2001. As a percentage of total revenues, cost of sales increased to 68.3% of total revenues for the three months ended June 30, 2002 from 58.4% for the three months ended June 30, 2001. This increase as a percentage of total revenues was primarily due to lower average gross margins in the Mobile Security division.

         Operating expenses. Operating expenses increased $4.9 million, or 61.8%, to $12.8 million

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


(17.8% of total revenues) for the three months ended June 30, 2002 compared to $7.9 million (20.7% of total revenues) for the three months ended June 30, 2001. This increase was primarily due to the operating expenses associated with the operations of O'Gara, acquired in August 2001, which were not included in the three months ended June 30, 2001, as well as internal growth of the business. Operating expenses as a percent of sales decreased because the Mobile Security division operates with a lower level of operating expenses as a percentage of sales than does the Products division.

         Amortization. Amortization expense decreased $507,000, or 94.1%, to $32,000 for the three months ended June 30, 2002 compared to $539,000 for the three months ended June 30, 2001. This decrease results from the implementation of SFAS 142, which eliminated goodwill amortization for all acquisitions completed after July 1, 2001, as well as for all fiscal years ending after January 1, 2002. Remaining amortization expense is related to patents and trademarks with finite lives.

         Integration and other non-recurring charges. Integration and other non-recurring charges increased $1.4 million, or 471.4%, to $1.7 million for the three month period ended June 30, 2002 compared to $301,000 in the three months ended June 30, 2001. These charges relate primarily to the integration of O'Gara, but also include certain non-recurring expenses related to the integration of our body armor operations, as well as costs related to the integration of Identicator, Guardian, Speedfeed and Foldable Products, all of which were acquired subsequent to June 30, 2001.

         Operating income. Operating income from continuing operations increased $1.0 million to $8.2 million for the three months ended June 30, 2002 compared to $7.1 million in the three months ended June 30, 2001 due to the factors discussed above.

         Interest expense, net. Interest expense, net decreased $491,000, or 63.4% to $284,000 for the three months ended June 30, 2002 compared to $775,000 for the three months ended June 30, 2001. This decrease was due primarily to the repayment of long-term debt under our revolving credit facility with the net proceeds of the secondary common stock offering completed in December 2001.

         Income from continuing operations before provision for income taxes. Income from continuing operations before provision for income taxes increased by $1.5 million to $7.9 million for the three months ended June 30, 2002 compared to $6.4 million for the three months ended June 30, 2001 due to the reasons discussed above.

         Provision for income taxes. Provision for income taxes was $3.1 million for the three months ended June 30, 2002 compared to a provision of $2.5 million for the three months ended June 30, 2001. The effective tax rate for the three months ended June 30, 2002 was 38.8% compared to 39.4% for the three months ended June 30, 2001. This decrease is due to the cessation of amortization of non-deductible goodwill for book purposes as well as an increase in the income earned in foreign jurisdictions with lower overall tax rates resulting primarily from the acquisition of O'Gara. Our effective tax rate for the three months ended June 30, 2002 reflects management's expectation of effective tax rates for the 2002 fiscal year. Our expected effective tax rate for fiscal 2002 is not necessarily indicative of what our actual effective rate will be due to the changing concentration and mix of income in the various countries in which we continue to operate.

        Income from continuing operations. Income from continuing operations increased $975,000 to $4.8 million for the three months ended June 30, 2002 compared to $3.8 million for the three months ended June 30, 2001 due to the factors discussed above.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


DISCONTINUED OPERATIONS

         Services revenues. Services division revenue increased $2.3 million, or 9.6%, to $26.3 million for the three months ended June 30, 2002 compared to $24.0 million for the three months ended June 30, 2001. For the three months ended June 30, 2002, revenue increased 9.6% due to the acquisition of International Training, Inc. ("ITI"), which was acquired as part of the acquisition of O'Gara and is included in the Services division from the date of acquisition.

         Cost of sales. Cost of sales increased $2.7 million, or 16.9%, to $18.9 million for the three months ended June 30, 2002 compared to $16.2 million for the three months ended June 30, 2001. This increase was due primarily to the acquisition of ITI. As a percentage of total revenue, cost of sales increased to 72.0% of total revenues for the three months ended June 30, 2002 from 67.5% for the three months ended June 30, 2001. This increase in cost of sales as a percentage of total revenue was primarily due to the weakness in the Integrated Systems business resulting in poor margins, the loss of high margin oil industry security work in Latin America and the scaling down of business in the Democratic Republic of Congo.

         Operating expenses. Operating expenses increased $2.4 million, or 41.9%, to $8.1 million (30.7% of total revenues) for the three months ended June 30, 2002 compared to $5.7 million (23.7% of total revenues) for the three months ended June 30, 2001. This increase was due to internal growth, additional operating expenses associated with ITI's operations, acquired in August 2001, and certain severance and non-recurring charges in Latin America and the Democratic Republic of Congo.

         Amortization. Amortization expense decreased $349,000, or 100%, to $0 for the three months ended June 30, 2002 compared to $349,000 for the three months ended June 30, 2001. This decrease was a result of the implementation of SFAS 142, which eliminated goodwill amortization for acquisitions completed after July 1, 2001 and for fiscal years beginning January 1, 2002.

         Restructuring and related charges. The Services division incurred $1.3 million of restructuring and related charges for the three month period ended June 30, 2001 related to the January 2001 restructuring plan. In January 2001, our Services division approved a restructuring plan to close its U.S. investigative businesses, realign the division's organization, eliminate excess facilities and reduce overhead in its businesses worldwide. In connection with this restructuring plan, the division performed a review of its long-lived assets to identify potential impairments. Pursuant to this restructuring plan, ArmorGroup i) eliminated 26 employees, primarily from its investigative businesses, ii) eliminated an additional 24 employees from its security business, iii) incurred lease and other exit costs as a result of the closure of its investigative businesses, and iv) wrote-down the value of both tangible and intangible assets as a result of the impairment review. Most of the significant actions contemplated by the restructuring plan have been completed.

         As of June 30, 2002, we had a remaining liability of $304,000 relating to lease termination costs. The remaining liability has been classified as accrued expenses and other current liabilities in liabilities of discontinued operations on the consolidated balance sheet.

         Integration and other non-recurring charges. Integration and other non-recurring charges increased $33,000, or 54.1%, to $94,000 for the three months ended June 30, 2002 compared to $61,000 for the

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


three months ended June 30, 2001. These charges reflect certain integration expenses associated with integrating ITI into the ArmorGroup Services division.

         Operating (loss) income. Operating losses were $794,000 for the three months ended June 30, 2002, compared to operating income of $439,000 for the three months ended June 30, 2001 due to the factors discussed above. Operating income for the three months ended June 30, 2001 included $1.3 million of costs associated with the January 2001 restructuring plan.

         Interest expense, net. Interest expense, net decreased $30,000, or 43.5%, to $39,000 for the three months ended June 30, 2002 compared to $69,000 for the three months ended June 30, 2001. This decrease was due to reduced utilization of the services division's line of credit.

         Other income, net. Other income, net, was $16,000 for the three months ended June 30, 2002, compared to other expense, net of $8,000 for the three months ended June 30, 2001.

         (Loss) income from discontinued operations before benefit for income taxes. Losses from discontinued operations before benefit for income taxes were $817,000 for the three months ended June 30, 2002 compared to income from discontinued operations before benefit for income taxes of $362,000 for the three months ended June 30, 2001 due to the reasons discussed above.

         Income tax benefit. Income tax benefit was $68,000 for the three months ended June 30, 2002 compared to a benefit of $85,000 for the three months ended June 30, 2001. The effective tax rate for the three months ended June 30, 2002 was a benefit of 8.3% compared to a benefit of 23.5% for the three months ended June 30, 2001. The decrease in benefit includes the benefits associated with the cessation of amortization of non-deductible goodwill for book purposes. Our expected effective tax rate for fiscal 2002 is not necessarily indicative of what our actual effective rate will be due to the changing concentration and mix of income in the various countries in which we operate. The increase in the effective tax rate for the three months ended June 30, 2002 is due to the higher level of income for the three months ended June 30, 2002 compared to same period in fiscal 2001.

         (Loss) income from discontinued operations. Losses from discontinued operations were $749,000 for the three months ended June 30, 2002 compared to income from discontinued operations of $449,000 for the three months ended June 30, 2001 due to the factors discussed above.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001.

         Net income. Net income increased $9.1 million to $10.0 million for the six months ended June 30, 2002 compared to $902,000 for the six months ended June 30, 2001. Net income for the six months ended June 30, 2002 includes income from continuing operations of $10.4 million and a loss from discontinued operations of $356,000 compared to income from continuing operations of $5.6 million and loss from discontinued operations of $4.8 million for the six months ended June 30, 2001. Loss from discontinued operations for the six months ended June 30, 2001 included $10.0 million of costs associated with the January 2001 restructuring plan.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


CONTINUING OPERATIONS

         Products revenues. Products division revenues increased $13.7 million, or 20.1%, to $82.0 million for the six months ended June 30, 2002, compared to $68.3 million for the six months ended June 30, 2001. This increase is due to internal revenue growth of 14.9% (including year over year changes in acquired businesses) and 5.2% growth from the acquisitions of Identicator, Inc. ("Identicator"), Guardian Personal Security Products, Inc. ("Guardian"), Speedfeed, Inc. ("Speedfeed") and The Foldable Products Group ("Foldable"), which were all completed subsequent to June 30, 2001. Products division includes revenue of $7.3 million and $2.5 million and operating income of $803,000 and $583,000 for the six months ended June 30, 2002 and June 30, 2001, respectively for USDSI, Inc, which was previously reported as Service Division revenue.

         Mobile Security revenues. Mobile Security division revenues totaled $59.2 million for the six months ended June 30, 2002. The Mobile Security division was created through the acquisition of O'Gara which was completed August 22, 2001. For the six months ended June 30, 2002, Mobile Security Division revenue increased 24.1% internally from approximately $47.7 million during the six months ended June 30, 2001 under prior ownership.

         Cost of sales. Cost of sales increased $56.3 million, or 140.1%, to $96.5 million for the six months ended June 30, 2002 compared to $40.2 million for the six months ended June 30, 2001. This increase was due primarily to the O'Gara acquisition as well as overall revenue growth for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. As a percentage of total revenues, cost of sales increased to 68.4% of total revenues for the six months ended June 30, 2002 from 58.9% for the six months ended June 30, 2001. This increase as a percentage of total revenues was primarily due to lower average gross margins in the Mobile Security division.

         Operating expenses. Operating expenses increased $8.7 million, or 55.6%, to $24.2 million (17.1% of total revenues) for the six months ended June 30, 2002 compared to $15.5 million (22.8% of total revenues) for the six months ended June 30, 2001. This increase was primarily due to the operating expenses associated with the operations of O'Gara, acquired in August 2001, which were not included in the six months ended June 30, 2001, as well as the internal growth of the business. Operating expenses as a percent of sales decreased because the Mobile Security division operates with a lower level of operating expenses as a percentage of sales than does the Products division.

         Amortization. Amortization expense decreased $895,000, or 85.6%, to $151,000 for the six months ended June 30, 2002 compared to $1.0 million for the six months ended June 30, 2001. This decrease was a result of the implementation of SFAS 142, which eliminates goodwill amortization for acquisitions completed after July 1, 2001 and for fiscal years beginning January 1, 2002. The remaining amortization is related to patents and trademarks with finite lives.

         Integration and other non-recurring charges. Integration and other non-recurring charges increased $2.4 million, or 337.2%, to $3.1 million for the six months ended June 30, 2002 compared to $713,000 for the six months ended June 30, 2001. These charges relate primarily to the integration of O'Gara, but also include certain non-recurring expenses related to the integration of our body armor operations, as well as costs related to the integration of Identicator, Guardian, Speedfeed and Foldable Products, all of which were acquired subsequent to June 30, 2001.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


         Operating income. Operating income increased $6.5 million to $17.2 million for the six months ended June 30, 2002 compared to $10.8 million for the six months ended June 30, 2001 due to the factors discussed above.

         Interest expense, net. Interest expense, net decreased $1.1 million, or 77.2%, to $326,000 for the six months ended June 30, 2002 compared to $1.4 million for the six months ended June 30, 2001. This decrease was due primarily to the repayment of long-term debt under our revolving credit facility with the net proceeds of the secondary common stock offering completed in December 2001.

         Other income, net. Other income, net, was $64,000 for the six months ended June 30, 2002 related primarily to foreign exchange gains.

         Income from continuing operations before provision for income taxes. Income from continuing operations before provision for income taxes increased by $7.6 million to $17.0 million for the six months ended June 30, 2002 compared to $9.3 million for the six months ended June 30, 2001 due to the reasons discussed above.

         Provision for income taxes. Provision for income taxes was $6.6 million for the six months ended June 30, 2002 compared to a provision of $3.7 million for the six months ended June 30, 2001. The effective tax rate for the six months ended June 30, 2002 was 38.7% compared to 39.4% for the six months ended June 30, 2001. This decrease is due to the cessation of amortization of non-deductible goodwill for book purposes as well as an increase in the income earned in foreign jurisdictions with lower overall tax rates resulting primarily from the acquisition of O'Gara. Our effective tax rate for the six months ended June 30, 2002 reflects management's expectation of our effective tax rate for the 2002 fiscal year. Our expected effective tax rate for fiscal 2002 is not necessarily indicative of what our actual effective rate will be due to the changing concentration and mix of income in the various countries in which we continue to operate.

         Income from continuing operations. Income from continuing operations increased by $4.7 million to $10.4 for the six months ended June 30, 2002 compared to $5.6 million for the six months ended June 30, 2001 due to the factors discussed above.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001.

DISCONTINUED OPERATIONS

         Services revenues. The Services division revenues increased $5.9 million, or 13.1%, to $50.5 million for the six months ended June 30, 2002 compared to $44.7 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, revenue increased 4.2% internally, including year over year changes in acquired businesses, and 8.6% from the acquisition of International Training, Inc. ("ITI"), which was acquired as part of the acquisition of O'Gara and is included in the Services division from the date of acquisition.

         Cost of sales. Cost of sales increased $6.6 million, or 22.4%, to $36.1 million for the six months ended June 30, 2002 compared to $29.5 million for the six months ended June 30, 2001. This increase was due primarily to internal revenue growth and the acquisition of ITI. As a percentage of total revenues, cost of sales increased to 71.4% of total revenues for the six months ended June 30, 2002 from

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


66.0% for the six months ended June 30, 2001. This increase as a percentage of total revenues was primarily due weak Integrated Systems revenues resulting in poor margins coupled with the loss of high margin oil industry security work in Latin America and the scaling down of business in the Democratic Republic of Congo.

         Operating expenses. Operating expenses increased $3.0 million, or 25.8%, to $14.6 million (28.8% of total revenues) for the six months ended June 30, 2002 compared to $11.6 million (25.9% of total revenues) for the six months ended June 30, 2001. This increase was primarily due to growth in the overall business as well as to additional operating expenses associated with the operations of ITI, acquired in August 2001. The increase in operating expenses as a percent of sales resulted from lower foreign exchange gains in 2002 compared to 2001.

         Amortization. Amortization expense decreased $732,000, or 100%, to $0 for the six months ended June 30, 2002 compared to $732,000 for the six months ended June 30, 2001. This decrease was a result of the implementation of SFAS 142, which eliminates goodwill amortization for acquisitions completed after July 1, 2001 and for fiscal years beginning January 1, 2002.

         Restructuring and related charges. The Services division incurred $10.0 million of restructuring and related charges for the six months ended June 30, 2001 related to the January 2001 restructuring plan. In January 2001, our ArmorGroup Services division approved a restructuring plan to close its U.S. investigative businesses, realign the division's organization, eliminate excess facilities and reduce overhead in its businesses worldwide. In connection with this restructuring plan, the division performed a review of its long-lived assets to identify potential impairments. Pursuant to this restructuring plan, ArmorGroup i) eliminated 26 employees, primarily from its investigative businesses, ii) eliminated an additional 24 employees from its security business, iii) incurred lease and other exit costs as a result of the closure of its investigative businesses, and iv) wrote-down the value of both tangible and intangible assets as a result of the impairment review. Most of the significant actions contemplated by the restructuring plan have been completed.

         As of June 30, 2002, we had a remaining liability of $304,000 relating to lease termination costs after first and second quarter utilization of reserves for lease related costs of ($50,000). The remaining liability has been classified in accrued expenses and other current liabilities in liabilities of discontinued operations on the consolidated balance sheet.

         Integration and other non-recurring charges. Integration and other non-recurring charges increased $266,000, or 216.3%, to $389,000 for the six month period ended June 30, 2002 compared to $123,000 for the six months ended June 30, 2001. These charges reflect certain integration expenses associated with integrating ITI into the ArmorGroup Services division.

         Operating loss. Operating losses decreased $6.7 million to $539,000 for the six months ended June 30, 2002 compared to a loss of $7.2 million for the six months ended June 30, 2001 due to the factors discussed above. Losses for the six months ended June 30, 2001 included $10.0 million of costs associated with the January 2001 restructuring plan, which included a $7.4 million write-off of goodwill due to impairment associated with the January 2001 restructuring plan.

         Interest expense, net. Interest expense, net increased by $7,000, or 8.1%, to $93,000 in the six months ended June 30, 2002 compared to $86,000 in the six months ended June 30, 2001. This decrease was due primarily to higher loan outstandings.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

     Other income, net. Other income, net, was $58,000 in the six months ended June 30, 2002, compared to other income, net of $227,000 for the six months ended June 30, 2001. Other income, net for the six months ended June 30, 2002 was primarily foreign exchange gains. Other income, net for the six months ended June 30, 2001 was primarily resulted from the sale of our investment in JSGS.

     Loss from discontinued operations before benefit for income taxes. Loss from discontinued operations before benefit for income taxes decreased by $6.5 million to $574,000 in the six months ended June 30, 2002 compared to $7.1 million in the six months ended June 30, 2001 due to the reasons discussed above.

         Income tax benefit. Income tax benefit was $218,000 in the six months ended June 30, 2002 compared to a provision of $2.3 million in the six months ended June 30, 2001. The effective tax rate for the six months ended June 30, 2002 was 37.9% compared to a provision of 32.9% for the six months ended June 30, 2001. The increase in our effective tax rate for the six months ended June 30, 2002 includes the benefits associated with the cessation of amortization of non-deductible goodwill for book purposes and is due primarily to the increase in the proportion of domestic income to total income from discontinued operations resulting from ITI, acquired in August 2001 as part of the O'Gara acquisition. The effective tax rate reflects management's expectation of our effective tax rate for the 2002 fiscal year. Our expected effective tax rate for fiscal 2002 is not necessarily indicative of what our actual effective rate will be due to the changing concentration and mix of income in the various countries in which we operate.

     Loss from discontinued operations. Losses from discontinued operations were $356,000 for the six months ended June 30, 2002 compared to $4.8 million for the six months ended June 30, 2001 due to the factors discussed above.

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

     The Credit Agreement also provides that Bank of America will make swing-line loans to us of up to $5,000,000 for working capital purposes and will issue letters of credit on our behalf of up to $20,000,000. As of June 30, 2002 we had no outstanding borrowings under our Credit Facility, and Bank of America had issued $11.2 million in letters of credit on our behalf under the Credit Agreement. All indebtedness under the Credit Agreement will mature on February 12, 2004. On June 30, 2002, we had approximately $4 million in long-term debt, net of current portion, for continuing operations, consisting primarily of $2.8 million in industrial development revenue bonds.

     In March 2002, our Board of Directors approved a stock repurchase program that allows us to repurchase up to 10% of our outstanding shares. Through August 12, 2002, we have repurchased 1.9 million shares of our common stock under this program at an average price per share of $13.46. We expect to continue our policy of repurchasing our common stock at opportune intervals. In addition, our Credit Agreement permits us to repurchase shares of our common stock if the Company's ratio of Consolidated Total Indebtedness to Consolidated EBTIDA (as such terms are defined in the Credit Agreement) for any rolling twelve month period is less than 2:00 to 1, and there is no limitation under the Credit Agreement on the amount of stock that we can repurchase within these guidelines.

     Working capital, excluding amounts relating to discontinued operations, was $122.4 million and $114.1 million as of June 30, 2002 and December 31, 2001, respectively.

     Our spending for our fiscal 2002 capital expenditures for our continuing operations is expected to be approximately $8.0 million, of which we have already spent approximately $1.8 million through six months ending June 30, 2002. Our spending for our fiscal 2002 capital expenditures for our discontinued operations is expected to be approximately $2.1 million, of which we have already spent approximately $900,000 through six months ending June 30, 2002. Such expenditures include, leasehold improvements, information technology and communications infrastructure equipment and software, and manufacturing machinery and equipment.

     We anticipate that the cash generated from operations, cash on hand, net proceeds from our stock offering completed in December 2001 and borrowings under the Credit Agreement will enable us to meet liquidity, working capital and capital expenditure requirements during the next 12 months. We may, however, require additional financing to pursue our strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our annual meeting of stockholders on June 18, 2002 for the purpose of electing directors, approving the 2002 Stock Incentive Plan and ratifying the appointment of PricewaterhouseCoopers LLP as independent accountants.

         Each of management's nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below.

                                      FOR             WITHHELD/
                                                       AGAINST
Warren B. Kanders                   22,768,833         7,537,458
Jonathan M. Spiller                 29,625,971          680,320
Burtt R. Ehrlich                    29,706,271          600,020
Nicholas Sokolow                    29,710,371          595,920
Thomas W. Strauss                   29,710,371          595,920
Alair A. Townsend                   29,710,371          595,920
Stephen B. Salzman                  29,710,371          595,920

         Mr. Salzman resigned from our Board of Directors on June 26, 2002. On July 3, 2002, our Board of Directors appointed Deborah A. Zoulas to serve as a member of the Board of Directors.

         The other matters voted upon at the annual meeting were approved with the number of votes set forth below:

                                                   FOR          AGAINST      WITHHELD         BROKER
                                                                                             NON-VOTES
Approval of 2002 Stock Incentive Plan          17,572,857      8,566,865      23,369          4,143,200
Ratification of PricewaterhouseCoopers
     LLP as independent accountants
                                               27,739,844      2,559,635      6,812           -0-

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         The following exhibits are filed as part of this quarterly report on Form 10-Q.

         99.1 Written Statement by the Chief Executive Officer and Chief Financial Officer of Armor Holdings, Inc.

         (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.

 ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        ARMOR HOLDINGS, INC.

        /s/ Jonathan M. Spiller
        ----------------------------------
        Jonathan M. Spiller
        President, Chief Executive Officer
        and Director
        Dated:  August 14, 2002

        /s/ Robert R. Schiller
        -------------------------------------
        Robert R. Schiller
        Executive Vice President and Chief Financial Officer
        Dated:  August 14, 2002