Form 10-Q
period 2002-09-30
ARMOR HOLDINGS INC
filed 2002-11-14
CIK 845752

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

              FOR THE QUARTERLY PERIOD ENDED September 30, 2002, or
                                             ------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No
                                               ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No
                                                        ---

The number of shares outstanding of the registrant's Common Stock as of November 7, 2002 is 29,456,702.

                              ARMOR HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX



                                                                                                           Page
PART I  - FINANCIAL INFORMATION

             ITEM 1.    FINANCIAL STATEMENTS.........................................................        3

             ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................       22

             ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                  ABOUT MARKET RISK..................................................       36

             ITEM 4.    CONTROLS AND PROCEDURES......................................................       37

PART II - OTHER INFORMATION..........................................................................

            ITEM 1.      LEGAL PROCEEDINGS...........................................................       38

            ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K............................................       38

SIGNATURES                                                                                                  39


                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all material intercompany accounts and transactions) which management considers necessary for a fair presentation of operating results as of September 30, 2002 and for the three-month and nine-month periods ended September 30, 2002 and September 30, 2001.

         These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                            SEPTEMBER 30, 2002
                                                                (UNAUDITED)                DECEMBER 31, 2001*
                                                          -------------------------     -------------------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                $     16,584                  $      47,489
    Accounts receivable (net of allowance for
      doubtful accounts of $1,146 and $1,620)                      55,928                         50,119
    Costs and earned gross profit in excess of billings             3,254                          5,451
    Inventories                                                    63,399                         50,553
    Prepaid expenses and other current assets                      13,750                          8,947
    Current assets of discontinued operations (Note 2)             33,886                         37,562
                                                          -------------------------     -------------------------
        Total current assets                                      186,801                        200,121

PROPERTY, PLANT AND EQUIPMENT (net
  of accumulated depreciation of $11,490 and
  $8,096)                                                          45,401                         36,704

GOODWILL (net of accumulated amortization
  of $4,024 and $4,024)                                            96,340                         86,808


PATENTS, LICENSES AND TRADEMARKS
 (net of accumulated amortization of $2,139 and $1,930)             7,307                          6,695

Long-term assets of discontinued operations (Note 2)               39,877                         50,341

OTHER ASSETS                                                        5,901                          7,388
                                                          -------------------------     -------------------------
TOTAL ASSETS                                                   $  381,627                  $     388,057
                                                          =========================     =========================


                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                SEPTEMBER 30, 2002
                                                                    (UNAUDITED)            DECEMBER 31, 2001*
                                                               ----------------------   -------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                $    2,389               $    1,773
    Short-term debt                                                           -                      709
    Accounts payable                                                     21,233                   21,444
    Accrued expenses and other current liabilities                       30,170                   24,514
    Income taxes payable                                                  5,516                        -
    Current liabilities of discontinued operations (Note 2)              12,737                    8,958
                                                               ----------------------   -------------------------
        Total current liabilities                                        72,045                   57,398

Long-term liabilities of discontinued operations (Note 2)                   201                      415
LONG-TERM DEBT, less current portion                                     10,789                    4,225
                                                               ----------------------   -------------------------
   Total liabilities                                                     83,035                   62,038

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
    authorized; no shares issued and outstanding                              -                        -
   Common stock, $.01 par value; 50,000,000 shares
         authorized; 33,593,310 and 33,065,904 issued and
         29,456,025 and 30,857,019 outstanding at
         September 30, 2002 and December 31, 2001,
         respectively                                                       336                      331
    Additional paid-in capital                                          306,140                  301,995
    Retained earnings                                                    47,073                   51,745
    Accumulated other comprehensive loss                                 (5,324)                  (4,473)
    Treasury stock                                                      (49,633)                 (23,579)
                                                               ----------------------   -------------------------
       Total stockholders' equity                                       298,592                  326,019
                                                               ----------------------   -------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 381,627              $   388,057
                                                               ======================   =========================



                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        THREE MONTHS ENDED                          NINE MONTHS ENDED
                                              SEPTEMBER 30, 2002   SEPTEMBER 30, 2001    SEPTEMBER 30, 2002   SEPTEMBER 30, 2001
                                             --------------------  -------------------   ----------------------------------------
REVENUES:

  Products                                              $ 49,047             $ 39,315            $131,049              $ 107,583
  Mobile Security                                         31,510                9,349              90,717                  9,349
                                             --------------------  -------------------   -------------------  -------------------
  Total Revenues                                          80,557               48,664             221,766                116,932
                                             --------------------  -------------------   -------------------  -------------------

COSTS AND EXPENSES:
  Cost of sales                                           55,947               31,437             152,481                 71,650
  Operating expenses                                      12,852               10,537              37,046                 26,078
  Amortization                                                62                  525                 213                  1,571
  Integration and other non-recurring
  charges                                                  1,359                  837               4,476                  1,550
                                             --------------------  -------------------   -------------------  -------------------

OPERATING INCOME                                          10,337                5,328              27,550                 16,083

  Interest expense, net                                      343                1,102                 669                  2,530
  Other (income) expense, net                                (13)                 146                 (77)                   146
                                             --------------------  -------------------   -------------------  -------------------

INCOME FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES                                10,007                4,080              26,958                 13,407

PROVISION  FOR INCOME TAXES                                7,043                1,607              13,603                  5,282
                                             --------------------  -------------------   -------------------  -------------------
INCOME FROM CONTINUING OPERATIONS                          2,964                2,473              13,355                  8,125
                                             --------------------  -------------------   -------------------  -------------------
DISCONTINUED OPERATIONS (NOTE  2):
(LOSS) INCOME FROM DISCONTINUED OPERATIONS
BEFORE PROVISION FOR INCOME TAXES (BENEFIT)              (17,032)               1,058             (17,606)                (6,024)

PROVISION FOR INCOME TAXES (BENEFIT)                         639                 (292)                421                 (2,624)
                                             --------------------  -------------------   -------------------  -------------------
(LOSS) INCOME FROM DISCONTINUED OPERATIONS               (17,671)               1,350             (18,027)                (3,400)
                                             --------------------  -------------------   -------------------  -------------------
NET (LOSS) INCOME                                       $(14,707)             $ 3,823             $(4,672)               $ 4,725
                                             ====================  ===================   ===================  ===================

NET INCOME/(LOSS) PER COMMON SHARE - BASIC
INCOME FROM CONTINUING OPERATIONS                        $  0.10               $ 0.10              $ 0.44                 $ 0.35

(LOSS) INCOME FROM DISCONTINUED OPERATIONS                 (0.60)                0.06               (0.59)                 (0.15)
                                             --------------------  -------------------   -------------------  -------------------
BASIC (LOSS) EARNINGS PER SHARE                          $ (0.50)              $ 0.16             $ (0.15)                $ 0.20
                                             ====================  ===================   ===================  ===================

            See notes to condensed consolidated financial statements.






NET INCOME/(LOSS) PER COMMON SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS                         $ 0.10               $ 0.10              $ 0.43                 $ 0.34
(LOSS) INCOME FROM DISCONTINUED OPERATIONS                 (0.59)                0.06               (0.58)                 (0.14)
                                             --------------------  -------------------   -------------------  -------------------
DILUTED (LOSS) EARNINGS PER SHARE                        $ (0.49)              $ 0.16             $ (0.15)                $ 0.20
                                             ====================  ===================   ===================  ===================

WEIGHTED AVERAGE SHARES - BASIC                           29,708               23,645              30,639                 23,190
                                             ====================  ===================   ===================  ===================

WEIGHTED AVERAGE SHARES - DILUTED                         30,037               24,317              31,373                 23,905
                                             ====================  ===================   ===================  ===================


            See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ARMOR HOLDINGS, INC. AND SUBSIDIARIES  (UNAUDITED)
(IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                 --------------------------------------------
                                                                                 SEPTEMBER 30, 2002        SEPTEMBER 30, 2001
                                                                                 ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                                     $13,355                 $   8,125
  Adjustments to reconcile income from continuing operations to cash used in operating activities:
     Depreciation and amortization                                                        4,049                     3,590
     Loss on disposal of fixed assets                                                       136                         -
     Deferred income taxes                                                                 (680)                     (42)
  Changes in operating assets and liabilities, net of acquisitions:
      Increase in accounts receivable                                                    (3,130)                  (10,618)
      Increase in inventories                                                           (10,203)                   (6,197)
      Increase in prepaid expenses and other assets                                      (3,569)                   (3,341)
      (Decrease) increase in accounts payable, accrued
         expenses and other current liabilities                                          (6,775)                    6,931
      Increase in income taxes payable                                                    6,345                     1,175
                                                                               -----------------------   ------------------------
      Net cash used in operating activities                                                (472)                    (377)
                                                                               -----------------------   ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of patents and trademarks                                                       (45)                      (34)
   Purchase of property and equipment                                                    (4,548)                   (3,422)
   Additional consideration for purchased businesses                                     (2,652)                   (2,350)
   Proceeds from sale of equity securities                                                    -                       843
   Purchase of businesses, net of cash acquired                                          (7,411)                  (40,688)
                                                                               -----------------------   ------------------------
   Net cash used in investing activities                                                (14,656)                  (45,651)
                                                                               -----------------------   ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options                                            4,237                     6,548
   Repurchases of treasury stock                                                        (26,054)                     (722)
   Proceeds from issuance of treasury shares for the exercise
        of stock options                                                                      -                       686
   Cash paid for offering costs                                                            (326)                        -
   Repayments of long-term debt                                                            (591)                     (300)
   Borrowings under line of credit                                                       27,763                    83,347
   Repayments under line of credit                                                      (20,701)                  (33,932)
                                                                               -----------------------   ------------------------
   Net cash provided by (used in) financing activities                                  (15,672)                   55,627

   Effect of exchange rate changes on cash and cash equivalents                            (872)                      365
   Net cash used in discontinued operations                                                (644)                   (5,331)
                                                                               -----------------------   ------------------------
   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (32,316)                    4,633
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        53,719                     7,257
                                                                               -----------------------   ------------------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  21,403                 $  11,890
                                                                               =======================   ========================

   CASH AND CASH EQUIVALENTS, END OF PERIOD
       CONTINUING OPERATIONS                                                          $  16,584                $    5,525
       DISCONTINUED OPERATIONS                                                            4,819                     6,365
                                                                               -----------------------   ------------------------
                                                                                      $  21,403                 $  11,890
                                                                               =======================   ========================


            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries (the "Company", "we", "us") have been prepared in accordance with generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals and the elimination of all material intercompany accounts and transactions) considered necessary by management to present a fair presentation have been included. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

         As discussed in Note 2 and elsewhere in this Form 10-Q, we announced our intention to sell our ArmorGroup Services division (the "Services division"). As a result, the assets and liabilities of the Services division have been classified as assets and liabilities of discontinued operations on our balance sheet and the results of their operations classified as income from discontinued operations in the accompanying unaudited condensed consolidated financial statements. Certain prior year amounts have been reclassified to conform to this presentation.


NOTE 2 - DISCONTINUED OPERATIONS

         On July 15, 2002, we announced plans to sell the Services division and the retention of Merrill Lynch & Company to assist in the sale. In accordance with Statement of Accounting Standards 144, Accounting for Impairment or Disposal of Long-Lived Assets, the assets and liabilities of the Services division have been classified as held for sale, with its operating results in the current and prior periods reported in discontinued operations for the three and nine month periods ending September 30, 2002 and 2001. USDS, Inc., a subsidiary providing certain training services, formerly reported as a part of Services is not included in the amounts classified as assets held for sale. The assets and liabilities as well as the operating results of USDS, Inc. have been reclassified to Armor Holdings Products where management oversight currently resides.

         For the period ended September 30, 2002, we reviewed the carrying value of our Services division and based upon an analysis of preliminary bids and discussions with our investment bankers, we decided to reduce the carrying value of our Services division. As noted elsewhere in this Form 10-Q, the results of our discontinued operations included an $11.9 million after-tax impairment charge to reflect management's current estimate of the carrying value of our Services division, less estimated disposal costs. As required by Statement of Accounting Standards 144, we have based our estimated realizable value of our Services division on the best information currently available, however, the actual proceeds from the disposal of our Services division may differ materially from management's estimates and therefore could result in either a gain or a loss upon final disposal. Further, we are considering a sale of the systems integration component of our Services division on a stand-alone basis to maximize the overall value of the sale of our Services division.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


         The following is a summary of the operating results of our discontinued operations for the three and nine months ended September 30, 2002 and 2001.

                                                     THREE MONTHS ENDED                          NINE MONTHS ENDED

                                          SEPTEMBER 30, 2002   SEPTEMBER 30, 2001     SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                          -------------------- --------------------   --------------------  -------------------
                                                       (IN THOUSANDS)                              (IN THOUSANDS)
Revenue                                        $ 23,747             $ 25,082               $ 74,273              $ 69,744
Cost of sales                                    19,730               17,419                 55,840                46,913
Operating expenses                                8,018                6,108                 22,582                17,685
Amortization expenses                                 -                  318                      -                 1,050
Charge for impairment of
long-lived assets                                11,905                    -                 11,905                     -
Restructuring and related charges                     -                    -                      -                 9,959
Integration and other non-recurring
charges                                             836                  127                  1,225                   250
                                          -------------------- --------------------   --------------------  -------------------
Operating (loss) income                         (16,742)               1,110                (17,279)               (6,113)
Interest expense, net                                34                   23                    127                   109
Other expense (income), net                         256                   29                    200                  (198)
                                          -------------------- --------------------   --------------------  -------------------
(Loss) income from discontinued
operations before provision (benefit)
for income taxes                                (17,032)               1,058                (17,606)               (6,024)
Provision (benefit) for income taxes(a)             639                 (292)                   421                (2,624)
                                          -------------------- --------------------   --------------------  -------------------
(Loss) income from discontinued
operations                                    $ (17,671)             $ 1,350              $ (18,027)             $ (3,400)
                                          ==================== ====================   ====================  ===================

(a) The taxes reflected here report the balance of the consolidated tax provision not reflected in continuing operations. On a separate return basis, the tax provision here would reflect additional expense of $3,300 for the three and nine months ended September 30, 2002, that is required by paragraphs 26 and 27 of SFAS No. 109 (as discussed elsewhere herein) to be included in income from continuing operations on a consolidated basis.


              OTHER DISCLOSURES RELATED TO DISCONTINUED OPERATIONS

----------------------------------------------------------------------------------------
                                               Nine Months Ended      Nine Months Ended
                                               September 30, 2002     September 30, 2001
----------------------------------------------------------------------------------------
Increase (decrease):
----------------------------------------------------------------------------------------
Accounts Receivable                                 $ (2,211)               $  5,799
----------------------------------------------------------------------------------------
Net assets related to tax accounts                  $   (251)               $    804
----------------------------------------------------------------------------------------
Property, Plant and Equipment                       $  1,913                $  2,569
----------------------------------------------------------------------------------------
Long-lived assets impairment and amortization       $(11,905)               $ (7,260)
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Net liabilities related to tax accounts             $  1,305                $ (1,616)
----------------------------------------------------------------------------------------
Accrued liabilities and short-term debt             $  2,369                $  3,645
----------------------------------------------------------------------------------------

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


         The following is a summary of the assets and liabilities of our discontinued operations:

                                                                    SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                                                    ------------------     -----------------
                                                                                     (IN THOUSANDS)
Assets
  Cash and cash equivalents                                                 $  4,819             $  6,230
  Accounts receivable, net                                                    21,829               24,040
  Other current assets                                                         7,238                7,292
                                                                    ------------------     -----------------
      Total current assets                                                    33,886               37,562
  Property, plant and equipment, net                                          11,271                9,358
  Goodwill, net                                                               25,326               36,865
  Other assets                                                                 3,280                4,118
                                                                    ------------------     -----------------
 Total assets of discontinued operations                                    $ 73,763             $ 87,903
                                                                    ==================     =================

Liabilities
  Current portion of long-term debt                                            $ 387             $    282
   Short-term debt                                                               445                  681
   Accounts payable                                                            2,708                2,692
   Accrued expenses and other current liabilities                              9,197                5,303
                                                                    ------------------     -----------------
       Total current liabilities                                              12,737                8,958
   Long-term debt                                                                201                  415
                                                                    ------------------     -----------------
Total liabilities of discontinued operations                                $ 12,938             $  9,373
                                                                    ==================     =================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

NOTE 3 - COMPREHENSIVE INCOME

         The components of comprehensive income, net of tax benefits of $26,000 and $496,000 for the three months ended September 30, 2002 and 2001, respectively, and $197,000 and $999,000 for the nine months ended September 30, 2002 and 2001, respectively, are listed below:


                                                       THREE MONTHS ENDED                           NINE MONTHS ENDED

                                             SEPTEMBER 30, 2002   SEPTEMBER 30, 2001     SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                             -------------------  -------------------    --------------------  -------------------
                                                         (IN THOUSANDS)                               (IN THOUSANDS)
Net (loss) income                                 $(14,707)            $  3,823               $ (4,672)              $ 4,725
Other comprehensive loss:
   Foreign currency translations, net
   of tax                                             (617)                (881)                  (852)               (1,776)
                                             -------------------  -------------------    --------------------  -------------------
Comprehensive (loss) income:                      $(15,324)              $2,942               $ (5,524)             $  2,949
                                             ===================  ===================    ====================  ===================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


NOTE 4 - INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

                                                                    SEPTEMBER 30, 2002           DECEMBER 31, 2001
                                                                    ------------------           -----------------
                                                                                     (IN THOUSANDS)
Raw material                                                                     $33,686                    $ 28,796
Work-in-process                                                                   14,495                      12,941
Finished goods                                                                    15,218                       8,816
                                                                   ------------------------     -----------------------
  Total inventories                                                             $ 63,399                    $ 50,553
                                                                   ========================     =======================



NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities are summarized as follows:

                                                                     SEPTEMBER 30, 2002           DECEMBER 31, 2001
                                                                   ------------------------     -----------------------
                                                                                     (IN THOUSANDS)
Accrued expenses and other current liabilities                                    $ 20,745                    $ 16,987
Deferred consideration for acquisitions                                              1,841                         525
Customer deposits                                                                    7,584                       7,002
                                                                   ------------------------     -----------------------
                                                                                  $ 30,170                    $ 24,514
                                                                   ========================     =======================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

NOTE 6 - ACQUISITIONS

         During the third quarter of 2002, we completed three acquisitions:
B-Square, Inc. ("B-Square"), Evi Paq, Inc. ("Evi Paq") and Sachsenring Fahrzeugbau GmbH ("Trasco").

B-SQUARE

         On, August 13, 2002, we acquired 100% of the outstanding stock of B-Square. Based in Fort Worth, Texas, B-Square is a leading designer, manufacturer and marketer of quality aluminum and steel sight mounts, tools and accessories for the law enforcement, military and sporting goods (hunting and target shooting) markets. In addition to the B-Square brand, the Company sells sight mounts under the Lynx and Hillver brand names. In consideration for all of the outstanding stock of B-Square, we paid $2.9 million in cash, with $675,000 of purchase price deferred and we incurred $2.3 million of goodwill. B-Square had $2.8 million in revenues for its fiscal year ended December 31, 2001.

EVI-PAQ

         On, August 13, 2002, we acquired substantially all of the assets of Evi-Paq. Based in Tuscon, Arizona, Evi-Paq designs, manufactures and sells a niche line of innovative crime scene supplies, including patented evidence marking items, evidence collection products and bullet trajectory products, targeted towards homicide investigators. In consideration for substantially all of the assets of Evi-Paq, we paid $549,000 in cash, with $110,000 of purchase price deferred, and we incurred $592,000 of goodwill.

TRASCO

         On September 24, 2002, we acquired substantially all of the assets of Trasco through a German bankruptcy proceeding. Based in Bremen, Germany, Trasco is a leading high-end armored vehicle manufacturer for a variety of customers in Europe, Asia and the Middle East. In consideration for substantially all of the assets of Trasco, the purchase price was (Eurodollar)5.8 million in cash, which was paid subsequent to September 30, 2002. We did not incur any goodwill since our purchase price was below the net assets of Trasco.

         Assuming the acquisitions above were consummated at the beginning of 2001 and 2002, the pro forma results would not be materially different from the results reported.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)


NOTE 7 - INFORMATION CONCERNING BUSINESS SEGMENTS AND
         GEOGRAPHICAL SALES

         We are a leading manufacturer and provider of security products, vehicle armor systems, and security training services. Our products and services are used by military, law enforcement, security and corrections personnel throughout the world, as well as governmental agencies, multinational corporations and non-governmental organizations. Our continuing operations are organized and operated under two business segments: Armor Holdings Products and Armor Mobile Security. Our Services division has been classified as discontinued operations and is no longer included in this presentation (See Note 2).

         Armor Holdings Products. Our Armor Holdings Products division manufactures and sells a broad range of high quality equipment marketed under brand names that are well known and respected in the military and law enforcement communities. Products manufactured by this division include body armor, tactical armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, forensic products and weapon maintenance products. USDS, Inc., a small subsidiary providing certain training services formerly reported as a part of the Services division, is not included in the amounts classified as assets held for sale or discontinued operations and has been reclassified to our Armor Holdings Products division where management oversight currently resides.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

      Revenues, operating income and total assets for each of our continuing segments are as follows:


                                                                                       NINE MONTHS ENDED
                                                                       SEPTEMBER 30, 2002            SEPTEMBER 30, 2001
                                                                    --------------------------    -------------------------
                                                                                         (IN THOUSANDS)
         Revenues:
           Products                                                      $  131,049                    $  107,583
           Mobile Security                                                   90,717                         9,349
                                                                   ===========================   ==========================
             Total revenues                                              $  221,766                    $  116,932
                                                                   ===========================   ==========================

         Operating income:
           Products                                                       $  24,068                    $   19,839
           Mobile Security                                                    9,156                           739
           Corporate                                                         (5,674)                       (4,495)
                                                                   ---------------------------   --------------------------
             Total operating income                                       $  27,550                    $   16,083
                                                                   ===========================   ==========================

         Total assets:
           Products                                                      $  176,951                    $   148,459
           Mobile Security                                                  112,136                         93,425
           Corporate                                                         18,777                          9,093
                                                                   ---------------------------   --------------------------
              Total assets                                               $  307,864                     $  250,977
                                                                   ===========================   ==========================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

         The following unaudited information with respect to revenues, operating income from continuing operations (geographic operating income from continuing operations before amortization expense and integration and other non-recurring charges) and total assets to principal geographic areas are as follows:

                                                                                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 2002            SEPTEMBER 30, 2001
                                                                   ------------------------     -------------------------
                                                                                      (IN THOUSANDS)
         Revenues:
            North America                                                     $157,069                     $ 91,442
            South America                                                       21,983                        2,236
            Africa                                                               1,344                        2,007
            Europe/Asia                                                         41,370                       21,247
                                                                  -------------------------    --------------------------
               Total revenue                                                  $221,766                     $116,932
                                                                  =========================    ==========================

         Geographic operating income:
            North America                                                      $23,928                     $ 13,766
            South America                                                        1,690                          377
            Africa                                                                 430                          713
            Europe/Asia                                                          6,191                        4,348
                                                                  -------------------------    --------------------------
               Total geographic operating income                               $32,239                      $19,204
                                                                  =========================    ==========================

         Total assets:
            North America                                                     $258,123                     $220,137
            South America                                                        9,856                        4,580
            Africa                                                                   -                            -
            Europe/Asia                                                         39,885                       26,260
                                                                  -------------------------    --------------------------
                Total assets                                                  $307,864                     $250,977
                                                                  =========================    ==========================


         A reconciliation of consolidated geographic operating income from continuing operations to consolidated operating income from continuing operations follows:

                                                                                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 2002            SEPTEMBER 30, 2001
                                                                   ------------------------     -------------------------
                                                                                      (IN THOUSANDS)

         Consolidated geographic operating income                         $  32,239                   $  19,204
         Amortization                                                          (213)                     (1,571)
         Integration and other non-recurring charges                         (4,476)                     (1,550)
                                                                   ------------------------     -------------------------
         Operating income                                                 $  27,550                    $ 16,083
                                                                   ========================     =========================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)



NOTE 8.  EARNINGS PER SHARE

         The following details the numerators and denominators of the basic and diluted earnings per share computations for net income from continuing operations:

                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED

                                                             SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                                                 2002              2001              2002             2001
                                                            ----------------  ----------------   -------------- -----------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Numerator for basic and diluted earnings per share:

Income from continuing operations                                   $ 2,964           $ 2,473         $ 13,355           $ 8,125
                                                            ----------------  ----------------   -------------- -----------------
Denominator for basic earnings per share -
weighted average shares outstanding:                                 29,708            23,645           30,639            23,190

Effect of shares issuable under stock option
  and stock grant plans, based on the
  treasury stock method                                                 329               672              734               715
                                                            ----------------  ----------------   -------------- -----------------
Denominator for diluted earnings per
  share- Adjusted weighted average shares
  outstanding                                                        30,037            24,317           31,373            23,905
                                                            ----------------  ----------------   -------------- -----------------

Basic earnings per share from continuing                             $ 0.10            $ 0.10            $0.44            $ 0.35
operations                                                  ================  ================   ============== =================

Diluted earnings per share from continuing                           $ 0.10            $ 0.10            $0.43             $0.34
operations                                                  ================  ================   ============== =================

         The diluted earnings per share amounts shown herein for the three and nine months ended September 30, 2002 reflect a change in the number of weighted average shares outstanding on a fully diluted basis to 30,037 and 31,373, respectively, from 29,708 and 30,639, respectively, as reported in our earnings press release for the quarter ended September 30, 2002 issued on November 5, 2002.

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

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. We implemented SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS 142, the Company completed in the second quarter the transitional goodwill impairment test that compared the fair value of each reporting unit to its carrying value and determined that no impairment existed. The goodwill resulting from acquisitions made by us subsequent to June 30, 2001 was immediately subject to the non-amortization provisions of SFAS 142. Had we been accounting for goodwill under SFAS 142 for all periods presented, our net income and earnings per share would have been as follows:


                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED

                                                             SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                                                 2002              2001              2002             2001
                                                            ----------------  ----------------   -------------- -----------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Reported net income                                               $(14,707)           $ 3,823         $(4,672)           $ 4,725
Add back goodwill amortization, net of tax                                -               693                -             2,170
                                                            ----------------  ----------------   -------------- -----------------
  Actual/pro forma adjusted net income                           $ (14,707)           $ 4,516        $ (4,672)           $ 6,895
                                                            ================  ================   ============== =================

Basic earnings per share
  Reported basic earnings per share                                 $(0.50)             $0.16          $(0.15)             $0.20
  Goodwill amortization, net of tax                                       -              0.03                -              0.10
                                                            ----------------  ----------------   -------------- -----------------
  Actual/pro forma basic earnings per share                        $ (0.50)             $0.19         $ (0.15)             $0.30
                                                            ================  ================   ============== =================

Diluted earnings per share
  Reported diluted earnings per share                               $(0.49)             $0.16          $(0.15)             $0.20
  Goodwill amortization, net of tax                                       -              0.03                -              0.09
                                                            ----------------  ----------------   -------------- -----------------
  Actual/pro forma diluted earnings per share                      $ (0.49)             $0.19         $ (0.15)             $0.29
                                                            ================  ================   ============== =================

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

           In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. SFAS 144 requires that a long-lived asset to be (1) abandoned, (2) exchanged for a similar productive asset, or (3) distributed to owners in a spin-off be considered held and used until it is abandoned, exchanged, or distributed. SFAS 144 requires (1) that spin-offs and exchanges of similar productive assets to be recorded at the lower of carrying value or fair value, and that such assets be classified as held and used until disposed of and (2) that any impairment loss resulting from a spin-off or exchange of similar productive assets be recognized upon asset disposition. SFAS 144 also states that the total assets and total liabilities of discontinued business segments shall be presented in separate captions in assets and liabilities. SFAS 144 also provides that future losses, if any, of discontinued business segments shall be reported as incurred. Effective January 1, 2002, we adopted SFAS 144. The reclassification of the Services division to discontinued operations and subsequent reduction in its carrying value was a result of our adoption of SFAS 144.

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

         In June 2002, the FASB issued Statement of Financial Accounting Standard 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 is effective for exit or disposal activities initiated on or after December 31, 2002. The effects of adopting this standard will not have a material effect on the Company.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)



NOTE 10.  SUBSEQUENT EVENT

     On October 4, 2002, we acquired certain assets, including the intellectual property, previously owned by 911 Emergency Products, Inc. ("911 EP") from EP Survivors, LLC, a limited liability company organized by former secured creditors of 911 EP. Based in St. Cloud Minnesota, 911 EP is the leader in the use of light emitting diodes ("LEDs") for emergency vehicle lighting market.

     The transaction was valued at approximately $3.0 million including $1.12 million in cash at closing, $285,000 in cash or stock of Armor Holdings, Inc. one year from closing, and a $1.58 million 10-year note, together with deferred consideration in the form of an earn out and licensing fees. 911 EP has a run rate of approximately $4 million in revenues annually. We expect the acquisition to be accretive to earnings per share in 2003.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the results of operations and analysis of financial condition for the three and nine months ended September 30, 2002. The results of operations for purchase business combinations are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.


CRITICAL ACCOUNTING POLICIES (INCLUDING NEW ACCOUNTING PRONOUNCEMENTS):

         Revenue Recognition. We record revenue from our Armor Holdings Products division at the time of shipment. Returns are minimal and do not materially effect the financial statements. We record training service revenue as the services are performed over the term of the contract.

         We record revenue from our Mobile Security division when the vehicles are shipped, except a) for larger commercial contracts typically longer than four months in length and b) the contract for the delivery of HMMWVs to the U.S. Government which continues through 2005. Revenue from such contracts is recognized on the percentage of completion, units-of-work performed method. HMMWV units sold to the U.S. Government are considered complete when the onsite Department of Defense officer finishes the inspection of the HMMWV and approves it for delivery. Should such contracts be in a loss position, the entire estimated loss would be recognized for the balance of the contract at such time. Current contracts are profitable.

         Foreign Currency Translation. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange as of the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The cumulative change in the translation adjustment, which represents the effect of translating assets and liabilities of our foreign operations, was a pre-tax loss of approximately $6.7 million as of September 30, 2002 and $6.1 million as of December 31, 2001.

         Discontinued Operations. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), a component classified as held for sale is reported in discontinued operations when the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. In a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement for current and prior periods reports the results of operations of the component, including any gain or loss recognized in accordance with SFAS 144 paragraph 37, in discontinued operations. The results of discontinued operations, less applicable income taxes (benefit), is reported as a separate component of income before extraordinary items and the cumulative effect of accounting

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

changes (if applicable). The assets and liabilities of a disposal group classified as held for sale is presented separately in the asset and liability sections, respectively, of the statement of financial position.

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

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. We implemented SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS 142, the Company completed in the second quarter the transitional goodwill impairment test that compared the fair value of each reporting unit to its carrying value and determined that no impairment existed. The goodwill resulting from acquisitions made by us subsequent to June 30, 2001 was immediately subject to the non-amortization provisions of SFAS 142. Had we been accounting for goodwill under SFAS 142 for all periods presented, our net income and earnings per share would have been as follows:



                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED

                                                             SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                                                 2002              2001              2002             2001
                                                            ----------------  ----------------   -------------- -----------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Reported net income                                               $(14,707)           $ 3,823         $(4,672)           $ 4,725
Add back goodwill amortization, net of tax                                -               693                -             2,170
                                                            ----------------  ----------------   -------------- -----------------
  Actual/pro forma adjusted net income                           $ (14,707)           $ 4,516        $ (4,672)           $ 6,895
                                                            ================  ================   ============== =================
Basic earnings per share
  Reported basic earnings per share                                 $(0.50)             $0.16          $(0.15)             $0.20
  Goodwill amortization, net of tax                                       -              0.03                -              0.10
                                                            ----------------  ----------------   -------------- -----------------
  Actual/pro forma basic earnings per share                        $ (0.50)             $0.19         $ (0.15)             $0.30
                                                            ================  ================   ============== =================

Diluted earnings per share
  Reported diluted earnings per share                               $(0.49)             $0.16          $(0.15)             $0.20
  Goodwill amortization, net of tax                                       -              0.03                -              0.09
                                                            ----------------  ----------------   -------------- -----------------
  Actual/pro forma diluted earnings per share                      $ (0.49)             $0.19         $ (0.15)             $0.29
                                                            ================  ================   ============== =================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. SFAS 144 requires that a long-lived asset to be (1) abandoned, (2) exchanged for a similar productive asset, or (3) distributed to owners in a spin-off be considered held and used until it is abandoned, exchanged, or distributed. SFAS 144 requires (1) that spin-offs and exchanges of similar productive assets to be recorded at the lower of carrying value or fair value, and that such assets be classified as held and used until disposed of and (2) that any impairment loss resulting from a spin-off or exchange of similar productive assets be recognized upon asset disposition. SFAS 144 also states that the total assets and total liabilities of discontinued business segments shall be presented in separate captions in assets and liabilities. SFAS 144 also provides that future losses, if any, of discontinued business segments shall be reported as incurred. Effective January 1, 2002, we adopted SFAS 144. The reclassification of the Services division to discontinued operations and subsequent reduction in its carrying value was a result of our adoption of SFAS 144.

           In June 2002, the FASB issued Statement of Financial Accounting Standard 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 is effective for exit or disposal activities initiated on or after December 31, 2002. The effects of adopting this standard will not have a material effect on the Company.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001.

          Net (loss) income. Net (loss) income decreased $18.5 million to a net loss of $14.7 million for the three months ended September 30, 2002 compared to net income of $3.8 million for the three months ended September 30, 2001. Net
(loss) income for the three months ended September 30, 2002 includes income from continuing operations of $3.0 million and a loss from discontinued operations of $17.7 million, compared to income from continuing operations of $2.5 million and income from discontinued operations of $1.3 million for the three months ended September 30, 2001.

CONTINUING OPERATIONS

         Products revenues. Products division revenues increased $9.7 million, or 24.8%, to $49.0 million in the three months ended September 30, 2002, compared to $39.3 million in the three months ended September 30, 2001. For the three months ended September 30, 2002, Products division revenue increased 19.2% internally, including year over year changes in acquired businesses, and 5.6% due to the acquisitions of Identicator, Inc. ("Identicator"), Guardian Personal Security Products, Inc. ("Guardian"), Speedfeed, Inc. ("Speedfeed"), the Foldable Products Group ("Foldable"), Evi-Paq, Inc. ("Evi-Paq") and B-Square, Inc. ("B-Square"), all of which were completed subsequent to the second quarter of 2001. Products division revenues includes $5.1 million and $2.0 million from USDS, Inc. for the three months ended September 30, 2002 and September 30, 2001, respectively. In our filings prior to June 30, 2002, we reported USDS, Inc. as a part of the Services division.

         Mobile Security revenues. Mobile Security division revenues increased $22.2 million, or 237.0% to $31.5 million in the three months ended September 30, 2002, compared to $9.3 million in the three months ended September 30, 2001. The Mobile Security division was created through the acquisition of O'Gara, which was completed on August 22, 2001 and only included in our financial statements from the date of acquisition. Revenues for the three months ended 2001 included only one month of operations, from the date of acquisition. Including the two months of operations under prior ownership, Mobile Security division revenue increased 23.8% internally from approximately $25.4 million during the three months ended September 30, 2001.

         Cost of sales. Cost of sales increased $24.5 million, or 78.0%, to $55.9 million for the three months ended September 30, 2002 compared to $31.4 million for the three months ended September 30, 2001. This increase was due primarily to the O'Gara acquisition as well as overall revenue growth for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. As a percentage of total revenues, cost of sales increased to 69.5% of total revenues for the three months ended September 30, 2002 from 64.6% for the three months ended September 30, 2001. This increase as a percentage of total revenues was primarily due to the inclusion of the Mobile Security division which operates at lower average gross margins than the Products division.

         For the three months ended September 30, 2002, gross margins in the Products division were 36.7% compared to 38.3% reported in the same period last year, while the gross margins in the Mobile

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

Security division were 21.0% in the three-months ended September 30, 2002, compared to 23.3% for the stub portion of the September 30, 2001 quarter after the acquisition date. The decrease in the Products division gross margins is attributable to the impact of higher proportional revenue of USDS, Inc., which operates at margins, which are significantly lower than the gross margins experienced within the other Products division companies. The decrease in gross margins in the Mobile Security division was primarily due to a less favorable mix of commercial vehicle sales in Cincinnati compared to the same period the prior year, a heavier mix of "lower margin" cash-in-transit vehicles in 2002 compared to 2001, and a larger number of base unit sales included in revenue in the 2002 period.

         Operating expenses. Operating expenses increased $2.3 million, or 22.0%, to $12.9 million (16.0% of total revenues) for the three months ended September 30, 2002 compared to $10.5 million (21.7% of total revenues) for the three months ended September 30, 2001. This increase was primarily due to the operating expenses associated with the operations of O'Gara, acquired in August 2001, which were not included for the full three months ended September 30, 2001. Operating expenses also increased due to acquisitions in the Products division, as well as general internal growth of the business. Operating expenses as a percent of sales decreased because the Mobile Security division operates with a lower level of operating expenses as a percentage of sales than does the Products division.

         Amortization. Amortization expense decreased $463,000, or 88.2%, to $62,000 for the three months ended September 30, 2002 compared to $525,000 for the three months ended September 30, 2001. This decrease results from the implementation of SFAS 142, which eliminated goodwill amortization for all acquisitions completed after July 1, 2001, as well as for all fiscal years ending after January 1, 2002. Remaining amortization expense is related to patents and trademarks with finite lives.

         Integration and other non-recurring charges. Integration and other non-recurring charges increased $522,000, or 62.4%, to $1.4 million for the three month period ended September 30, 2002 compared to $837,000 in the three months ended September 30, 2001. These charges relate primarily to the integration of O'Gara, but also include certain non-recurring expenses related to the integration of our body armor operations, as well as costs related to the integration of the Products division's acquisitions completed subsequent to the second quarter of 2001. Integration and other non-recurring charges during the three month period ended September 30, 2002 also included direct costs and expenses associated with an acquisition that did not close.

         Operating income. Operating income from continuing operations increased $5.0 million to $10.3 million for the three months ended September 30, 2002 compared to $5.3 million in the three months ended September 30, 2001 due to the factors discussed above. USDS, Inc. contributed operating income that was previously reported as a part of the Services division of $500,000 and $240,000 for the three months ended September 30, 2002 and 2001, respectively.

         Interest expense, net. Interest expense, net decreased $759,000, or 68.9% to $343,000 for the three months ended September 30, 2002 compared to $1.1 million for the three months ended September 30, 2001. This decrease was due primarily to the repayment of long-term debt under our revolving credit facility with the net proceeds of the secondary common stock offering completed in December 2001.

         Other (income) expense, net. Other (income) expense, net, was $(13,000) for the three months ended September 30, 2002, compared to other (income) expense, net of $146,000 for the three months ended September 30, 2001 due to a gain on sale of fixed assets.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

         Income from continuing operations before provision for income taxes. Income from continuing operations before provision for income taxes increased by $5.9 million to $10.0 million for the three months ended September 30, 2002 compared to $4.1 million for the three months ended September 30, 2001 due to the reasons discussed above.

         Provision for income taxes. Provision for income taxes was $7.0 million for the three months ended September 30, 2002 compared to $1.6 million for the three months ended September 30, 2001. The provision for income taxes for the three months ended September 30, 2002 included charges of $3.3 million related to the establishment of valuation allowances for certain foreign deferred tax assets of our discontinued operations. The effect of these charges was to increase our effective tax rate for the three months ended September 30, 2002 to 70.4% compared to 39.4% for the three months ended September 30, 2001. Without these charges, our effective tax rate for the three months ended September 30, 2002 would have been 37.1%. The decrease in what our effective tax rate would have been without the tax charges related to our discontinued operations is due primarily to the cessation of amortization of non-deductible goodwill for book purposes as well as an increase in the income earned in foreign jurisdictions with lower overall tax rates resulting, primarily from the acquisition of O'Gara. Our expected effective tax rate for fiscal 2002 is 50.5% including the tax charges and 38.1% without the tax charges related to our discontinued operations. Our expected effective tax rate is not necessarily indicative of what our actual effective rate will be due to the changing concentration and mix of income in the various countries in which we continue to operate.

         Income from continuing operations. Income from continuing operations increased $491,000 to $3.0 million for the three months ended September 30, 2002 compared to $2.5 million for the three months ended September 30, 2001 due to the factors discussed above.

DISCONTINUED OPERATIONS


         Services revenues. Services division revenue decreased $1.3 million, or 5.3%, to $23.7 million for the three months ended September 30, 2002 compared to $25.1 million for the three months ended September 30, 2001. For the three months ended September 30, 2002, revenue increased 7.5% due to the acquisition of International Training, Inc. ("ITI"), which was acquired as part of the acquisition of O'Gara and is included in the Services division from the date of acquisition. The revenue reduction is a result of lower revenues in the Integrated Systems business in the USA and the Security business both in Latin America and Russia due to the completion of several large contracts.

         Cost of sales. Cost of sales increased $2.3 million, or 13.3%, to $19.7 million for the three months ended September 30, 2002 compared to $17.4 million for the three months ended September 30, 2001. This increase was due primarily to the acquisition of ITI. As a percentage of total revenue, cost of sales increased to 83.1% of total revenues for the three months ended September 30, 2002 from 69.4% for the three months ended September 30, 2001. This increase in cost of sales as a percentage of total revenue was primarily due to the weakness in our Integrated Systems business resulting in poor margins from increased inventory reserves, the loss of high margin oil industry security work in Latin America and the scaling down of business in the Democratic Republic of Congo.

         Operating expenses. Operating expenses increased $1.9 million, or 31.3%, to $8.0 million (33.8% of total revenues) for the three months ended September 30, 2002 compared to $6.1 million (24.4% of total revenues) for the three months ended September 30, 2001. This increase was due to

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

increased accounts receivable reserves, other asset write-downs, and other non-recurring charges in the Integrated Systems and Security businesses as well as additional operating expenses associated with ITI's operations, acquired in August 2001.

         Amortization. Amortization expense decreased $318,000, or 100.0%, to $0 for the three months ended September 30, 2002 compared to $318,000 for the three months ended September 30, 2001. This decrease was a result of the implementation of SFAS 142, which eliminated goodwill amortization for acquisitions completed after July 1, 2001 and for fiscal years beginning January 1, 2002.

         Integration and other non-recurring charges. Integration and other non-recurring charges increased $709,000, or 558.3%, to $836,000 for the three months ended September 30, 2002 compared to $127,000 for the three months ended September 30, 2001. These charges reflect certain severance expenses, software write-off costs and other expenses associated with preparing the division for sale, as well as integration expenses associated with integrating ITI into the Services division.

         Charge for impairment of long-lived asset. Charges for impairment of long-lived assets increased $11.9 million, or 100%, to $11.9 million for the three months ended September 30, 2002 compared to $0 for the three months ended September 30, 2001. The impairment charge is the result of the $11.9 million reduction in carrying value of the Services division as required by SFAS 144. We believe the $11.9 million reduction in carrying value relates largely to the Systems Integration business component.

         Operating (loss) income. Operating losses were $16.7 million for the three months ended September 30, 2002, compared to operating income of $1.1 million for the three months ended September 30, 2001 due to the factors discussed above.

         Interest expense, net. Interest expense, net increased $11,000, or 47.8%, to $34,000 for the three months ended September 30, 2002 compared to $23,000 for the three months ended September 30, 2001. This increase was due to increased utilization of the Services division's line of credit.

         Other (income) expense, net. Other (income) expense, net, was $256,000 for the three months ended September 30, 2002, compared to other (income) expense, net of $29,000 for the three months ended September 30, 2001. The increase was a result of losses on the disposal of fixed assets and other asset write-offs.

         (Loss) income from discontinued operations before provision for income taxes (benefit). Loss from discontinued operations before provision for income taxes (benefit) was $17.0 million for the three months ended September 30, 2002 and $1.1 million for the three months ended September 30, 2001 due to the reasons discussed above.

         Provision for income taxes (benefit). Income tax provision was $639,000 for the three months ended September 30, 2002 compared to a benefit of $292,000 for the three months ended September 30, 2001. The effective tax rate for the three months ended September 30, 2002 was a provision of 3.8% compared to a benefit of 27.6% for the three months ended September 30, 2001. The decrease in benefit is primarily due to the inclusion in taxable income of certain expenses not deductible for tax purposes, including an $11.9 million charge for the impairment of long-lived assets. Our expected effective tax rate for discontinued operations in fiscal 2002 is a benefit of 10.7% including the previously mentioned non-deductible items. Our expected effective tax rate is not necessarily indicative of what our actual

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

effective rate will be due to the changing concentration and mix of income in the various countries in which we continue to operate and the timing or amount of any sale of the division.

         (Loss) income from discontinued operations. Loss from discontinued operations was $17.7 million for the three months ended September 30, 2002 compared to income from discontinued operations of $1.4 million for the three months ended September 30, 2001 due to the factors discussed above. As many of the above items involve accounting estimates, the loss (income) and amounts above will be revaluated in the future for any changes, which might be appropriate.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001.

         Net (loss) income. Net (loss) income decreased $9.4 million to a net loss of $4.7 million for the nine months ended September 30, 2002 compared to net income of $4.7 million for the nine months ended September 30, 2001. Net
(loss) income for the nine months ended September 30, 2002 includes income from continuing operations of $13.4 million and a loss from discontinued operations of $18.0 million, compared to income from continuing operations of $8.1 million and a loss from discontinued operations of $3.4 million for the nine months ended September 30, 2001.

CONTINUING OPERATIONS

         Products revenues. Products division revenues increased $23.5 million, or 21.8%, to $131.0 million in the nine months ended September 30, 2002, compared to $107.6 million in the nine months ended September 30, 2001. For the nine months ended September 30, 2002, Products division revenue increased 16.5% internally, including year over year changes in acquired businesses, and 5.3% due to the acquisitions of Identicator, Inc. ("Identicator"), Guardian Personal Security Products, Inc. ("Guardian"), Speedfeed, Inc. ("Speedfeed"), the Foldable Products Group ("Foldable"), Evi-Paq, Inc. ("Evi-Paq") and B-Square, Inc. ("B-Square"), all of which were completed subsequent to the second quarter of 2001. Products division revenues includes $12.4 million and $4.5 million from USDS, Inc. for the nine months ended September 30, 2002 and September 30, 2001, respectively. In our filings prior to June 30, 2002, we reported USDS, Inc. as a part of the Services division.

         Mobile Security revenues. Mobile Security division revenues increased $81.4 million, or 870.3% to $90.7 million in the nine months ended September 30, 2002, compared to $9.3 million in the nine months ended September 30, 2001. The Mobile Security division was created through the acquisition of O'Gara, which was completed on August 22, 2001 and only included in our financial statements from the date of acquisition. Revenues for the nine months ended 2001 included only one month of operations, from the date of acquisition. Including the eight months of operations under prior ownership, Mobile Security division revenue increased 24.1% internally from approximately $73.1 million during the nine months ended September 30, 2001.

         Cost of sales. Cost of sales increased $80.8 million, or 112.8%, to $152.5 million for the nine months ended September 30, 2002 compared to $71.7 million for the nine months ended September 30, 2001. This increase was due primarily to the O'Gara acquisition as well as overall revenue growth for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. As a percentage of total revenues, cost of sales increased to 68.8% of total revenues for the nine months ended September 30, 2002 from 61.3% for the nine months ended September 30, 2001. This increase as

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

a percentage of total revenues was primarily due to the inclusion of the Mobile Security division, which operates at lower average gross margins than the Products division.

         For the nine months ended September 30, 2002, gross margins in the Products division were 37.5% compared to 40.1% reported in the same period last year, while the gross margins in the Mobile Security division were 21.0% in the nine months ended September 30, 2002, compared to 23.3% for the stub portion of the September 30, 2001 quarter after the acquisition date. The decrease in the Products division gross margins is attributable to the impact of higher proportional revenue of USDS, Inc., which operates at margins which are significantly lower than the gross margins experience within the other Products division companies. The decrease in gross margins in the Mobile Security division was primarily due to a less favorable mix of commercial vehicle sales in Cincinnati compared to the same period in the prior year, a heavier mix of "lower margin" cash-in-transit vehicles in 2002 compared to 2001 and a larger number of base unit sales included in revenue in the 2002 period.

         Operating expenses. Operating expenses increased $11.0 million, or 42.1%, to $37.0 million (16.7% of total revenues) for the nine months ended September 30, 2002 compared to $26.1 million (22.3% of total revenues) for the nine months ended September 30, 2001. This increase was primarily due to the operating expenses associated with the operations of O'Gara, acquired in August 2001, which were not included for most of the nine months ended September 30, 2001, acquisitions in the Products division as well as internal growth of the business. Operating expenses as a percent of sales decreased because the Mobile Security division operates with a lower level of operating expenses as a percentage of sales than does the Products division.

         Amortization. Amortization expense decreased $1.4 million, or 86.4%, to $213,000 for the nine months ended September 30, 2002 compared to $1.6 million for the nine months ended September 30, 2001. This decrease results from the implementation of SFAS 142, which eliminated goodwill amortization for all acquisitions completed after July 1, 2001, as well as for all fiscal years ending after January 1, 2002. Remaining amortization expense relates to patents and trademarks with finite lives.

         Integration and other non-recurring charges. Integration and other non-recurring charges increased $2.9 million, or 188.8%, to $4.5 million for the nine month period ended September 30, 2002 compared to $1.6 million in the nine months ended September 30, 2001. These charges relate primarily to the integration of O'Gara, but also include certain non-recurring expenses related to the integration of our body armor operations, as well as costs related to the integration of Identicator, Guardian, Speedfeed, Foldable, Evi-Paq, and B-Square, all of which were acquired subsequent to the second quarter of 2001. Integration and other non-recurring charges during the nine month period ended September 30, 2002 also included direct costs and expenses associated with an acquisition that did not close.

         Operating income. Operating income from continuing operations increased $11.5 million to $27.6 million for the nine months ended September 30, 2002 compared to $16.1 million in the nine months ended September 30, 2001 due primarily to the factors discussed above.

         Interest expense, net. Interest expense, net decreased $1.9 million, or 73.6% to $669,000 for the nine months ended September 30, 2002 compared to $2.5 million for the nine months ended September 30, 2001. This decrease was due primarily to the repayment of long-term debt under our revolving credit facility with the net proceeds of the secondary common stock offering completed in December 2001.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

         Other (income) expense, net. Other (income) expense, net, was $(77,000) for the nine months ended September 30, 2002, compared to other (income) expense, net of $146,000 for the nine months ended September 30, 2001.

         Income from continuing operations before provision for income taxes. Income from continuing operations before provision for income taxes increased by $13.6 million to $27.0 million for the nine months ended September 30, 2002 compared to $13.4 million for the nine months ended September 30, 2001 due to the reasons discussed above.

         Provision for income taxes. Provision for income taxes was $13.6 million for the nine months ended September 30, 2002 compared to a provision of $5.3 million for the nine months ended September 30, 2001. The provision for income taxes for the nine months ended included $3.3 million in charges related to the establishment of valuation allowances for certain foreign deferred tax assets of our discontinued operations. The effect of these charges was to increase our effective tax rate for the nine months ended September 30, 2002 to 50.5% compared to 39.4% for the nine months ended September 30, 2001. Without these charges, our effective tax rate for the nine months ended September 30, 2002 would have been 38.1%. The decrease in what our effective tax rate would have been without the tax charges related to our discontinued operations is due primarily to the cessation of amortization of non-deductible goodwill for book purposes as well as an increase in the income earned in foreign jurisdictions with lower overall tax rates resulting primarily from the acquisition of O'Gara. Our expected effective tax rate for fiscal 2002 is 50.5% including the tax charges related to our discontinued operations. Our expected effective tax rate is not necessarily indicative of what our actual effective rate will be due to the changing concentration and mix of income in the various countries in which we continue to operate.

         Income from continuing operations. Income from continuing operations increased $5.2 million to $13.4 million for the nine months ended September 30, 2002 compared to $8.1 million for the nine months ended September 30, 2001 due to the factors discussed above.

DISCONTINUED OPERATIONS

         Services revenues. Services division revenue increased $4.5 million, or 6.5%, to $74.3 million for the nine months ended September 30, 2002 compared to $69.7 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, revenue increased 9.3% due to the acquisition of International Training, Inc. ("ITI"), which was acquired as part of the acquisition of O'Gara and is included in the Services division for the entire nine month period in 2002, but only one month from the date of acquisition in 2001.

         Cost of sales. Cost of sales increased $8.9 million, or 19.0%, to $55.8 million for the nine months ended September 30, 2002 compared to $46.9 million for the nine months ended September 30, 2001. This increase was due primarily to the acquisition of ITI. As a percentage of total revenue, cost of sales increased to 75.2% of total revenues for the nine months ended September 30, 2002 from 67.3% for the nine months ended September 30, 2001. This increase in cost of sales as a percentage of total revenue was primarily due to the weakness in the Integrated Systems business resulting in poor margins from increased inventory reserves, the loss of high margin oil industry security work in Latin America and the scaling down of business in the Democratic Republic of Congo.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

         Operating expenses. Operating expenses increased $4.9 million, or 27.7%, to $22.6 million (30.4% of total revenues) for the nine months ended September 30, 2002 compared to $17.7 million (25.4% of total revenues) for the nine months ended September 30, 2001. This increase was due to increased accounts receivable reserves, other asset write-downs, and other non-recurring charges in the Integrated Systems and Security businesses as well as additional operating expenses associated with ITI's operations, acquired in August 2001.

         Amortization. Amortization expense decreased $1.1 million, or 100%, to $0 for the nine months ended September 30, 2002 compared to $1.1 million for the nine months ended September 30, 2001. This decrease was a result of the implementation of SFAS 142, which eliminated goodwill amortization for acquisitions completed after July 1, 2001 and for fiscal years beginning January 1, 2002.

         Restructuring and related charges. The Services division incurred $10.0 million of restructuring and related charges for the nine-month period ended September 30, 2001 related to the January 2001 restructuring plan. In January 2001, our Services division approved a restructuring plan to close its U.S. investigative businesses, realign the division's organization, eliminate excess facilities, and reduce overhead in its businesses worldwide. In connection with this restructuring plan, the division performed a review of its long-lived assets to identify potential impairments. Pursuant to this restructuring plan, the Services division i) eliminated 26 employees, primarily from its investigative businesses, ii) eliminated an additional 24 employees from its security business, iii) incurred lease and other exit costs as a result of the closure of its investigative businesses, and iv) wrote-down the value of both tangible and intangible assets as a result of the impairment review. Most of the significant actions contemplated by the restructuring plan have been completed.

         As of September 30, 2002, we had a remaining liability of $281,000 relating to lease termination costs. The remaining liability has been classified as accrued expenses and other current liabilities in liabilities of discontinued operations on the consolidated balance sheet.

         Integration and other non-recurring charges. Integration and other non-recurring charges increased $975,000, or 390.0%, to $1.2 million for the nine months ended September 30, 2002 compared to $250,000 for the nine months ended September 30, 2001. These charges reflect certain severance expenses and software write-off costs as well as integration expenses associated with integrating ITI into the Services division.

         Charge for impairment of long-lived asset. Charge for impairment of long-lived asset increased $11.9 million, or 100%, to $11.9 million for the nine months ended September 30, 2002 compared to $0 for the nine months ended September 30, 2001. The impairment charge is the result of the $11.9 million reduction in carrying value of the Services division. We believe the $11.9 million reduction in carrying value relates largely to the Systems Integration business component.

         Operating (loss) income. Operating losses were $17.3 million for the nine months ended September 30, 2002, compared to operating losses of $6.1 million for the nine months ended September 30, 2001 due to the factors discussed above. Operating losses for the nine months ended September 30, 2001 included $10.0 million of costs associated with the January 2001 restructuring plan.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

         Interest expense, net. Interest expense, net increased $18,000, or 16.5%, to $127,000 for the nine months ended September 30, 2002 compared to $109,000 for the nine months ended September 30, 2001. This increase was due to increased utilization of the Services division's line of credit.

         Other expense (income), net. Other expense, net, was $200,000 for the nine months ended September 30, 2002, compared to other income, net of $198,000 for the nine months ended September 30, 2001. The increase was a result of losses on the disposal of fixed assets and other asset write-offs.

         (Loss) income from discontinued operations before provision for income taxes (benefit). Loss from discontinued operations before income taxes (benefit) were $17.6 million for the nine months ended September 30, 2002 compared to $6.0 million for the nine months ended September 30, 2001, due primarily to the reasons discussed above.

         Provision for Income tax (benefit). Income tax provision was $421,000 for the nine months ended September 30, 2002 compared to a benefit of $2.6 million for the nine months ended September 30, 2001. The effective tax rate for the nine months ended September 30, 2002 was a provision of 2.4% compared to a benefit of 43.6% for the nine months ended September 30, 2001. The decrease in benefit is primarily due to the inclusion in taxable income of certain expenses not deductible for tax purposes and including an $11.9 million charge for the impairment of long-lived assets. Our expected effective tax rate for discontinued operations in fiscal 2002 is a benefit of 10.7% including the previously mentioned non-deductible items. Our expected effective tax rate is not necessarily indicative of what our actual effective rate will be due to the changing concentration and mix of income in the various countries in which we continue to operate and the timing or amount of any sale of the division.

         (Loss) income from discontinued operations. Losses from discontinued operations were $18.0 million for the nine months ended September 30, 2002 compared to loss from discontinued operations of $3.4 million for the nine months ended September 30, 2001 due to the factors discussed above. As many of the above items involve accounting estimates, the loss (income) and amounts above will be revaluated in the future for any changes, which might be appropriate.


LIQUIDITY AND CAPITAL RESOURCES

         On August 22, 2001, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with Bank of America, Canadian Imperial Bank of Commerce, First Union National Bank, Suntrust Bank, Republic Bank, Keybank National Association, and ING (U.S.) Capital LLC. Pursuant to the Credit Agreement, the lenders established a $120,000,000 line of credit for our benefit expiring on February 12, 2004. The Credit Agreement, among other things, provides for (i) total maximum borrowings of $120,000,000 and (ii) the capability for borrowings in foreign currencies. All borrowings under the Credit Agreement bear interest at either (i) a base rate, plus an applicable margin ranging from .000% to .375%, depending on certain conditions, (ii) a eurodollar rate, plus an applicable margin ranging from 1.125% to 1.875%, depending on certain conditions, or (iii) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125% to 1.875%, depending on certain conditions. In addition, the Credit Agreement includes both negative and affirmative covenants customary for a credit facility of this nature, such as limitations on capital expenditures, indebtedness, and sales of assets, minimum fixed charge coverage, maintenance of net worth, a limitation on senior indebtedness to capitalization, and a restriction against paying dividends.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

         The Credit Agreement also provides that Bank of America will make swing-line loans to us of up to $5,000,000 for working capital purposes and will issue letters of credit on our behalf of up to $20,000,000. As of September 30, 2002, we had $7.2 million in outstanding borrowings under our Credit Facility, and Bank of America had issued $11.5 million in letters of credit on our behalf under the Credit Agreement. All indebtedness under the Credit Agreement will mature on February 12, 2004. On September 30, 2002, we had approximately $13.2 million in total long-term debt for continuing operations, consisting primarily of $7.2 million in outstanding borrowings under our Credit Facility and $3.9 million in industrial development revenue bonds.

         In March 2002, our Board of Directors approved a stock repurchase program that allows us to repurchase up to 10% of our outstanding shares. Through November 14, 2002, we have repurchased 1.9 million shares of our common stock under this program at an average price per share of $13.46. We expect to continue our policy of repurchasing our common stock at opportune intervals. In addition, our Credit Agreement permits us to repurchase shares of our common stock if our ratio of Consolidated Total Indebtedness to Consolidated EBTIDA (as such terms are defined in the Credit Agreement) for any rolling twelve month period is less than 2:00 to 1, and there is no limitation under the Credit Agreement on the amount of stock that we can repurchase within these guidelines.

         Working capital, excluding amounts relating to discontinued operations, was $93.6 million and $114.1 million as of September 30, 2002 and December 31, 2001, respectively.

         Our fiscal 2002 capital expenditures for continuing operations are expected to be approximately $8.0 million, of which we have spent approximately $4.5 million through the nine months ended September 30, 2002. Our fiscal 2002 capital expenditures for discontinued operations are expected to be approximately $3.6 million, of which we have already spent approximately $3.3 million through nine months ended September 30, 2002. Such expenditures include, leasehold improvements, information technology and communications infrastructure equipment and software, and manufacturing machinery and equipment.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


FORWARD LOOKING AND CAUTIONARY STATEMENTS

         Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, our failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; the ultimate effect of various domestic and foreign political and economic issues on our business, financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; contract delays; cost overruns; our ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of our distributors or resellers; our ability to successfully manage acquisitions, alliances and integrate past and future business combinations; regulatory, legal, political and economic changes, our ability to sell the Services division on favorable terms and other risks, uncertainties and factors inherent in our business and otherwise discussed elsewhere in this Form 10-Q and in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As a result of our global operating and financial activities, we are exposed to changes in raw material prices, interest rates and foreign currency exchange rates, which may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in raw material prices, interest rates, and foreign currency exchange rates through our regular operating and financing activities. We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments or other derivatives for such purposes.

MARKET RATE RISK

         The following discussion about our market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security price risk. We do not use derivative financial instruments for speculative purposes or to hedge these risks.

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


RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

         We do business in numerous countries, including emerging markets in Africa, Asia, South America, Russia, and the former CIS. We have invested substantial resources outside of the United States and plan to continue to do so in the future. Our international operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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


ITEM 4.  CONTROLS AND PROCEDURES

         Based on their evaluation of our disclosure controls and procedures as of a date within 90 days of the filing of this Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

         There were no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

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

         99.1 Written Statements by the Chief Executive Officer and Chief Financial Officer of Armor Holdings, Inc.

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


                         ARMOR HOLDINGS, INC.

                         /s/ Jonathan M. Spiller
                         ----------------------------------
                         Jonathan M. Spiller
                         President, Chief Executive Officer
                         and Director
                         Dated:  November 14, 2002

                         /s/ Robert R. Schiller
                         ----------------------------------
                         Robert R. Schiller
                         Executive Vice President and Chief Financial Officer
                         Dated: November 14, 2002

ARMOR HOLDINGS, INC. AND SUBSIDIARIES


                                 CERTIFICATIONS

I, Jonathan M. Spiller, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Armor Holdings, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES




Date:  November 14, 2002


/s/ Jonathan M. Spiller
President, Chief Executive Officer and Director

ARMOR HOLDINGS, INC. AND SUBSIDIARIES


I, Robert R. Schiller, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Armor Holdings, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

/s/ Robert R. Schiller
Executive Vice President and Chief Financial Officer