Form 10-K
period 2002-12-31
ARMOR HOLDINGS INC
filed 2003-03-31
CIK 845752

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________


                         COMMISSION FILE NUMBER 0-18863

                               ------------------

                              ARMOR HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                               59-3392443
 (State or other jurisdiction of incorporation or           (IRS Employer
                     organization)                        Identification No.)

     1400 MARSH LANDING PARKWAY, SUITE 112
             JACKSONVILLE, FLORIDA                              32250
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12B-2 of the Act) Yes [ X ] No [ ]

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30 , 2002 (based on the closing sale price of the Common Stock on the New York Stock Exchange on such date) was $890,358,924.

         The number of shares of the Registrant's Common Stock outstanding as of March 17, 2003 was 28,033,755.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our Annual Meeting of Stockholders to be held on June 24, 2003, are incorporated by reference into Part III hereof.

                              TABLE OF CONTENTS AND
                              CROSS REFERENCE SHEET


                                                                                     Page Number
                                                                                     -----------

PART I       Item 1.  Description of Business                                             3
                      Company Overview                                                    3
                      Material Developments                                               4
                      Industry Overview                                                   4
                      Information Concerning Business Segments and
                      Geographical Sales                                                  5
                      Business Strengths                                                  5
                      Growth Strategy                                                     6
                      Acquisitions                                                        7
                      Products                                                           13
                      Customers                                                          13
                      Marketing and Distribution                                         15
                      Product Manufacturing and Raw Materials                            16
                      Backlog                                                            16
                      Competition                                                        16
                      Employees                                                          17
                      Patents and Trademarks                                             17
                      Government Regulation                                              17
                      Environmental Matters                                              17

             Discontinued Operations

                      Description of Business                                            18
                      Industry Overview                                                  18
                      Geographical Sales                                                 19
                      Services                                                           19
                      Customers                                                          20
                      Marketing and Distribution                                         20
                      Competition                                                        21
                      Employees                                                          21


             Item 2.  Properties                                                         22

             Item 3.  Legal Proceedings                                                  23

             Item 4.  Submission of Matters to a Vote of Security Holders                25


PART II      Item 5.  Market for Registrant's Common Equity and Related
                             Stockholder Matters                                         26

             Item 6.  Selected Financial Data                                            29

             Item 7.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                         30

             Item 7.A Quantitative and Qualitative Disclosures About
                             Market Risk                                                 46

             Item 8.  Financial Statements and Supplementary Data                        47

             Item 9.  Changes in and Disagreements with Accountants on
                             Accounting and Financial Disclosure                         47


PART III     Item 14. Controls and Procedures                                            48

PART IV      Item 15. Exhibits, Financial Statements and Schedules,
                             and Reports on Form 8-K                                     48

                                     PART I


FORWARD LOOKING STATEMENTS

We believe that it is important to communicate our expectations to our investors. Accordingly, this report contains discussion of events or results that have not yet occurred or been realized. You can identify this type of discussion, which is often termed "forward-looking statements", by such words and phrases as "expects", "anticipates", "intends", "plans", "believes", "estimates" and "could be". Execution of acquisition or divestiture strategies, expansion of product lines and increase of distribution networks or product sales are examples of issues whose future success may be difficult to predict. You should read forward-looking statements carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other expectations of future performance. The actions of current and potential new competitors, changes in technology, seasonality, business cycles and new regulatory requirements are factors that impact greatly upon strategies and expectations and are outside our direct control. There may be events in the future that we are not able accurately to predict or to control. Any cautionary language in this report provides examples of risks, uncertainties and events that may cause our actual results to differ from the expectations we express in our forward-looking statements.

ITEM 1.DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

We are a leading manufacturer and provider of security products, vehicle armoring systems and security risk management services. Our products and services are used by military, law enforcement, security and corrections personnel throughout the world, as well as governmental agencies, multinational corporations and non-governmental organizations. Our company is organized and operated under three business segments: Armor Holdings Products, also referred to as our Products Division; Armor Mobile Security, also referred to as our Mobile Security Division and ArmorGroup, also referred to as our Services Division.

During the second quarter of 2002 we made the decision to sell our Services Division. In accordance with Statement of Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities of our Services Division have been classified as held for sale, with its operating results reported as discontinued operations in our statement of operations, for all periods presented. The business of our Services Division is described in Item 1 under the heading "Discontinued Operations."

Armor Holdings Products. Our Armor Holdings Products Division manufactures and sells a broad range of high quality, branded law enforcement equipment, such as concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, emergency lighting products, forensic products, firearms accessories and weapon maintenance products. Our products are marketed under brand names that are well-known and respected in the military and law enforcement communities such as American Body Armor(TM), Safariland(R), B-Square(TM), Break-Free(R), Defense Technology/Federal Laboratories(TM), MACE(R), PROTECH(TM), NIK(R)Public Safety, Monadnock(TM) Lifetime Products, Identicator(TM), Lightning Powder(R), SpeedFeed(TM), and 911EP(R). We sell our manufactured products primarily to law enforcement agencies through a worldwide network of over 350 distributors and sales agents, including approximately 200 in the United States. Our extensive distribution capabilities and commitment to customer service and training have enabled us to become a leading provider of security equipment to law enforcement agencies.

Armor Mobile Security. Our Armor Mobile Security Division manufactures and installs ballistic and blast protected armoring systems for military vehicles, commercial vehicles, military aircraft, and missile components. Under the brand name O'Gara-Hess & Eisenhardt, we are the sole-source provider to the U.S. military for the supply of armoring and blast protection systems for the High Mobility Multi-purpose Wheeled Vehicle (the "HMMWV"). We are also under contract with the U.S. Army to provide systems technical support for the current installed base of approximately 3,500 up-armored HMMWV's. We provide spare parts and maintenance services for the HMMWV's in use and we expect that our maintenance services may increase if the U.S. military substantially increases its HMMWV purchases or substantially increases its use of the current installed base. Additionally, the Armor Mobile Security Division has been subcontracted to develop a ballistic and blast protected armored and sealed truck cab for the High Mobility Artillery Rocket System ("HIMARS"), a program recently transitioned by the U.S. Army from developmental to a low rate of initial production with deliveries scheduled in late 2003. The Division also markets armor sub-systems for other tactical wheeled vehicles. We armor a variety of commercial vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats.


MATERIAL DEVELOPMENTS

On January 24, 2003, we executed an agreement to negotiate exclusively with an undisclosed party for the sale of the security consulting business of our ArmorGroup Services Division, headquartered in London. Separately, on January 16, 2003 we executed an agreement to negotiate exclusively with an undisclosed party for the sale of the ArmorGroup Integrated Systems business of our ArmorGroup Services Division. The terms of both transactions and the identities of both buyers are protected by confidentiality agreements. These two proposed transactions represent approximately 94% of the net assets of the Services Division, currently reported as Discontinued Operations.

Both transactions are subject to, among other conditions, ongoing due diligence and the execution of definitive purchase agreements.

Based upon our analysis and discussions with our advisors regarding the estimated realizable value of the Services Division, we have recorded an impairment charge of $30.3 million. This impairment charge includes approximately $6.1 million in estimated disposal costs and resulted in a $24.2 million non-cash goodwill reduction. The reduction in the carrying value of the Services Division is Management's estimate based upon all of the best information currently available, including discussions with its investment bankers. The actual proceeds from the disposal of our Services Division may differ materially from our current estimates and therefore could result in either a gain or a loss upon final disposal.

In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time depending upon market conditions and other factors, of up to an additional 4.4 million shares. Through March 10, 2003, we repurchased 3.3 million shares of our common stock under the stock repurchase program at an average price of $12.42 per share, leaving us with the ability to repurchase up to an additional 4.3 million shares of our common stock. Repurchases may be made in the open market, in privately negotiated transactions or otherwise. Such repurchases are limited by covenants under our revolving credit agreement, are made in compliance with applicable rules and regulations and may be discontinued at any time.


INDUSTRY OVERVIEW

We participate in the defense and global security products industry through the manufacture of security products marketed to military, law enforcement, security and corrections personnel and by manufacturing and installing ballistic and blast protected armoring systems for military vehicles, commercial vehicles, military and commercial aircraft, and missile components. Increasingly, governments, militaries, businesses, and individuals have recognized the need for our products and services to protect them from the risks associated with terrorism, physical attacks and threats of violence.

The United States and the international community has been the target of several deadly terrorist attacks directed towards US citizens and facilities around the world. In 1998, U.S. embassies in Nairobi, Kenya and Dar Es Salaam, Tanzania were bombed. In 2000, the U.S. Navy destroyer, USS Cole, was bombed in the Yemeni port of Aden. Most recent were the terrorist attacks on September 11, 2001 against the World Trade Center in New York and the Pentagon in Washington, D.C. and the bombing in Bali in 2002. As a result, institutions, including the U.S. government, Department of Defense, government agencies and multinational corporations are redefining strategies to protect against and combat terrorism.

Law Enforcement Security Products Market. Industry statistics are difficult to quantify however, we believe there are approximately 23,000 Law Enforcement Agencies in the U.S. From 1999 to 2002, we believe the number of active police officers increased significantly from year to year such that in 2002, there were approximately 900,000 law enforcement personnel in the U.S. We expect to see this number continue to rise over the long-term, however, in the short term the number of law enforcement personnel may decline during 2003 due to funding from the Federal Government's Department of Homeland Security and budgetary constraints at the state and local government level.

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

INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

For information concerning our business segments and geographical sales, please refer to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 to our Consolidated Financial Statements included elsewhere in this report.

BUSINESS STRENGTHS

We believe that the following strengths are critical to our success as a leading provider of security products, vehicle armor systems and security risk management services.

Broad Portfolio of Products. We offer a broad portfolio of security products and armor systems, which enables us to provide comprehensive solutions to a variety of customers' security needs. We seek to strengthen our capabilities as a single source provider of security products to our clients. Through our extensive product distribution network we provide our customers with broad array of complementary, manufactured law enforcement equipment. We expect to continue to expand our product offerings and further diversify our revenue base.

Strong Brands with Leading Market Positions. Product lines are marketed under brand names widely recognized in the military and law enforcement communities, such as American Body Armor(TM), Safariland(R), B-Square(TM), Break-Free(R), Defense Technology/Federal Laboratories(TM), MACE(R), PROTECH(TM), NIK(R)Public Safety, Monadnock(TM) Lifetime Products, Identicator(TM), Lightning Powder(R), SpeedFeed(TM), 911EP(R), O'Gara-Hess

& Eisenhardt and others. Due to the life-protecting nature of many of our products, end users prefer to purchase innovative premium products with well known brand names with quality reputations that perform at a high level. The strength of our brand names has contributed to our leading market positions in several of the product categories in which we compete.

Strong Client Base and Extensive Distribution Network. Armor Holdings Products has a broad, full service network of approximately 200 domestic distributors and 150 international agents to sell our portfolio of manufactured law enforcement equipment. The quality and scope of our products and the strength of our brand names have enabled us to establish one of the largest distribution networks in the industry and engendered the loyalty of our distributors. We work closely with our distributors and agents to respond to and anticipate the needs of end users, allowing us to maintain our market leadership position. The diversity of our markets we serve, and the strength of our distribution relationships minimize our dependence on any particular product, market, or customer.

Organizational Experience Identifying, Completing and Integrating Acquisitions. Since January 1996, we have completed 19 acquisitions in our Products and Mobile Security Divisions. We employ a disciplined value oriented approach to evaluating strategic acquisition opportunities and integrating the operations of acquired businesses. These acquisitions, in the aggregate, have strengthened our market position, leveraged our distribution network and expanded our product and service offerings.

Sole-Source Provider of Up-Armored HMMWVs. Through our Armor Mobile Security Division, we are the sole-source provider of Up-Armored HMMWVs to the U.S. military. We are also a subcontractor for the U.S. Army High Mobility Artillery Rocket System ("HIMARS") program currently in development to produce an armored cab for the vehicle. The Armor Mobile Security Division delivered 522 HMMWVs in 2001 and 623 HMMWVs in 2002. We believe this growth was driven by increased deployments of military police and security forces to high risk areas such as Bosnia, Kosovo and Afghanistan and the potential of a long-term, multi-front offensive against terrorism. We also provide aftermarket sales of spare parts and services/maintenance, as the incumbent provider of an installed base of over 3,500 Up-Armored HMMWVs.

GROWTH STRATEGY

We believe the demand for security products and vehicle armor systems will continue to grow. We expect to address this growth by offering a comprehensive array of high quality branded security products to meet the needs of law enforcement and militaries around the globe. We also expect to continue to develop ballistic and blast protection for high-end commercial vehicles as well as for military vehicles. We intend to enhance our leadership position through additional strategic acquisitions by creating a broad portfolio of products and services to satisfy all of our customers' increasingly complex security products needs. The following elements define our growth strategy:

Capitalize on Exposure to Military Programs. We believe the events of September 11, 2001, the subsequent "War on Terrorism", the increasing likelihood of military conflicts abroad, and recent actual events in saving lives through the performance of armor systems such as the HMMWV are all likely to result in additional interest by the Department of Defense. We expect that several of our military programs may be positively affected. These include the Concealable Body Armor Program through which we supply concealable body armor to the U.S. Army and the Special Operations Forces Personal Equipment Advanced Requirements ("SPEAR") program, which supplies special ballistic vests and load bearing equipment to U.S. Special Forces. We are the sole-source provider to the U.S. military for the supply of armor and blast protection to the HMMWVs. We belive we are well positioned on these programs and are bidding on several others. Additionally, we expect to participate in future military programs that require our unique products and services.

Expand Distribution Network and Product Offerings. We expect to continue to leverage our distribution network by expanding our range of branded law enforcement equipment through the acquisition of niche defensive security products manufacturers and by investing in the development of new and enhanced products which complement our existing offerings. A broader product line will strengthen our relationships with distributors and enhance our brand appeal with military, law enforcement and other end users.

Capitalize on Increased Homeland Security Requirements. While Homeland Security spending is still not fully defined and in many cases has not yet reached down to the first responder, police officer level, we believe we are well positioned to provide products, services and specialized training essential to establishing a sustainable homeland security infrastructure. After the September 11, 2001 terrorist attacks on the United States, the U.S. government has created the Department of Homeland Security. We believe that we are well equipped and prepared to help build the infrastructure the Department of Homeland Security is expected to develop. Our Armor Holdings Products Division is positioned to provide products that additional military, law enforcement, security and corrections personnel require to combat terrorism and threats to our homeland. Our Armor Mobile Security Division has the capacity to respond to an increase in demand for armored commercial vehicles for use by federal, state and local government agencies.

Pursue Strategic Acquisitions. We selectively pursue strategic acquisitions that complement and or expand our product offerings, provide access to new geographic markets, and provide additional distribution channels and new customer relationships.

ACQUISITIONS

Since 1996 we have pursued a strategy of growth thru acquisition by acquiring businesses and assets that complement our existing operations. We use several criteria to evaluate prospective acquisitions, including whether the business to be acquired:

     o broadens the scope of products we offer or the geographic areas we serve;

     o    offers attractive margins;

     o    is accretive to earnings;

     o offers opportunity to improve profitability by increasing the efficiency of our operations;

     o    is managed in a manner consistent with our existing businesses; and

     o complements our portfolio of existing businesses by increasing our ability to meet our customers' needs.

We exercise a high degree of financial discipline and strictly adhere to these criteria. As a result, we do not enter into transactions that we believe would be dilutive to our earnings per share. Since January 1996, we have consummated 17 acquisitions in our Products and Mobile Security Divisions.

The Armor Holdings Products Division has acquired 17 companies since 1996. The Safariland acquisition completed by the Products Division in 1999, a producer of law enforcement products such as body armor, duty gear, and automotive accessories in 1999. Safariland had approximately $47.0 million in annual revenues at the time of acquisition. The Armor Mobile Security Division was created by the acquisition of O'Gara-Hess & Eisenhardt Corporation (OHEAC) from The Kroll-O'Gara Company in August 2001 which provides ballistic and blast protection armoring systems for military and commercial vehicles. OHEAC had approximately $95 million of revenue at the time of the acquisition. The Armor Mobile Security Division acquired Trasco Bremen, located in Bremmen, Germany, a leading high-end, luxury line armored vehicle manufacturer which had approximately $16 million in annual revenues at the time of acquisition.

PRODUCTS

ARMOR HOLDINGS PRODUCTS

Body Armor. We manufacture and sell a wide array of armor products under the leading brand names American Body Armor(R), Safariland(R) and PROTECH(TM) that are designed to protect against bodily injury caused by bullets, knives and explosive shrapnel. Our principal armor products are ballistic resistant vests, sharp instrument penetration armor, hard armor such as anti-riot gear, shields and upgrade armor plates, and bomb protective gear. Our line of ballistic protective vests provides varying levels of protection depending upon the configuration of ballistic materials and the standards (domestic or international) to which the armor is built. We primarily sell ballistic resistant vests, under the brand names Xtreme(TM), American Body Armor(TM), Safariland, Protech and Zero-G(R). Our body armor products that are manufactured in the United States are certified under guidelines established by the National Institute of Justice. We also manufacture body armor in Manchester, England that is certified under various international standards.

We offer two types of body armor, concealable armor and tactical armor. Concealable armor, which generally is worn beneath the user's clothing, is our basic line of body armor. These vests are often sold with a shock plate, which is an insert designed to improve the protection of vital organs from sharp instrument attack and to provide enhanced blunt trauma protection. Tactical armor is typically worn externally and is designed to provide protection over a wider area of a user's body and defeat higher levels of ballistic threats. The vests, which are usually manufactured with hard armor ballistic plates that provide additional protection against rifle fire, are designed to afford the user maximum protection and may be purchased with enhanced protection against neck and shoulder injuries. Tactical armor is offered in a variety of styles, including tactical assault vests, tactical police jackets, floatation vests, high coverage armor and flak jackets.

Our sharp instrument penetration armor is designed primarily for use by personnel in corrections facilities and by other law enforcement employees who are primarily exposed to threats from knives and other sharp instruments. These vests are constructed with special, blended fabrics, as well as flexible woven fabrics and are available in both concealable and tactical models. In addition, these vests can be combined with ballistic armor configurations to provide "multi-threat protection" against both ballistic and sharp instrument penetration.

We also distribute a variety of items manufactured by others, including helmets, goggles, face shields and crowd management systems for protection from blunt trauma.

Hard Armor. We manufacture hard armor products under the PROTECH(TM) brand name. PROTECH(TM) products include ballistic shields, and other personal protection accessories and armor products for aircrafts, automobiles and riot control vehicles.

PROTECH(TM) emerged as a key participant in the construction of bulletproof cockpit doors for the US commercial airline industry following the terrorist attacks of September 11, 2001. By partnering with C&D Aerospace of California, we produced the first armored cockpit door to receive official certification by the U.S.

Federal Aviation Administration (FAA). Since the July 3, 2002 certification, PROTECH(TM) and C&D obtained contracts to supply cockpit doors for more than 5,000 aircraft.

Ballistic Resistent Enclosures -- Manufactured by PROTECH to meet exacting customer specifications, these products are primarily used as guard booths, shacks and towers. We also manufacture ballistic protected custom firing positions for use within existing structures. Protection ranges from .357 Magnum to .50APM2.

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

Duty Gear. We are a leading supplier of duty gear to law enforcement personnel in the United States. Uniformed police officers require a wide assortment of duty gear, which typically includes items such as belts, safety holsters, handcuff and flashlight holders and related accessories. We manufacture and sell duty gear and accessories under the widely recognized brands Safariland(R) (Safari-LaminateTM) and NYLOK(R)(nylon). Duty gear represents a market in which brand appeal, safety and quality dictate demand. Replacement sales represent significant recurring demand for duty gear.

Less-Lethal Products. Under the Defense Technology/Federal Laboratories(TM), First Defense(R), MACE(R) for Law Enforcement and Guardian(TM) brands, we manufacture and sell a complete line of less-lethal, anti-riot and crowd control products designed to assist law enforcement and military personnel in handling situations that do not require the use of deadly force. These products, which generally are available for use only by authorized public safety agencies, include pepper sprays, tear gas, specialty impact munitions and diversionary devices. We market and distribute CBA and RCA-rated Mine Safety Appliance Advantage 1000 and Millenium model gas masks to law enforcement and public safety agencies in the United States.

Through the acquisition of the assets of the law enforcement division of Mace Security International, Inc., we acquired the exclusive license to use the MACE(R) brand in connection with the manufacturing and sale of MACE(R) aerosol sprays to law enforcement entities worldwide. We also manufacture pepper sprays containing the active ingredient Oleoresin Capsicum, a cayenne pepper extract. Our pepper spray formula is patented and carries the trademark name of First Defense(TM). The products range from small "key-ring" and hand held units to large volume canisters for anti-riot and crowd control applications.

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

Police Batons. We manufacture police batons of wood, alloy steel, acetate, aluminum and polycarbonate products under our brand name Monadnock. Branded products include our patented Auto-Lock(TM) baton and our Classic-Friction Lock(TM) baton. Our batons are manufactured in a variety of lengths for different intended users, including patrol officers, detectives, corrections officers and other law enforcement personnel in smaller portable units. We believe that our manufacturing specifications are among the highest in the marketplace and set the standard in the industry.

Forensic Products. We have earned a reputation as one of the most responsive companies in the forensic community. We assemble and market portable narcotic identification kits under the NIK(R) brand name that are used in the field by law enforcement personnel to identify a variety of controlled substances, including Ecstasy, cocaine, marijuana, heroin and methamphetamine. We also assemble and market evidence collection kits and evidence tape, and have the exclusive rights to distribute Flex-Cuf(R) disposable restraints.

We manufacture and distribute a more extensive line of evidence collection equipment under our brand name Lightning Powder(R). These products, such as fingerprint powders, dusting brushes, and lifting tape, are used to collect latent fingerprints. We distribute other supplies for evidence collection including bags, tapes, stone casting equipment and high powered, distortion free magnifying glasses.

We design, manufacture and market proprietary cost-effective fingerprint products for business, government and law enforcement agencies under the Identicator(TM) brand name. These products are designed to deter fraud and produce positive identification in many different applications. Whether Inkless, Perfect Ink, child identification, baby foot printing, single digit endorsement, enrollment by mail or custom application, the common denominator of these systems is that they are simple to operate, clean, and cost-effective. All products produce non-smearing, instantly permanent, black prints acceptable to the FBI for scanning, classification, search and retention.

We also produce a variety of unique products for various specialized investigative and evidence collection applications under the brand name Evi-Paq(TM).

Firearm Accessories. We manufacture non-destructive, non-gunsmithing mounts as well as synthetic stocks and forends. Our Speedfeed high quality synthetic stocks and forends, fit most makes and models. Our B-Square(TM) subsidiary is a leading designer, manufacturer and marketer of quality aluminum and steel sight mounts, tools and accessories for the law enforcement, military and sporting goods (hunting and target shooting) markets.

Weapon Maintenance Products. We manufacture synthetic based lubricants, cleaners and preservative compounds for military weapon maintenance, law enforcement, civilian firearms/sports equipment and industrial machinery. Our flagship weapon maintenance product, Break Free CLP(R), was specifically developed to provide reliable weapon lubrication in battlefield conditions; remove firing residues, carbon deposits and other firing contaminants; repel water and dirt and prevent corrosion; and keep weapons combat ready and functional in steamy jungles, dust blown deserts, salty air of sea and coast, and cold and icy climates.

Warning Light Products and Technology. We manufacture emergency lighting products using LED technology branded as 911EP(R).

LED technology offers patrol car lighting systems efficient energy consumption combined with safety and durability in primary and secondary warning lights. 911EP(R)'s unique design utilizes the patrol vehicles existing 12-volt electrical system and consumes 70% less energy than traditional strobe or halogen systems. The products deliver optical superiority by radiating a narrow, color-specific wavelength of light. This light requires no filters or tinted lenses so none of the emitted light is wasted and it can be seen at great distances. While weatherproof and extremely long-lasting with over 100,000 hours of operation, maintenance and replacement is easy through 911EP's unique change-out capability. Light patterns are easily created on our lightbars, which are available in a variety of lengths and configurations, through the patrol car's existing on-board computer and our unique controlled programming capabilities.

Automotive Accessories. Through our Safariland subsidiary, we manufacture and supply automotive accessories such as tire covers, seat covers, cargo organizers and grill covers to automobile manufacturers, including Toyota, Ford, Honda, Nissan, Mitsubishi, Kia and Subaru.

Safety Products. QUIKSTEP Ladders(TM): We manufacture strong, lightweight, and compact ladders designed to be deployed quickly in emergency situations. Constructed with aluminum alloy and stainless steel, our 12-foot ladder weighs only 31 pounds and folds up to a briefcase size of 23.5 inches wide, 13 inches high and 3.5 inches thick.

We are also the exclusive U.S. distributor of the V-Top(TM) Crowd Management Protective System from Med-Eng Systems and the Thermal-Air(TM) Mask Engineered by Polar-Wrap. Designed to protect the wearer in a broad range of situations where officers commonly face blunt impact threats, the V-Top(TM) Crowd Management Protective System is designed for public protests, riots, prison uprisings and cell extractions. Manufactured with a patented heat exchange module that captures the wearer's own breath and uses it to preheat cold air coming in the mouth, the Thermal-Air(TM) products help keep the body core temperature at a higher level increasing the time law enforcement officers can effectively perform their duties outdoors, even in cold temperatures.

ARMOR MOBILE SECURITY

We provide ballistic and blast protection armoring systems for military vehicles, commercial vehicles, military aircraft, and missile components, including the following:

Military Products. We are the sole-source provider to the U.S. military for the supply of armoring and blast protection systems for the HMMWV. The HMMWV chassis is produced by AM General Corporation and shipped directly to our facility in Fairfield, Ohio, where armor and blast protection components are added. The Up-Armored HMMWVs provide exterior protection against various levels of armor piercing ammunition, overhead airburst protection and underbody blast protection against anti-tank and anti-personnel mines. In addition, we install other features designed to enhance crew safety, comfort and performance, such as air conditioning, weapon turrets and mounts, door locks and shock absorbing seats. We charge $70,000 to $110,000 for these ballistic and blast protective systems. During 2002, the Armor Mobile Security Division shipped 623 Up-Armored HMMWVs. We also supply engineering design and prototype services in support of the up-armored HMMWV program, and supply spare parts and logistical support.

We are serving as a subcontractor for the U. S. Army to supply a ballistically armored and sealed truck cab for the High Mobility Artillery Rocket System (HIMARS), a program recently transitioned by the U.S. Army from developmental to low rate initial production quantities for delivery scheduled in late 2003. The truck is used to fire missiles which are a part of either the Multiple Launch Rocket System or the Army Tactical Missile System. This program consisted of shipping seven prototypes in 2001 and two in 2002 for test and evaluation by the U.S. Army and U.S. Marine Corps. The program is currently approved for a low rate initial production in 2003.

We market armor sub-systems for other tactical wheeled vehicles, such as medium and heavy military trucks. We also produce various armor systems as a subcontractor to a number of large defense contractors. These products include armor for containers for fuels and missile launchers and for pilot protection, and often involve the use of unique materials or methods.

Commercial Products. We armor a variety of vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats. The commercial vehicle armoring process begins with the disassembly of a new base vehicle. This disassembly normally involves the removal of the interior trim, seats, doors and windows. The passenger compartment then is armored with both opaque and transparent armor. Other features, such as run flat tires and non-exploding gas tanks, may also be added. Finally, the vehicle is reassembled as close to its original appearance as possible. The entire conversion process results in an low profile, integrated ballistic protective system. Our relationship with various vehicle manufacturers has been valuable in permitting us to armor certain vehicles while allowing the customer to maintain the benefits of warranties issued by the vehicle manufacturer. The Armor Mobile Security Division shipped 1,284 commercial armored vehicles in 2002.

We produce fully armored vehicles and light armored vehicles. Fully armored commercial vehicles, such as limousines, large sedans or sport utility vehicles, typically are armored to protect against attacks from military assault rifles such as AK-47s and M16s. These vehicles also can be blast protected by enhancing the ballistic and underbody protection with proprietary materials and installation methods that protect the occupants against a defined blast threat. Blast protected vehicles defend against threats such as pipe bombs attached to the exterior of the vehicle and non-directional charges of 20 kg of TNT detonated approximately five meters from the vehicle. Fully armored vehicles typically sell for $70,000 to $200,000, exclusive of the cost of the base vehicle.

Fully armored vehicles also include Parade Cars, which are formal limousines used predominantly for official functions by a president or other head of state. These vehicles are usually customized based upon a commercially available chassis, which we essentially rebuild completely. Because the threat of organized assassination attempts is greater for heads of state, these vehicles normally incorporate more advanced armor and sophisticated protection features. These features can include supplemental air and oxygen systems, air purification systems to protect against chemical or biological contamination, underbody fire suppressant systems, tear gas launchers, anti-explosive self-sealing fuel tanks, electric deadbolt door locks, gun ports and bomb scanners. Parade Cars normally sell for $300,000 to in excess of $1.0 million, inclusive of the cost of the base vehicle.

Light armored vehicles are similar in all respects to fully armored vehicles except that we add substantially less total weight to a light armored vehicle. Therefore, it is possible to armor smaller vehicles such as the Volkswagen Jetta and the General Motors Omega, as well as larger vehicles such as the Mercedes Benz S600 and the Jeep Grand Cherokee. Light armored vehicles are designed to protect against attacks from handguns, such as a 9mm or .357 Magnum. The price of a light armored vehicle ranges from $5,000 to $60,000, exclusive of the cost of the base vehicle.

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

CUSTOMERS

Armor Holdings Products. In 2002, we sold approximately 81.1% of our products in North America, with the balance sold internationally. The primary end users of our products are federal, state and local law enforcement agencies, local police departments, state corrections facilities, U.S. and allied militaries, highway patrols and sheriffs' departments. We reach these customers through a distribution strategy that utilizes a worldwide distribution network of approximately 200 domestic distributors and 150 international agents, as well as approximately twenty-five domestic sales representatives, three regional sales managers, and six technical sales specialists, who promote our products but refer customers to a local distributor for purchasing.

Armor Mobile Security Division. In 2002, we sold approximately 58.3% of our products in North America, with the balance sold internationally. The market for military hardware products is worldwide in scope, including the U.S. military and foreign defense forces. The primary contract for delivery of Up-Armored HMMWVs is with the U.S. military. We also serve as a subcontractor to provide ballistically armored and sealed truck cabs for High Mobility Artillery Rocket System (HIMARS) for use by the U.S. Army and the U.S. marines Corps, a program recently transitioned to low rate initial production. Additionally, we provide protected container systems, typically used to protect missile systems from small arms fire, to the U.S. military under a subcontract to a major defense contractor.

Our armored commercial vehicle customers include governmental and private buyers. U.S. and foreign governmental buyers purchase both fully and light-armored vehicles. Governmental buyers also comprise the market for Parade Cars. Typically, governmental buyers consist of ministries of foreign affairs, defense and internal affairs and offices of presidential security. These customers are not constrained in their purchasing decisions by considerations such as import duties and taxes and are free to search globally for the best product available. The procurement cycles of governmental buyers can range from relatively rapid, when the vehicles are for the use of the head of state or in response to a particular crisis, to prolonged highly documented bids and evaluations for normally budgeted items. Private customers for armored commercial vehicles include corporations and individuals. Private buyers are much more sensitive to price, of which import duties and taxes may be a substantial part, and, therefore, often will buy a locally produced product, if one exists that meets their needs. Local servicing of the vehicle is also a critical concern to private buyers. Customers for cash-in-transit vehicles are generally companies which provide cash in transit services to financial institutions. Purchasing decisions for cash-in-transit vehicles depend on many criteria including insurance, regulatory requirements and costs, and depend on whether the financial institution is private or governmental.

There are no customers who accounted for more than 10% of net sales of the Armor Holdings Products Division during our fiscal year ended December 31, 2002 ("Fiscal 2002"). Our ten largest customers accounted for approximately 27.1% of total sales for Fiscal 2002. Approximately 39.0% of the Armor Mobile Security Division's net sales for Fiscal 2002 were derived from U.S. military contracts, and an additional 17.2% were derived from commercial contracts with non-military U.S. governmental agencies and foreign governments. Military and governmental contracts generally are awarded on a periodic or sporadic basis. If the Armor Mobile Security Division were to lose the HMMWV contract, which continues through June 2005, the Division's financial performance would experience a materially negative impact.

MARKETING AND DISTRIBUTION

Armor Holdings Products. As a result of our history of providing high quality and reliable concealable armor, tactical armor, hard armor, duty gear, less-lethal munitions, anti-riot products and forensic products, we enjoy broad brand name recognition and a strong reputation in the law enforcement equipment industry. The central element of our marketing strategy is to capitalize on our brand name recognition and reputation among our customers by positioning ourselves as a global provider of many of the premier security risk management products that our customers may need. By positioning ourselves in this manner, we expect to capitalize on our existing customer base and our extensive global distribution network and, maximize the benefits of our long history of supplying security related products around the world. For a variety of reasons, we have not historically targeted the military markets for our product offerings. We currently see opportunities to increase penetration of the military markets with our law enforcement products, which could strengthen the image of each product group.

In addition, we have designed comprehensive training programs to provide initial and continuing training in the proper use of our various products. These training programs, offered by The Training Academy for Technology and Tactics, are typically conducted by trained law enforcement and military personnel that we hire for such purposes. However, certain of our training programs also contribute to revenues. Training programs are an integral part of our customer service strategy. In addition to enhancing customer satisfaction, we believe that training also helps breed customer loyalty and brand awareness. Moreover, many of our products are consumable and used in training, which generates replacement orders. Our marketing efforts are further augmented by our involvement with and support of several important law enforcement associations, including the National Tactical Officer's Association, the International Law Enforcement Firearms Instructors, the American Society of Law Enforcement Trainers and the International Association of Chiefs of Police.

We further reinforce distributor loyalty by offering price discounts to high volume distributors. We believe that we have strong relationships with our distributors. The distributors benefit from their association with us due to the quality of our manufactured products, the scope of our product line, the high degree of service we provide and the distributor's opportunity to participate profitably in the sale of our products.

We continually seek to expand our distribution network. As we identify and acquire businesses that fit strategically into our existing product portfolio, we maximize our distribution network by offering additional products. Certain acquisitions, from time to time, can open new channels of global distribution to parts of the world not previously penetrated.

Armor Holdings Products Division also sells a selected number of civilian products into mass merchandise stores and sporting goods stores via a network of national sporting goods wholesalers. These products include concealment holsters, hunting and sports shooting accessories, cleaning equipment and pepper spray products.

In addition to our traditional distribution channels, we are also selling our products on the World Wide Web through a variety of sites. GSA-Buy.com, launched in 2000, contains an on-line catalog and secured transaction platform for all Armor Holdings Products Division General Services Administration contracts targeting government agencies exclusively. For Forensic Specialists, we market our products via Lightning Powder's website, redwop.com. We also sell a small array of our concealable and competition holsters to the consumer market on Holsters.com, limiting distribution of our law enforcement equipment to law enforcement channels of distribution.

Armor Mobile Security Division. On a worldwide basis, the Armor Mobile Security Division employs approximately 28 full-time sales professionals in connection with its commercial sales. These employees operate out of Washington, D.C.; Fairfield, Ohio; Sao Paulo, Brazil; Lamballe, France; Mexico City, Mexico; Bogota, Colombia; Bremen, Germany, Geneva, Switzerland and Caracas, Venezuela. All personnel have a geographic and/or product-specific responsibility. In most cases, the sales personnel also recruit and maintain sales agents or distributors. The agents or distributors have geographic and product specific agreements, and compensation in most cases is based upon a commission arrangement. Sales personnel use a consultative approach when offering solutions to customers' security problems. Sales cycles for commercial physical security products can range from several months to a matter of days, depending upon the product and the urgency associated with the security problem being addressed.

The Armor Mobile Security Division has positioned itself in the marketplace as a commercial company with a military production capability. As such, the Armor Mobile Security Division emphasizes its ability to develop new products, or product adaptations, quickly and more cost effectively than traditional defense contractors. In marketing its products to the military, the Armor Mobile Security Division places strong emphasis on its superior antitank and antipersonnel mine protection for the occupants of tactical wheeled vehicles. We market our military products through a combination of trade show exhibitions, print advertising in military-related periodicals and direct customer visits. We emphasize the cross-marketing of military and commercial products, which we believe strengthens the image of each product group. We have also entered into exclusive teaming and joint marketing agreements with various Original Equipment Manufacturers (OEMs)to manufacturer the Up-armored HMMWV, HIMARS and FMTV (Family of Medium Tactical Vehicles) for sales in domestic and international military and commercial areas. Such agreements allow us to benefit from the OEM distribution network and save on certain selling costs.

Our military sales activities are directed toward identifying contract bid opportunities with various U.S. government agencies and private enterprises acting as prime contractors on government contracts and to making sales through our Foreign Military Sales Program and directly to foreign military organizations. We have three full time business development managers who are responsible for this activity and have contractual arrangements with several outside consultants who assist the business development managers in their activities. Proposal preparation and presentation for government projects is done by a team, which normally consists of program managers, a contracting officer, a cost accountant and various manufacturing and engineering personnel.

PRODUCT MANUFACTURING AND RAW MATERIALS

The raw materials used in manufacturing ballistic resistant garments and Up-Armored vehicles include various ballistic fibers such as Kevlar, Twaron, SpectraShield, Zylon and Z-Shield. Kevlar is a patented product of E.I. du Pont de Nemours Co., Inc. ("Du Pont") and is only available from Du Pont and its European licensee. We purchase Twaron, SpectraShield, Zylon and Z-Shield fibers directly from the manufacturers, and from weaving companies who convert the raw fibers into ballistic fabric. We believe that we enjoy a good relationship with these suppliers. However, if necessary, we believe that we could readily find replacement weavers. We also use SpectraShield and Kevlar in our hard and vehicle armor products. Additionally, we use polycarbonates, acrylics, ballistic quality steel, ceramics, and ballistic glass. We are aware of multiple suppliers for these materials and would not anticipate a significant impact if we were to lose any suppliers.

We purchase other raw materials used in the manufacture of our various products from a variety of sources and additional sources of supply of these materials are readily available. We also own several molds, which are used throughout our less-lethal product line.

We adhere to strict quality control standards and conduct extensive product testing throughout our manufacturing processes. Raw materials are also tested to ensure quality. We have obtained ISO 9001 certification for our Wyoming manufacturing facility for less-lethal products, our PROTECH facility in Pittsfield, Massachusetts for hard armor products, and our Safariland facility in Ontario, California for body armor and duty gear holsters and accessories. We have obtained ISO 9002 certification for our Westhoughton, England manufacturing facility for body armor and high visibility garments. ISO standards are promulgated by the International Organization of Standardization and have been adopted by more than 100 countries worldwide. We obtain ISO certification by successfully completing an audit certifying our compliance with a comprehensive series of quality management and quality control standards.

The Armor Mobile Security Division emphasizes engineering excellence and has an extensive engineering staff. Design engineers use state-of-the-art two-dimensional and three-dimensional computer aided design and engineering or CAD/CAE systems in conjunction with coordinate measuring machines to develop electronic models, which generally are converted to solid models or prototypes. Manufacturing engineers concentrate on improvements in the production process and on overall cost reductions from better methods, fewer components and less expensive materials with equal or superior quality. Applying these techniques, over the years the Armor Mobile Security Division has been able to reduce both the time and cost necessary to produce its armored vehicles. Our ballistic engineers, in conjunction with our design and manufacturing engineers, develop and test new ballistic and blast protection systems that meet ever-changing threats.

BACKLOG

Armor Holdings Products. At December 31, 2002, Armor Holdings Products Division had unfilled customer orders of approximately $7.8 million compared with approximately $9.0 million of such orders at December 31, 2001. These orders were shipped in the first quarter of 2003.

Armor Mobile Security. At December 31, 2002, Armor Mobile Security Division had unfilled customer orders of approximately $78.2 million compared with approximately $65.6 million of such orders at December 31, 2001. Approximately $26.3 million of these orders were shipped in the first quarter of 2003.

COMPETITION

The market for our law enforcement products is highly competitive and we compete by niche in a variety of distribution channels with competitors ranging from small businesses to multinational corporations. For example, in the body armor business, we compete by providing superior design, engineering and production expertise in our line of fully-integrated ballistic and blast protective wear. Our principal competitors in this market niche include Point Blank Body Armor, Inc. and Second Chance Body Armor, Inc. as well as several international competitors on a region-by-region basis. In the less-lethal product industry, we compete by providing a broad variety of less-lethal products with unique features and formulations, which, we believe, afford us a competitive advantage over our competitors. The principal competitive factors for all of our products are quality of engineering and design, reputation in the industry, production capability and capacity, price and ability to meet delivery schedules.

The markets for the Armor Mobile Security Division's products and services are also highly competitive. We compete in a variety of markets and geographic regions, with competitors ranging from small businesses to multinational corporations. We believe that the Armor Mobile Security Division's design, engineering and production expertise in providing fully integrated ballistic and blast protected vehicles gives it a competitive advantage over those competitors who provide protection against only selected ballistic threats.

Geographically there are a number of complete vehicle armorers in Europe, the Middle East and Latin America that armor primarily locally manufactured automobiles. In the U.S. protected passenger automobile armorers include Scaletta Maloney, International Armor and Square One Armoring Services. In each of the South American markets in which we compete there exist a variety of different competitors. In the high-end luxury sedan market we compete with a variety of original equipment manufacturers ("OEMs"), our US competitors as well as a variety of small independent automotive integrators such as Carat Du Chatelet and SVOS in Europe.

The principal competitive factors are price, quality of engineering and design, production capability and capacity, ability to meet delivery schedules and reputation in the industry. There are a large number of companies that provide specific armoring packages for tactical wheeled vehicles, helicopters and selected other military applications.

EMPLOYEES

As of January 1, 2003, we have a total of approximately 1,913 employees in continuing operations, of which approximately 1,050 were employed at Armor Holdings Products, approximately 850 at Armor Mobile Security and 13 employees at our corporate headquarters.

Approximately 23 employees employed by our Armor Products International subsidiary are represented by the General Municipal Boilermaker and Allied Trade Union. None of our remaining employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee related slowdowns and believe that the relationship with our employees is good.

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

GOVERNMENT REGULATION

We are subject to federal licensing requirements with respect to the sale in foreign countries of certain of our products. In addition, we are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our operations and the workplace. The U.S. Bureau of Alcohol, Tobacco, and Firearms also regulates us as a result of our manufacturing of certain destructive devices and by the use of ethyl alcohol in certain products. We also ship hazardous goods, and in doing so, must comply with the regulations of the U.S. Department of Transportation for packaging and labeling. We are also subject to certain regulations promulgated by, among others, the U.S. Departments of Commerce and State and the U.S. Environmental Protection Agency. Additionally, as a government contractor, we are subject to rules, regulation and approvals applicable to government contractors.

ENVIRONMENTAL REGULATIONS

We are subject to federal, state, and local laws and regulations governing the protection of the environment, including those regulating discharges to the air and water, the management of wastes, and the control of noise and odors. While we always strive to operate in compliance with these requirements, we cannot assure you that we are at all times in complete compliance with all such requirements. Like all companies, we are subject to potentially significant fines or penalties if we fail to comply with environmental requirements and we do not currently carry insurance for such events should they occur. Although we have made and will continue to make capital expenditures in order to comply with environmental requirements, we do not expect material capital expenditures for environmental controls in 2003. However, environmental requirements are complex, change frequently, and could become more stringent in the future. Accordingly, we cannot assure you that these requirements will not change in a manner that will require material capital or operating expenditures or will otherwise have a material adverse effect on us in the future.

We are also subject to environmental laws requiring the investigation and cleanup of environmental contamination. We may be subject to liability, including liability for cleanup costs, if contamination is discovered at one of our current or former facilities or at a landfill or other location where we have disposed wastes. The amount of such liability could be material and we do not currently carry insurance for such events should they occur. We use Orthochlorabenzalmalononitrile and Chloroacetophenone chemical agents in connection with our production of tear gas. These chemicals are hazardous and could cause environmental damage if not handled and disposed of properly.

AVAILABLE INFORMATION

Our Internet address is www.armorholdings.com. We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and the proxy statement for our annual meeting of stockholders as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information found on our website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Acts.

DISCONTINUED OPERATIONS

DESCRIPTION OF BUSINESS

Services Division. Our Services Division provides a broad range of sophisticated security risk management solutions to multinational corporations in diverse industries such as natural resources, financial services and consumer products, and to governmental and non-governmental agencies such as the U.S. Departments of State and Defense, the United Nations, United States Agency for International Development ("USAID") and Britain's Department for International Development. Our clients typically have personnel and other investments in unstable and often more risky areas of the world. Through our offices on five continents, we provide our multinational clients with a diversified portfolio of security solutions to assist them in mitigating risks to their operations around the world. Our highly trained, multilingual, and experienced security personnel work closely with our clients to create and implement solutions to complex security problems. These services include security planning, advice and management, security systems integration, intellectual property asset protection, due diligence investigations and training programs in counterintelligence, counter-surveillance, advanced driving techniques and ballistics. We believe that many of our security services, while often representing a small portion of our clients' overall cost of doing business, are critical to our clients' success. We believe that this creates a consistent demand for our premium services at attractive margins.

INDUSTRY OVERVIEW

Specialized Security Services Market. Corporations, governmental and non-governmental organizations as well as humanitarian organizations are increasingly contracting experienced private companies to handle their security services. We believe that demand from these customers operating in developing nations for security services such as risk assessment, crisis management, guard force management, security force organization and executive protection is likely to increase as these entities continue to establish operations and manufacturing facilities in developed and developing countries. In addition, there are risks related to white-collar crime and fraud. Demand for corporate investigative services continues to grow as corporations react to the need to protect their assets against the growing threat of fraud, counterfeiting and piracy of intellectual property.


GEOGRAPHICAL SALES

Broad Portfolio of Services. We offer a broad portfolio of security services, which enables us to provide comprehensive solutions to our customers' security needs. We seek to strengthen our capabilities as a single source provider of global security services to our clients. Our worldwide infrastructure enables us to follow our governmental and multinational corporate clients to new geographical markets and continue to expand the scope of our services.

Strong Client Base. ArmorGroup has a global footprint and currently operates in 35 countries that enable it to serve a client base representing governmental and non-governmental agencies and approximately 500 multinational corporations worldwide.

SERVICES

Our Services Division provides a broad range of sophisticated security risk management services to multinational corporations and to governmental and non-governmental agencies, including the following services:

Security Planning, Advice and Management. We are a leading international provider of specialized security risk management services. We operate in high risk and hostile environments characterized by political instability, diminished law-and-order, emerging market conditions and/or significant natural resources, such as Africa, South America, Southeast Asia, Central Asia, the Balkans and Russia. The core of our service business is the creation and implementation of risk management plans and solutions to complex security problems in high risk areas through detailed and targeted analysis of potential threats to security, assistance in the secure design of facilities, the provision of highly qualified specialists with extensive international experience in practical security applications and on-going training of security personnel and client personnel with respect to preventive security measures. We also provide post-conflict support and services, including specialized mine clearance, to commercial and humanitarian organizations, including agencies of the United Nations. We provide a full range of services including surveys, technical advice, explosive ordnance disposal and mine awareness training for local communities.

We offer security solutions that involve security consultation services and experienced security personnel who act as planners, trainers, managers, advisors, instructors and liaison personnel. We also provide teams of security consultants and advisors, many of who are British Special Air Services veterans. We provide security services including risk assessment, project organization and management, equipment, training and management of existing guard forces, system design, procurement and installation, crisis management, VIP protection, specialist training and evacuation planning. On-site guards are supervised, managed and trained by our professional security staff. Our clients are multinational corporations in industries including petrochemical and natural resource extraction, manufacturing, travel and financial services. Additionally, we serve governmental and non-governmental agencies.

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

Investigation, Due Diligence and Intellectual Property Asset Protection. We provide fraud investigation, asset tracing, computer forensic, computer evidence consulting, due diligence, litigation research, political risk analysis, other business intelligence services and intellectual property asset protection; the latter against counterfeiting, patent infringements, product tampering, gray market distribution, and extortion to identifying unethical supplier activities such as the use of child labor. In offering brand protection, we work with our clients during product development to establish trademark and patent protection strategies and work to protect the brand throughout its lifecycle. These services are provided by professionals with extensive backgrounds in related areas, including trade, finance, law enforcement and intelligence and customs, who gather and decipher hard to find information through extensive networks of business intelligence contacts, and many proprietary and public databases. Our clients include multinational branded product companies involved in tobacco, sportswear, spirits, and pharmaceuticals, as well as investment and commercial banks, law firms and insurance companies.

Training. We offer comprehensive security training programs in counterintelligence, counter-surveillance, advanced driving techniques, and ballistics at our facilities in West Point, Virginia, San Antonio, Texas and Mexico City, Mexico and at customer designated locations. We also offer security, counterintelligence and counter-surveillance training courses for both U.S. government agencies and clients in the private sector. The training includes instruction on methods of recognizing and deterring security risks. Students learn methodologies utilized by terrorists, what information is needed by terrorists in order to plan an attack and how to block or manipulate this flow of intelligence.

CUSTOMERS

Services Division. Our principal security services clients include multinational corporations that have significant investments in remote and hostile areas of the world. We currently serve clients in over 15 industries including petrochemical, mining, branded products, financial services, insurance and legal. Other significant clients include the U.S. Departments of State and Defense, the United Nations, USAID and Britain's Department for International Development and a variety of banking, finance, aid and humanitarian organizations and companies engaged in international trade and commerce. No customer accounted for more than 10% of total revenues of the Services Division during our fiscal year ended December 31, 2002.

MARKETING AND DISTRIBUTION

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

COMPETITION

The security services industry is highly competitive, and we compete in a variety of fields with competitors ranging from small businesses to multinational corporations. Our Services Division competes on the basis of the quality of services provided, ability to provide national and international services and range of services offered, as well as price and reputation. Our security services also face a wide variety of competition in different areas, although there is no single organization that competes directly with us globally. Our principal global competitors in this market include The Wackenhut Corporation, Securitas AB, Group 4 Falck A/S, Kroll, Inc. and Control Risks Group. On a region-by-region basis, we also compete with local providers. Our primary competitors in supplying security services to the petrochemical and mining industries are local security companies, in-house security programs and small consultancy companies. Our primary competitors in the embassy and international agency protection business are local companies and large manned guarding companies including The Wackenhut Corporation, Securicor, and Group 4 Falck A/S. As the countries within which we operate become more mature and stable, competition is likely to increase.

EMPLOYEES

As of January 1, 2003, we had approximately 9,200 employees in our discontinued operations. Our Low Voltage Systems subsidiary has 4 employees covered under a collective bargaining agreement and are represented by the International Brotherhood of Electrical Workers. None of our remaining employees in our discontinued operations are represented by unions or covered by any collective bargaining agreements.

     ITEM 2. PROPERTIES

     The following table identifies and provides certain information regarding our principal facilities.

CONTINUING OPERATIONS


                                                             OWNED/
LOCATION                                 ANNUAL RENT        LEASED           APPROXIMATE SIZE          PRODUCTS MANUFACTURED
-----------------------------------    ---------------    ------------    ---------------------- ---------------------------------
Jacksonville, FL                              N/A           Owned                  14 Acres        Body armor, Forensic products,
                                                                             70,000 sq. ft.        Weapon cleaning lubricants

Jacksonville, FL                         $ 92,227          Leased             3,465 sq. ft.        Corporate headquarters.

Casper, WY                                    N/A           Owned                  66 Acres        Tear gas, Pepper spray,
                                                                             72,234 sq. ft.        Less-lethal munitions

Westhoughton, England                         N/A           Owned            44,000 sq. ft.        Body armor

Ontario, CA                                   N/A           Owned           117,500 sq. ft.        Body armor, Duty gear,
                                                                                                   Automotive accessories

Pittsfield, MA                           $ 46,800          Leased            16,000 sq. ft.        Hard armor, Vehicle armor

Pittsfield, MA                                N/A           Owned            19,700 sq. ft.        Hard armor, Vehicle armor

Tijuana, Mexico                         $ 159,422          Leased            31,452 sq. ft.        Duty gear, Body armor,
                                                                                                   Automotive accessories

Fitzwilliam, NH                          $ 24,000          Leased            22,848 sq. ft.        Police batons

El Segundo, CA                           $ 68,960          Leased              6,500 sq.ft.        Fingerprint equipment

Fort Worth, TX                           $ 26,460          Leased            10,000 sq. ft.        Scope Mounts & Rings

St Cloud, MN                             $ 60,000          Leased            10,000 sq. ft.        LED Light Bars

Fort Worth, TX                           $ 17,940          Leased             5,000 sq. ft.        Scope mounts & rings

Bremen, Germany (1)                           N/A           Owned           150,000 sq. ft.        Armored vehicles

Fairfield, OH                                 N/A           Owned           130,000 sq. ft.        Armored vehicles

Lamballe, France (2)                     $101,000          Leased            52,000 sq. ft.        Armored vehicles

Sao Paulo, Brazil                        $201,000          Leased            56,000 sq. ft.        Armored vehicles

Rio De Janeiro, Brazil                    $12,448          Leased                   sq. ft.        Armored vehicles

Bogota, Colombia                         $ 83,000          Leased            35,000 sq. ft.        Armored vehicles

Bogota, Colombia                         $ 22,200          Leased                                  Armored vehicles

Mexico City, Mexico                      $ 62,500          Leased            20,000 sq. ft.        Armored vehicles, training

Mexico City, Mexico                           N/A           Owned             5,380 sq. ft.        Armored vehicles

Caracas, Venezuela                      $ 128,484          Leased                   Sq. ft.        Armored vehicles

Plattsburgh, NY                          $ 42,000          Leased             3,000 sq. ft.        Hard armor, vehicle armor

Champlain, NY                            $ 18,508          Leased             7,000 sq. ft.        Hard armor, vehicle armor


Note 1 - For accounting purposes, the land underneath our owned facility in Bremen, Germany is financed by a capital lease that is recorded as a liability on our financial statements.

Note 2 - For accounting purposes, the Lamballe, France facility is considered owned and financed by a capital lease that is recorded as a liability on our financial statements.

We believe our manufacturing, warehouse and office facilities are suitable and adequate and afford sufficient manufacturing capacity for our current and anticipated requirements. We believe we have adequate insurance coverage for our properties and their contents.


DISCONTINUED OPERATIONS

    London, England                 $327,500          Leased           9,964 sq. ft.     ArmorGroup

    West Point, VA                  $67,740           Leased              490 Acres,     Training
                                                                       6,694 sq. ft.

    San Antonio, TX                    N/A            Owned               261 Acres,     Training
                                                                       2,600 sq. ft.

We also lease an average of 5,000 square feet at each of 35 worldwide locations, at an aggregate annual rental of approximately $1,000,000 having terms expiring from 1 to 10 years.
--------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

In 1997 we terminated several agreements with a Dutch company, Airmunition International, B.V. (AMI), and with a British company, Crown Limited (Crown). AMI and Crown started an action against us before the Netherlands Arbitration Institute in Rotterdam, Holland claiming breach of contract and unauthorized use of confidential information and seeking damages of $20.5 Million. The case is currently pending, and while we are contesting the allegations vigorously, we are unable to predict the outcome of this matter. Although we do not have insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

On January 16, 1998, our Services Division ceased operations in Angola. The cessation of operations in Angola was dictated by that government's decision to deport all of our expatriate management and supervisors. As a result of the cessation of operations in Angola, our Services Division became involved in various disputes with SHRM S.A.("SHRM"), its minority joint venture partner relating to the Angolan joint venture known as Defense System International Africa ("DSIA"). On March 6, 1998, SIA (a subsidiary of SHRM) filed a complaint against Defense Systems France, SA ("DSF") before the Commercial Court of Nanterre (Tribunal de Commerce de Nanterre) seeking to be paid an amount of $577,286 corresponding to an alleged debt of DSIA to SIA. On June 27, 2000, the judge of the Paris Commercial Court ruled SHRM did not provide evidence required to establish its standing and the proceedings brought by SHRM were cancelled. On October 3, 2000, a winding up petition was served by DSF against DSIA. On October 31, 2000, SHRM filed a counterclaim seeking to have this winding up petition dismissed. On November 28, 2000, SHRM appealed the June 27, 2000 judgement rendered by the Paris Commercial Court, claiming that the Paris Commercial Court no longer had jurisdiction over the case. On September 18, 2001, the Paris Commercial Court stayed the proceeding pending the outcome of the appeal. A hearing with the Court of Appeal on the standing of SHRM and on the merits was held on October 24, 2002. The Commercial Court of Nanterre has stayed the proceedings before it, pending the decisions of the Court of Appeal and the Paris Commercial Court. In February 2003, the Court of Appeal ruled against SHRM and its parent entity, Compass Group, effectively ending all further proceedings on the merits of Compass'claims. The decision is appealable by Compass.

In 1999 and prior to our acquisition of OHEAC in 2001, O'Gara-Hess & Eisenhardt Armoring do Brasil Ltda. (OHE Brazil) was audited by the Brazilian federal tax authorities and assessed over Ten Million Reals (US$2.8 Million based on the exchange rate as of December 31, 2002). OHE Brazil has appealed the tax assessment and the case is pending. To the extent that there may be any liability, we believe that we are entitled to indemnification from Kroll, Inc. under the terms of our purchase agreement dated April 20, 2001, despite the denial by Kroll, Inc. of any such liability, because the events occurred prior to our purchase of the O'Gara Companies from Kroll, Inc. Additionally, Kroll, Inc. has provided us with a US$1.5 Million letter of credit until August 21, 2008 in order to collateralize Kroll's indemnification obligation, which is capped at US$5 Million with respect to this matter. At this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

In 1999 and prior to our acquisition of OHEAC in 2001, several of the former employees of Kroll O'Gara Company de Mexico, S.A. de C.V. (O'Gara Mexico), a subsidiary of OHEAC, commenced labor claims against O'Gara Mexico seeking damages for unjustified termination. These cases are still pending before the labor board in Mexico City. The terminated employees are seeking back pay and benefits since the date of termination amounting to approximately US $2,890,998, and accruing at approximately US $50,400 per month. To the extent that there may be any liability, we believe that we are entitled to indemnification from Kroll, Inc. under the terms of our purchase agreement dated April 20, 2001, despite the denial by Kroll, Inc. of any such liability, because the events occurred prior to our purchase of the

O'Gara Companies from Kroll, Inc. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

In August 2001, Defense Technology Corporation of America ("DTC"), one of our subsidiaries, received a civil subpoena from the United States Environmental Protection Agency requesting information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation and Liability Act regarding the possible impact of the Casper, Wyoming tear gas facility on the environment. DTC responded to the request, and to date the EPA has not taken any further action with respect to the matter. At this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

In December 2001, OHE France sold its industrial bodywork business operated under the name Labbe/Division de O'Gara Hess & Eisenhardt France/ Carrosserie Industriells to SNC Labbe. Subsequent to the sale the Labbe Family Trust (LFT), owner of the leasehold interest upon which the Carrosserie business is operated, sued OHE France and SNC Labbe claiming that transfer of the leasehold was not valid because the LFT had not given its consent to the transfer as required under the terms of the lease. Further, LFT seeks to have OHE France, as the sole tenant, maintain and repair the leased building. The approximate cost of renovating the building is estimated to be between US $3.2 and US $6.4 million, based on the exchange rate as of December 31, 2002. The case is currently pending, and while we are contesting the allegations vigorously, we are unable to predict the outcome of this matter. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

In December 2001, an action was filed against us in the Regional Court of Nuremberg, Germany alleging unauthorized use of the trademarks "First Defense" and "First Defense Aerosol Pepper Projector." The case is currently pending, and while we are contesting the allegations vigorously, we are unable to predict the outcome of this matter. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

On or about March 22, 2002, O'Gara-Hess & Eisenhardt Armoring Company (OHEAC), one of our subsidiaries, received a civil subpoena from the Department of Defense (DOD) requesting documents and information concerning various quality control documentation regarding parts delivered by its subcontractors and vendors in support of the High Mobility Multipurpose Wheeled Vehicles (HMMWV) armored at its Fairfield, Ohio facility for the period October 1, 1999 through May 1, 2001. OHEAC has complied fully with the subpoena. In early 2003, OHEAC was advised that the Department of Justice (DOJ) was also investigating separate claims against OHEAC filed by individuals that involve the same time frame and issues covered by the DOD subpoena. OHEAC is responding to the government's questions and expects to meet with the DOJ to discuss the current status of the investigation and explore closure. Given the stage of these investigations, it is not possible to predict the outcome of this matter. To the extent that there may be any liability, we believe that we are entitled to indemnification from Kroll, Inc. under the terms of our purchase agreement dated April 20, 2001, despite the denial by Kroll, Inc. of any such liability, because the events occurred prior to our purchase of the O'Gara Companies from Kroll, Inc. At this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

In June 2002, O'Gara Hess & Eisenhardt France S.A. (OHE France) received a tax reassessment from the French tax authorities for the tax years ended on March 31, 1999, 2000 and 2001 totaling approximately (euro)720,940 (Euro) (US$755,761 based on the exchange rate as of December 31, 2002). OHE France has appealed the tax assessment and the case is pending. To the extent that there may be any liability, we believe that we are entitled to indemnification from Kroll, Inc. under the terms of our purchase agreement dated April 20, 2001, despite the denial by Kroll, Inc. of any such liability, because the events occurred prior to our purchase of the O'Gara Companies from Kroll, Inc. At this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

On October 18, 2002, we were notified by the Internal Revenue Service that our tax return for the tax year ended December 31, 2000 had been selected for examination. Further, on January 30, 2003 we were notified that our tax return for the tax year ended December 31, 2001 had been selected for examination. The examinations are currently pending, and at this time we are unable to predict the outcome of these matters.

In October 2002, we were sued in the United States District Court for the District of Wyoming. The plaintiffs in that lawsuit asserted various state law tort claims and federal environmental law claims under the Resource Conservation and Recovery Act and the Clean Air Act stemming from DTC's Casper, Wyoming tear gas plant. The plaintiffs have not yet quantified their alleged damages. The plaintiffs have filed their suit as a potential class action, but have not yet sought judicial certification of the class. The alleged actions took place over time periods during which we were covered by different insurance policies. We have notified our insurance carriers of the suit. Our prior insurance carrier has agreed, under a full reservation of rights, including with respect to any liability which relates to the time its policy was in effect, to provide a defense and to address the question of liability indemnification in the future. Our current insurance carrier has declined defense and indemnification coverage. While we do not carry specific environment insurance coverage, we have reserved the right to challenge our insurance carrier's determination. The case is currently pending, and while we are contesting the allegations vigorously, we are unable to predict the outcome of this matter. At this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

In addition to the above, in the normal course of business, we are subjected to various types of claims and currently have on-going litigations in the areas of products liability and general liability. Our products are used in a wide variety of law enforcement situations and environments. Some of our products can cause serious personal or property injury or death if not carefully and properly used by adequately trained personnel. We believe that we have adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductible or self-insured retention. Our annual insurance premiums and self insurance retention amounts have risen significantly over the past several years and may continue to do so to the extent we are able to purchase insurance coverage. At this time, we do not believe any such claims or litigations will have a material impact on our financial position, operations and liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, par value $.01 per share (the "Common Stock") is traded under the symbol "AH" on the New York Stock Exchange (the "NYSE"). The following table sets forth the range of high and low sales prices for our Common Stock on the NYSE for fiscal years 2002 and 2001 and for the first quarter of fiscal year 2003 (through March 21, 2003).


                                                          HIGH            LOW
                                                          ----            ---
       2003
       1st Quarter - through March 21, 2003            $ 14.60          $9.40

       2002
       4th Quarter ...........................         $ 16.50        $ 12.50
       3rd Quarter ...........................         $ 25.50        $ 12.00
       2nd Quarter............................         $ 29.55        $ 22.00
       1st Quarter.............................        $ 28.25        $ 20.45

       2001
       4th Quarter ...........................         $ 27.60        $ 19.25
       3rd Quarter ...........................         $ 23.50        $ 14.20
       2nd Quarter............................         $ 19.25        $ 11.00
       1st Quarter...........................          $ 17.75        $ 14.60


HOLDERS

As of March 18, 2003, we had approximately 485 stockholders of record. Only record holders of shares held in "nominee" or street names are included in this number.

DIVIDENDS

We have never declared or paid cash dividends on our Common Stock. We intend to retain future earnings, if any, for use in the operations of our business including working capital, repayment of indebtedness, capital expenditures and general corporate purposes. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. In addition, we are restricted from paying dividends on our Common Stock pursuant to our Credit Agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 8 to Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

None.

STOCK OPTION PLANS

The table below shows the number of options and range of exercise prices we granted to various employees and directors during our fiscal year ended December 31, 2002 under our 1999 Stock Incentive Plan, 2002 Stock Incentive Plan and 2002 Executive Stock Plan.


  PLAN NAME                                          NUMBER OF GRANTS               GRANT PRICE RANGES
  -----------------------------------------------    --------------------------     ----------------------------------
  1999 Stock Incentive Plan                                            471,501               $21.75 - $23.93
  2002 Stock Incentive Plan                                            117,500               $13.77 - $14.99
  2002 Stock Incentive Plan                                            935,659               $15.00 - $25.80
  2002 Executive Stock Plan                                            370,000               $23.93 - $23.93
  -----------------------------------------------    --------------------------     ----------------------------------
  Total                                                              1,894,660               $13.77 - $25.80
  ===============================================    ==========================     ==================================


The options granted to non-employee directors vest in one year, and options granted to employees typically vest equally over a period of three years from the date of the grant. The vesting of the options may be accelerated in the event of the occurrence of certain events.

The following table sets forth certain information regarding our equity plans as at December 31, 2002.



                                       --------------------------    -------------------------    -------------------------
                                                                                                            (C )
                                                                                                    Number of securities
                                                  (A)                          (B)                remaining available for
                                        Number of securities to          Weighted-average          future issuance under
                                        be issued upon exercise         exercise price of           equity compensation
                                        of outstanding options,        outstanding options,           plans (excluding
                                          warrants and rights          warrants and rights        securities reflected in
 Plan Category                                                                                          column (a))

----------------------------------     --------------------------    -------------------------    -------------------------

Equity compensation                           3,289,658                       $17.17                     1,418,635
plans approved by
security holders

Equity compensation                             995,000                       $16.00                           --
plans not approved by                        ----------
security holders

     Total                                    4,284,658

We have two non-qualified equity plans that have not been approved by stockholders. The 2002 Executive Stock Plan provides for the grant of a total of 470,000 stock options and stock awards to our key employees. The Board of Directors, or a committee designated by the Board consisting of two or more independent directors, is authorized to set the price and terms and conditions of the options and awards granted under the 2002 Executive Stock Plan. Options under the 2002 Executive Stock Plan are substantially the same as the 2002 Incentive Stock Plan except that we may only grant non-qualified stock options under the 2002 Executive Stock Plan. The 2002 Executive Stock Plan was adopted on March 13, 2002 and all shares available for grant under the 2002 Executive Stock Plan were granted to our executive officers on March 13, 2002.

The 1998 Stock Option Plan provides for the grant of a total of 725,000 stock options to our key employees. The Board of Directors, or a committee designated by the Board consisting of two or more independent directors, is aughorized to set the terms and conditions of the options granted under the 1998 Stock Option Plan. The exercise price of all options granted under the 1998 Stock Option Plan is equal to the fair market value of our common stock on the date of grant. As of the end of our last fiscal year, there were no shares available for options to be granted under the 1998 Stock Option Plan.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL OVERVIEW

FIVE-YEAR SUMMARY

     The table below sets forth a summary of our results of operations and financial condition as of and for the periods then ended.


                                                    2002            2001           2000            1999           1998
                                                    ----            ----           ----            ----           ----
                                            (AMOUNTS IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)
Total Revenues (1)                                $ 305,117       $197,100       $139,904        $ 96,706        $45,644
Operating Income                                  $  38,365       $ 26,673       $ 19,869        $ 15,126        $ 6,326
Income from continuing operations                 $  21,337       $ 14,684       $ 10,847        $ 11,217        $ 4,718

Net Income (2)                                    $ (17,689)      $ 10,128       $ 17,048        $ 13,196        $ 8,596
Basic income from continuing operations
per common share                                  $    0.70       $   0.61       $   0.48        $   0.53        $  0.29

Diluted income from continuing operations
per common share                                  $    0.69       $   0.59       $   0.46        $   0.52        $  0.27

Basic Earnings Per Share                          $   (0.58)      $   0.42       $   0.75        $   0.63        $  0.53
Diluted Earnings Per Share                        $   (0.57)      $   0.41       $   0.73        $   0.61        $  0.50

Note 1 - Revenue for all periods presented represents revenue from continuing operations only while net income includes income and losses from discontinued operations.
Note 2 - 2001 Net income includes a pre-tax restructuring charge of $10.3 million in discontinued operations.

Total Assets                                       $360,836       $388,057       $225,957        $178,922        $94,353
Working Capital                                    $100,591       $142,723       $ 67,937        $ 53,993        $24,366
Long-Term Obligations                                $5,240       $  4,640       $ 38,288        $  2,453        $   344
Stockholders' Equity                               $288,077       $326,019       $166,771        $157,883        $75,102



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

Our actual results may differ from those expressed or implied in forward-looking statements. We believe that we are subject to a number of risk factors, including: the inherent unpredictability of currency fluctuations; competitive actions, including pricing; the ability to realize cost reductions and operating efficiencies, including the ability to implement headcount reduction programs timely and in a manner that does not unduly disrupt business operations and the ability to identify and to realize other cost-reduction opportunities; general economic and business conditions, our ability or inability to successfully sell the Services Division; our ability to successfully execute changes to operations, such as the move of our corporate headquarters and certain of our manufacturing operations, without disrupting our operations; and our ability to obtain supplies and raw materials without disruption.

Any forward-looking statements in this report should be evaluated in light of these and other important risk factors listed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K including the accompanying financial statements.

COMPANY OVERVIEW

We are a leading manufacturer and provider of security products, vehicle armor systems and security risk management services. Our products and services are used by military, law enforcement, security and corrections personnel throughout the world, as well as governmental agencies, multinational corporations and non-governmental organizations. Our company is organized and operated under three business segments: Armor Holdings Products; Armor Mobile Security; and ArmorGroup, which is accounted for as a discontinued operation.

CONTINUING OPERATIONS

Armor Holdings Products. Our Armor Holdings Products Division manufactures and sells a broad range of high quality, branded law enforcement equipment, such as concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, emergency lighting products, forensic products, firearms accessories and weapon maintenance products. Our products are marketed under brand names that are well-known and respected in the military and law enforcement communities such as American Body Armor(TM), Safariland(R), B-Square(TM), Break-Free(R), Defense Technology/Federal Laboratories(TM), MACE(R), PROTECH(TM), NIK(R)Public Safety, Monadnock(TM) Lifetime Products, Identicator(TM), Lightning Powder(R), SpeedFeed(TM), and 911EP(R). We sell our manufactured products primarily to law enforcement agencies through a worldwide network of over 350 distributors and sales agents, including approximately 200 in the United States. Our extensive distribution capabilities and commitment to customer service and training have enabled us to become a leading provider of security equipment to law enforcement agencies.

Armor Mobile Security. Our Armor Mobile Security Division manufactures and installs ballistic and blast protected armoring systems for military vehicles, commercial vehicles, military aircraft, and missile components. Under the brand name O'Gara-Hess & Eisenhardt, we are the sole-source provider to the U.S. military for the supply of armoring and blast protection systems for the High Mobility Multi-purpose Wheeled Vehicle (the "HMMWV"). We are also under contract with the U.S. Army to provide systems technical support for the installed base of approximately 3,500 up-armored HMMWV's. We provide spare parts and maintenance services for the HMMWV's in use and we expect that our maintenance services may increase if the U.S. military substantially increases its HMMWV purchases or substantially increases its use of the current installed base. Additionally, the Armor Mobile Security Division has been subcontracted to develop a ballistic and blast protected armored and sealed truck cab for the High Mobility Artillery Rocket System ("HIMARS"), a U.S. Army and Marine Corps program recently transitioned from developmental to low rate initial production with deliveries scheduled in late 2003. The Division also markets armor sub-systems for other tactical wheeled vehicles. We armor a variety of commercial vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats.

DISCONTINUED OPERATIONS

Services Division. Our Services Division provides a broad range of sophisticated security risk management solutions to multinational corporations in diverse industries such as natural resources, financial services and consumer products, and to governmental and non-governmental agencies such as the U.S. Departments of State and Defense, the United Nations, United States Agency for International Development ("USAID") and Britain's Department for International Development. Our clients typically have personnel and other investments in unstable and often more risky areas of the world. Through our offices on five continents, we provide our multinational clients with a diversified portfolio of security solutions to assist them in mitigating risks to their operations around the world. Our highly trained, multilingual, and experienced security personnel work closely with our clients to create and implement solutions to complex security problems. These services include security planning, advice and management, security systems integration, intellectual property asset protection, due diligence investigations and training programs in counterintelligence, counter-surveillance, advanced driving techniques and ballistics. We believe that many of our security services, while often representing a small portion of our clients' overall cost of doing business, are critical to our clients' success. We believe that this creates a consistent demand for our premium services at attractive margins.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include revenue recognition, the use of estimates, income taxes and impairment.

Revenue Recognition. We record products revenue at the time of shipment. Returns are minimal and do not materially affect the financial statements.

We record revenue from our Mobile Security Division when the vehicle is shipped, except for larger commercial contracts typically longer than four months in length and the contract for the delivery of HMMWVs to the U.S. Government, which continues through 2005. Revenue from such larger contracts is recognized on the percentage of completion, units-of-work performed method. HMMWV units sold to the U.S. Government are considered complete when the onsite Department of Defense officer finishes the inspection of the HMMWV and approves it for delivery. Should such contracts be in a loss position, the entire estimated loss would be recognized for the balance of the contract at such time. We believe that our current contracts are profitable.

We record service revenue as services are provided on a contract-by-contract basis. Revenues from service contracts are recognized over the term of the contract.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include periodic testing of the carrying value of long-lived assets for impairment, valuation allowances for receivables, inventories and deferred income tax assets, liabilities for potential litigation claims and settlements; and contract contingencies and obligations. Actual results could differ from those estimates.

Income taxes. We account for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under the asset and liability method specified thereunder, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are offset by deferred tax assets relating to net operating loss carryforwards and deductible temporary differences. Future benefits obtained either from utilization of net operating loss carryforwards or from the reduction in the income tax asset valuation allowance existing on September 20, 1993 have been and will be applied to reduce reorganization value in excess of amounts allocable to identifiable assets. At December 31, 2002 and 2001, our consolidated foreign subsidiaries have unremitted earnings of approximately $3.0 million and $1.3 million, respectively on which the Company has not recorded a provision for United States Federal income taxes since these earnings are considered to be permanently reinvested. Such foreign earnings have been taxed according to the regulations existing in the countries in which they were earned.

Impairment. Long-lived assets including certain identifiable intangibles, and the goodwill related to those assets, are reviewed annually for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets. Management has reviewed the Company's long-lived assets and has taken an impairment charge of $31.2 million to reduce the carrying value of the Services Division to estimated realizable value. The method used to determine the existence of an impairment would be discounted operating cash flows estimated over the remaining useful lives of the related long-lived assets for continuing operations in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Impairment is measured as the difference between fair value and unamortized cost at the date impairment is determined.

Discontinued Operations. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), a component classified as held for sale is reported in discontinued operations when the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. In a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement for current and prior periods reports the results of operations of the component, including any estimated impairment gain or loss recognized in accordance with SFAS 144 paragraph 37, in discontinued operations. The results of discontinued operations, less applicable income taxes (benefit), is reported as a separate component of income before extraordinary items and the cumulative effect of accounting changes (if applicable). The assets and liabilities of a disposal group classified as held for sale is presented separately in the asset and liability sections, respectively, of the statement of financial position.

RESULTS OF OPERATIONS

Effective June 30, 2002, we decided to sell the ArmorGroup Services Division through an organized and formal auction managed by outside advisors. In accordance with Statement of Accounting Standards 144, Accounting for Impairment or Disposal of Long-Lived Assets, the assets and liabilities of the Company's Services Division are classified as held for sale, with its operating results reported as discontinued operations in our statement of operations for all periods. Our US based training subsidiary, USDS, Inc. previously reported under the Services Division but not included for sale has been reclassified to the Products Division.

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated:


                                                          FISCAL YEAR
                                                   2002       2001     2000
                                                   ----       ----     ----

Revenue from continuing operations
   Products                                       59.0%       76.0%    100.0%
   Mobile Security                                41.0%       24.0%      0.0%
Total revenues from continuing operations        100.0%      100.0%    100.0%
Cost of sales                                     69.1%       64.1%     61.1%
Operating expenses                                16.3%       19.6%     21.6%
Amortization                                       0.1%        1.1%      1.2%
Integration and other non-recurring charges        1.9%        1.7%      1.8%
Operating income                                  12.6%       13.5%     14.2%
Interest expense, net                              0.3%        2.0%      1.3%
Other income, net                                  0.0%        0.0%      0.0%
Income from continuing operations before
   provision for income taxes                     12.3%       11.6%     12.9%
Provision for income taxes                         5.3%        4.2%      5.2%
Income from continuing operations                  7.0%        7.5%      7.8%
(Loss) Income from discontinued operations
   before provision for income taxes             (13.9)%      (3.6)%     5.9%
Provision (benefit) for income taxes              (1.1)%      (1.3)%     1.5%
(Loss) Income from discontinued operations       (12.8)%      (2.3)%     4.4%
Net (Loss) Income                                 (5.8)%       5.1%     12.2%


FISCAL 2002 AS COMPARED TO FISCAL 2001

Net (loss) income. Net income decreased $27.8 million to a net loss of $17.7 million for the year ended December 31, 2002 ("fiscal 2002") compared to net income of $10.1 million for the year ended December 31, 2001 ("fiscal 2001"). Income from continuing operations and the loss from discontinued operations was $21.3 million and $39.0 million respectively for fiscal 2002, compared to income from continuing operations of $14.7 million and a loss from discontinued operations of $4.6 million for fiscal 2001. The increase in income from continuing operations relates primarily to the inclusion of the Mobile Security Division for a full year in 2002 versus four months in 2001

CONTINUING OPERATIONS

Armor Holdings Products revenues. Our Armor Holdings Products Division revenues increased $30 million, or 20.1%, to $179.9 million in fiscal 2002, compared to $149.9 million in fiscal 2001. For fiscal 2002, Products Division revenue increased 14.4% internally, including year over year changes in acquired businesses, and 5.7% due to a series of small strategic "tuck-in" acquisitions including Identicator, Inc. ("Identicator"), Guardian Personal Security Products, Inc. ("Guardian"), Speedfeed, Inc. ("Speedfeed"), the Foldable Products Group

("Foldable"), Evi-Paq, Inc. ("Evi-Paq") B-Square, Inc. ("B-Square") and 911 Emergency Products ("911"). Products Division revenues include $16.8 million and $7.2 million from USDS, Inc., our US based training company, for the years ended fiscal 2002 and fiscal 2001, respectively. In our filings prior to June 30, 2002, we reported USDS, Inc. as a part of our Services Division.

Mobile Security Division revenues. Our Armor Mobile Security Division revenues increased $77.9 million, or 165.0% to $125.2 million in fiscal 2002, compared to $47.2 million in fiscal 2001. Revenues for fiscal 2001, included only four months of operations after the acquisitions of O'Gara-Hess & Eisenhardt Armoring Company, The O'Gara Company, and O'Gara Security Associates, Inc. in August, 2001. Revenues in fiscal 2002 includes $3.3 million related to the acquisition of Trasco Bremen in September 2002. Including the eight months of operations prior to our ownership and excluding all revenue associated with assets that we either did not purchase or sold, Mobile Security Division revenue increased 17.7% internally from approximately $106.3 million during fiscal 2001.

Cost of sales. Cost of sales increased $84.4 million, or 66.8%, to $210.7 million for fiscal 2002 compared to $126.3 million for fiscal 2001. This increase was due primarily to the acquisition of the Armor Mobile Security Division as well as overall revenue growth for fiscal 2002 compared to fiscal 2001. As a percentage of total revenues, cost of sales increased to 69.1% of total revenues for fiscal 2002 from 64.1% for fiscal 2001. This increase as a percentage of total revenues was partially due to the full year inclusion in 2002 of the Mobile Security Division, which operates at lower average gross margins than the Products Division and partially to reduced Products Division margins as discussed below.

For fiscal 2002, gross margins in the Products Division were 36.4% compared to 39.3% reported in the same period last year, while the gross margins in the Mobile Security Division were 23.0% in fiscal 2002, compared to 25.1% for the four months of the December 31, 2001 fiscal year after the acquisition date. The Products Division consists of a portfolio of law enforcement products, each of which is manufactured and sold at different margins. In any given period, the Products Division weighted average gross margins will fluctuate based upon the relative volume of products sold during the period. Lower gross margins during fiscal 2002 in the Products Division were partially attributable to product mix, as well as to short term increases in manufacturing costs and a raw material supply issues in the division's body armor operations during the first half of 2002.

During late 2001 and 2002, the Products Division combined its Jacksonville, Florida based body armor operation into its body armor manufacturing facility in Ontario, California. During 2002, the Division experienced difficulty in this combination resulting in capacity constraints and increased manufacturing costs. We believe that these capacity constraints have been alleviated and that certain of our body armor manufacturing costs will decrease during the first half of 2003. However, during this time, we also experienced interruptions in the supply of Zylon Shield, a certain ballistic fiber used in our leading concealable ballistic vest. This particular supply problem was related to the ballistic integrity of the fiber we received and not the actual availability of the material. Nevertheless, our inability to receive quality Zylon Shield during this period exacerbated our capacity constraints. As of December 31, 2002, the Division is currently receiving adequate supplies of Zylon Shield and is currently working to decrease its body armor manufacturing costs.

The Products Division gross margins also decreased because it realized higher proportional revenue increases from its training division, which operates at significantly lower overall gross margins than its manufacturing segment. The decrease in gross margins in the Mobile Security Division was primarily due to a less favorable mix of commercial vehicle sales compared to the same period the prior year, a heavier mix of "lower margin" cash-in-transit vehicles in 2002 compared to 2001, and a larger number of base unit sales included in revenue in the 2002 period.

Operating expenses. Operating expenses increased $11.2 million, or 28.9%, to $49.8 million (16.3% of total revenues) for fiscal 2002 compared to $38.7 million (19.6% of total revenues) for fiscal 2001. This increase was primarily due to the operating expenses associated with the operations of the Mobile Security Division, acquired in August 2001, which were not included for the full year ended December 31, 2001. Operating expenses also increased in the Products Division primarily due to operating expenses associated with acquired companies and from internal growth of the business. Operating expenses as a percent of sales decreased because the Mobile Security Division operates with a lower level of operating expenses as a percentage of sales than does the Products Division. We expect to see an increase in corporate operating expense during 2003 because we will incur significant increases in insurance expenses, government affairs and lobbying efforts, internal audit, information technology and increased legal and accounting costs associated with legal compliance.

Amortization. Amortization expense decreased $1.9 million, or 88.6%, to $0.2 million for fiscal 2002 compared to $2.1 million for fiscal 2001. This decrease results from the implementation of SFAS 142, which eliminated goodwill amortization for all acquisitions completed after July 1, 2001, as well as for all fiscal years ending after January 1, 2002. Remaining amortization expense is related to patents and trademarks with finite lives.

Integration and other non-recurring charges. Integration and other non-recurring charges increased $2.6 million, or 79.8%, to $5.9 million for fiscal 2002 compared to $3.3 million in fiscal 2001. These charges relate primarily to the integration of the Mobile Security Division, as well as other acquisitions completed in 2001 and 2002. 2002 integration and other non-recurring charges also included certain expenses related to the integration of our body armor operations, as well as direct costs and expenses associated with potential acquisitions that did not close.

Operating income. Operating income from continuing operations increased $11.7 million to $38.4 million for fiscal 2002 compared to $ 26.7 million in fiscal 2001 due to the factors discussed above. USDS, Inc. contributed operating income that was previously reported as a part of the Services Division of $1.7 million and $1.2 million for the years ended December 31, 2002 and 2001, respectively.

Interest expense, net. Interest expense, net decreased $2.9 million, or 76.1% to $0.9 million for fiscal 2002 compared to $3.9 million for fiscal 2001. This decrease was due primarily to the repayment of long-term debt under our revolving credit facility with the net proceeds of the secondary common stock offering completed in December 2001.

Other expense (income), net. Other expense (income), net, was $51,000 for fiscal 2002, compared to ($82,000) for fiscal 2001 due to a gain on sale of fixed assets during 2001.

Income from continuing operations before provision for income taxes. Income from continuing operations before provision for income taxes increased by $14.5 million to $37.4 million for fiscal 2002 compared to $22.9 million for fiscal 2001 due to the reasons discussed above.

Provision for income taxes. Provision for income taxes was $16.1 million for fiscal 2002 compared to $8.2 million for fiscal 2001. The provision for income taxes for fiscal 2002 included charges of approximately $1.5 million related to the establishment of valuation allowances for certain foreign deferred tax assets of our discontinued operations. The effect of these charges was to increase our effective tax rate for fiscal 2002 to 42.9% compared to 35.9% for fiscal 2001. Without these charges, our effective tax rate for fiscal 2002 would have been 39%. The increase in what our effective tax rate would have been without the tax charges related to our discontinued operations is due primarily to the higher percentage of income earned in the United States and the impact of state income taxes on this income. Our expected effective tax rate is not necessarily indicative of what our actual effective rate will be due to the changing concentration and mix of income in the various countries in which we continue to operate.

Income from continuing operations. Income from continuing operations increased $6.6 million to $21.3 million for fiscal 2002 compared to $14.7 million for fiscal 2001 due to the factors discussed above.

DISCONTINUED OPERATIONS

Many of the items listed below involve accounting estimates. The loss and amounts below will be revaluated in the future for any changes which might be appropriate.

Note 2 of the consolidated financial statements contains comparative information for our discontinued operations. Our ArmorGroup Services Division revenues increased $3.3 million, or 3.5%, to $98.3 million for fiscal 2002 compared to $94.9 million for fiscal 2001. For fiscal 2002, revenue increased 6.7% due to the acquisition of International Training, Inc. ("ITI"), which was acquired as part of the acquisition of our Mobile Security Division and is included in the Services Division from the date of acquisition. The 3.4% reduction in revenue exclusive of the ITI acquisition was a result of lower revenues in the Integrated Systems business in the United States and the Security consulting business both in Latin America and Russia due to the completion of several large contracts.

Cost of sales. Cost of sales increased $10.8 million, or 16.5%, to $75.8 million for fiscal 2002 compared to $65 million for fiscal 2001. This increase was due primarily to the acquisition of ITI. As a percentage of total revenue, cost of sales increased to 77.1% of total revenues for fiscal 2002 from 68.5% for fiscal 2001. This increase in cost of sales as a percentage of total revenue was primarily due to the weakness in our Integrated Systems business resulting in poor margins from increased inventory reserves, the loss of high margin oil industry security consulting work in Latin America and the scaling down of business in the Democratic Republic of Congo.

Operating expenses. Operating expenses increased $6.1 million, or 24.9%, to $30.6 million (31.1% of total revenues) for fiscal 2002 compared to $24.5 million (25.8% of total revenues) for fiscal 2001. This increase was due primarily to increased accounts receivable reserves, other asset write-downs, and other charges in the Integrated Systems and Security consulting businesses, as well as additional operating expenses associated with ITI's operations, acquired in August 2001.

Amortization. Amortization expense decreased $1.5 million, or 100%, to $0 for fiscal 2002 compared to $1.5 million for fiscal 2001. This decrease was a result of the implementation of SFAS 142, which eliminated goodwill amortization for acquisitions completed after July 1, 2001 and for fiscal years beginning on or after January 1, 2002.

Charge for impairment of long-lived assets. Charges for impairment of long-lived assets was $30.3 million for fiscal 2002 compared to $0 for fiscal 2001. The impairment charge is the result of the $24.2 million reduction in carrying value of the Services Division to the estimated realizable value as required by SFAS 144.

Restructuring and related charges. In January 2001, our Board of Directors approved a restructuring plan to close the Services Division's U.S. investigative businesses, realign the Service Division's organization, eliminate excess facilities and reduce overhead in its business worldwide. In connection with this restructuring charge, the Services Division performed a review of its long-lived assets to identify potential impairments. Pursuant to this restructuring plan, we a) eliminated 26 employees, primarily from the Services Division investigative business; b) eliminated an additional 24 employees from its security consulting business; c) incurred lease and other exit costs as a result of the closure of the investigative businesses; and d) wrote-down the value of both tangible and intangible assets as a result of the impairment review.

As a result of the restructuring plan, we recorded a pre-tax charge of $10.3 million. At December 31, 2002 we had a restructuring accrual of $270,000 compared to $354,000 at December 31, 2001 relating to lease termination and other exit costs. This liability has been classified in accrued expenses and other current liabilities on our discontinued operations balance sheet and will be funded through cash provided by operating activities and our credit facility.

Integration and other non-recurring charges. Integration and other non-recurring charges increased $1.8 million, or 238.0%, to $2.6 million for fiscal 2002 compared to $776,000 for fiscal 2001. These charges reflect certain severance expenses, software write-off costs and other expenses associated with preparing the division for sale, as well as the expenses associated with integrating ITI into the Services Division.

Operating loss. Operating losses were $41.9 million for fiscal 2002, compared to an operating loss of $7.1 million for fiscal 2001 due to the factors discussed above.

Interest expense, net. Interest expense, net increased $203,000 or 142%, to $346,000 for fiscal 2002 compared to $143,000 for fiscal 2001. This increase was due to increased utilization of the Services Division's line of credit.

Other (income) expense, net. Other expense, net, was $99,000 for fiscal 2002, compared to other income, net of $218,000 for fiscal 2001. The increase expense in fiscal 2002 was a result of losses on the disposal of fixed assets and other asset write-offs.

Loss from discontinued operations before provision for income taxes (benefit). Loss from discontinued operations before provision for income taxes (benefit) was $41.5 million for fiscal 2002 and $7.1 million for fiscal 2001 due to the reasons discussed above.

Provision for income taxes (benefit). Income tax benefit was $2.4 million for fiscal 2002 compared to a benefit of $2.5 million for fiscal 2001. The effective tax rate for fiscal 2002 was a benefit of 5.9% compared to a benefit of 35.5% for fiscal 2001. The decrease in percentage benefit is primarily due to the inclusion in taxable income of certain expenses not deductible for tax purposes, including a $31.2 million charge for the impairment of long-lived assets.

Loss from discontinued operations. Loss from discontinued operations was $39.0 million for fiscal 2002 compared to a loss from discontinued operations of $4.6 million for fiscal 2001 due to the factors discussed above.

FISCAL 2001 AS COMPARED TO FISCAL 2000

Net (loss) income. Net income decreased $6.9 million to a net income of $10.1 million for fiscal 2001 compared to net income of $17.0 million for the year ended December 31, 2000 ("fiscal 2000"). Net income for fiscal 2001 includes income from continuing operations of $14.7 million and a loss from discontinued operations of $4.6 million, compared to income from continuing operations of $10.8 million and income from discontinued operations of $6.2 million for fiscal 2000.

CONTINUING OPERATIONS

Armor Holdings Product Division Revenues. Armor Holdings Product Division revenues increased $10 million, or 7.1% to $149.9 million in for fiscal 2001 ("fiscal 2001"), compared to $139.9 million for fiscal 2000 ("fiscal 2000"). Revenue increased during the year due to the acquisitions completed in fiscal 2000 and additional fiscal 2001 acquisitions. All of these acquisitions were accounted for as purchases and accordingly the results of their operations are included only from the date of acquisition. Products Division revenues include $7.2 million and $4.6 million from USDS, Inc. for the years ended December 31, 2001 and December 31, 2000, respectively. In our filings prior to June 30, 2002, we reported USDS, Inc. as a part of the Service Division. Not including these acquisitions, the Armor Holdings Product Division revenue decreased during fiscal 2001, due in part to shipping interruptions and order cancellations that resulted from the September 11 terrorist attacks against the World Trade Center and the Pentagon and to a slowdown in purchasing during the first quarter of 2001. We attribute a portion of the first quarter slowdown with the Bulletproof Vest Partnership Act (the "BVP Money") that provides federal matching funds to law enforcement agencies purchasing bullet resistant vests. We believe that agencies delayed their purchasing decisions during the first quarter of 2001 until such time as the BVP Money was fully allocated.

Mobile Security revenues. Mobile Security Division revenues were $47.2 million, in fiscal 2001, compared to $0 in fiscal 2000. The Mobile Security Division was created through the acquisition of O'Gara-Hess & Eisenhardt Armoring Company, The O'Gara Company, and O'Gara Security Associates, Inc., which was completed on August 22, 2001, and only included in our financial statements from the date of acquisition. Revenues for the year ended 2001 included only four months of operations, from the date of acquisition.

Cost of sales. Cost of sales increased $40.9 million, or 47.8%, to $126.3 million for fiscal 2001 compared to $85.5 million for fiscal 2000. This increase was due primarily to the acquisition of the Mobile Security Division as well as overall revenue growth for the fiscal 2001 compared to fiscal 2000. As a percentage of total revenues, cost of sales increased to 64.1% of total revenues for fiscal 2001 from 61.1% for fiscal 2000. This increase as a percentage of total revenues was primarily due to the inclusion of the Mobile Security Division, which operates at lower average gross margins than the Products Division.

For fiscal 2001, gross margins in the Products Division were 39.3% compared to 39.8% reported in fiscal 2000, while the gross margins in the Mobile Security Division were 25.1% for the four-month stub portion for fiscal 2001. The decrease in the Products Division gross margins is attributable to the impact of higher proportional revenue of USDS, Inc., which operates at margins, which are significantly lower than the gross margins experienced within the other Products Division companies.

Operating expenses. Operating expenses increased $8.4 million, or 27.6%, to $38.7 million, or 19.6% of total revenues for fiscal 2001 compared to $30.3 million, or 21.7% of total revenues for fiscal 2000. This increase was primarily due to the operating expenses associated with the operations of the Mobile Security Division, acquired in August 2001, which were not included at all for the year ended December 31, 2000. Operating expenses also increased due to acquisitions in the Products Division including Monadnock and Lightning Powder, as well as general internal growth of the business. Operating expenses as a percent of sales decreased because the Mobile Security Division operates with a lower level of operating expenses as a percentage of sales than does the Products Division.

Amortization. Amortization expense increased $438,000, or 25.7%, to $2.1 million for fiscal 2001 compared to $1.7 million for fiscal 2000. Amortization expense increased during the year due to amortization of intangible assets acquired during fiscal 2000 through the acquisitions of Monadnock and Lightning Powder. In accordance with SFAS 142, we did not amortize goodwill from the O'Gara acquisition, which occurred subsequent to June 30, 2001.

Integration and other non-recurring charges. Integration and other non-recurring charges increased $.7 million, or 27.4%, to $3.3 million for fiscal 2001 compared to $2.6 million in fiscal 2000.

Fiscal 2001 integration expenses represent costs associated with the acquisitions and integration of the Mobile Security Division, Monadnock and Lightning Powder, as well as costs associated with our international tax minimization program. Fiscal 2000 integration expenses included costs associated with the acquisitions of Safariland, and Break-Free, as well as, costs associated with our international tax minimization program and other one time expenses incurred in the third quarter of 2000.

Operating income. Operating income from continuing operations increased $6.8 million, or 34.2%, to $26.7 million for fiscal 2001 compared to $19.9 million in fiscal 2000 due to the factors discussed above. USDS, Inc. contributed operating income that was previously reported as a part of the Services Division of $1.2 million and $889,000 for fiscal 2001 and 2000, respectively.

Interest expense, net. Interest expense, net increased $2.0 million, or 109% to $3.9 million for fiscal 2001 compared to $1.8 million for fiscal 2000. Interest expense, net increased during fiscal 2001 primarily due to interest on debt incurred to fund the acquisitions of Monadnock, Lightning Powder and the Mobile Security Division, which were each funded in part with cash from our revolving credit facility. Increased borrowings under the revolving credit facility were offset by lower interest rates on that debt. Interest expense, net includes interest on and amortization of the fees associated with our debt obligations, including our revolving credit facility, and the amortization of the discount on certain long-term liabilities acquired as part of the Safariland acquisition.

Other (income) expense, net. Other income, net, was $82,000 for fiscal 2001, compared to $67,000 for fiscal 2000.

Income from continuing operations before provision for income taxes. Income from continuing operations before provision for income taxes increased by $4.8 million to $22.9 million for fiscal 2001 compared to $18.1 million for fiscal 2000 due to the reasons discussed above.

Provision for income taxes. Provision for income taxes was $8.2 million for fiscal 2001 compared to $7.2 million for fiscal 2000.

Income from continuing operations. Income from continuing operations increased $3.9 million to $14.7 million for fiscal 2001 compared to $10.8 million for fiscal 2000 due to the factors discussed above.

DISCONTINUED OPERATIONS

ArmorGroup Services Division revenues. Our ArmorGroup Services Division revenues increased $13.9 million, or 17.1%, to $94.9 million for fiscal 2001 compared to $81.1 million for fiscal 2000. For fiscal 2001, revenue increased due to the acquisition of International Training, Inc. ("ITI"), which was acquired as part of the acquisition of O'Gara and is included in the Services Division from the date of acquisition.

Cost of sales. Cost of sales increased $13.0 million, or 24.9%, to $65.0 million for fiscal 2001 compared to $52 million for fiscal 2000. This increase was due primarily to the acquisition of ITI. As a percentage of total revenue, cost of sales increased to 68.5% of total revenues for fiscal 2001 from 64.2% for fiscal 2000. Increased cost of sales is directly related to revenue increases associated with the ITI acquisition and internal revenue growth in our ArmorGroup Services Division. Increasing cost of sales as a percentage of total revenue reflects a shift in revenue mix in the ArmorGroup Service Division from investigations to security services which has lower margins. During 2001, ArmorGroup abandoned its US Investigations strategy by closing several higher margin business units while replacing this revenue with growth in lower margin security consulting service revenue.

Operating expenses. Operating expenses increased $4.4 million, or 22.1%, to $24.5 million (25.8% of total revenues) for fiscal 2001 compared to $20.1 million (24.7% of total revenues) for fiscal 2000. This increase was due to additional operating expenses associated with ITI's operations, acquired in August 2001 as well as internal revenue growth.

Amortization. Amortization expense decreased $206,000, or 11.9%, to $1.5 million for fiscal 2001 compared to $1.7 million for fiscal 2000. The reduction in amortization expense resulted from goodwill write-offs contained in our restructuring charge in the first quarter of 2001. In accordance with SFAS 142, we did not amortize the goodwill from acquisitions in the Services Division, which occurred after June 30, 2001.

Restructuring and related charges. In January 2001, our Board of Directors approved a restructuring plan to close its Services Division's U.S. investigative businesses, realign the division's organization, eliminate excess facilities and reduce overhead in its business worldwide. In connection with this restructuring charge, the Services Division performed a review of its long-lived assets to identify potential impairments. Pursuant to this restructuring plan, the Company a) eliminated 26 employees, primarily from its investigative business; b) eliminated an additional 24 employees from its security consulting business; c) incurred lease and other exit costs as a result of the closure of its investigative businesses; and d) wrote-down the value of both tangible and intangible assets as a result of the impairment review. Most of the significant actions contemplated by the restructuring plan have been completed during fiscal 2001.

As a result of the restructuring plan, we recorded a pre-tax charge of $10.3 million. As of December 31, 2001, we had a remaining liability of $354,000 relating to lease termination and other exit costs. This liability has been classified in accrued expenses and other current liabilities on our consolidated balance sheet and will be funded through cash provided by operating activities and our credit facility.

Equity in earnings of investees. Equity in earnings of investee was $87,000 in fiscal 2000 and relates to our 20% investment in Jardine Securicor Gurkha Services Limited, a Hong Kong joint venture company ("JSGS"), which we sold during fiscal 2000.

Integration and other non-recurring charges. Integration and other non-recurring charges increased $74,000, or 10.5% to $776,000 for fiscal 2001 compared to $702,000 for fiscal 2000. Fiscal 2001 integration expenses represent costs associated with the acquisitions and integration of ITI. Fiscal 2000 integration expenses included costs associated with the acquisitions of OVG/Traquair and Special Clearance Services and other one time expenses incurred in the third quarter of 2000.

Operating (loss) income. Operating loss was $7.1 million for fiscal 2001, compared to operating income of $6.6 million for fiscal 2000 due to the factors discussed above.

Interest expense (income), net. Interest expense (income), net increased $96,000, or 204.3%, to $143,000 for fiscal 2001 compared to $47,000 for fiscal
2000. This increase was due to increased utilization of the Services Division's overdraft line of credit.

Other (income) expense, net. Other income, net decreased $1.5 million, or 87.4% to $218,000 in fiscal 2001, compared to $1.7 million in fiscal 2000 which includes a gain related to the sale of our investment in JSGS in fiscal 2000.

(Loss) income from discontinued operations before provision for income taxes (benefit). Loss from discontinued operations before provision for income taxes (benefit) was $7.1 million for fiscal 2001 compared to income of $8.3 million for fiscal 2000 due to the reasons discussed above.

(Benefit) provision for income taxes. (Benefit) provision for income taxes was ($2.5) million for fiscal 2001 compared to $2.1 million for fiscal 2000. The effective tax rate for fiscal 2001 was a benefit of 35.5% compared to 25.3% for fiscal 2000. The decrease in benefit is primarily due to the inclusion in taxable income of certain expenses not deductible for tax purposes, including an $11.9 million charge for the impairment of long-lived assets.

(Loss) income from discontinued operations. Loss from discontinued operations was $4.6 million for fiscal 2001 compared to income from discontinued operations of $6.2 million for fiscal 2000 due to the factors discussed above.

QUARTERLY RESULTS

Set forth below are certain unaudited quarterly financial data for each of our last eight quarters and certain such data expressed as a percentage of our revenue for the respective quarters. The information has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present such quarterly information in accordance with generally accepted accounting principles. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.


                                                               QUARTER ENDED
----------------------------------------------------------------------------------------------------------------------------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   Dec 31,    Sept 30,     Jun 30,      Mar 31,     Dec 31,      Sept 30,      Jun 30,     Mar 31,
                                    2002        2002        2002         2002         2001         2001         2001         2001
                                 -------------------------------------------------------------------------------------------------


Revenues
  Products                        $ 48,897    $ 49,047     $ 43,057     $ 38,945    $ 42,285     $ 39,315     $ 38,100    $ 30,168
  Mobile Security                   34,454      31,510       28,548       30,659      37,883        9,349            -           -
                                 -------------------------------------------------------------------------------------------------
Total Revenue                       83,351      80,557       71,605       69,604      80,168       48,664       38,100      30,168
Operating income                    10,815      10,337        8,168        9,045      10,590        5,328        7,127       3,628
Interest expense, net                  254         343          284           42       1,334        1,102          775         653
Other expense (income), net            128        (13)            -          (64)       (228)         146            -           -
                                 -------------------------------------------------------------------------------------------------
Income from continuing              10,433      10,007        7,884        9,067       9,484        4,080        6,352       2,975
operations before taxes
Provision for income taxes           2,451       7,043        3,060        3,500       2,925        1,607        2,503       1,172
                                 -------------------------------------------------------------------------------------------------
Income from continuing               7,982       2,964        4,824        5,567       6,559        2,473        3,849       1,803
operations
(Loss) income from
discontinuing operations           (23,862)    (17,032)        (817)         244      (1,042)       1,058          362      (7,443)
before taxes
(Benefit) provision for income      (2,863)        639          (68)        (149)        114         (292)         (87)     (2,244)
taxes
                                 -------------------------------------------------------------------------------------------------
(Loss) income from                 (20,999)    (17,671)        (749)         393      (1,156)       1,350          449      (5,199)
discontinuing operations
                                 -------------------------------------------------------------------------------------------------
Net (loss) income                 $(13,017)   $(14,707)     $ 4,075     $  5,960    $  5,403     $  3,823     $  4,298    $ (3,396)
                                 =================================================================================================

Net income/(loss) per common
share - Basic
Income from continuing operations $   0.27    $   0.10     $   0.15     $   0.18    $   0.25    $   0.10     $   0.17    $   0.08
Loss from discontinuing              (0.71)      (0.60)       (0.02)        0.01       (0.04)       0.06         0.02       (0.23)
operations
                                 -------------------------------------------------------------------------------------------------
Basic (loss) earnings per share   $  (0.44)   $  (0.50)    $   0.13     $   0.19    $   0.21     $   0.16     $   0.19    $  (0.15)
                                 =================================================================================================
Net income/(loss) per common
share - Diluted
Income from continuing operations $   0.27    $   0.10     $   0.15     $   0.17    $   0.24     $   0.10     $   0.16    $   0.08

Loss from discontinuing              (0.71)      (0.59)       (0.02)        0.02       (0.04)        0.06         0.02       (0.22)
operations
                                 -------------------------------------------------------------------------------------------------
Diluted (loss) earnings per share $  (0.44)   $  (0.49)    $   0.13     $   0.19    $   0.20     $   0.16     $   0.18    $  (0.14)
                                 =================================================================================================

Weighted average common shares
outstanding
Basic                               29,456      29,708       31,193       31,030      26,138       23,645       23,007      22,861

Diluted                             29,623      30,037       32,110       31,986      27,206       24,317       23,682      23,650

Revenues
  Products                           58.7%       60.9%        60.1%        56.0%       52.7%        80.8%       100.0%      100.0%
  Mobile Security                    41.3%       39.1%        39.9%        44.0%       47.3%        19.2%         0.0%        0.0%
                                 -------------------------------------------------------------------------------------------------
Total revenue                       100.0%      100.0%       100.0%       100.0%      100.0%       100.0%       100.0%      100.0%
Operating income                     13.0%       12.8%        11.4%        13.0%       13.2%        10.9%        18.7%       12.0%
Interest expense, net                 0.3%        0.4%         0.4%         0.1%        1.7%         2.3%         2.0%        2.2%
Other expense (income), net           0.2%        0.0%         0.0%        -0.1%       -0.3%         0.3%         0.0%        0.0%
                                 -------------------------------------------------------------------------------------------------
Income from continuing               12.5%       12.4%        11.0%        13.0%       11.8%         8.4%        16.7%        9.9%
operations before taxes
Provision for income taxes            2.9%        8.7%         4.3%         5.0%        3.6%         3.3%         6.6%        3.9%
                                 -------------------------------------------------------------------------------------------------
Income from continuing                9.6%        3.7%         6.7%         8.0%        8.2%         5.1%        10.1%        6.0%
operations
Income from discontinuing           (28.6%)     (21.1%)       (1.1%)        0.4%       (1.3%)        2.2%         1.0%      (24.7%)
operations before taxes
(Benefit) provision for income       (3.4%)       0.8%       (0.1%)        (0.2%)      (0.1%)       (0.6%)       (0.2%)      (7.4%)
taxes
                                 -------------------------------------------------------------------------------------------------
Loss from discontinuing             (25.2%)     (21.9%)       (1.0%)        0.6%       (1.4%)        2.8%         1.2%      (17.2%)
operations
                                 -------------------------------------------------------------------------------------------------
Net income                          (15.6%)     (18.3%)        5.7%         8.6%        6.7%         7.9%        11.3%      (11.3%)
                                 =================================================================================================

LIQUIDITY AND CAPITAL RESOURCES

On August 22, 2001, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with Bank of America, Canadian Imperial Bank of Commerce, First Union National Bank, Suntrust Bank, Republic Bank, Keybank National Association, and ING (U.S.) Capital LLC. Pursuant to the Credit Agreement, the lenders established a $120,000,000 line of credit for our benefit expiring on February 12, 2004. The Credit Agreement, among other things, provides for (i) total maximum borrowings of $120,000,000 and (ii) the capability for borrowings in foreign currencies. All borrowings under the Credit Agreement bear interest at either (i) a base rate, plus an applicable margin ranging from .000% to .375%, depending on certain conditions, (ii) a eurodollar rate, plus an applicable margin ranging from 1.125% to 1.875%, depending on certain conditions, or (iii) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125% to 1.875%, depending on certain conditions. In addition, the Credit Agreement includes both negative and affirmative covenants customary for a credit facility of this nature, such as limitations on capital expenditures, indebtedness, and sales of assets, minimum fixed charge coverage, maintenance of net worth, a limitation on senior indebtedness to capitalization, and a restriction against paying dividends. As of December 31, 2002 we are in compliance with all of our negative and affirmative covenants.

The Credit Agreement also provides that Bank of America will make swing-line loans to us of up to $5,000,000 for working capital purposes and will issue letters of credit on our behalf of up to $20,000,000. As of December 31, 2002, we had no outstanding borrowings under our Credit Facility, and Bank of America had issued $11.4 million in letters of credit giving us $108.6 million of availability under our credit agreement. All indebtedness under the Credit Agreement will mature on February 12, 2004. On December 31, 2002, we had approximately $6.9 million in total long-term debt for continuing operations, consisting of $3.9 million in industrial development revenue bonds and $3.0 million in other long-term liabilities assumed in connection with acquisitions.

In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time depending upon market conditions and other factors, of up to an additional 4.4 million shares. Through March 10, 2003, we repurchased 3.3 million shares of our common stock under the stock repurchase program at an average price of $12.42 per share, leaving us with the ability to repurchase up to an additional 4.3 million shares of our common stock. Repurchases may be made in the open market, in privately negotiated transactions or otherwise.

We expect to continue our policy of repurchasing our common stock from time to time. In addition, our Credit Agreement permits us to repurchase shares of our common stock with no limitation if our ratio of Consolidated Total Indebtedness to Consolidated EBTIDA (as such terms are defined in the Credit Agreement) for any rolling twelve-month period is less than 1:00 to 1. At ratios greater than 1:00 to 1 our credit agreement limits our ability to repurchase shares at $15.0 million. This basket resets to $0 each time the ratio is less than 1.0.

Working capital, excluding amounts relating to discontinued operations, was $89.0 million and $112.8 million as of December 31, 2002 and December 31, 2001, respectively.

Our fiscal 2002 capital expenditures for continuing operations were $5.9 million. Our fiscal 2002 capital expenditures for discontinued operations were $4.5 million. Such expenditures include leasehold improvements, information technology and communications infrastructure equipment and software, and manufacturing machinery and equipment.

We anticipate that the cash generated from operations, proceeds from the sale of discontinued operations, cash on hand and available borrowings under the Credit Agreement will enable us to meet liquidity, working capital and capital expenditure requirements during the next 12 months. We may, however, require additional financing to pursue our strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. We implemented SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS 142, we completed in the second quarter the transitional goodwill impairment test that compared the fair value of each reporting unit to its carrying value and determined that no impairment existed. The goodwill resulting from acquisitions made by us subsequent to June 30, 2001 was immediately subject to the non-amortization provisions of SFAS 142. Had we been accounting for goodwill under SFAS 142 for all periods presented, our net income and earnings per share would have been as follows:


                                                                  DECEMBER 31,2002     DECEMBER 31, 2001     DECEMBER 31, 2000
                                                               -------------------  --------------------  --------------------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported net (loss)income                                               $ (17,689)               $10,128               $17,048
Add back goodwill amortization, net of tax                                      -                  3,044                 2,943
                                                                -------------------  --------------------  --------------------
 Actual/pro forma adjusted net(loss)income                              $ (17,689)               $13,172               $19,991
                                                                ===================  ====================  ====================
Basic earnings per share
  Reported basic (loss) income per share                                   $(0.58)                 $0.42                 $0.75
  Goodwill amortization, net of tax                                             -                   0.13                  0.13
                                                                -------------------  --------------------  --------------------
  Actual/pro forma basic (loss) income per share                           $(0.58)                 $0.55                 $0.88
                                                                ===================  ====================  ====================

Diluted earnings per share
  Reported diluted (loss) income per share                                 $(0.57)                 $0.41                 $0.73
  Goodwill amortization, net of tax                                             -                   0.12                  0.13
                                                                -------------------  --------------------  --------------------
  Actual/pro forma diluted (loss) income per share                         $(0.57)                 $0.53                 $0.86
                                                                ==================   ====================  ====================



In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS 143 requires the recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. The fair value of a liability for an asset retirement obligation is the amount at which that liability could be settled in a current transaction between willing parties, that is, other than in a forced or liquidation transaction. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The provisions of SFAS 143 became effective for us on January 1, 2003. The effects of adopting this standard will not have a material effect on us.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. SFAS 144 requires that a long-lived asset to be (1) abandoned, (2) exchanged for a similar productive asset, or (3) distributed to owners in a spin-off be considered held and used until it is abandoned, exchanged, or distributed. SFAS 144 requires (1) that spin-offs and exchanges of similar productive assets be recorded at the lower of carrying value or fair value, and that such assets be classified as held and used until disposed of and (2) that any impairment loss resulting from a spin-off or exchange of similar productive assets be recognized upon asset disposition. SFAS 144 provides for total assets and total liabilities of discontinued business segments to be presented in separate captions in assets and liabilities and also provides that future losses, if any, of discontinued business segments shall be reported as incurred. We adopted SFAS 144 effective January 1, 2002,. The reclassification of the Services Division to discontinued operations and subsequent reduction in its carrying value was in accordance with the provisions of SFAS 144.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission on FASB 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (SFAS 145). Under SFAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement from continuing operations. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002.

In June 2002, the FASB issued Statement of Financial Accounting Standard 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities initiated on or after December 31, 2002. The effects of adopting this standard will not have a material effect on us.

In December 2002, the FASB issued Statement of Financial Accounting Standard 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS
148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standard 123, "Accounting for Stock-Based Compensation" (SFAS 123), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosures required by SFAS 148 are included in this document.

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

MARKET RATE RISK

The following discussion about our market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security price risk. We do not use derivative financial instruments to hedge these risks.

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

On December 18, 2002, we sold a put option on 500,000 shares to an institutional counterparty with an exercise price of $13.99 per share and an expiration date of March 31, 2003 for $525,000. We have a maximum potential obligation under the put options to purchase 500,000 shares of our common stock at an exercise price of $13.99 for an aggregate of $7.0 million. Although certain other events can trigger exercise these put options are generally excercisable only at maturity on March 31, 2003. We have the right to settle the put options by cash settlement, physical settlement of the options or by net share settlement using shares of our common stock. In accordance with EITF Issue No. 00-19, we have recorded the sale of the put options in equity and as such, changes in fair value of the options have not been recognized in the financial statements. We may, from time to time, enter into additional put and call option arrangements.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

We have business operations in numerous countries, including emerging markets in Africa, Asia and South America. We have invested substantial resources outside of the United States and plan to continue to do so in the future. Our international operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector. Government actions in the future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on us and our operating companies. We do not have political risk insurance in the countries in which we currently conducts business, but periodically analyze the need for and cost associated with this type of policy. Moreover, applicable agreements relating to our interests in our operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for us to enforce our rights. Accordingly, we may have little or no recourse upon the occurrence of any of these developments.

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

                                    PART III

The information called for pursuant to this Part III, Items 10, 11, 12 and 13, is incorporated by reference from our definitive proxy statement, which we intend to file with the Securities and Exchange Commission not later than April 30, 2003.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that the information that the Company must disclose in its reports filed under the Securities and Exchange Act is communicated and processed in a timely manner. Jonathan M. Spiller, President and Chief Executive Officer, and Robert R. Schiller, Executive Vice President and Chief Financial Officer, participated in this evaluation.

Based on this evaluation, Mr. Spiller and Mr. Schiller concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective, except as noted in the next paragraph. Since the date of the evaluation described above, there have not been any significant changes in our internal controls or in other factors that could significantly affect those controls.

During the fiscal 2002 financial reporting process, management, in consultation with our independent accountants, identified a deficiency in our tax financial reporting process relating to the reconciliation of provisions for income taxes for our discontinued operations to tax filings and inventory of deferred tax assets and liabilities which constitutes a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. We believe that this matter has not had any material impact on our financial statements. We have initiated the design, development and implementation of processes and controls to address this deficiency, the completion of which will extend into 2003.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following financial statements (which appear sequentially beginning at page number F-1) are included in this report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.


      Reports of Independent Certified Public Accountants

      Consolidated Balance Sheets

      Consolidated Income Statements

      Consolidated Statements of Stockholders' Equity and Comprehensive Income

      Consolidated Statements of Cash Flows

      Notes to Consolidated Financial Statements

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of the period covered by this report.

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

+10.1 Borrower Pledge Agreement, dated as of February 12, 1999, made by he Company in favor of Canadian Imperial Bank of Commerce as

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

*10.14 Amendment to the Amended and Restated Credit Agreement dated as of December 9, 2002.

@+10.15 Employment Agreement between Jonathan M. Spiller and Armor Holdings, Inc., dated as of January 1, 2002 (incorporated by reference to Exhibit 10.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2002).

@+10.16 Employment Agreement between Robert R. Schiller and Armor Holdings, Inc., dated as of January 1, 2002 (incorporated by reference to Exhibit 10.2 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2002).

@+10.17 Employment Agreement between Stephen E. Croskrey and Armor Holdings, Inc., dated as of January 1, 2002 (incorporated by reference to Exhibit 10.3 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2002).

@+10.18 Employment Agreement between Warren B. Kanders and Armor Holdings, Inc., dated as of January 1, 2002 (incorporated by reference to Exhibit 10.4 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2002).

+10.19 Form of Indemnification Agreement for Directors of the Registrant, dated September 21, 1993 (filed as Exhibit 10.4 to Form 10-KSB, Annual Report of the Company for the fiscal year ended December 31, 1993 and incorporated herein by reference).

+10.20 Form of Indemnification Agreement for Officers of the Registrant, dated February 28, 1994 (filed as Exhibit 10.5 to Form 10-KSB, Annual Report of the Company for the fiscal year ended December 31, 1993 and incorporated herein by reference).

**+10.21 American Body Armor & Equipment, Inc. 1994 Incentive Stock Plan (incorporated by reference from Form S-8 filed on October 10, 1994, Reg. No. 33-018863).

**+10.22 American Body Armor & Equipment, Inc. 1994 Directors Stock Plan (incorporated by reference from Form S-8 filed on October 31, 1994, Reg. No. 33-018863).

**+10.23 Armor Holdings, Inc. Amended and Restated 1996 Stock Option Plan (incorporated by reference from the Company's 1997 Definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, held June 12, 1997, as filed with the Commission on May 27, 1997).

**+10.24 Armor Holdings Inc. Amended and Restated 1996 Non-Employee Directors Stock Option Plan (incorporated by reference from the Company's 1997 Definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, held June 12, 1997, as filed with the Commission on May 27, 1997).

**+10.25 Armor Holdings, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the 98 10-K).

**+10.26 Armor Holdings, Inc. 1999 Stock Incentive Plan (incorporated by reference from Appendix A to the Company's 1999 Definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Stockholders, as filed with the Commission on May 21, 1999).

**+10.27 Armor Holdings, Inc. 2002 Stock Incentive Plan (incorporated by reference from Appendix A to our 2002 Definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders, as filed with the Commission on April 30, 2002).

**+10.28 Armor Holdings, Inc. 2002 Executive Stock Plan (incorporated by reference to Exhibit 10.6 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2002).

+10.29 Consulting Agreement between Kanders & Company, Inc. and Armor Holdings, Inc. dated as of January 1, 2002 (incorporated by reference to Exhibit 10.5 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2002).

***10.30          Amendment No. 1 to the Armor Holdings, Inc. 2002 Stock
                  Incentive Plan

*21.1             Subsidiaries of the Registrant

*23.1             Consent of PricewaterhouseCoopers LLP.

*99.1 Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------
*        Filed herewith.
+        Incorporated herein by reference.
@        This Exhibit represents a management contract.
**       This Exhibit represents a compensatory plan.

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

     Notes to the Consolidated Financial Statements               F-7 - F-38

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Armor Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Armor Holdings, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill following adoption of Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets."



PricewaterhouseCoopers LLP
March 30, 2003
Jacksonville, Florida

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                         DECEMBER 31, 2002  DECEMBER 31, 2001
                                                                                         -----------------  -----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                                 $  12,913       $  47,489
    Accounts receivable (net of allowance for doubtful accounts of $1,428
         and $1,620)                                                                             58,513          50,119
    Costs and earned gross profit in excess of billings                                             234           5,451
    Inventories                                                                                  62,330          50,553
    Prepaid expenses and other current assets                                                    12,212           8,947
    Current assets of discontinued operations (Note 2)                                           28,825          37,562
                                                                                              ---------       ---------
Total current assets                                                                            175,027         200,121

Property and equipment (net of accumulated depreciation of $12,919 and $8,096)                   47,136          36,704
Goodwill (net of accumulated amortization of $4,024 and $4,024)                                  98,736          86,808
Patents, licenses and trademarks (net of accumulated amortization of
    $2,169 and $1,930)                                                                            7,521           6,695
Long-term assets of discontinued operations (Note 2)                                             30,285          51,105
Other assets                                                                                      9,048           6,624
                                                                                              ---------       ---------
Total assets                                                                                  $ 367,753       $ 388,057
                                                                                              =========       =========

LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities:
    Current portion of long-term debt                                                         $   1,813       $   1,773
    Short term debt                                                                                 599             709
    Accounts payable                                                                             23,770          21,444
    Accrued expenses and other current liabilities                                               25,116          25,796
    Income taxes payable                                                                          5,913              --
    Current liabilities of discontinued operations (Note 2)                                      17,225           7,676
                                                                                              ---------       ---------
Total current liabilities                                                                        74,436          57,398

Long-term debt, less current portion                                                              5,072           4,225
Long-term liabilities of discontinued operations (Note 2)                                           168             415
                                                                                              ---------       ---------
Total liabilities                                                                                79,676          62,038

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and
     outstanding                                                                                     --              --
   Common stock, $.01 par value; 50,000,000 shares authorized; 33,593,977 and 33,065,904 issued; 29,456,692 and 30,857,019 outstanding at December 31, 2002 and December 31,
     2001, respectively                                                                             336             331
   Additional paid-in capital                                                                   307,487         301,995
   Retained earnings                                                                             34,056          51,745
   Accumulated other comprehensive loss                                                          (4,169)         (4,473)
   Treasury stock                                                                               (49,633)        (23,579)
                                                                                              ---------       ---------
       Total stockholders' equity                                                               288,077         326,019
                                                                                              ---------       ---------
Total liabilities and stockholders' equity                                                    $ 367,753       $ 388,057
                                                                                              =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                              DECEMBER 31, 2002    DECEMBER 31, 2001     DECEMBER 31, 2000
                                                              -----------------    -----------------     -----------------
REVENUES:

  Products                                                           $ 179,946           $ 149,868           $ 139,904
  Mobile Security                                                      125,171              47,232                  --
                                                                     ---------           ---------           ---------
  Total Revenues                                                       305,117             197,100             139,904
                                                                     ---------           ---------           ---------

COSTS AND EXPENSES:
  Cost of sales                                                        210,745             126,330              85,457
  Operating expenses                                                    49,836              38,659              30,286
  Amortization                                                             245               2,142               1,704
  Integration and other non-recurring charges                            5,926               3,296               2,588
                                                                     ---------           ---------           ---------

OPERATING INCOME                                                        38,365              26,673              19,869

  Interest expense, net                                                    923               3,864               1,849
  Other expense (income), net                                               51                 (82)                (67)
                                                                     ---------           ---------           ---------

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
INCOME TAXES                                                            37,391              22,891              18,087

PROVISION FOR INCOME TAXES                                              16,054               8,207               7,240
                                                                     ---------           ---------           ---------
INCOME FROM CONTINUING OPERATIONS                                       21,337              14,684              10,847
                                                                     ---------           ---------           ---------
DISCONTINUED OPERATIONS (NOTE 2):
(LOSS) INCOME FROM DISCONTINUED OPERATIONS BEFORE (BENEFIT)            (41,468)             (7,066)              8,303
PROVISION FOR INCOME TAXES
(BENEFIT) PROVISION FOR INCOME TAXES                                    (2,442)             (2,510)              2,102
                                                                     ---------           ---------           ---------
(LOSS) INCOME FROM DISCONTINUED OPERATIONS                             (39,026)             (4,556)              6,201
                                                                     ---------           ---------           ---------
NET (LOSS) INCOME                                                    $ (17,689)          $  10,128           $  17,048
                                                                     =========           =========           =========


NET (LOSS)/INCOME PER COMMON SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS                                    $    0.70           $    0.61           $    0.48

(LOSS) INCOME FROM DISCONTINUED OPERATIONS                               (1.28)              (0.19)               0.27
                                                                     ---------           ---------           ---------
BASIC (LOSS) INCOME PER SHARE                                        $   (0.58)          $    0.42           $    0.75
                                                                     =========           =========           =========

NET (LOSS)/INCOME PER COMMON SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS                                    $    0.69           $    0.59           $    0.46

(LOSS) INCOME FROM DISCONTINUED OPERATIONS                               (1.26)              (0.18)               0.27
                                                                     ---------           ---------           ---------
DILUTED (LOSS) INCOME PER SHARE                                      $   (0.57)          $    0.41           $    0.73
                                                                     =========           =========           =========

WEIGHTED AVERAGE SHARES - BASIC                                         30,341              23,932              22,630
                                                                     =========           =========           =========

WEIGHTED AVERAGE SHARES - DILUTED                                       30,957              24,768              23,356
                                                                     =========           =========           =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                                 (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                          ACCUMULATED
                                      COMMON STOCK           ADDITIONAL                      OTHER
                                                 PAR          PAID-IN       RETAINED     COMPREHENSIVE     TREASURY
                                    SHARES      VALUE         CAPITAL       EARNINGS          LOSS           STOCK        TOTAL
                                    ------      -----        --------       --------          ----           -----        -----
Balance, December 31, 1999          24,514       $245        $145,480       $ 26,615        $(1,351)       $(13,106)     $157,883
Exercise of stock options              333          3           1,470                                                       1,473
Tax benefit from exercises
of options                                                        867                                                         867
Issuance of stock for
acquisitions                           217          2           2,437                                                       2,439
Repurchase of stock                                                                                         (12,606)      (12,606)
                                                                                                                         --------
Comprehensive income:
Net income                                                                    17,048                                       17,048
Foreign currency  translation
adjustments, net of taxes of $179                                                              (333)                         (333)
                                                                                                                         --------

 Total Comprehensive income                                                                                                16,715
                                    ------      -----        --------       --------        -------        --------      --------
Balance, December 31, 2000          25,064       $250        $150,254       $ 43,663        $(1,684)       $(25,712)     $166,771

Exercise of stock options            1,063         11          10,101                                                      10,112
Tax benefit from exercises
of options                                                      3,116                                                       3,116

Issuance of treasury shares
for exercises of options              (119)        (1)           (123)        (2,046)                         2,856           686
Issuance of common stock             5,765         58         117,969                                                     118,027
Issuance of stock for
acquisitions and additional                                                                                                20,691
consideration for earnouts           1,293         13          20,678
Repurchase of stock                                                                                            (723)         (723)
Comprehensive income:
                                                                                                                         --------
Net income                                                                    10,128                                       10,128
Foreign currency
translation adjustments,
net of taxes of $713                                                                         (2,789)                       (2,789)
                                                                                                                         --------

Total Comprehensive income                                                                                                  7,339
                                    ------      -----        --------       --------        -------        --------      --------
Balance, December 31, 2001          33,066       $331        $301,995       $ 51,745        $(4,473)       $(23,579)     $326,019

Exercise of stock options              528          5           4,135                                                       4,140
Tax benefit from exercises of
options                                                           832                                                         832
Sale of put options                                               525                                                         525
Repurchase of stock                                                                                         (26,054)      (26,054)
Comprehensive income:
                                                                                                                         --------
Net income                                                                   (17,689)                                     (17,689)
Foreign currency
translation adjustments,
net of taxes of $364                                                                            304                           304
                                                                                                                         --------

Total Comprehensive income                                                                                                (17,385)
                                    ------      -----        --------       --------       --------        --------      --------

Balance, December 31, 2002          33,594       $336        $307,487       $ 34,056        $(4,169)       $(49,633)     $288,077
                                    ======      =====        ========       ========       ========        ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                                             YEAR ENDED
                                                                    ------------------------------------------------------------
                                                                    DECEMBER 31, 2002    DECEMBER 31, 2001    DECEMBER  31, 2000
                                                                    ------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                    $   21,337            $  14,684            $  10,847
  Adjustments to reconcile income from continuing operations to cash used in operating activities:
     Depreciation and amortization                                          5,580                5,614                3,462
     Loss on disposal of fixed assets                                         200                  191                  110
     Deferred income taxes                                                    359                 (373)                 769
  Changes in operating assets and liabilities, net of acquisitions:
      Increase in accounts receivable                                      (2,554)             (14,880)              (3,600)
      Increase in inventories                                              (9,381)              (3,948)              (4,579)
      (Increase) decrease in prepaid expenses and other assets             (2,246)               1,049               (6,396)
      (Decrease) increase in accounts payable, accrued
        expenses and other current liabilities                             (3,754)               7,181                  381
      Increase in income taxes payable                                      6,745                6,667               (2,928)
                                                                       ----------            ---------            ---------
      Net cash provided by (used in) operating activities                  16,286               16,185               (1,934)
                                                                       ----------            ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of patents and trademarks                                         (69)                   -                  (83)
   Purchase of property and equipment                                      (5,902)              (5,644)              (4,063)
   Additional consideration for purchased businesses                       (9,375)              (3,270)
   Purchases of investments                                                     -                    -               (1,682)
   Proceeds from sale of equity securities                                      -                  843                  857
   Purchase of businesses, net of cash acquired                            (8,818)             (39,365)             (14,220)
                                                                       ----------            ---------            ---------
   Net cash used in investing activities                                  (24,164)             (47,436)             (19,191)
                                                                       ----------            ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock                                   -              117,979                    -
   Proceeds from the exercise of stock options                              4,227               10,160                1,473
   Repurchases of treasury stock                                          (26,054)                (723)             (12,606)
   Proceeds from the sale of put options                                      525                    -                    -
   Proceeds from issuance of treasury shares for the exercise
        of stock options                                                        -                  686                    -
   Cash paid for deferred loan costs                                            -                 (545)                (256)
   Cash paid for offering costs                                              (326)                   -                    -
   Repayments of long-term debt                                              (730)                (676)              (1,115)
   Repayments of debt assumed in acquisitions                                   -               (1,315)              (1,132)
   Borrowings under line of credit                                         32,372               98,286               75,647
   Repayments under line of credit                                        (32,447)            (130,981)             (43,434)
                                                                       ----------            ---------            ---------

   Net cash (used in) provided by financing activities                    (22,433)              92,871               18,577

   Effect of exchange rate changes on cash and cash equivalents              (126)              (1,459)                (333)
   Net cash used in discontinued operations                                (4,139)             (14,336)              (2,754)
                                                                       ----------            ---------            ---------

   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (34,576)              45,825               (5,635)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          47,489                1,664                7,299
                                                                       ----------            ---------            ---------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   12,913            $  47,489                1,664
                                                                       ==========            =========            =========

   CASH AND CASH EQUIVALENTS, END OF PERIOD
       CONTINUING OPERATIONS                                           $   12,913            $  47,489            $   1,664
       DISCONTINUED OPERATIONS                                              3,638                6,230                5,593
                                                                       ----------            ---------            ---------
                                                                       $   16,551            $  53,719            $   7,257
                                                                       ==========            =========            =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and nature of business. Armor Holdings, Inc. (the "Company" or "Armor") is a leading manufacturer and provider of security products, vehicle armor systems and security risk management services. Armor's products and services are used by military, law enforcement, security and corrections personnel throughout the world, as well as governmental agencies, multinational corporations and non-governmental organizations. The Company is organized and operated under three business segments: Armor Holdings Products; Armor Mobile Security; and ArmorGroup Services. ArmorGroup Services has been classified as discontinued operations. The amounts disclosed in the footnotes are related to continuing operations unless otherwise indicated.

CONTINUING OPERATIONS

Armor Holdings Products. Our Armor Holdings Products Division manufactures and sells a broad range of high quality, branded law enforcement equipment, such as concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, emergency lighting products, forensic products, firearms accessories and weapon maintenance products. Our products are marketed under brand names that are well-known and respected in the military and law enforcement communities such as American Body Armor(TM), Safariland(R), B-Square(TM), Break-Free(R), Defense Technology/Federal Laboratories(TM), MACE(R), PROTECH(TM), NIK(R)Public Safety, Monadnock(TM) Lifetime Products, Identicator(TM), Lightning Powder(R), SpeedFeed(TM), and 911EP(R). We sell our manufactured products primarily to law enforcement agencies through a worldwide network of over 350 distributors and sales agents, including approximately 200 in the United States. Our extensive distribution capabilities and commitment to customer service and training have enabled us to become a leading provider of security equipment to law enforcement agencies.

Armor Mobile Security. Our Armor Mobile Security Division manufactures and installs ballistic and blast protected armoring systems for military vehicles, commercial vehicles, military aircraft, and missile components. Under the brand name O'Gara-Hess & Eisenhardt, we are the sole-source provider to the U.S. military for the supply of armoring and blast protection systems for the High Mobility Multi-purpose Wheeled Vehicle (the "HMMWV"). We have also entered into an agreement to provide systems technical support for HMMWVs. There is currently an installed base of approximately 3,500 up-armored HMMWVs. We provide spare parts and maintenance services for the installed HMMWVs and we expect that our maintenance services may increase if the U.S. military substantially increases its HMMWV purchases or substantially increases its use of the current installed base. Additionally, the Armor Mobile Security Division has been subcontracted to develop a ballistically armored and sealed truck cab for the High Mobility Artillery Rocket System ("HIMARS"), a program currently in development for the U.S. Army. The Division also markets armor sub-systems for other tactical wheeled vehicles. We armor a variety of commercial vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats.

DISCONTINUED OPERATIONS

Services Division. Our Services Division provides a broad range of sophisticated security risk management solutions to multinational corporations in diverse industries such as natural resources, financial

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

services and consumer products, and to governmental and non-governmental agencies such as the U.S. Departments of State and Defense, the United Nations, United States Agency for International Development ("USAID") and Britain's Department for International Development. Our clients typically have personnel and other investments in unstable and often more risky areas of the world. Through our offices on five continents, we provide our multinational clients with a diversified portfolio of security solutions to assist them in mitigating risks to their operations around the world. Our highly trained, multilingual, and experienced security personnel work closely with our clients to create and implement solutions to complex security problems. These services include security planning, advice and management, security systems integration, intellectual property asset protection, due diligence investigations and training programs in counterintelligence, counter-surveillance, advanced driving techniques and ballistics. We believe that many of our security services, while often representing a small portion of our clients' overall cost of doing business, are critical to our clients' success. We believe that this creates a consistent demand for our premium services at attractive margins.

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all material intercompany balances and transactions have been eliminated. Results of operations of companies acquired in transactions accounted for under the purchase method of accounting are included in the financial statements from the date of the acquisition.

Cash and cash equivalents. We consider all highly liquid investments purchased with maturities of three months or less, at date of purchase, to be cash equivalents.

Concentration of credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with what it believes to be various high quality banks. Amounts held in individual banks may periodically exceed, for brief time periods, federally insured amounts. Our accounts receivable consist of amounts due from customers and distributors located throughout the world. International product sales generally require cash in advance or confirmed letters of credit on United States ("U.S.") banks. We maintain reserves for potential credit losses. As of December 31, 2002 and 2001, management believes that we have no significant concentrations of credit risk.

Inventories. Inventories are stated at the lower of cost or market determined on the first-in, first-out ("FIFO") method.

Fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable, other receivables, accounts payable, and short and long-term debt approximates fair value at December 31, 2002 and 2001.

Property and equipment. Property and equipment are carried at cost less accumulated depreciation. Upon disposal of property and equipment, the appropriate accounts are reduced by the related cost and accumulated depreciation. The resulting gains and losses are reflected in consolidated earnings. Depreciation is computed using the straight-line method over the estimated lives of the related assets as follows:

    Buildings and improvements..........................      5 - 39 years
    Machinery and equipment.............................      3 - 7 years

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill and other intangible assets are stated on the basis of cost. The $46.3 million in goodwill resulting from acquisitions made by the Company subsequent to June 30, 2001 was immediately subjected to the non-amortization provisions of SFAS
142. See also "Impairment and Recent Accounting Pronouncements " which follows.

Patents, licenses and trademarks. Patents, licenses and trademarks were primarily acquired through acquisitions accounted for by the purchase method of accounting. Such assets are amortized on a straight-line basis over their remaining lives useful lives.

Impairment. Long-lived assets including certain identifiable intangibles, and the goodwill, are reviewed for annually impairment or whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets. Management has reviewed our long-lived assets and has taken an impairment charge of $31.1 million to reduce the carrying value of the Services Division to estimated realizable value. The method used to determine the existence of an impairment would be generally by discounted operating cash flows estimated over the remaining useful lives of the related long-lived assets or estimated realizable amounts on assets of discontinued operations. Impairment is measured as the difference between fair value and unamortized cost at the date impairment is determined.

Research and development. Research and development costs are included in operating expenses as incurred and for the years ended December 31, 2002, 2001 and 2000, approximated $2,968,000, $2,353,000 and $2,590,000, respectively.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the carrying value of long-lived assets, valuation allowances for receivables, inventories and deferred income tax assets, liabilities for potential litigation claims and settlements; and contract contingencies and obligations. Actual results could differ from those estimates.

Income taxes. We account for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under the asset and liability method specified thereunder, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are offset by deferred tax assets relating to net operating loss carryforwards and deductible temporary differences. Future benefits obtained either from utilization of net operating loss carryforwards or from the reduction in the income tax asset valuation allowance existing on September 20, 1993 have been and will be applied to reduce reorganization value in excess of amounts allocable to identifiable assets. At December 31, 2002 and 2001, our consolidated foreign subsidiaries have unremitted earnings of approximately $3.0 million and $1.3 million, respectively on which we have not recorded a provision for United States Federal income taxes since these earnings are considered to be permanently reinvested. Such foreign earnings have been

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

taxed according to the regulations existing in the countries in which they were earned.

Revenue recognition. We record products revenue at the time of shipment. Returns are minimal and do not materially effect the financial statements.

We record revenue from its Mobile Security Division when the vehicle is shipped, except for larger commercial contracts typically longer than four months in length and the contract for the delivery of HMMWVs to the U.S. Government which continues through 2005. Revenue from such contracts is recognized on the percentage of completion, units-of-work performed method. HMMWV units sold to the U.S. Government are considered complete when the onsite Department of Defense officer finishes the inspection of the HMMWV and approves it for delivery. Should such contracts be in a loss position, the entire estimated loss would be recognized for the balance of the contract at such time. Current contracts are profitable.

We record service revenue as services are provided on a contract by contract basis. Revenues from service contracts are recognized over the term of the contract.

Advertising. We expense advertising costs as expense in the period in which they are incurred.

Earnings per share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding compounding the effects of all potentially dilutive common stock equivalents, principally options, except in cases where the effect would be anti-dilutive.

Comprehensive income and foreign currency translation. In accordance with SFAS No. 130, "Reporting Comprehensive Income", assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment, net of tax, which represents the effect of translating assets and liabilities of our foreign operations is recorded as a reduction of equity of $4,169,000 and $4,473,000 for the years ended December 31, 2002 and 2001, respectively, and is classified as accumulated other comprehensive loss. The current year change in the accumulated amount, net of tax, is included as a component of comprehensive income.

Stock options and Grants. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation costs is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for its employee stock compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

If compensation cost for stock option grants had been determined based on the fair value on the grant dates for 2002, 2001 and 2000 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                            2002             2001          2000
                                                          --------          -------       -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income as reported                                    $(17,689)         $10,128       $17,048
Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                  (5,053)          (2,435)         (803)
                                                          --------          -------       -------
                                                          $(22,742)         $ 7,693       $16,245
                                                          ========          =======       =======

Earnings per share:
  Basic - as reported                                     $  (0.58)         $  0.42       $  0.75
                                                          ========          =======       =======
  Basic - pro forma                                       $  (0.75)         $  0.32       $  0.72
                                                          ========          =======       =======

  Diluted - as reported                                   $  (0.57)         $  0.41       $  0.73
                                                          ========          =======       =======
  Diluted - pro forma                                     $  (0.74)         $  0.31       $  0.70
                                                          ========          =======       =======

Reclassifications. Certain reclassifications have been made to the 2001 and 2000 financial statements in order to conform to the presentation adopted for 2002. These reclassifications had no effect on net income or retained earnings.

Recent accounting pronouncements. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and that existing intangible assets and goodwill be evaluated for these new separation requirements. The adoption of this statement did not have a material impact on our consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. We implemented SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS 142, we completed in the second quarter the transitional goodwill impairment test that compared the fair value of each reporting unit to its carrying value and determined that no impairment existed. The goodwill resulting from acquisitions made by us subsequent to June 30, 2001 was immediately subject to the non-amortization provisions of SFAS 142. Had we been accounting for goodwill under SFAS 142 for all periods presented, our net income and earnings per share would have been as follows:

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                         DECEMBER 31,2002    DECEMBER 31, 2001     DECEMBER 31, 2000
                                                         ----------------    -----------------     -----------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported net (loss)income                                   $  (17,689)          $   10,128          $   17,048
Add back goodwill amortization, net of tax                          --                3,044               2,943
                                                            ----------           ----------          ----------
 Actual/pro forma adjusted net(loss)income                  $  (17,689)          $   13,172          $   19,991
                                                            ==========           ==========          ==========

Basic earnings per share
  Reported basic (loss) income per share                    $    (0.58)          $     0.42          $     0.75
  Goodwill amortization, net of tax                                 --                 0.13                0.13
                                                            ----------           ----------          ----------
  Actual/pro forma basic (loss) income per share            $    (0.58)          $     0.55          $     0.88
                                                            ==========           ==========          ==========

Diluted earnings per share
  Reported diluted (loss) income per share                  $    (0.57)          $     0.41          $     0.73
  Goodwill amortization, net of tax                                 --                 0.12                0.13
                                                            ----------           ----------          ----------
  Actual/pro forma diluted (loss) income per share          $    (0.57)          $     0.53          $     0.86
                                                            ==========           ==========          ==========

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS 143 requires the recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. The fair value of a liability for an asset retirement obligation is the amount at which that liability could be settled in a current transaction between willing parties, that is, other than in a forced or liquidation transaction. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The provisions of SFAS 143 will become effective for us on January 1, 2003. The effects of adopting this standard will not have a material effect on the US.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. SFAS 144 requires that a long-lived asset to be (1) abandoned, (2) exchanged for a similar productive asset, or (3) distributed to owners in a spin-off be considered held and used until it is abandoned, exchanged, or distributed. SFAS 144 requires (1) that spin-offs and exchanges of similar productive assets to be recorded at the lower of carrying value or fair value, and that such assets be classified as held and used until disposed of and (2) that any impairment loss resulting from a spin-off or exchange of similar productive assets be recognized upon asset disposition. SFAS 144 also states that the total assets and total liabilities of discontinued business segments shall be presented in separate captions in assets and liabilities. SFAS 144 also provides that future losses, if any, of discontinued business segments shall be reported as incurred. Effective January 1, 2002, we adopted SFAS 144. The reclassification of the Services division to discontinued operations and subsequent reduction in its carrying value was a result of our adoption of SFAS 144 (See Note 2).

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Recission on FASB 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (SFAS 145). Under SFAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement from continuing operations. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The effects of adopting this standard will not have a material effect on us.

In June 2002, the FASB issued Statement of Financial Accounting Standard 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 is effective for exit or disposal activities initiated on or after December 31, 2002. The effects of adopting this standard will not have a material effect on the us.

In December 2002, the FASB issued Statement of Financial Accounting Standard 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS
148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standard 123, "Accounting for Stock-Based Compensation" (SFAS 123), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS 148 are included in this document.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.  DISCONTINUED OPERATIONS

On July 15, 2002, we announced plans to sell the Services division and the retention of Merrill Lynch & Company to assist in the sale. In accordance with Statement of Accounting Standards 144, Accounting for Impairment or Disposal of Long-Lived Assets, the assets and liabilities of the Services division have been classified as held for sale, with its operating results in the current and prior periods reported in discontinued operations for the year ended December 31, 2002, 2001 and 2000. USDS, Inc., a subsidiary providing certain training services, formerly reported as a part of the Services Division is not included in the amounts classified as assets held for sale. The assets and liabilities as well as the operating results of USDS, Inc. have been reclassified to the Armor Holdings Products Division where management oversight currently resides.

On January 24, 2003, we executed an agreement to negotiate exclusively with an undisclosed party for the sale the Security consulting business of our ArmorGroup Services Divisiion, headquartered in London. Separately, on January 16, 2003 we executed an agreement to negotiate exclusively with an undisclosed party for the sale of the ArmorGroup Integrated Systems business of our ArmorGroup Services Division. The terms of both transactions and the identities of both buyers are protected by confidentiality agreements. These two transactions represent approximately 94% of the net assets of the Services Division, currently reported as Discontinued Operations.

Both transactions are subject to, among other conditions, ongoing due diligence and the execution of definitive purchase agreements.

Based upon our analysis and discussions with our advisors regarding the estimated realizable value of the Services Division, we reduced the carrying value of the Services Division, and recorded an impairment charge of $30.3 million. This impairment charge consisted of approximately $6.1 million in estimated disposal costs and a $24.2 million non-cash goodwill reduction. The reduction in the carrying value of the Services Division is Management's estimate based upon all of the best information currently available, including discussions with its investment bankers. The actual proceeds from the disposal of our Services Division may differ materially from our current estimates and therefore could result in either a gain or a loss upon final disposal.

In January 2001, our Services Division was classified as discontinued operations approved a restructuring plan to close its U.S. investigative businesses, realign the division's organization, eliminate excess facilities and reduce overhead in its businesses worldwide. In connection with this restructuring plan, the division performed a review of its long-lived assets to identify potential impairments. Pursuant to this restructuring plan, ArmorGroup i) eliminated 26 employees, primarily from its investigative businesses, ii) eliminated an additional 24 employees from its security business, iii) incurred lease and other exit costs as a result of the closure of its investigative businesses, and iv) wrote-down the value of both tangible and intangible assets as a result of the impairment review. All of the significant actions contemplated by the restructuring plan have been completed.

As a result of the restructuring plan, we recorded a pre-tax charge of $10.3 million. As of December 31, 2002, we had a remaining liability of $270,000 after fiscal year 2002 utilization of $84,000 relating to lease termination costs. The remaining liability has been classified in accrued expenses in and other current liabilities discontinued operations on the consolidated balance sheet.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a summary of the operating results of the discontinued operations for the year ended December 31, 2002, 2001 and 2000.

                                                           DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
                                                           -----------------   -----------------   -----------------
                                                                                (IN THOUSANDS)
   Revenue                                                      $ 98,263           $ 94,928           $ 81,051
   Cost of sales                                                  75,779             65,021             52,042
                                                                --------           --------           --------
   Gross Profit                                                   22,484             29,907             29,009
   Operating expenses                                             30,588             24,496             20,055
   Amortization expenses                                              --              1,519              1,725
   Charge for impairment of long-lived assets                     30,296                 --                 --
   Restructuring and related charges                                  --             10,257                 --
   Equity in earnings of investees                                    --                 --                (87)
   Integration and other non-recurring charges                     2,623                776                702
                                                                --------           --------           --------
   Operating (loss) income                                       (41,023)            (7,141)             6,614
   Interest expense, net                                             346                143                 47
   Other expense (income), net                                        99               (218)            (1,736)
                                                                --------           --------           --------
   (Loss) income from discontinued operations before
   provision (benefit) for income taxes                          (41,468)            (7,066)             8,303
   (Benefit) provision for income taxes (a)                       (2,442)            (2,510)             2,102
                                                                --------           --------           --------
   (Loss) income from discontinued  operations                  $(39,026)          $ (4,556)          $  6,201
                                                                ========           ========           ========

(a) Fiscal 2002 income taxes exclude additional expense of $1,475,000 per paragraphs 26 and 27 of SFAS No. 109 included in income from continuing operations on a consolidated basis. See Note 13.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a summary of the assets and liabilities of our discontinued operations:

                                                     DECEMBER 31, 2002     DECEMBER 31, 2001
                                                     -----------------     -----------------
                                                                  (IN THOUSANDS)
Assets
  Cash and cash equivalents                                $ 3,638              $ 6,230
  Accounts receivable, net                                  16,228               24,040
  Other current assets                                       8,959                7,292
                                                           -------              -------
      Total current assets                                  28,825               37,562
  Property, plant and equipment, net                        12,481                9,358
  Goodwill, net                                             12,995               36,865
  Other assets                                               4,809                4,882
                                                           -------              -------
 Total assets of discontinued operations                   $59,110              $88,667
                                                           =======              =======

Liabilities
  Current portion of long-term debt                        $   186              $   282
   Short-term debt                                             350                  681
   Accounts payable                                          2,405                2,692
   Accrued expenses and other current liabilities           14,284                4,021
                                                           -------              -------
       Total current liabilities                            17,225                7,676
   Long-term debt                                              168                  415
                                                           -------              -------
Total liabilities of discontinued operations               $17,393              $ 8,091
                                                           =======              =======

3. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax benefits of $364,000, $713,000 and $179,000 for the years ended December 31, 2002, 2001 and 2000, are listed below:

                                           DECEMBER 31, 2002   DECEMBER 31, 2001    DECEMBER 31, 2000
                                           -----------------   -----------------    -----------------
                                                                (IN THOUSANDS)
Net (loss) income                              $(17,689)          $ 10,128           $ 17,048
Other comprehensive loss:
   Foreign currency translations, net
   of tax                                           304             (2,789)              (333)
                                               --------           --------           --------
Comprehensive (loss) income:                   $(17,385)          $  7,339           $ 16,715
                                               ========           ========           ========

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4. BUSINESS COMBINATIONS

We have completed numerous purchase business combinations for cash and/or shares of our common stock and assumption of liabilities in certain cases. In the three years in the period ended December 31, 2002, the following acquisitions were completed:

                                                                       TOTAL               SHARES       VALUE OF
                                                                   CONSIDERATION           ISSUED        SHARES
                                                                   -------------           ------        ------
                                                                        (IN THOUSANDS, EXCEPT SHARES ISSUED)
2002
----

Aggregate 2002 acquisitions (1)                                          $ 8,818               --              --
Additional purchase price paid/issued for acquisition earnouts             9,375               --              --
                                                                        --------        ---------        --------
                                                                         $18,193               --              --

2001
----

Aggregate 2001 acquisitions (2)                                          $59,887        1,224,302        $ 19,604
Additional purchase price paid/issued for acquisition earnouts             3,904           68,888           1,087
                                                                        --------        ---------        --------
                                                                        $ 63,791        1,293,190        $ 20,691
                                                                        ========        =========        ========

2000
----

Aggregate 2000 acquisitions (3)                                          $14,220               --          $   --
Additional purchase price paid/issued for acquisition earnouts               200           14,996             200
                                                                        --------        ---------        --------
                                                                         $14,420           14,996          $  200
                                                                        ========        =========        ========

(1) Includes Speedfeed, Inc., Foldable Products Group, B-Square, Inc., Evi-Paq, Inc., Trasco Bremen and 911 Emergency Products.

(2)  Includes O'Gara-Hess & Eisenhardt Companies, Guardian and Identicator.

(3)  Includes Breakfree, Inc., Monadnock Lifetime Products and Lightning Powder.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Businesses acquired are included in consolidated results including discontinued operations from the date of acquisition. Pro forma results of the 2002 and 2000 acquisitions are not presented as they would not differ by a material amount from actual results. The following unaudited pro forma consolidated results are presented to show the results on a pro forma basis as if the 2001 acquisitions had been made as of January 1, 2001 and January 1, 2000:

                                                                 2001                2000
                                                         -----------------       --------------
                                                                  (IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
            Revenues                                          $ 370,842           $ 333,375
            Net income                                        $   6,453           $  14,325
            Basic earnings per share                          $    0.26           $    0.61
            Diluted earnings per share                        $    0.25           $    0.59
            Weighted average shares - basic                      24,579              23,639
            Weighted average shares - diluted                    25,415              24,365


The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

                                    Products    Mobile Security     Total
                                    ---------------------------------------
                                                (in thousands)
Balance at January 1, 2001           $52,845        $33,963        $86,808
Goodwill acquired during year          7,298          4,630         11,928
                                     -------        -------        -------
Balance at December 31, 2002         $60,143        $38,593        $98,736
                                     -------        -------        -------

5.    INVENTORIES

 The components of inventory as of December 31, 2002 and 2001 are as follows:

                                                     2002             2001
                                                   -------          -------
                                                         (IN THOUSANDS)
              Raw materials                        $30,211          $28,796
              Work-in-process                       15,733           12,941
              Finished goods                        16,386            8,816
                                                   -------          -------
                                                   $62,330          $50,553
                                                   =======          =======

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2002 and 2001 are summarized as follows:

                                                        2002           2001
                                                      --------       --------
                                                          (IN THOUSANDS)
              Land                                    $  5,557       $  3,571
              Buildings and improvements                23,964         16,083
              Machinery and equipment                   30,534         25,146
                                                      --------       --------
              Total                                     60,055         44,800
              Accumulated Depreciation                 (12,919)        (8,096)
                                                      --------       --------
                                                      $ 47,136       $ 36,704
                                                      ========       ========

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was approximately $4,953,000, $3,031,000, and $2,074,000 respectively. In the statement of operations on continuing operations for the years ended December 31, 2002, 2001 and 2000, depreciation expense has been reduced by $130,000 in each year for the amortization of the proceeds received under an economic development grant received from the Department of Housing and Urban Development.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILTIES

Accrued expenses and other current liabilities as of December 31, 2002 and 2001 are summarized as follows:

                                                              2002        2001
                                                            -------     -------
                                                                (IN THOUSANDS)
              Accrued expenses                              $16,988     $18,269
              Customer Deposits                               6,302       7,002
              Deferred consideration for acquisitions         1,826         525
                                                            -------     -------
                                                            $25,116     $25,796
                                                            =======     =======

8.  DEBT

                                                                2002       2001
                                                               ------     ------
                                                                 (IN THOUSANDS)

Credit facility (a)                                            $   --    $   --

Ontario Industrial Development Authority Variable Rate
    Demand Industrial Development Revenue Bonds, Series 1989    2,800     3,000
    payable in annual installments of $200 to $300, through August 1, 2014, with interest paid monthly at varying rates

Note payable in scheduled installments through 2013, with an
    interest rate of 5%.                                        1,582        --

Economic Development Revenue Bonds, payable in scheduled
    installments through September 2016, with a variable
    interest rate approximating 85% of the bond equivalent
    yield of the 13 week U.S. Treasury bills (not to exceed
    12%) which approximated 1.5% and 2.75% at December 31,
    2002 and 2001, respectively.                                1,075     1,150

Note to former officer payable in monthly principal and
    interest installments of $7 through December 31, 2009
    with an imputed interest rate of 9.25%                        399       438

Minimum guaranteed royalty to former officer payable in
    monthly principal and interest installments of $4
    through August 2005, with an imputed interest rate of
    9.2%                                                          114       152

Minimum guaranteed royalty to former officer payable in
    monthly principal and interest installments of $36
    through April 2005, with an imputed interest rate of
    7.35%                                                         915     1,258
                                                               ------    ------
                                                               $6,885    $5,998
Less current portion                                           (1,813)   (1,773)
                                                               ------    ------
                                                               $5,072    $4,225
                                                               ======    ======

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

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The Credit Agreement also provides that Bank of America will make swing-line loans to us of up to $5,000,000 for working capital purposes and will issue letters of credit on our behalf of up to $20,000,000. As of December 31, 2002, we had no outstanding borrowings under our Credit Facility, and Bank of America had issued $11.4 million in letters of credit on our behalf under the Credit Agreement. All indebtedness under the Credit Agreement will mature on February 12, 2004. We had approximately $6.9 million in other long-term debt, net of current portion, consisting primarily of $3.9 million in industrial development revenue bonds.

As part of the Credit Agreement, all of our direct and indirect domestic subsidiaries agreed to guarantee our obligations under the Credit Agreement. The Credit Agreement is collateralized by (1) a pledge of all of the issued and outstanding shares of stock of certain domestic subsidiaries of the Company pursuant to a pledge agreement and (2) a pledge of 65% of the issued and outstanding shares of our first tier foreign subsidiaries. The Credit Agreement includes both negative and affirmative covenants customary for a credit facility of this nature, such as a limitation on capital expenditures, foreign indebtedness, minimum fixed charge coverage and a restriction against paying dividends.

Maturities of long-term debt are as follows:

                YEAR ENDED                            (IN THOUSANDS)
                ----------
              2003                                          $ 1,813
              2004                                              917
              2005                                              550
              2006                                              393
              2007                                              443
              Thereafter                                      2,769
                                                            -------
                                                            $ 6,885
                                                            =======

9. INTEGRATION AND OTHER NON-RECURRING CHARGES

As a result of its acquisition program, we incurred integration and other non-recurring charges of approximately $5.9 million, $3.3 million and $2.6 million for the years ending December 31, 2002, 2001 and 2000, respectively. These costs related to the relocation of assets and personnel, severance costs, systems integration, domestic and international tax restructuring as well as integrating the sales and marketing functions for the acquired companies.

10.  COMMITMENTS AND CONTINGENCIES

Employment contracts. We are party to several employment contracts at year ending December 31, 2002 with certain members of management. Such contracts are for varying periods and include restrictions on competition after termination. These agreements provide for salaries, bonuses and other

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

benefits and also specify and delineate the granting of various stock options.

Legal/litigation matters. In 1997 we terminated several agreements with a Dutch company, Airmunition International, B.V. (AMI), and with a British company, Crown Limited (Crown). AMI and Crown started an action against us before the Netherlands Arbitration Institute in Rotterdam, Holland claiming breach of contract and unauthorized use of confidential information and seeking damages of $20.5 Million. The case is currently pending, and while we are contesting the allegations vigorously, we are unable to predict the outcome of this matter. Although we do not have insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

On January 16, 1998, our Services Division ceased operations in Angola. The cessation of operations in Angola was dictated by that government's decision to deport all of our expatriate management and supervisors. As a result of the cessation of operations in Angola, our Services Division became involved in various disputes with SHRM S.A.("SHRM"), its minority joint venture partner relating to the Angolan joint venture known as Defense System International Africa ("DSIA"). On March 6, 1998, SIA (a subsidiary of SHRM) filed a complaint against Defense Systems France, SA ("DSF") before the Commercial Court of Nanterre (Tribunal de Commerce de Nanterre) seeking to be paid an amount of $577,286 corresponding to an alleged debt of DSIA to SIA. On June 27, 2000, the judge of the Paris Commercial Court ruled SHRM did not provide evidence required to establish its standing and the proceedings brought by SHRM were cancelled. On October 3, 2000, a winding up petition was served by DSF against DSIA. On October 31, 2000, SHRM filed a counterclaim seeking to have this winding up petition dismissed. On November 28, 2000, SHRM appealed the June 27, 2000 judgement rendered by the Paris Commercial Court, claiming that the Paris Commercial Court no longer had jurisdiction over the case. On September 18, 2001, the Paris Commercial Court stayed the proceeding pending the outcome of the appeal. A hearing with the Court of Appeal on the standing of SHRM and on the merits was held on October 24, 2002. The Commercial Court of Nanterre has stayed the proceedings before it, pending the decisions of the Court of Appeal and the Paris Commercial Court. In February 2003, the Court of Appeal ruled against SHRM and its parent entity, Compass Group, effectively ending all further proceedings on the merits of Compass'claims. The decision is appealable by Compass.

In 1999 and prior to our acquisition of OHEAC in 2001, O'Gara-Hess & Eisenhardt Armoring do Brasil Ltda. (OHE Brazil) was audited by the Brazilian federal tax authorities and assessed over Ten Million Reals (US$2.8 Million based on the exchange rate as of December 31, 2002). OHE Brazil has appealed the tax assessment and the case is pending. To the extent that there may be any liability, we believe that we are entitled to indemnification from Kroll, Inc. under the terms of our purchase agreement dated April 20, 2001, despite the denial by Kroll, Inc. of any such liability, because the events occurred prior to our purchase of the O'Gara Companies from Kroll, Inc. Additionally, Kroll, Inc. has provided us with a US$1.5 Million letter of credit until August 21, 2008 in order to collateralize Kroll's indemnification obligation, which is capped at US$5 Million with respect to this matter. At this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

In 1999 and prior to our acquisition of OHEAC in 2001, several of the former employees of Kroll O'Gara Company de Mexico, S.A. de C.V. (O'Gara Mexico), a subsidiary of OHEAC, commenced labor claims against O'Gara Mexico seeking damages for unjustified termination. These cases are still pending before

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the labor board in Mexico City. The terminated employees are seeking back pay and benefits since the date of termination amounting to approximately US $2,890,998, and accruing at approximately US $50,400 per month. To the extent that there may be any liability, we believe that we are entitled to indemnification from Kroll, Inc. under the terms of our purchase agreement dated April 20, 2001, despite the denial by Kroll, Inc. of any such liability, because the events occurred prior to our purchase of the O'Gara Companies from Kroll, Inc. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

In August 2001, Defense Technology Corporation of America ("DTC"), one of our subsidiaries, received a civil subpoena from the United States Environmental Protection Agency requesting information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation and Liability Act regarding the possible impact of the Casper, Wyoming tear gas facility on the environment. DTC responded to the request, and to date the EPA has not taken any further action with respect to the matter. At this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

In December 2001, OHE France sold its industrial bodywork business operated under the name Labbe/Division de O'Gara Hess & Eisenhardt France/ Carrosserie Industriells to SNC Labbe. Subsequent to the sale the Labbe Family Trust (LFT), owner of the leasehold interest upon which the Carrosserie business is operated, sued OHE France and SNC Labbe claiming that transfer of the leasehold was not valid because the LFT had not given its consent to the transfer as required under the terms of the lease. Further, LFT seeks to have OHE France, as the sole tenant, maintain and repair the leased building. The approximate cost of renovating the building is estimated to be between US $3.2 and US $6.4 million based on the exchange rate as of December 31, 2002. The case is currently pending, and while we are contesting the allegations vigorously, we are unable to predict the outcome of this matter. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

In December 2001, an action was filed against us in the Regional Court of Nuremberg, Germany alleging unauthorized use of the trademarks "First Defense" and "First Defense Aerosol Pepper Projector." The case is currently pending, and while we are contesting the allegations vigorously, we are unable to predict the outcome of this matter. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

On or about March 22, 2002, O'Gara-Hess & Eisenhardt Armoring Company (OHEAC), one of our subsidiaries, received a civil subpoena from the Department of Defense (DOD) requesting documents and information concerning various quality control documentation regarding parts delivered by its subcontractors and vendors in support of the High Mobility Multipurpose Wheeled Vehicles (HMMWV) armored at its Fairfield, Ohio facility for the period October 1, 1999 through May 1, 2001. OHEAC has complied fully with the subpoena. In early 2003, OHEAC was advised that the Department of Justice (DOJ) was also investigating separate claims against OHEAC filed by individuals that involve the same time frame and issues covered by the DOD subpoena. OHEAC is responding to the government's questions and expects to meet with the DOJ to discuss the current status of the investigation and explore closure. Given the stage of these investigations, it is not possible

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

to predict the outcome of this matter. To the extent that there may be any liability, we believe that we are entitled to indemnification from Kroll, Inc. under the terms of our purchase agreement dated April 20, 2001, despite the denial by Kroll, Inc. of any such liability, because the events occurred prior to our purchase of the O'Gara Companies from Kroll, Inc. At this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

In June 2002, O'Gara Hess & Eisenhardt France S.A. (OHE France) received a tax reassessment from the French tax authorities for the tax years ended on March 31, 1999, 2000 and 2001 totaling approximately (Euro) 720,940 (Euro) (US$755,761 based on the exchange rate as of December 31, 2002). OHE France has appealed the tax assessment and the case is pending. To the extent that there may be any liability, we believe that we are entitled to indemnification from Kroll, Inc. under the terms of our purchase agreement dated April 20, 2001, despite the denial by Kroll, Inc. of any such liability, because the events occurred prior to our purchase of the O'Gara Companies from Kroll, Inc. At this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

On October 18, 2002 we were notified by the Internal Revenue Service that our tax return for the tax year ended December 31, 2000 had been selected for examination. Further, on January 30, 2003 we were notified that our tax return for the tax year ended December 31, 2001 had been selected for examination. The examinations are currently pending, and at this time we are unable to predict the outcome of these matters.

In October 2002, we were sued in the United States District Court for the District of Wyoming. The plaintiffs in that lawsuit asserted various state law tort claims and federal environmental law claims under the Resource Conservation and Recovery Act and the Clean Air Act stemming from DTC's Casper, Wyoming tear gas plant. The plaintiffs have not yet quantified their alleged damages. The plaintiffs have filed their suit as a potential class action, but have not yet sought judicial certification of the class. The alleged actions took place over time periods during which we were covered by different insurance policies. We have notified our insurance carriers of the suit. Our prior insurance carrier has agreed, under a full reservation of rights, including with respect to any liability which relates to the time its policy was in effect, to provide a defense and to address the question of liability indemnification in the future. Our current insurance carrier has declined defense and indemnification coverage. While we do not carry specific environment insurance coverage, we have reserved the right to challenge our insurance carrier's determination. The case is currently pending, and while we are contesting the allegations vigorously, we are unable to predict the outcome of this matter. At this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

In addition to the above, in the normal course of business, we are subjected to various types of claims and currently have on-going litigations in the areas of products liability and general liability. Our products are used in a wide variety of law enforcement situations and environments. Some of our products can cause serious personal or property injury or death if not carefully and properly used by adequately trained personnel. We believe that we have adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductible or self-insured retention. Our annual insurance premiums and self insurance retention amounts have risen significantly over the past several years and may continue to do so to the extent we are able to purchase insurance

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

coverage. At this time, we do not believe any such claims or litigations will have a material impact on our financial position, operations and liquidity.

11. OTHER INCOME

On May 31, 2000, we sold our investment in JSGS which is Jardine Securicor Gurkha Services Limited for a pre-tax gain of approximately $1.7 million included in other income.

12. INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

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

         Armor Holdings Products. Our Armor Holdings Products division manufactures and sells a broad range of high quality equipment marketed under brand names that are well known and respected in the military and law enforcement communities. Products manufactured by this division include concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, emergency lighting products, forensic products firearms accessories and weapon maintenance products. USDS, Inc., a small subsidiary providing certain training services formerly reported as a part of the Services division, is not included in the amounts classified as assets held for sale or discontinued operations and has been reclassified to our Armor Holdings Products division where management oversight currently resides.

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

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Revenues, operating income and total assets for each of our continuing segments are as follows:

                                               2002         2001         2000
                                            ---------    ---------    ---------
                                                      (IN THOUSANDS)
Revenues:
     Products                               $ 179,946    $ 149,868    $ 139,904
     Mobile Security                          125,171       47,232           --
                                            ---------    ---------    ---------
      Total revenues                        $ 305,117    $ 197,100    $ 139,904
                                            =========    =========    =========
Income (loss) from operations:
     Products                               $  30,978    $  26,845    $  27,803
     Mobile Security                           14,375        6,673           --
     Corporate                                 (6,988)      (6,845)      (7,934)
                                            ---------    ---------    ---------
      Total income from operations          $  38,365    $  26,673    $  19,869
                                            =========    =========    =========

Total assets:
     Products                               $ 179,367    $ 147,313    $ 129,432
     Mobile Security                          105,446      102,127           --
     Corporate                                 23,830       49,950        9,596
                                            ---------    ---------    ---------
      Total assets                          $ 308,643    $ 299,390    $ 139,028
                                            =========    =========    =========

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following financial information with respect to revenues, operating income from continuing operations (geographic operating income from continuing operations before amortization expense and integration and other non-recurring charges) and total assets to principal geographic areas are as follows:

                                            2002          2001          2000
                                          ---------     ---------     ---------
                                                     (IN THOUSANDS)
Revenues:
     North America                        $ 225,365     $ 144,981     $ 117,199
     South America                           19,879         6,449         3,434
     Africa                                   1,219           582           167
     Europe/Asia                             58,654        45,088        16,078
     Other                                       --            --         3,026
                                          ---------     ---------     ---------
                                          $ 305,117     $ 197,100     $ 139,904
                                          =========     =========     =========

Geographic operating income:
     North America                        $  34,032     $  23,290     $  19,376
     South America                            1,702           473           982
     Africa                                     428           192            57
     Europe/Asia                              8,374         8,156         3,019
     Other                                       --            --           727
                                          ---------     ---------     ---------
                                          $  44,536     $  32,111     $  24,161
                                          =========     =========     =========

Total assets:
     North America                        $ 264,767     $ 268,019     $ 132,744
     South America                            5,456         5,811            --
     Africa                                      --           --             --
     Europe/Asia                             38,420        25,560         6,284
                                          ---------     ---------     ---------
                                          $ 308,643     $ 299,390     $ 139,028
                                          =========     =========     =========

A reconciliation of consolidated geographic operating income from continuing operations to consolidated operating income from continuing operations follows:

                                                    2002      2001       2000
                                                   -------   -------  -------
                                                         (IN THOUSANDS)
Consolidated geographic operating income:          $44,536   $32,111  $24,161
Amortization                                          (245)   (2,142)  (1,704)
Integration and other non-recurring charges         (5,926)   (3,296)  (2,588)
                                                   -------   -------  -------
          Operating income                         $38,365   $26,673  $19,869
                                                   =======   =======  =======

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

13. INCOME TAXES

Income tax expense (benefit) from continuing operations for the years ended December 31, 2002, 2001, and 2000 consisted of the following:

                                                 2002             2001            2000
                                               -------           ------          ------
                                                             (IN THOUSANDS)
     Current
       Domestic                                $13,306          $ 7,017          $6,239
       Foreign                                   2,389            1,563             232
                                               -------          -------          ------
          Total current                        $15,695          $ 8,580          $6,471
                                               -------          -------          ------
     Deferred
       Domestic                                $   (25)         $  (319)         $  769
       Foreign                                     384              (54)              0
                                               -------          -------          ------
          Total deferred                       $   359          $  (373)         $  769
                                               -------          -------          ------
          Total provision for Income Taxes     $16,054          $ 8,207          $7,240
                                               -------          -------          ------

Significant components of our net deferred tax asset related to continuing operations as of December 31, 2002 and 2001 are as follows:

                                                            2002                 2001
                                                          --------             --------
                                                                 (IN THOUSANDS)
     Deferred tax assets:
          Reserves not currently deductible                $2,697               $1,910
          Operating loss carryforwards                      1,769                  666
          Accrued expenses                                    220                    0
          Foreign tax credits                               2,939                    0
          Research and development and other credits          206                  222
          Tax on unremitted foreign earnings                1,255                1,619
                                                           ------               ------
                                                            9,086                4,417
     Deferred tax asset valuation allowance                   (75)                 (75)
                                                           ------               ------
     Deferred tax asset, net of valuation allowance        $9,011               $4,342

     Deferred tax liability:
          Goodwill not amortized for financial
            statement purposes under SFAS 142                (954)                (239)
          Property and equipment                             (475)                (318)
                                                           ------               ------
     Net deferred tax asset                                $7,582               $3,785
                                                           ======               ======

Effective with the change in control of the Company by Kanders Florida Holdings, Inc. on January 18, 1996, the utilization of the United States portion of the NOL became restricted to approximately $300,000 per year. As of December 31, 2002, we had U.S. and foreign NOLs of approximately $4.6 million. The U.S. portion of the net NOLs expire in varying amounts in fiscal years 2006 to 2019. At December 31, 2002, we also have tax credits of $206,000 subject to certain limitations due to the acquisition of Safariland, LTD. The Company also has approximately $2.9 million in foreign tax credits expiring in 2006. Certain deferred tax assets including net operating losses and tax credits could become limited if there is a change of control as defined in IRC Section 382.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


The realization of deferred tax assets may be based on the utilization of carrybacks to prior taxable periods, the anticipation of future taxable income and the utilization of tax planning strategies. Management has determined that it is more likely than not that certain deferred tax assets can be supported by carrybacks to federal taxable income in the federal carryback period and by expected future taxable income.

US taxes have not been provided for on unremitted foreign earnings of approximately $3 million from continuing operations. These earnings are considered to be permanently reinvested in non-US operations. We are not permanently reinvested in some jurisdictions and have established a deferred tax asset of $1,255,000.

Net deferred tax assets described above have been included in the accompanying consolidated balance sheets as follows:

                                       2002           2001
                                      ------        -------
Other current assets                  $2,697         $1,910
Other assets                           4,885          1,875
                                      ------         ------
Total deferred tax assets             $7,582         $3,785
                                      ======         ======

      The following reconciles the income tax expense computed at the Federal statutory income tax rate to the provision for income taxes recorded in the income statement for the years ended December 31, 2002, 2001 and 2000:

                                                         2002         2001         2000
                                                        ------       ------       ------
Provision for income taxes at statutory federal rate     35.0%        35.0%        35.0%
State and local income taxes, net of Federal benefit      3.8%         3.2%         1.4%
Foreign income taxes                                       .7%         (.1%)          -
Valuation allowances from discontinued operations         3.8%           -            -
Other permanent items                                     (.4%)       (2.2%)        3.6%
                                                        -----        -----        -----
                                                         42.9%        35.9%        40.0%
                                                        =====        =====        =====

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

14. STOCKHOLDERS' EQUITY

Preferred stock. On July 16, 1996, Our shareholders authorized a series of preferred stock with such rights, privileges and preferences as the Board of Directors shall from time to time determine. We have not issued any of this preferred stock.

Stock options and grants. In 1994, We implemented an incentive stock plan and an outside directors' stock plan. These plans collectively provide for the granting of options to certain key employees as well as providing for the grant of common stock to outside directors and to all full time employees. Pursuant to such plans, 1,050,000 shares of common stock were reserved and made available for distribution. The option prices of stock which may be purchased under the incentive stock plan are not less than the fair market value of common stock on the dates of the grants. Effective January 19, 1996, all stock grants awarded under the 1994 incentive stock plan were accelerated and considered fully vested.

In 1996, we implemented an incentive stock plan and an outside directors' stock plan. These plans collectively provide for the granting of options to certain key employees and directors. Pursuant to such plans, as amended, 2,200,000 shares of common stock were reserved and made available for distribution. The option prices of stock which may be purchased under the incentive stock plan are not less than the fair market value of common stock on the dates of the grants.

During 1998, we implemented a new non-qualified stock option plan. Pursuant to the new plan, 725,000 shares of common stock were reserved and made available for distribution. On January 1, 1999, we distributed all 725,000 shares allocated under the plan. In 1999, we implemented the 1999 Stock Incentive Plan (the "1999 Plan"). We reserved 2,000,000 shares of its Common Stock for the 1999 Plan. The 1999 Plan provides for the granting of options to employees, officers, directors, consultants, independent contractors and advisors of the Company. The option prices of stock which may be purchased under the 1999 Plan are not less than the fair market value of common stock on the dates of the grants.

During 2002, we implemented two new stock option plans. The 2002 Stock Incentive Plan, authorizes the issuance of up to 2,700,000 shares of our common stock upon the exercise of stock options or in connection with the issuance of restricted stock and stock bonuses. The 2002 Stock Incentive Plan authorizes the granting of stock options, restricted stock and stock bonuses to employees, officers, directors and consultants, independent contractors and advisors of Armor Holdings and its subsidiaries. The 2002 Executive Stock Plan provides for the grant of a total of 470,000 stock options and stock awards to our key employees. The terms and provisions of the 2002 Executive Stock Plan are substantially the same as the 2002 Stock Incentive Plan, except that we may only grant non-qualified stock options under the 2002 Executive Stock Plan. The 2002 Executive Stock Plan was adopted on March 13, 2002 and all shares available for grant under the 2002 Executive Stock Plan were granted to our executive officers on March 13, 2002.

On December 18, 2002, we sold a put option on 500,000 shares to an institutional counterparty with an exercise price of $13.99 per share and an expiration date of March 31, 2002 for $525,000. We have a maximum potential obligation under the put options to purchase 500,000 shares of our common stock at an exercise price of $13.99 for an aggregate of $7.0 million. Although certain other events can trigger exercise these put options are generally excercisable only at maturity on March 31, 2002. We have the right to settle the put options by cash settlement, physical settlement of the

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

options or by net share settlement using shares our common stock. In accordance with EITF Issue No. 00-19, we have recorded the sale of the put options in equity and as such, changes in fair value of the options have not been recognized in the financial statements. We may, from time to time, enter into additional put and call option arrangements.

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2002, 2001 and 2000:

                                                2002        2001       2000
                                               ------      ------     ------

Expected life of option                         4 yrs       4 yrs      4 yrs
Dividend yield                                     0%          0%         0%
Volatility                                      52.2%       44.7%      30.9%
Risk free interest rate                         3.94%       4.52%      5.76%

The increase in volatility in from fiscal 2000 to fiscal 2002 is primarily due to the increase demand for the stock, which drove up the price and increased the volatility.

The weighted average fair value of options granted during 2002, 2001 and 2000 are as follows:

                                               2002       2001        2000
                                             --------    -------     ------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Fair value of each option granted            $  10.08    $  6.17     $ 4.79
Total number of options granted                 1,895        892        185
Total fair value of all options granted      $ 19,098    $ 5,501     $  886

Outstanding options, consisting of ten-year incentive and non-qualified stock options, vest and become exercisable over a three-year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable ten-year period.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A summary of the status of stock option grants as of December 31, 2002 and changes during the years ending on those dates is presented below:

                                                                WEIGHTED AVERAGE
                                                     OPTIONS     EXERCISE PRICE
                                                     -------     --------------
      Outstanding at December 31, 1999              3,545,258       $ 9.21
      Granted                                         185,000       $14.37
      Exercised                                      (333,075)      $ 4.57
      Forfeited                                      (102,344)      $10.98
                                                   ----------

      Outstanding at December 31, 2000              3,294,839       $ 9.91
      Granted                                         892,159       $15.24
      Exercised                                    (1,173,227)      $ 9.37
      Forfeited                                       (29,737)      $15.51
                                                   ----------

      Outstanding at December 31, 2001              2,984,034       $11.60
      Granted                                       1,894,660       $22.96
      Exercised                                      (507,868)      $ 8.41
      Forfeited                                       (86,168)      $16.75
                                                   ----------

      Outstanding at December 31, 2002              4,284,658       $ 7.81
                                                   ==========

      Options exercisable at December 31, 2002      2,099,307       $ 6.42
                                                   ==========

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes information about stock options outstanding at December 31, 2002:

                                        12/31/2002                    REMAINING
                                          OPTIONS        OPTIONS       LIFE IN
EXERCISE PRICE RANGE                    OUTSTANDING    EXERCISABLE      YEARS
--------------------                    -----------    -----------      -----
 0.97 -  3.75                                93,357         93,357       3.0
 7.50 -  9.94                               255,292        255,292       5.0
10.00 - 10.63                               141,671        138,337       5.2
11.00 - 11.63                               762,844        759,510       5.8
12.00 - 12.03                                65,002         58,334       5.2
13.19 - 14.00                               309,668        223,668       7.3
14.17 - 14.70                               444,492        187,322       8.7
15.05 - 15.90                               347,994         94,331       8.8
16.31 - 16.50                                62,667          9,000       8.0
17.00 - 17.54                               105,170         30,156       8.3
21.75 - 21.75                               125,000             --       9.1
23.09 - 23.93                               689,501        225,000       9.2
24.07 - 25.80                               882,000         25,000       9.5
                                          ---------      ---------

Total                                     4,284,658      2,099,307
                                          =========      =========

Remaining non-exercisable options as of December 31, 2002 become exercisable as follows:

                    2003                           775,961
                    2004                           991,358
                    2005                           168,032
                    2006                           250,000

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Earnings per share. The following details the earnings per share computations on a basic and diluted basis for the years ended December 31, 2002, 2001 and 2000:

                                                                            2002              2001             2000
                                                                          --------           -------          -------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per share:
  Net (loss) income available to common shareholders                      $(17,689)          $10,128          $17,048
                                                                          --------           -------          -------
Denominator:
    Basic earnings per share weighted average shares outstanding            30,341            23,932           22,630
    Effect of dilutive securities:
    Effect of shares issuable under stock option and stock
    grant plans, based on the treasury stock method
                                                                               616               836              726
                                                                          --------           -------          -------
Diluted earnings per share
  Adjusted weighted-average shares outstanding
                                                                            30,957            24,768           23,356
                                                                          --------           -------          -------
Basic earnings per share                                                  $  (0.58)          $  0.42          $  0.75
                                                                          ========           =======          =======
Diluted earnings per share                                                $  (0.57)          $  0.41          $  0.73
                                                                          ========           =======          =======

15. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                            2002              2001             2000
                                                                           ------            ------           ------
                                                                                        (In Thousands)
Cash paid during the year for:
   Interest                                                                $  527            $ 3,878          $ 1,762
                                                                           ======            =======          =======
   Income taxes                                                            $5,753            $ 4,656          $ 7,240
                                                                           ======            =======          =======

                                                                            2002              2001             2000
                                                                           ------            ------           ------
                                                                                         (In Thousands)
Acquisitions of businesses, net of cash acquired:
   Fair value of assets acquired                                          $ 16,134           $ 57,932         $ 4,807
   Goodwill                                                                  8,478             37,578          12,336
   Liabilities assumed                                                     (15,794)           (36,541)         (2,923)
   Stock issued                                                                 --            (19,604)             --
                                                                          --------           --------         -------
   Total cash paid                                                        $  8,818           $ 39,365          14,220
                                                                          ========           ========         =======

   Debt assumed in acquisition of property                                      --                 --         $ 3,500


                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

16. QUARTERLY RESULTS (UNAUDITED)

The following table presents summarized unaudited quarterly results of operations for the Company for fiscal 2002 and 2001. We believe all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

                                                                  FISCAL 2002
                                        ----------------------------------------------------------------
                                            FIRST           SECOND           THIRD           FOURTH
                                           QUARTER          QUARTER         QUARTER         QUARTER
                                        --------------   --------------   ------------   ---------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
       Revenue                               $ 69,604         $ 71,605        $80,557           $83,351
       Gross profit                          $ 21,974         $ 22,701        $24,610           $25,087
       Net income                              $5,960           $4,075      $(14,707)         $(13,017)
       Basic earnings per share                $ 0.19           $ 0.13        $(0.50)           $(0.44)
       Diluted earnings per share              $ 0.19           $ 0.13        $(0.49)           $(0.44)

                                                                 FISCAL 2001
                                         -------------------------------------------------------------
                                            FIRST           SECOND           THIRD          FOURTH
                                           QUARTER          QUARTER         QUARTER        QUARTER
                                         -------------   --------------   ------------   -------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
       Revenue                               $ 30,168         $ 38,100       $ 48,664        $ 80,168
       Gross profit                          $ 12,190         $ 15,865       $ 17,227        $ 25,488
       Net income                            $ (3,396)          $4,298         $3,823          $5,403
       Basic earnings per share              $  (0.15)          $ 0.19         $ 0.16          $ 0.21
       Diluted earnings per share            $  (0.14)          $ 0.18         $ 0.16          $ 0.20

17. EMPLOYEE BENEFITS PLAN

In October 1997, we formed a 401(k) plan, (the "Plan") which provides for voluntary contributions by employees and allows for a discretionary contribution by us in the form of cash. We made contributions of approximately $395,500, $272,700 and $243,000 to the Plan in 2002, 2001 and 2000 respectively.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

18.  RELATED PARTY TRANSACTIONS

In fiscal 2000 we subcontracted for certain security guard services with Alpha, Inc., wholly owned by a shareholder of the Company, who is also a director of Gorandel Trading Limited. In fiscal 2000, security guard service fees of approximately $2,444,000 were paid to Alpha. In August of 2000, we acquired Alpha. The purchase price was approximately $1.0 million in cash consisting of both a current and deferred portion. In fiscal 2002 and 2001 we paid paid $100,000 and $400,000 of the deferred portion of the purchase price respectively.

Effective as of January 1, 2002, Kanders & Company, Inc. ("Kanders & Co."), a corporation controlled by Warren B. Kanders, the Chairman of our Board, entered into an agreement with us to provide certain investment banking, financial advisory and related services for a five year term that will expire December 31, 2006. Kanders & Co. will receive a mutually agreed upon fee on a transaction by transaction basis during the term of this agreement. The aggregate fees under this agreement will not exceed $1,575,000 during any calendar year. We also agreed to reimburse Kanders & Co. for reasonable out-of-pocket expenses including Kanders & Co.'s expenses for office space, an executive assistant, furniture and equipment, travel and entertainment, reasonable fees and disbursements of counsel, and consultants retained by Kanders & Co. During the fiscal year ended December 31, 2002, we paid Kanders & Co. $525,000 for investment banking services. We also reimbursed Kanders & Co. for out-of-pocket expenses in the aggregate amount of $302,000 during the fiscal year ended December 31, 2002. We also granted Kanders & Co. (i) options to purchase 35,000 shares of our common stock at an exercise price per share equal to $23.93, and
(ii) a restricted stock grant of 10,447 shares of common stock valued at $15.04 per share (iii) a restricted stock grant of 100,000 shares of common stock valued at $15.04 per share. These grants were made during fiscal 2002 in consideration for consulting services provided by Kanders & Co. in connection with certain transactions during fiscal 2001.

During the fiscal year ended December 31, 2002 we paid our Director Nicholas Sokolow's law firm Sokolow, Dunaud, Mercadier & Carreras $28,000 for legal services in connection with various acquisitions.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

19. OPERATING LEASES

We are party to certain real estate, equipment and vehicle leases. Several leases include options for renewal and escalation clauses. In most cases, management expects that in the normal course of business leases will be renewed or replaced by other leases. Approximate total future minimum annual lease payments under all noncancelable leases of continuing operations are as follows:

                YEAR                       (IN THOUSANDS)
                -----------------------    ---------------------

                2003                                     $1,141
                2004                                        840
                2005                                        365
                2006                                         66
                2007                                         51
                Thereafter                                   --

                                           ---------------------
                                                         $2,463
                                           =====================

We incurred rent expense of approximately $1,200,000, $765,000 and $394,000 during the years ended December 31, 2002, December 31, 2001 and December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ARMOR HOLDINGS, INC.

                                            /s/ Jonathan M. Spiller
                                            -----------------------------------
                                            Jonathan M. Spiller
                                            President, Chief Executive Officer
                                            and Director
                                            Dated: March 31, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Jonathan M. Spiller                     /s/ Warren B. Kanders
------------------------------------        ----------------------------------
Jonathan M. Spiller                         Warren B. Kanders
President and Chief Executive               Chairman of the Board of Directors
Officer and Director                        March 31, 2003
Principal Executive Officer
March 31, 2003

/s/ Robert R. Schiller                      /s/ Nicholas Sokolow
-----------------------------------         ----------------------------------
Robert R. Schiller                          Nicholas Sokolow
Executive Vice President                    Director
and Chief Financial Officer                 March 31, 2003
March 31, 2003

/s/ Burtt R. Ehrlich                        /s/ Thomas W. Strauss
-----------------------------------         ----------------------------------
Burtt R. Ehrlich                            Thomas W. Strauss
Director                                    Director
March 31, 2003                              March 31, 2003

/s/ Alair A. Townsend                       /s/ Deborah A. Zoullas
-----------------------------------         ----------------------------------
Alair A. Townsend                           Deborah A. Zoullas
Director                                    Director
March 31, 2003                              March 31, 2003

                                 CERTIFICATIONS

         I, Jonathan M. Spiller, certify that:

         1. I have reviewed this annual report on Form 10-K of Armor Holdings, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Jonathan M. Spiller
-----------------------
President and Chief Executive Officer

         I, Robert R. Schiller, certify that:

         1. I have reviewed this annual report on Form 10-K of Armor Holdings, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

/s/ Robert S. Schiller
----------------------
Executive Vice President and Chief Financial Officer