Form 10-Q
period 2003-03-31
ARMOR HOLDINGS INC
filed 2003-05-15
CIK 845752

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

                FOR THE QUARTERLY PERIOD ENDED March 31, 2003, or
                                               --------------

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

     ---------------------------------------------------------------------

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

The number of shares outstanding of the registrant's Common Stock as of May 9, 2003 is 27,556,630.

                              ARMOR HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                        Page
PART I  - FINANCIAL INFORMATION
             ITEM 1.    FINANCIAL STATEMENTS.......................................       3

             ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS............      20

             ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                          ABOUT MARKET RISK........................................      30

             ITEM 4.    CONTROLS AND PROCEDURES....................................      31

PART II - OTHER INFORMATION........................................................

            ITEM 1.      LEGAL PROCEEDINGS.........................................      32

            ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K..........................      32

SIGNATURES                                                                               33

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all material intercompany accounts and transactions) which management considers necessary for a fair presentation of operating results as of March 31, 2003 and for the three-month periods ended March 31, 2003 and March 31, 2002.

         These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                          MARCH 31, 2003   DECEMBER 31, 2002
                                                           (UNAUDITED)             *
                                                          --------------   -----------------
ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                                $ 16,010          $ 12,913
    Accounts receivable (net of allowance for
      doubtful accounts of $1,600 and $1,428)                  54,977            58,513
    Costs and earned gross profit in excess of billings           892               234
    Inventories                                                61,248            62,330
    Prepaid expenses and other current assets                  14,800            12,212
    Current assets of discontinued operations (Note 2)         32,536            28,825
                                                             --------          --------
        Total current assets                                  180,463           175,027

PROPERTY AND EQUIPMENT (net of
  accumulated depreciation of $14,365 and
  $12,919)                                                     47,702            47,136

GOODWILL (net of accumulated amortization
  of $4,024 and $4,024)                                        98,732            98,736

PATENTS, LICENSES AND TRADEMARKS
 (net of accumulated amortization of $2,227 and $2,169)         7,463             7,521

OTHER ASSETS                                                    9,550             9,048

LONG-TERM ASSETS OF DISCONTINUED OPERATIONS (Note 2)           31,312            30,285
                                                             --------          --------
TOTAL ASSETS                                                 $375,222          $367,753
                                                             ========          ========


                 * Condensed from audited financial statements.
           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                            MARCH 31, 2003      DECEMBER 31, 2002
                                                                              (UNAUDITED)               *
                                                                            --------------      -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                         $   1,803             $   1,813
    Short-term debt                                                                 610                   599
    Accounts payable                                                             21,841                23,770
    Accrued expenses and other current liabilities                               31,894                25,116
    Income taxes payable                                                          4,251                 5,913
    Current liabilities of discontinued operations (Note 2)                      18,624                17,225
                                                                              ---------             ---------
        Total current liabilities                                                79,023                74,436

LONG-TERM DEBT, less current portion                                             24,852                 5,072
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS (Note 2)                           237                   168
                                                                              ---------             ---------
   Total liabilities                                                            104,112                79,676

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
    authorized; no shares issued and outstanding                                   --                    --
   Common stock, $.01 par value; 50,000,000 shares
         authorized; 33,610,852 and 33,593,977 issued and
         27,550,630 and 29,456,692 outstanding at
         March 31, 2003 and December 31, 2002,
         respectively                                                               336                   336
    Additional paid-in capital                                                  307,748               307,487
    Retained earnings                                                            39,143                34,056
    Accumulated other comprehensive loss                                         (3,800)               (4,169)
    Treasury stock                                                              (72,317)              (49,633)
                                                                              ---------             ---------
       Total stockholders' equity                                               271,110               288,077
                                                                              ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                                     $ 375,222             $ 367,753
                                                                              =========             =========



                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                    THREE MONTHS ENDED
                                                                           MARCH 31, 2003        MARCH 31, 2002
                                                                           --------------        --------------

REVENUES:

  Products                                                                     $ 44,007             $ 38,945
  Mobile Security                                                                36,467               30,659
                                                                               --------             --------
  Total Revenues                                                                 80,474               69,604
                                                                               --------             --------

COSTS AND EXPENSES:
  Cost of sales                                                                  57,162               47,630
  Operating expenses                                                             14,004               11,413
  Amortization                                                                       60                  119
  Integration and other non-recurring charges                                       422                1,397
                                                                               --------             --------

OPERATING INCOME                                                                  8,826                9,045

  Interest expense, net                                                             379                   42
  Other expense (income), net                                                        69                  (64)
                                                                               --------             --------

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES
                                                                                  8,378                9,067

PROVISION FOR INCOME TAXES                                                        3,133                3,500
                                                                               --------             --------
INCOME FROM CONTINUING OPERATIONS                                                 5,245                5,567
                                                                               --------             --------
DISCONTINUED OPERATIONS (NOTE 2):
INCOME FROM DISCONTINUED OPERATIONS BEFORE PROVISION (BENEFIT) FOR
INCOME TAXES                                                                         54                  242
PROVISION (BENEFIT) FOR INCOME TAXES                                                212                 (149)
                                                                               --------             --------
(LOSS) INCOME FROM DISCONTINUED OPERATIONS                                         (158)                 391
                                                                               --------             --------
NET INCOME                                                                     $  5,087             $  5,958
                                                                               ========             ========

NET INCOME PER COMMON SHARE - BASIC
INCOME FROM CONTINUING OPERATIONS                                              $   0.18             $   0.18
(LOSS) INCOME FROM DISCONTINUED OPERATIONS                                        (0.01)                0.01
                                                                               --------             --------
BASIC EARNINGS PER SHARE                                                       $   0.17             $   0.19
                                                                               ========             ========

            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NET INCOME PER COMMON SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS
                                                      $   0.18     $     0.18
(LOSS) INCOME FROM DISCONTINUED OPERATIONS               (0.01)          0.01
                                                      --------     ----------
DILUTED EARNINGS PER SHARE                            $   0.17     $     0.19
                                                      ========     ==========

WEIGHTED AVERAGE SHARES - BASIC                         28,964         31,030
                                                      ========     ==========

WEIGHTED AVERAGE SHARES - DILUTED                       29,111         31,986
                                                      ========     ==========


            See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ARMOR HOLDINGS, INC. AND SUBSIDIARIES  (UNAUDITED)
(IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                     MARCH 31, 2003      MARCH 31, 2002
                                                                                     --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                                     $  5,245             $  5,567
  Adjustments to reconcile income from continuing operations to cash used in operating activities:
     Depreciation and amortization                                                         1,702                1,367
     Loss on disposal of fixed assets                                                          8                  108
     Deferred income taxes                                                                   199                 (168)
  Changes in operating assets and liabilities, net of acquisitions:
      Decrease (increase) in accounts receivable                                           2,878                 (751)
      Decrease (increase) in inventories                                                   1,082               (3,935)
      Increase in prepaid expenses and other assets                                       (3,143)              (2,780)
      Decrease in accounts payable, accrued
         expenses and other current liabilities                                           (1,900)             (11,578)
      (Decrease) increase in income taxes payable                                         (1,662)               1,191
                                                                                        --------             --------
      Net cash provided by (used in) operating activities                                  4,409              (10,979)
                                                                                        --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of patents and trademarks                                                         --                  (20)
   Purchase of property and equipment                                                     (1,727)                (712)
   Additional consideration for purchased businesses                                          --                 (863)
                                                                                        --------             --------
   Net cash used in investing activities                                                  (1,727)              (1,595)
                                                                                        --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options                                                --                1,105
   Repurchases of treasury stock                                                         (15,684)                (331)
   Cash paid for offering costs                                                               --                 (326)
   Repayments of long-term debt                                                             (239)                (122)
   Borrowings under line of credit                                                        22,916               11,860
   Repayments under line of credit                                                        (2,887)             (10,920)
                                                                                        --------             --------
   Net cash provided by financing activities                                               4,106                1,266

   Effect of exchange rate changes on cash and cash equivalents                              (55)                  68
   Net cash used in discontinued operations                                               (3,636)                (266)
                                                                                        --------             --------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    3,097              (11,506)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         12,913               47,489
                                                                                        --------             --------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 16,010             $ 35,983
                                                                                        ========             ========

   CASH AND CASH EQUIVALENTS, END OF PERIOD
       CONTINUING OPERATIONS                                                            $ 16,010             $ 35,983
       DISCONTINUED OPERATIONS                                                             5,589                7,466
                                                                                        --------             --------
                                                                                        $ 21,599             $ 43,449
                                                                                        ========             ========

            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries (the "Company", "we", "our", "us") have been prepared in accordance with generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals and the elimination of all material intercompany accounts and transactions) considered necessary by management to present a fair presentation have been included. The results of operations for the three month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The amounts disclosed in the footnotes are related to continuing operations unless otherwise indicated.

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

NOTE 2 - DISCONTINUED OPERATIONS

         On July 15, 2002, we announced plans to sell the Services Division and the retention of Merrill Lynch & Company to assist in the sale. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," the assets and liabilities of the Services Division have been classified as held for sale, with its operating results in the current and prior periods reported in discontinued operations for the three-month period ended March 31, 2003 and 2002. USDS, Inc., a subsidiary providing certain training services, formerly reported as a part of the Services Division is not included in the amounts classified as assets held for sale. The assets and liabilities as well as the operating results of USDS, Inc. have been reclassified to the Armor Holdings Products Division where management oversight currently resides.

         On January 24, 2003, we executed an agreement to negotiate exclusively with an undisclosed party for the sale of the Security Consulting business of our ArmorGroup Services Division, headquartered in London. This exclusive agreement has since expired, however, we are still actively pursuing a sale of this business to a number of potential buyers. On April 17, 2003, the Company announced that it completed the sale of its ArmorGroup Integrated Systems business through the sale of 100% of the stock of its ArmorGroup Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc. (See Note 11).

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)

         Based upon our analysis and discussions with our advisors regarding the estimated realizable value net of selling costs of the Services Division, we reduced the carrying value of the Services Division, and recorded an impairment charge of $30.3 million in fiscal 2002. This impairment charge consisted of approximately $6.1 million in estimated disposal costs and a $24.2 million non-cash goodwill reduction. The reduction in the carrying value of the Services Division is Management's estimate based upon all of the best information currently available, including discussions with its investment bankers. The actual proceeds from the disposal of our Services Division may differ materially from our current estimates and therefore could result in either a gain or a loss upon final disposal.

         A summary of the operating results of the discontinued operations for the three months ended March 31, 2003 and 2002 is as follows.

                                                                   THREE MONTHS ENDED
                                                            MARCH 31, 2003       MARCH 31, 2002
                                                            --------------       --------------
                                                                      (IN THOUSANDS)

Revenue (a)                                                     $ 25,788             $ 24,267
Cost of sales                                                     19,182               17,203
Operating expenses                                                 6,411                6,514
Amortization expenses                                                  1                   --
Integration and other non-recurring charges                           42                  295
                                                                --------             --------
Operating income                                                     152                  255
Interest expense, net                                                 38                   53
Other expense (income), net                                           60                  (40)
                                                                --------             --------
Income from discontinued operations before provision
(benefit) for income taxes (a)                                        54                  242
 Provision (benefit) for income taxes                                212                 (149)
                                                                --------             --------
(Loss) income from discontinued operations                      $   (158)            $    391
                                                                ========             ========

(a) ArmorGroup Integrated Systems business had revenues of $3.8 million and a loss before taxes of $1.1 million for the three months ended March 31, 2003 compared to revenues of $4.2 million and a loss before taxes of $124,000 for the three months ended March 31, 2002.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)

The following is a summary of the assets and liabilities of our discontinued operations:

                                                         MARCH 31, 2003    DECEMBER 31, 2002
                                                         --------------    -----------------
                                                                   (IN THOUSANDS)
Assets
  Cash and cash equivalents (a)                              $ 5,589            $ 3,638
  Accounts receivable, net                                    17,996             16,228
  Other current assets                                         8,951              8,959
                                                             -------            -------
      Total current assets                                    32,536             28,825
  Property and equipment, net                                 13,100             12,481
  Goodwill, net                                               12,995             12,995
  Other assets                                                 5,217              4,809
                                                             -------            -------
 Total assets of discontinued operations                     $63,848            $59,110
                                                             =======            =======

Liabilities
  Current portion of long-term debt                          $    15            $   186
   Short-term debt                                               313                350
   Accounts payable                                            2,740              2,405
   Accrued expenses and other current liabilities             15,556             14,284
                                                             -------            -------
       Total current liabilities                              18,624             17,225
   Long-term debt                                                237                168
                                                             -------            -------
Total liabilities of discontinued operations                 $18,861            $17,393
                                                             =======            =======

(a) Included in the March 31, 2003 cash and cash equivalents is $1.9 million of excess cash that was subsequently transferred back to continuing operations prior to the sale of the ArmorGroup Integrated Systems business in April 2003. During the three months ended March 31, 2003, continuing operations funded $1.5 million of expenditures on behalf of the discontinued operations. The funds will be recovered from the proceeds of the sale of discontinued operations.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)

NOTE 3 - COMPREHENSIVE INCOME

         The components of comprehensive income, net of provision for income taxes of $96,000 and income tax benefit $30,000 for the three months ended March 31, 2003 and 2002, respectively.


                                                            THREE MONTHS ENDED
                                                    MARCH 31, 2003      MARCH 31, 2002
                                                    --------------      --------------
                                                               (IN THOUSANDS)
Net income                                              $ 5,087            $ 5,958
Other comprehensive income (loss):
   Foreign currency translations, net of tax                369               (205)
                                                        -------            -------
Comprehensive income:                                   $ 5,456            $ 5,753
                                                        =======            =======

NOTE 4 - INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

                                                    MARCH 31, 2003     DECEMBER 31, 2002
                                                    --------------     -----------------
                                                              (IN THOUSANDS)
Raw material                                            $35,235             $30,211
Work-in-process                                          11,422              15,733
Finished goods                                           14,591              16,386
                                                        -------             -------
  Total inventories                                     $61,248             $62,330
                                                        =======             =======


NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities are summarized as follows:

                                                    MARCH 31, 2003     DECEMBER 31, 2002
                                                    --------------     -----------------
                                                              (IN THOUSANDS)
Accrued expenses and other current liabilities          $24,396            $16,988
Deferred consideration for acquisitions                   1,826              1,826
Customer deposits                                         5,672              6,302
                                                        -------            -------
   Total accrued expenses and other current
      liabilities                                       $31,894            $25,116
                                                        =======            =======


ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)

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

         Armor Holdings Products. Our Armor Holdings Products Division manufactures and sells a broad range of high quality equipment marketed under brand names that are well known and respected in the military and law enforcement communities. Products manufactured by this division include concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, emergency lighting products, forensic products, firearms accessories and weapon maintenance products. USDS, Inc., a small subsidiary providing certain training services formerly reported as a part of the Services Division, is not included in the assets classified as assets held for sale or discontinued operations and has been reclassified to our Armor Holdings Products Division where management oversight currently resides.

         Armor Mobile Security. Our Armor Mobile Security Division manufactures and installs ballistic and blast protection armoring systems for military vehicles, commercial vehicles, military aircraft and missile components. Under the brand name O'Gara-Hess & Eisenhardt ("O'Gara"), we are the sole-source provider to the U.S. military for the supply of armoring and blast protection systems as well as maintenance services for the High Mobility Multi-purpose Wheeled Vehicle (HMMWV, commonly known as the Humvee). Additionally, we have been subcontracted to develop a ballistically armored and sealed truck cab for the High Mobility Artillery Rocket System (HIMARS) a program currently in low-rate initial production for the U.S. Army. We armor a variety of commercial vehicles including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats. The Armor Mobile Security Division was created in connection with our acquisition of O'Gara on August 22, 2001 (the "O'Gara acquisition").

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)

interests in our operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for us to enforce our rights. Accordingly, we may have little or no recourse upon the occurrence of any of these developments.

      Revenues, operating income and total assets for each of our continuing operations segments are as follows:



                                             THREE MONTHS ENDED
                                   MARCH 31, 2003         MARCH 31, 2002
                                   --------------         --------------
                                               (IN THOUSANDS)
Revenues:
  Products                            $  44,007             $  38,945
  Mobile Security                        36,467                30,659
                                      ---------             ---------
    Total revenues                    $  80,474             $  69,604
                                      =========             =========

Operating income:
  Products                            $   6,861             $   6,782
  Mobile Security                         4,144                 3,802
  Corporate                              (2,179)               (1,539)
                                      ---------             ---------
    Total operating income            $   8,826             $   9,045
                                      =========             =========

Total assets:
  Products                            $ 181,031             $ 156,281
  Mobile Security                       109,593                98,804
  Corporate                              20,750                45,554
                                      ---------             ---------
     Total assets                     $ 311,374             $ 300,639
                                      =========             =========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)

         The following unaudited information with respect to revenues, operating income from continuing operations (geographic operating income from continuing operations before amortization expense and integration and other non-recurring charges) and total assets to principal geographic areas are as follows:

                                                      THREE MONTHS ENDED
                                              MARCH 31, 2003      MARCH 31, 2002
                                              ---------------     --------------
                                                       (IN THOUSANDS)
Revenues:
   North America                                  $ 56,624            $ 49,484
   South America                                     3,427               4,030
   Africa                                              485                --
   Europe/Asia                                      19,938              16,090
                                                  --------            --------
      Total revenue                               $ 80,474            $ 69,604
                                                  ========            ========

Geographic operating income:
   North America                                  $  6,953            $  7,804
   South America                                        54                  93
   Africa                                               98                  --
   Europe/Asia                                       2,203               2,664
                                                  --------            --------
      Total geographic operating income           $  9,308            $ 10,561
                                                  ========            ========

Total assets:
   North America                                  $266,134            $272,857
   South America                                     5,935               6,823
   Africa                                               --                  --
   Europe/Asia                                      39,305              20,959
                                                  --------            --------
       Total assets                               $311,374            $300,639
                                                  ========            ========


A reconciliation of consolidated geographic operating income from continuing operations to consolidated operating income from continuing operations follows:

                                                      THREE MONTHS ENDED
                                              MARCH 31, 2003      MARCH 31, 2002
                                              ---------------     --------------
                                                       (IN THOUSANDS)

Consolidated geographic operating income          $  9,308             $ 10,561
Amortization                                           (60)                (119)
Integration and other non-recurring charges           (422)              (1,397)
                                                  --------             --------
Operating income                                  $  8,826             $  9,045
                                                  ========             ========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)

NOTE 7.  EARNINGS PER SHARE

         The following details the numerators and denominators of the basic and diluted earnings per share computations for net income from continuing operations:


                                                                           THREE MONTHS ENDED
                                                                   MARCH 31, 2003     MARCH 31, 2002
                                                                   --------------     --------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

Numerator for basic and diluted earnings per share:

Income from continuing operations                                      $ 5,245            $ 5,567
                                                                       -------            -------
Denominator for basic earnings per share - weighted average
shares outstanding:                                                     28,964             31,030

Effect of shares issuable under stock option
  and stock grant plans, based on the
  treasury stock method                                                    147                956
                                                                       -------            -------
Denominator for diluted earnings per share -
  Adjusted weighted average shares outstanding                          29,111             31,986
                                                                       -------            -------

Basic earnings per share from continuing operations                    $  0.18            $  0.18
                                                                       =======            =======
Diluted earnings per share from continuing operations                  $  0.18            $  0.18
                                                                       =======            =======

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)

NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission on FASB 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (SFAS 145). Under SFAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement from continuing operations. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Adopting this standard had no effect on us.

         In June 2002, the FASB issued Statement of Financial Accounting Standard 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities initiated on or after December 31, 2002. Adopting this standard had no material effect on us.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)

NOTE 9.  STOCKHOLDERS' EQUITY

         SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation costs is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for our employee stock compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. If compensation cost for stock option grants had been determined based on the fair value on the grant dates for March 31, 2003 and 2002 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                             THREE MONTHS ENDED
                                                       MARCH 31, 2003   MARCH 31, 2002
                                                       --------------   --------------
                                                          (IN THOUSANDS, EXCEPT
                                                          FOR PER SHARE AMOUNTS)
Net income as reported:                                    $ 5,087         $ 5,958
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                         (1,158)           (555)
                                                           -------         -------
 Pro-forma net income                                      $ 3,929         $ 5,403
                                                           =======         =======

Earning per share:
   Basic - as reported                                     $  0.17         $  0.19
                                                           =======         =======
   Basic - pro-forma                                       $  0.14         $  0.17
                                                           =======         =======

   Diluted - as reported                                   $  0.17         $  0.19
                                                           =======         =======
   Diluted - pro-forma                                     $  0.13         $  0.17
                                                           =======         =======

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)

NOTE 10.  LEGAL PROCEEDINGS

         The following updates or repeats commentary included in the Company's Annual Report on Form 10K for the year ended December 31, 2002.

         In 1997 we terminated several agreements with a Dutch company, Airmunition International, B.V. (AMI), and with a British company, Crown Limited (Crown). AMI and Crown started an action against us before the Netherlands Arbitration Institute in Rotterdam, Holland (the "Tribunal"), claiming breach of contract, unauthorized use of confidential information and inducing an AMI employee to leave to work for us in competition with plaintiffs and further to induce him to breach his confidentiality agreements with plaintiffs. Plaintiffs sought damages of $20.5 Million. On April 29, 2003, the Tribunal rendered an interim award holding that we were entitled to terminate the agreement, that we did not breach any confidentiality provision of the agreement and that we did not induce the AMI employee to leave his employment with plaintiffs. The only issue remaining before the Tribunal after this interim award is a question as to the amount of damage, if any, plaintiff may have suffered as a result of the former AMI employee's work on a certain product of ours that the Tribunal found did compete with a product that was to be developed by AMI/Crown under the agreement. After our termination of the agreement with AMI/Crown, the former AMI employee who had already left the employ of AMI/Crown came to work for a brief period of time with one of our subsidiaries. However, in the interim award, the Tribunal found preliminarily that any damages AMI/Crown may have suffered due to the work the former AMI employee did for us would be "limited," especially since the AMI/Crown product was under development and was only in its prototype stage and plaintiffs had no market position in the United States for the sales of their hoped for product. Further proof on the narrow question of these damages will be allowed before the Tribunal. Although we are unable to predict the outcome of this matter, we do not believe it will have a material impact on our financial position, operations or liquidity.

         On January 16, 1998, our Services Division ceased operations in Angola. The cessation of operations in Angola was dictated by that government's decision to deport all of our expatriate management and supervisors. As a result of the cessation of operations in Angola, our Services Division became involved in various disputes with SHRM S.A. ("SHRM"), its minority joint venture partner relating to the Angolan joint venture known as Defense System International Africa ("DSIA"). On March 6, 1998, SIA (a subsidiary of SHRM) filed a complaint against Defense Systems France, SA ("DSF") before the Commercial Court of Nanterre (Tribunal de Commerce de Nanterre) seeking to be paid an amount of $577,286 corresponding to an alleged debt of DSIA to SIA. On June 27, 2000, the judge of the Paris Commercial Court ruled SHRM did not provide evidence required to establish its standing and the proceedings brought by SHRM were cancelled. On October 3, 2000, a winding up petition was served by DSF against DSIA. On October 31, 2000, SHRM filed a counterclaim seeking to have this winding up petition dismissed. On November 28, 2000, SHRM appealed the June 27, 2000 judgement rendered by the Paris Commercial Court, claiming that the Paris Commercial Court no longer had jurisdiction over the case. On September 18, 2001, the Paris Commercial Court stayed the proceeding pending the outcome of the appeal. A hearing with the Court of Appeal on the standing of SHRM and on the merits was held on October 24, 2002. The Commercial Court of Nanterre has stayed the proceedings before it, pending the decisions of the Court of Appeal and the Paris Commercial Court. In February 2003, the Court of Appeal ruled against SHRM and its parent entity, Compass Group, effectively ending all further proceedings on the merits of Compass' claims. Compass has appealed the decision before the French Court of Cassation which reviews only matters of law.

NOTE 11.  SUBSEQUENT EVENTS

         On April 9, 2003, the Company announced that Warren B. Kanders was appointed the Chief Executive Officer, replacing Jonathan M. Spiller whose employment was terminated. Mr. Kanders will continue in his capacity as Chairman of the Board, a position he has occupied since January 1996. Robert R. Schiller was named Chief Operating Officer in addition to his duties as Chief Financial Officer. Mr. Schiller, who will assume day-to-day operating responsibility for the Company, has been a senior executive with the Company since July 1996.

         On April 17, 2003, the Company announced that it completed the sale of its ArmorGroup Integrated Systems business through the sale of 100% of the stock of ArmorGroup Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc. to Aerwav Integration Services, Inc. ("AIS"). Aerwav Integration Services, Inc. is a wholly owned subsidiary of Aerwav Holdings, LLC ("AHLLC"). As consideration for the integrated systems business, Armor Holdings, Inc. received a $4.1 million secured note due in two years and a warrant for approximately 2.5% of AIS. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), no material gain or loss is expected on the sale. For the three months ended March 31, 2003, the pre-tax loss of ArmorGroup Integrated Systems was $1.1 million compared to a loss of $124,000 in the three months ended March 31, 2002.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the results of operations and analysis of financial condition for the three months ended March 31, 2003. The results of operations for purchase business combinations are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

         Comprehensive income and foreign currency translation. In accordance with SFAS No. 130, "Reporting Comprehensive Income", assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment, net of tax, which represents the effect of translating assets and liabilities of our foreign operations is recorded as a reduction of equity of $3,800,000 and $4,169,000 as of March 31, 2003 and December 31, 2002,
respectively, and is classified as accumulated other comprehensive loss. The current year change in the accumulated amount, net of tax, is included as a component of comprehensive income.

         Stock options and Grants. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation costs is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

continue to account for its employee stock compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. If compensation cost for stock option grants had been determined based on the fair value on the grant dates for March 31, 2003 and 2002 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                           THREE MONTHS ENDED
                                                  MARCH 31, 2003       MARCH 31, 2002
                                                  --------------       --------------
                                                        (IN THOUSANDS, EXCEPT FOR
                                                             PER SHARE AMOUNTS)

Net income as reported:                               $  5,087            $   5,958
Deduct:  Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                     (1,158)                (555)
                                                      --------            ---------
 Pro-forma net income                                 $  3,929            $   5,403
                                                      ========            =========

Earning per share:
   Basic - as reported                                $   0.17            $    0.19
                                                      ========            =========
   Basic - pro-forma                                  $   0.14            $    0.17
                                                      ========            =========

   Diluted - as reported                              $   0.17            $    0.19
                                                      ========            =========
   Diluted - pro-forma                                $   0.13            $    0.17
                                                      ========            =========

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


NEW ACCOUNTING PRONOUNCEMENTS:

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Recission on FASB 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (SFAS 145). Under SFAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement from continuing operations. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Adopting this standard had no material effect on us.

         In June 2002, the FASB issued Statement of Financial Accounting Standard 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities initiated on or after December 31, 2002. Adopting this standard had no material effect on us.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002.

          Net income. Net income decreased $871,000, or 14.6%, to net income of $5.1 million for the three months ended March 31, 2003 compared to net income of $6.0 million for the three months ended March 31, 2002. Net income for the three months ended March 31, 2003 includes income from continuing operations of $5.2 million and a loss from discontinued operations of $158,000, compared to income from continuing operations of $5.6 million and income from discontinued operations of $391,000 for the three months ended March 31, 2002.

CONTINUING OPERATIONS

         Products revenues. Products Division revenues increased $5.1 million, or 13.0%, to $44.0 million in the three months ended March 31, 2003, compared to $38.9 million in the three months ended March 31, 2002. For the three months ended March 31, 2003, Products Division revenue increased 6.2% internally, including year over year changes in acquired businesses, and 6.8% due to the acquisitions of Speedfeed, Inc., the Foldable Products Group, Evi-Paq, Inc., B-Square, Inc. and 911 Emergency Products, Inc., all of which were completed subsequent to the first quarter of 2002. Products Division revenues includes $5.0 million and $3.6 million from USDS, Inc., our training subsidiary, for the three months ended March 31, 2003 and March 31, 2002, respectively. In our filings prior to June 30, 2002, we reported USDS, Inc. as a part of the Services Division.

         Mobile Security revenues. Mobile Security Division revenues increased $5.8 million, or 18.9% to $36.5 million in the three months ended March 31, 2003, compared to $30.7 million in the three months ended March 31, 2002. Mobile Security Division revenues for the three months ended March 31, 2003, include $5.8 million related to the acquisition of substantially all of the assets of Trasco-Bremen on September 24, 2002. Excluding the $5.8 million of 2003 revenue relating to Trasco-Bremen, Mobile Security Division revenues were flat in the three months ended March 31, 2003, compared to the three months ended March 31, 2002.

         Cost of sales. Cost of sales increased $9.5 million, or 20.0%, to $57.2 million for the three months ended March 31, 2003 compared to $47.6 million for the three months ended March 31, 2002. As a percentage of total revenues, cost of sales increased to 71.0% of total revenues for the three months ended March 31, 2003 from 68.4% for the three months ended March 31, 2002.

         Gross margins in the Products Division were 34.2% for the three months ended March 31, 2003, compared to 37.3% for the three-months ended March 31, 2002. The drop in Products Division gross margins resulted primarily from: (1) an increased mix of "low margin" training revenues; (2) reduced selling prices associated with a program to reduce gas mask inventories; (3) lower production volume in Body Armor and Less Lethal, which resulted in reduced fixed cost absorption and some labor inefficiencies; and (4) moving costs and labor inefficiencies at Protech associated with the relocation of its manufacturing facility. Excluding the training division, the Products Division gross margins were 36.6%, compared to 39.6% reported in the same period last year.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


         Gross margins in the Mobile Security Division were 22.7% in the three-months ended March 31, 2003, compared to 24.3% for the three-months ended March 31, 2002. Mobile Security Division cost of sales for the three months ended March 31, 2003, included $4.6 million due to the acquisition of substantially all of the assets of Trasco-Bremen on September 24, 2002. Excluding the $4.6 million of 2003 cost of sales relating to Trasco-Bremen, Mobile Security Division cost of sales increased $1.1 million, (3.0% of Mobile Security Division Revenues) in the three months ended March 31, 2003, compared to the three months ended March 31, 2002. The decrease in gross margins in the Mobile Security Division is primarily attributable to: (1) a less favorable mix of commercial vehicle sales in both Cincinnati and France compared to the same period in the prior year; (2) sales price deterioration in certain Latin American markets in 2003 compared to 2002; and (3) a larger number of purchased base vehicles sold in 2003 compared to 2002. The Mobile Security Division often purchases and resells base vehicles to customers as a pass-through service without normal gross profit.

         Operating expenses. Operating expenses increased $2.6 million, or 22.7%, to $14.0 million (17.4% of total revenues) for the three months ended March 31, 2003 compared to $11.4 million (16.4% of total revenues) for the three months ended March 31, 2002.

         Products Division operating expenses increased $0.9 million, or 12.7%, to $7.9 million (18.0% of Products Division revenues) for the three months ended March 31, 2003 compared to $7.0 million (18.0% of Products Division revenues) for the three months ended March 31, 2002. This increase is due primarily to the incremental operating expenses associated with acquired businesses completed subsequent to the first quarter of 2002.

         Mobile Security Division operating expenses increased $1.1 million, or 36.1%, to $4.0 million (10.9% of Mobile Security Division revenues) for the three months ended March 31, 2003, compared to $2.9 million (9.5% of Mobile Security Division revenues) for the three months ended March 31, 2002. Excluding the 2003 operating expenses resulting from the acquisition of substantially all of the assets of Trasco-Bremen on September 24, 2002, the operating expenses for the three months ended March 31, 2003, increased $0.4 million, (1.0% of Mobile Security Division Revenues) versus the same period in the prior year.
The increase in operating expenses was primarily due to: (1) increased expenses associated with the start-up of operations in Caracas, Venezuela in late 2002;
(2) increased insurance costs; (3) the net negative impact of fluctuating currency exchange rates with the U.S. dollar, as the negative impact of a stronger Euro on operating expenses more than offset the positive impact of a weaker Brazilian Real; and (4) general inflation.

         Corporate operating expenses increased $0.6 million, or 43.7%, to $2.1 million (2.6% of total revenues) for the three months ended March 31, 2003 compared to $1.5 million (2.1% of total revenues) for the three months ended March 31, 2002. This increase is due primarily to increased insurance costs, increased internal audit costs necessary to comply with Sarbanes-Oxley requirements, and increased legal expenses.

         Amortization. Amortization expense decreased $59,000, or 49.6%, to $60,000 for the three months ended March 31, 2003 compared to $119,000 for the three months ended March 31, 2002. SFAS 142, which we adopted on January 1, 2002, eliminated amortization of intangible assets with indefinite lives and goodwill for all acquisitions completed after July 1, 2001, as well as for all fiscal years ending after January 1, 2002. Remaining amortization expense is related to patents and trademarks with finite lives.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


         Integration and other non-recurring charges. Integration and other non-recurring charges for the three-months ended March 31, 2003, totaled $422,000, compared to $1.4 million in the same period last year. The decrease in integration and other non-recurring items is primarily related to completion of integration and other non-recurring spending on the 2001 acquisition of O'Gara.

         Operating income. Operating income from continuing operations decreased $219,000 to $8.8 million for the three months ended March 31, 2003 compared to $9.0 million in the three months ended March 31, 2002 due to the factors discussed above. USDS, Inc. contributed operating income, that was previously reported as a part of the Services Division, of $554,000 and $378,000 for the three months ended March 31, 2003 and 2002, respectively.

         Interest expense, net. Interest expense, net increased $337,000, or 802.4% to $379,000 for the three months ended March 31, 2003 compared to $42,000 for the three months ended March 31, 2002. This increase was due primarily to borrowings of long-term debt under our revolving credit facility with the proceeds primarily used to repurchase common stock of the Company.

         Other expense (income), net. Other expense (income), net, was $69,000 for the three months ended March 31, 2003, compared to other expense (income), net of $(64,000) for the three months ended March 31, 2002.

         Income from continuing operations before provision for income taxes. Income from continuing operations before provision for income taxes decreased by $689,000 to $8.4 million for the three months ended March 31, 2003 compared to $9.1 million for the three months ended March 31, 2002 due to the reasons discussed above.

         Provision for income taxes. Provision for income taxes was $3.1 million for the three months ended March 31, 2003, compared to $3.5 million for the three months ended March 31, 2002. The effective tax rate was 37.4% for the three months ended March 31, 2003, compared to 38.6% for the three months ended March 31, 2002 based on our current expectations of annual income amounts and jurisdictions in which such amounts are expected to be taxable.

         Income from continuing operations. Income from continuing operations decreased $322,000 to $5.2 million for the three months ended March 31, 2003 compared to $5.6 million for the three months ended March 31, 2002 due to the factors discussed above.

DISCONTINUED OPERATIONS

         Services revenues. Services Division revenue increased $1.5 million, or 6.3%, to $25.8 million for the three months ended March 31, 2003 compared to $24.3 million for the three months ended March 31, 2002. The revenue increase is a result of improved revenues in the Integrated Systems business in the United States and growth in the Security Consulting business. The latter is as a result of contracts being carried out in Europe and Afghanistan.

         Cost of sales. Cost of sales increased $2.0 million, or 11.5%, to $19.2 million for the three months ended March 31, 2003 compared to $17.2 million for the three months ended March 31, 2002.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


This increase was due primarily to costs associated with increasing Integrated Systems revenues. As a percentage of total revenue, cost of sales increased to 74.4% of total revenues for the three months ended March 31, 2003 from 70.9% for the three months ended March 31, 2002. This increase in cost of sales as a percentage of total revenue was primarily due to the weakness in our Integrated Systems business. Higher than average margins from the Security Consulting business tempered the full impact of the weak Integrated Systems margins.

         Operating expenses. Operating expenses decreased $103,000, or 1.6%, to $6.4 million (24.9% of total revenues) for the three months ended March 31, 2003 compared to $6.5 million (26.8% of total revenues) for the three months ended March 31, 2002. This decrease was due to a reduction in accounts receivable reserves, other asset write-downs, and other non-recurring charges in the Integrated Systems and Security Consulting businesses taken in the three months ended March 31, 2002.

         Integration and other non-recurring charges. Integration and other non-recurring charges decreased $253,000, or 85.8%, to $42,000 for the three months ended March 31, 2003 compared to $295,000 for the three months ended March 31, 2002. These charges reflect certain severance expenses, software write-off costs and other expenses associated with preparing the division for sale, as well as integration expenses associated with integrating International Training, Inc. into the Services Division taken in the three months ended
March 31, 2002.

         Operating income. Operating income was $152,000 for the three months ended March 31, 2003, compared to operating income of $255,000 for the three months ended March 31, 2002 due to the factors discussed above. Operating loss from the ArmorGroup Integrated Systems business was $1.1 million for the three months ended March 31, 2003, compared to an operating loss of $117,000 for the three months ended March 31, 2002 due to the factors discussed above. Excluding the ArmorGroup Integrated Systems business, the balance of the assets held for sale generated an operating income of $1.2 million for the three months ended March 31, 2002 compared to operating income of $372,000 for the three months ended March 31, 2002.

         Interest expense, net. Interest expense, net decreased $15,000, or 28.3%, to $38,000 for the three months ended March 31, 2003 compared to $53,000 for the three months ended March 31, 2002. This decrease was due to reduced utilization of the Services Division's line of credit.

         Other expense (income), net. Other expense (income), net, was $60,000 for the three months ended March 31, 2003, compared to other expense (income), net of ($40,000) for the three months ended March 31, 2002. The net increase in expense was a result of losses on the disposal of fixed assets and other asset write-offs.

         Income from discontinued operations before provision (benefit) for income taxes. Income from discontinued operations before provision (benefit) for income taxes was $54,000 for the three months ended March 31, 2003 and $242,000 for the three months ended March 31, 2002, due to the reasons discussed above.

         Provision (benefit) for income taxes. Provision for income taxes was $212,000 for the three months ended March 31, 2003 compared to a benefit of $149,000 for the three months ended March 31, 2002. The effective tax rate for the three months ended March 31, 2003 was a provision of

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


392.6% compared to a benefit of 61.6% for the three months ended March 31, 2002. The large provision of 392.6% for the three months ended March 31, 2003, is primarily due to unrecognized potential deferred tax assets associated with foreign subsidiaries, which recorded pretax losses in the first quarter of 2003. These potential tax benefits were not recognized due to the uncertainty regarding the specific subsidiary's ability to utilize the net operating loss carry-forwards in future periods.

         (Loss) income from discontinued operations. Loss from discontinued operations was ($158,000) for the three months ended March 31, 2003 compared to income from discontinued operations of $391,000 for the three months ended March 31, 2002 due to the factors discussed above. As many of the above items involve accounting estimates, the loss (income) and amounts above will be reevaluated in the future for any changes, which might be appropriate.


LIQUIDITY AND CAPITAL RESOURCES

         On August 22, 2001, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with Bank of America, Canadian Imperial Bank of Commerce, First Union National Bank, Suntrust Bank, Republic Bank, Keybank National Association, and ING (U.S.) Capital LLC. Pursuant to the Credit Agreement, the lenders established a $120,000,000 line of credit for our benefit expiring on February 12, 2004. The Credit Agreement, among other things, provides for (i) total maximum borrowings of $120,000,000 and (ii) the capability for borrowings in foreign currencies. All borrowings under the Credit Agreement bear interest at either (i) a base rate, plus an applicable margin ranging from .000% to .375%, depending on certain conditions, (ii) a eurodollar rate, plus an applicable margin ranging from 1.125% to 1.875%, depending on certain conditions, or (iii) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125% to 1.875%, depending on certain conditions. In addition, the Credit Agreement includes both negative and affirmative covenants customary for a credit facility of this nature, such as limitations on capital expenditures, indebtedness, and sales of assets, minimum fixed charge coverage, maintenance of net worth, a limitation on senior indebtedness to capitalization, and a restriction against paying dividends. As of March 31, 2003 we are in compliance with all of our negative and affirmative covenants.

         The Credit Agreement also provides that Bank of America will make swing-line loans to us of up to $5,000,000 for working capital purposes and will issue letters of credit on our behalf of up to $20,000,000. As of March 31, 2003, we had $20 million in borrowings under our Credit Facility, and Bank of America had issued $11.2 million in letters of credit giving us $88.8 million of availability under our credit agreement. All indebtedness under the Credit Agreement will mature on February 12, 2004. On March 31, 2003, we had approximately $26.7 million in total long-term debt for continuing operations, consisting of $20 million of borrowings under our Credit Facility, $5.2 million in industrial development revenue bonds and $1.5 million in other long-term liabilities assumed in connection with acquisitions.

         In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time depending upon market conditions and other factors, of up to an additional 4.4 million shares. During the three-months ended March 31, 2003, the Company repurchased an additional 1.9 million shares of its common stock at an average

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


price of $11.52 per share. Through March 31, 2003, the Company had repurchased
3.8 million shares of its common stock under the stock repurchase program at an average price of $12.49 per share, leaving the Company with the ability to repurchase up to 3.8 million additional shares of common stock. Included in the March 31, 2003 accrued expenses and other current liabilities was approximately $7.0 million paid subsequent to March 31, 2003 for the settlement of a put option on 500,000 shares. Since that date, the Company has not repurchased any additional shares. At March 31, 2003, the Company had 27,550,630 shares of common stock outstanding.

         We expect to continue our policy of repurchasing our common stock from time to time. In addition, our Credit Agreement permits us to repurchase shares of our common stock with no limitation if our ratio of Consolidated Total Indebtedness to Consolidated EBTIDA (as such terms are defined in the Credit Agreement) for any rolling twelve-month period is less than 1:00 to 1. At ratios greater than 1:00 to 1 our credit agreement limits our ability to repurchase shares at $15.0 million. This basket resets to $0 each time the ratio is less than 1.0 to 1.

         Working capital for continuing operations was $87.5 million and $89.0 million as of March 31, 2003 and December 31, 2002, respectively.

         Our fiscal 2003 capital expenditures for continuing operations are expected to be approximately $8.4 million, of which we have spent approximately $1.7 million through the three months ended March 31, 2003. Our fiscal 2003 capital expenditures for discontinued operations are expected to be approximately $2.0 million, of which we have already spent approximately $1.0 million through three months ended March 31, 2003. Such expenditures include, leasehold improvements, information technology and communications infrastructure equipment and software, and manufacturing machinery and equipment.

         Included in the March 31, 2003 cash and cash equivalents of discontinued operations is $1.9 million of excess cash that was subsequently transferred back to continuing operations prior to the sale of the ArmorGroup Integrated Systems business in April 2003. During the three months ended March 31, 2003, continuing operations funded $1.5 million of expenditures on behalf of the discontinued operations. The funds will be recovered from the proceeds of the sale of discontinued operations.

         We anticipate that the cash generated from operations, proceeds from the sale of discontinued operations, cash on hand and available borrowings under the Credit Agreement will enable us to meet liquidity, working capital and capital expenditure requirements during the next twelve months. We may, however, require additional financing to pursue our strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


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


RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

         We do business in numerous countries, including emerging markets in Africa, Asia, South America, Russia, and the former CIS. We have invested substantial resources outside of the United States and plan to continue to do so in the future. Our international operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


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


ITEM 4.  CONTROLS AND PROCEDURES

         Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that the information that the Company must disclose in its reports filed under the Securities and Exchange Act is communicated and processed in a timely manner. Warren B. Kanders, Chairman and Chief Executive Officer, and Robert R. Schiller, Chief Operating Officer and Chief Financial Officer, participated in this evaluation.

         Based on a similar evaluation prepared in connection with the Company's 2002 10-K, Mr. Kanders and Mr. Schiller concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective, except as noted in the next paragraph. Since the date of the evaluation described above, there have not been any significant changes in our internal controls or in other factors that could significantly affect those controls except as indicated in the next paragraph.

         During the twelve months ended December 31, 2002 financial reporting process, management, in consultation with our independent accountants, identified a deficiency in our tax financial reporting process relating to the reconciliation of provisions for income taxes for our discontinued operations to tax filings and inventory of deferred tax assets and liabilities which constituted a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. We believe that this matter has not had any material impact on our financial statements. We have hired an internal tax director and completed the design, development and implementation of processes and controls to address this deficiency. We are currently in the process of formally documenting these policies and procedures.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                                     PART II


ITEM 1.    LEGAL PROCEEDINGS


         In 1997 we terminated several agreements with a Dutch company, Airmunition International, B.V. (AMI), and with a British company, Crown Limited (Crown). AMI and Crown started an action against us before the Netherlands Arbitration Institute in Rotterdam, Holland (the "Tribunal"), claiming breach of contract, unauthorized use of confidential information and inducing an AMI employee to leave to work for us in competition with plaintiffs and further to induce him to breach his confidentiality agreements with plaintiffs. Plaintiffs sought damages of $20.5 Million. On April 29, 2003, the Tribunal rendered an interim award holding that we were entitled to terminate the agreement, that we did not breach any confidentiality provision of the agreement and that we did not induce the AMI employee to leave his employment with plaintiffs. The only issue remaining before the Tribunal after this interim award is a question as to the amount of damage, if any, plaintiff may have suffered as a result of the former AMI employee's work on a certain product of ours that the Tribunal found did compete with a product that was to be developed by AMI/Crown under the agreement. After our termination of the agreement with AMI/Crown, the former AMI employee who had already left the employ of AMI/Crown came to work for a brief period of time with one of our subsidiaries. However, in the interim award, the Tribunal found preliminarily that any damages AMI/Crown may have suffered due to the work the former AMI employee did for us would be "limited," especially since the AMI/Crown product was under development and was only in its prototype stage and plaintiffs had no market position in the United States for the sales of their hoped for product. Further proof on the narrow question of these damages will be allowed before the Tribunal. Although we are unable to predict the outcome of this matter, we do not believe it will have a material impact on our financial position, operations or liquidity.

         On January 16, 1998, our Services Division ceased operations in Angola. The cessation of operations in Angola was dictated by that government's decision to deport all of our expatriate management and supervisors. As a result of the cessation of operations in Angola, our Services Division became involved in various disputes with SHRM S.A. ("SHRM"), its minority joint venture partner relating to the Angolan joint venture known as Defense System International Africa ("DSIA"). On March 6, 1998, SIA (a subsidiary of SHRM) filed a complaint against Defense Systems France, SA ("DSF") before the Commercial Court of Nanterre (Tribunal de Commerce de Nanterre) seeking to be paid an amount of $577,286 corresponding to an alleged debt of DSIA to SIA. On June 27, 2000, the judge of the Paris Commercial Court ruled SHRM did not provide evidence required to establish its standing and the proceedings brought by SHRM were cancelled. On October 3, 2000, a winding up petition was served by DSF against DSIA. On October 31, 2000, SHRM filed a counterclaim seeking to have this winding up petition dismissed. On November 28, 2000, SHRM appealed the June 27, 2000 judgement rendered by the Paris Commercial Court, claiming that the Paris Commercial Court no longer had jurisdiction over the case. On September 18, 2001, the Paris Commercial Court stayed the proceeding pending the outcome of the appeal. A hearing with the Court of Appeal on the standing of SHRM and on the merits was held on October 24, 2002. The Commercial Court of Nanterre has stayed the proceedings before it, pending the decisions of the Court of Appeal and the Paris Commercial Court. In February 2003, the Court of Appeal ruled against SHRM and its parent entity, Compass Group, effectively ending all further proceedings on the merits of Compass' claims. Compass has appealed the decision before the French Court of Cassation which reviews only matters of law.

         Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2002 for a description of other legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed as part of this quarterly report on Form 10-Q.

         99.1 Written Statements by the Chairman Chief Executive Officer and Chief Operating Officer and Chief Financial Officer of Armor Holdings, Inc.

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

             ARMOR HOLDINGS, INC.

             /s/ Warren B. Kanders
             ----------------------------------
             Warren B. Kanders
             Chairman and Chief Executive Officer
             Dated:  May 15, 2003

             /s/ Robert R. Schiller
             -------------------------------------
             Robert R. Schiller
             Chief Operating Officer and Chief Financial Officer
             Dated: May 15, 2003

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                                 CERTIFICATIONS

I, Warren B. Kanders, certify that:

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES


significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15, 2003


/s/ Warren B. Kanders
Chairman and Chief Executive Officer

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

Date:  May 15, 2003


/s/ Robert R. Schiller
Chief Operating Officer and Chief Financial Officer