Form 10-K/A
period 2002-12-31
ARMOR HOLDINGS INC
filed 2003-07-29
CIK 845752

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [x] No [ ]

     State the aggregate market value of voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, ____.

     The number of shares of the Registrant's Common Stock outstanding as of March 17, 2002 was 28,033,755.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Proxy Statement for its Annual Meeting of Stockholders held on June 24, 2003, are incorporated by reference into Part III hereof.

============================================================================

EXPLANATORY NOTE: This Form 10-K/A of Armor Holdings, Inc. (the "Company") amends the Annual Report on Form 10-K of the registrant for the registrant's fiscal year ended December 31, 2002. Specifically, this Form 10-K/A amends Item 6, Selected Financial Data, to correct our reported income from continuing operations for the fiscal years ended December 31, 1998 and 1999. This error resulted from an error in the allocation of our income for the fiscal years ended December 31, 1998 and 1999 among our continuing operations and our discontinued operations. The allocation was required following the Company's decision in July 2002 to sell its ArmorGroup Services Division.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL OVERVIEW

FIVE-YEAR SUMMARY

     The table below sets forth a summary of our results of operations and financial condition as of and for the periods then ended.


                                                 2002             2001            2000             1999          1998
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total Revenues (1).........................       $305,117        $197,100        $139,904         $96,706       $45,644

Operating Income...........................        $38,365         $26,673         $19,869         $15,126        $6,326

Income from continuing operations .........        $21,337         $14,684         $10,847          $9,328        $3,939

Net Income (2).............................       $(17,689)        $10,128         $17,048         $13,196        $8,596

Basic income from continuing operations
    per common share.......................         $ 0.70          $ 0.61           $0.48           $0.44         $0.24

Diluted income from continuing operations
    per common share.......................         $ 0.69          $ 0.59           $0.46           $0.43         $0.23

Basic Earnings Per Share...................         $(0.58)         $ 0.42           $0.75           $0.63         $0.53

Diluted Earnings Per Share.................         $(0.57)         $ 0.41           $0.73           $0.61         $0.50


Note 1 - Revenue for all periods presented represents revenue from continuing operations only while net income includes income and losses from discontinued operations.

Note 2 - 2001 Net income includes a pre-tax restructuring charge of $10.3 million in discontinued operations.


Total Assets...............................       $360,836        $388,057        $225,957        $178,922       $94,353

Working Capital............................       $100,591        $142,723         $67,937         $53,993       $24,366

Long-Term Obligations......................         $5,240          $4,640        $ 38,288          $2,453          $344

Stockholders' Equity.......................       $288,077        $326,019        $166,771        $157,883       $75,102

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   3. EXHIBITS

      Number      Document
      ------      --------

      23.1        Consent of Independent Auditors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ARMOR HOLDINGS, INC.

/s/ Warren B. Kanders
---------------------
Warren B. Kanders
Chief Executive Officer and
Chairman of the Board of Directors
Dated: July 23, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Warren B. Kanders                                /s/ Robert R. Schiller
---------------------                                ----------------------
Warren B. Kanders                                    Robert R. Schiller
Chief Executive and Chairman of the                  Chief Operating Officer and
Board of Directors                                   Chief Financial Officer
July 23, 2003                                        July 23, 2003


/s/ Nicholas Sokolow                                 /s/ Burtt R. Ehrlich
--------------------                                 --------------------
Nicholas Sokolow                                     Burtt R. Ehrlich
Director                                             Director
July 23, 2003                                        July 23, 2003


/s/ Thomas W. Strauss                                /s/ Alair A. Townsend
---------------------                                ---------------------
Thomas W. Strauss                                    Alair A. Townsend
Director                                             Director
July 23, 2003                                        July 23, 2003


/s/ Deborah A. Zoullas
----------------------
Deborah A. Zoullas
Director
July 23, 2003

                                 CERTIFICATIONS

         I, Warren B. Kanders, certify that:

         1. I have reviewed this annual report on Form 10-K/A of Armor Holdings, Inc.;

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

         Date: July 23, 2003

         /s/ Warren B. Kanders
         ---------------------
         Chief Executive Officer

         I, Robert R. Schiller, certify that:

         1. I have reviewed this annual report on Form 10-K/A of Armor Holdings, Inc.;

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

         Date: July 23, 2003

         /s/ Robert S. Schiller
         ----------------------
         Chief Operating Officer and Chief Financial Officer

                                 EXHIBIT INDEX




              Number      Document
              ------      --------

              23.1        Consent of Independent Auditors.