Form 10-Q
period 2003-06-30
ARMOR HOLDINGS INC
filed 2003-08-18
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                       ----------------------------------

                                    FORM 10-Q
                       ----------------------------------

         (Mark One)

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED June 30, 2003, or
                                                      -------------

         [  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD ________ FROM TO _________.

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

       Registrant's telephone number, including area code: (904) 741-5400
       -------------------------------------------------------------------


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

       The number of shares outstanding of the registrant's Common Stock as of August 12, 2003 is 27,670,800.

                              ARMOR HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                Page
PART I  - FINANCIAL INFORMATION

             ITEM 1.    FINANCIAL STATEMENTS................................     3

             ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS..........................................    27

             ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISK...................................    41

             ITEM 4.    CONTROLS AND PROCEDURES.............................    42

PART II - OTHER INFORMATION.................................................

            ITEM 1.      LEGAL PROCEEDINGS..................................    43

            ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                         HOLDERS............................................    43

            ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...................    43

SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all material intercompany accounts and transactions) which management considers necessary for a fair presentation of operating results as of June 30, 2003 and for the three-month and six-months periods ended June 30, 2003 and June 30, 2002.

         These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                            JUNE 30, 2003             DECEMBER 31, 2002
                                                                             (UNAUDITED)                      *
                                                                        -----------------------    -------------------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                    $  10,841                 $     12,913
    Accounts receivable (net of allowance for
      doubtful accounts of $1,431 and $1,428)                                       58,077                       58,513
    Costs and earned gross profit in excess of billings                              1,423                          234
    Inventories                                                                     60,909                       62,330
    Prepaid expenses and other current assets                                       15,840                       12,212
    Current assets of discontinued operations (Note 2)                              28,231                       28,825
                                                                        -----------------------    -------------------------
        Total current assets                                                       175,321                      175,027

PROPERTY AND EQUIPMENT (net of
  accumulated depreciation of $15,974 and
  $12,919)                                                                          49,281                       47,136

GOODWILL (net of accumulated amortization
  of $4,024 and $4,024)                                                             98,913                       98,736

PATENTS, LICENSES AND TRADEMARKS
 (net of accumulated amortization of $2,295 and $2,169)                              7,433                        7,521

OTHER ASSETS                                                                        11,552                        9,048

LONG-TERM ASSETS OF DISCONTINUED OPERATIONS (Note 2)                                30,047                       30,285
                                                                        -----------------------    -------------------------
TOTAL ASSETS                                                                     $ 372,547                 $    367,753
                                                                        =======================    =========================



                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                             JUNE 30, 2003           DECEMBER 31, 2002
                                                                              (UNAUDITED)                    *
                                                                         ----------------------   -------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                           $       1,961             $       1,813
    Short-term debt                                                                       627                       599
    Accounts payable                                                                   19,417                    23,770
    Accrued expenses and other current liabilities                                     34,221                    25,116
    Income taxes payable                                                                2,265                     5,913
    Current liabilities of discontinued operations (Note 2)                            15,543                    17,225
                                                                         ----------------------   -------------------------
        Total current liabilities                                                      74,034                    74,436

LONG-TERM LIABILITIES:
    Long-term debt, less current portion                                               19,730                     5,072
    Discontinued operations (Note 2)                                                      245                       168
                                                                         ----------------------   -------------------------
   Total liabilities                                                                   94,009                    79,676

COMMITMENTS AND CONTINGENCIES (NOTE 11)

   Preferred stock, $.01 par value, 5,000,000 shares
    authorized; no shares issued and outstanding                                            -                         -
   Common stock, $.01 par value; 50,000,000 shares
         authorized; 33,630,853 and 33,593,977 issued and
         27,570,631 and 29,456,692 outstanding at
         June 30, 2003 and December 31, 2002,
         respectively                                                                     336                       336
    Additional paid-in capital                                                        308,702                   307,487
    Retained earnings                                                                  43,756                    34,056
    Accumulated other comprehensive loss                                               (1,939)                   (4,169)
    Treasury stock                                                                    (72,317)                  (49,633)
                                                                         ----------------------   -------------------------
       Total stockholders' equity                                                     278,538                   288,077
                                                                         ----------------------   -------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                                      $      372,547             $     367,753
                                                                         ======================   =========================



                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                            ------------------                          ----------------
                                                        JUNE 30, 2003       JUNE 30, 2002         JUNE 30, 2003     JUNE 30, 2002
                                                        -------------       -------------         -------------     -------------
REVENUES:
  Products                                                   $ 49,347            $ 43,057             $ 93,354            $ 82,002
  Mobile Security                                              32,312              28,548               68,779              59,207
                                                  --------------------  ------------------     -----------------  ----------------
  Total Revenues                                               81,659              71,605              162,133             141,209
                                                  --------------------  ------------------     -----------------  ----------------
COSTS AND EXPENSES:
  Cost of sales                                                57,281              48,904              114,443              96,534
  Operating expenses                                           14,524              12,781               28,528              24,194
  Amortization                                                     69                  32                  129                 151
  Integration and other non-recurring
  charges                                                       3,775               1,720                4,197               3,117
                                                  --------------------  ------------------     -----------------  ----------------

OPERATING INCOME                                                6,010               8,168               14,836              17,213

  Interest expense, net                                           437                 284                  816                 326
  Other expense (income), net                                      16                   -                   85                 (64)
                                                  --------------------  ------------------     -----------------  ----------------

INCOME FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES                                      5,557               7,884               13,935              16,951
PROVISION FOR INCOME TAXES                                      2,079               3,060                5,212               6,560
                                                  --------------------  ------------------     -----------------  ----------------
INCOME FROM CONTINUING OPERATIONS                               3,478               4,824                8,723              10,391
                                                  --------------------  ------------------     -----------------  ----------------
DISCONTINUED OPERATIONS (NOTE 2):
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                     1,860                (817)               1,914                (574)

PROVISION (BENEFIT) FOR INCOME TAXES                              725                 (68)                 937                (218)
                                                  --------------------  ------------------     -----------------  ----------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                      1,135                (749)                 977                (356)
                                                  --------------------  ------------------     -----------------  ----------------
NET INCOME                                                    $ 4,613             $ 4,075               $9,700            $ 10,035
                                                  ====================  ==================     =================  ================

NET INCOME/(LOSS) PER COMMON SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS                              $ 0.13              $ 0.15               $ 0.31             $  0.33

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                       0.04               (0.02)                0.03               (0.01)
                                                  --------------------  ------------------     -----------------  ----------------
BASIC EARNINGS PER SHARE                                       $ 0.17              $ 0.13               $ 0.34             $  0.32
                                                  ====================  ==================     =================  ================







            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                           ------------------                          ----------------
                                                   JUNE 30, 2003        JUNE 30, 2002       JUNE 30, 2003          JUNE 30, 2002
                                                   -------------        -------------       -------------          -------------
NET INCOME/(LOSS) PER COMMON SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS                       $   0.13            $   0.15             $    0.31            $    0.32

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                  0.04               (0.02)                 0.03                (0.01)
                                             --------------------  -------------------   -------------------  -------------------

DILUTED EARNINGS (LOSS)  PER SHARE                      $   0.17            $   0.13             $    0.34               $ 0.31
                                             ====================  ===================   ===================  ===================

WEIGHTED AVERAGE SHARES - BASIC                           27,555              31,193                28,255               31,112
                                             ====================  ===================   ===================  ===================

WEIGHTED AVERAGE SHARES - DILUTED                         27,836              32,110                28,511               32,044
                                             ====================  ===================   ===================  ===================


            See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ARMOR HOLDINGS, INC. AND SUBSIDIARIES  (UNAUDITED)
(IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                               ----------------
                                                                                   JUNE 30, 2003              JUNE 30, 2002
                                                                                   -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                               $       8,723             $      10,391
  Adjustments to reconcile income from continuing operations to cash used in operating activities:
     Depreciation and amortization                                                        3,468                     2,705
     Loss on disposal of fixed assets                                                        39                       110
     Deferred income taxes                                                                1,713                       508
     Non-cash termination charge                                                          2,093                        --
  Changes in operating assets and liabilities, net of acquisitions:
      Increase in accounts receivable                                                      (753)                     (987)
      Decrease (increase) in inventories                                                  1,332                    (9,885)
      Increase in prepaid expenses and other assets                                      (4,170)                   (5,343)
      Increase (decrease) in accounts payable, accrued
         expenses and other current liabilities                                           3,971                    (6,338)
      (Decrease) increase in income taxes payable                                        (3,648)                    4,988
                                                                               -----------------------   ------------------------
      Net cash provided by (used in) operating activities                                12,768                    (3,851)
                                                                               -----------------------   ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of patents and trademarks                                                       (38)                      (32)
   Purchase of property and equipment                                                    (3,918)                   (1,764)
   Additional consideration for purchased businesses                                       (243)                   (2,029)
   Purchase of businesses, net of cash acquired                                              --                    (3,380)
                                                                               -----------------------   ------------------------
   Net cash used in investing activities                                                 (4,199)                   (7,205)
                                                                               -----------------------   ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options                                              136                     2,728
   Treasury stock purchases                                                             (22,684)                     (331)
   Cash paid for offering costs                                                              --                      (326)
   Repayments of long-term debt                                                            (362)                     (275)
   Borrowings under line of credit                                                       30,205                    14,202
   Repayments under line of credit                                                      (15,009)                  (14,299)
                                                                               -----------------------   ------------------------
   Net cash (used in) provided by financing activities                                   (7,714)                    1,699
                                                                               -----------------------   ------------------------
   Effect of exchange rate changes on cash and cash equivalents                             467                        79
   Net cash used in and transferred from discontinued operations                         (3,394)                   (1,702)
                                                                               -----------------------   ------------------------
   NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (2,072)                  (10,980)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        12,913                    47,489
                                                                               -----------------------   ------------------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   10,841                $   36,509
                                                                               =======================   ========================

   CASH AND CASH EQUIVALENTS, END OF PERIOD
       CONTINUING OPERATIONS                                                         $   10,841                $   36,509
       DISCONTINUED OPERATIONS                                                            1,916                     5,254
                                                                               -----------------------   ------------------------
                                                                                     $   12,757                $   41,763
                                                                               =======================   ========================



            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries (the "Company", "we", "our", "us") have been prepared in accordance with generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals and the elimination of all material intercompany accounts and transactions) considered necessary by management to present a fair presentation have been included. The results of operations for the three and six-month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The amounts disclosed in the footnotes are related to continuing operations unless otherwise indicated.

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

NOTE 2 - DISCONTINUED OPERATIONS

         On July 15, 2002, we announced plans to sell the Services Division and the retention of Merrill Lynch & Company to assist in the sale. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," (SFAS 144) the assets and liabilities of the Services Division have been classified as held for sale, with its operating results in the current and prior periods reported in discontinued operations for the three and six-month periods ended June 30, 2003 and 2002. USDS, Inc., a subsidiary providing certain training services, formerly reported as a part of the Services Division is not included in the amounts classified as assets held for sale. The assets and liabilities as well as the operating results of USDS, Inc. have been reclassified to the Armor Holdings Products Division where management oversight currently resides.

         On January 24, 2003, we executed an agreement to negotiate exclusively with an undisclosed party for the sale of the Security Consulting business of the Services Division, headquartered in London. This exclusive agreement has since expired, however, we are still actively pursuing a sale of this business to a number of potential buyers.

         On April 17, 2003, we announced that we had completed the sale of our ArmorGroup Integrated Systems business through the sale of 100% of the stock of ArmorGroup Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc. to Aerwav Integration Systems, Inc. ("AIS"). AIS is a wholly owned subsidiary of Aerwav Holdings, LLC. As consideration for the integrated systems business, we received a $4.1 million collateralized note due in two years and a warrant for approximately 2.5% of AIS. In accordance with SFAS 144, we have recorded a loss of $366,000 on the sale.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


         For the three months ended June 30, 2003, net income from discontinued operations was $1,135,000 compared to a net loss of $749,000 in the comparable period in the prior year. Excluding the ArmorGroup Integrated Systems business loss on sale of $366,000 and net income of $88,000 in the three-month period ended June 30, 2003 and a net loss of $595,000 for the three month period ended June 30, 2002, net income was $1,413,000 and a net loss of $154,000, respectively.

         For the six months ended June 30, 2003, net income from discontinued operations was $977,000 compared to a net loss of $356,000 in the comparable period in the prior year. Excluding the ArmorGroup Integrated Systems business loss on sale of $366,000 and a net loss of $613,000 in the three-month period ended June 30, 2003 and a net loss of $723,000 for the six month period ended June 30, 2002, net income was $2.0 million and $367,000 for the six months ended June 30, 2003 and 2002, respectively.

         Based upon our analysis and discussions with our advisors regarding the estimated realizable value, net of selling costs, of the Services Division, we reduced its carrying value, and recorded impairment charges of $30.3 million in fiscal 2002. This impairment charge consisted of approximately $6.1 million in estimated disposal costs and a $24.2 million non-cash goodwill reduction. The reduction in the carrying value of the Services Division is management's best estimate based upon currently available information, including discussions with our investment bankers. The actual proceeds from the disposal of our Services Division may differ materially from our current estimates and could result in either a gain or a loss upon final disposal.

         A summary of the operating results of the discontinued operations for the three months and six months ended June 30, 2003 and 2002 is as follows.

                                                        THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                        ------------------                           ----------------
                                               JUNE 30, 2003         JUNE 30, 2002          JUNE 30, 2003        JUNE 30, 2002
                                               -------------         -------------          -------------        -------------
                                                          (IN THOUSANDS)                              (IN THOUSANDS)
   Revenue                                       $  23,911             $ 26,259              $  49,699              $ 50,526
   Cost of sales                                    16,187               18,907                 35,369                36,110
   Operating expenses                                5,005                8,052                 11,417                14,566
   Integration and other non-recurring
     charges                                           452                   94                    494                   389
                                             -------------------- --------------------   --------------------  -------------------
   Operating income (loss)                           2,267                 (794)                 2,419                  (539)
   Interest expense, net                                15                   39                     53                    93
   Other expense (income), net                         392                  (16)                   452                   (58)
                                             -------------------- --------------------   --------------------  -------------------
   Income (loss) from discontinued
     operations before provision (benefit)
     for income taxes                                1,860                 (817)                 1,914                  (574)

   Provision (benefit) for
     income taxes                                      725                  (68)                   937                  (218)
                                             -------------------- --------------------   --------------------  -------------------
   Income (loss) from discontinued
     operations                                   $  1,135               $ (749)                $  977                $ (356)
                                             ==================== ====================   ====================  ===================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


The following is a summary of the assets and liabilities of our discontinued operations:

                                                                JUNE 30, 2003               DECEMBER 31, 2002
                                                            ----------------------        -------------------------
                                                                              (IN THOUSANDS)
Assets
  Cash and cash equivalents                                             $ 1,916                        $ 3,638
  Accounts receivable, net                                               17,115                         16,228
  Other current assets                                                    9,200                          8,959
                                                            ----------------------        -------------------------
      Total current assets                                               28,231                         28,825
  Property and equipment, net                                            12,890                         12,481
  Goodwill, net                                                          12,995                         12,995
  Other assets                                                            4,162                          4,809
                                                            ----------------------        -------------------------
 Total assets of discontinued operations                                $58,278                        $59,110
                                                            ======================        =========================

Liabilities
  Current portion of long-term debt                                     $     5                        $   186
   Short-term debt                                                          275                            350
   Accounts payable                                                       2,089                          2,405
   Accrued expenses and other current liabilities                        13,174                         14,284
                                                            ----------------------        -------------------------
       Total current liabilities                                         15,543                         17,225
   Long-term debt                                                           245                            168
                                                            ----------------------        -------------------------
Total liabilities of discontinued operations                            $15,788                        $17,393
                                                            ======================        =========================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 3 - COMPREHENSIVE INCOME

         The components of comprehensive income, net of tax provision (benefit) of $128,000 and ($253,000) for the three months ended June 30, 2003 and 2002, respectively, and $224,000 and ($223,000) for the six months ended June 30, 2003 and 2002, respectively, are listed below:


                                                       THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                       ------------------                            ----------------
                                               JUNE 30, 2003        JUNE 30, 2002           JUNE 30, 2003        JUNE 30, 2002
                                               -------------        -------------           -------------        -------------
                                                         (IN THOUSANDS)                               (IN THOUSANDS)
Net income                                      $    4,613             $  4,075              $   9,700             $  10,035
Other comprehensive income (loss):
   Foreign currency translations, net
   of tax                                            1,861                   30                  2,230                  (235)
                                             -------------------  -------------------    --------------------  -------------------
Comprehensive income:                            $   6,474            $   4,105              $  11,930            $    9,800
                                             ===================  ===================    ====================  ===================


NOTE 4 - INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

                                                                       JUNE 30, 2003             DECEMBER 31, 2002
                                                                   ------------------------     -----------------------
                                                                                      (IN THOUSANDS)
Raw material                                                                 $ 33,461                     $ 30,211
Work-in-process                                                                13,338                       15,733
Finished goods                                                                 14,110                       16,386
                                                                   ------------------------     -----------------------
  Total inventories                                                          $ 60,909                     $ 62,330
                                                                   ========================     =======================


NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities are summarized as follows:

                                                                        JUNE 30, 2003             DECEMBER 31, 2002
                                                                   ------------------------     -----------------------
                                                                                     (IN THOUSANDS)
Accrued expenses and other current liabilities                               $ 22,561                        $  16,988
Deferred consideration for acquisitions                                         1,757                            1,826
Customer deposits                                                               9,903                            6,302
                                                                   ------------------------     -----------------------
   Total accrued expenses and other current liabilities                      $ 34,221                        $  25,116
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

         Revenues, operating income and total assets for each of our continuing operating segments are as follows (net of intercompany eliminations):


                                                               SIX MONTHS ENDED
                                                  JUNE 30, 2003                JUNE 30, 2002
                                            --------------------------    -------------------------
                                                                 (IN THOUSANDS)
         Revenues:
           Products                                  $    93,354                 $      82,002
           Mobile Security                                68,779                        59,207
                                           ---------------------------   --------------------------
             Total revenues                         $    162,133                  $    141,209
                                           ===========================   ==========================

         Operating income:
           Products                                  $    14,658                 $      14,814
           Mobile Security                                 8,138                         6,113
           Corporate                                      (7,960)                       (3,714)
                                           ---------------------------   --------------------------
             Total operating income                  $    14,836                 $      17,213
                                           ===========================   ==========================

         Total assets:
           Products                                  $   179,810                  $    166,966
           Mobile Security                               111,700                       103,315
           Corporate                                      22,759                        38,515
                                           ---------------------------   --------------------------
              Total assets                           $   314,269                  $    308,796
                                           ===========================   ==========================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


         The following unaudited information with respect to revenues, operating income from continuing operations (geographic operating income from continuing operations before amortization expense and integration and other non-recurring charges) and total assets to principal geographic areas are as follows:

                                                                           SIX MONTHS ENDED
                                                             JUNE 30, 2003                JUNE 30, 2002
                                                        ------------------------     -------------------------
                                                                           (IN THOUSANDS)
         Revenues:
            North America                                        $ 117,830                    $ 101,434
            South America                                            6,091                        9,775
            Africa                                                     804                        1,036
            Europe/Asia                                             37,408                       28,964
                                                       -------------------------    --------------------------
               Total revenue                                     $ 162,133                    $ 141,209
                                                       =========================    ==========================

         Geographic operating income:
            North America                                        $  14,660                    $  14,803
            South America                                              105                          649
            Africa                                                     194                          336
            Europe/Asia                                              4,203                        4,693
                                                       -------------------------    --------------------------
               Total geographic operating income                 $  19,162                    $  20,481
                                                       =========================    ==========================

         Total assets:
            North America                                         $262,878                    $ 278,553
            South America                                            6,398                        6,503
            Africa                                                       -                            -
            Europe/Asia                                             44,993                       23,740
                                                       -------------------------    --------------------------
                Total assets                                      $314,269                    $ 308,796
                                                       =========================    ==========================


         A reconciliation of consolidated geographic operating income from continuing operations to consolidated operating income from continuing operations follows:

                                                                                      SIX MONTHS ENDED
                                                                        JUNE 30, 2003                JUNE 30, 2002
                                                                   ------------------------     -------------------------
                                                                                      (IN THOUSANDS)
         Consolidated geographic operating income                         $      19,162                $      20,481
         Amortization                                                              (129)                        (151)
         Integration and other non-recurring charges                             (4,197)                      (3,117)
                                                                   ------------------------     -------------------------
         Operating income                                                  $     14,836                $      17,213
                                                                   ========================     =========================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 7.  EARNINGS PER SHARE

         The following details the numerators and denominators of the basic and diluted earnings per share computations for net income from continuing operations:


                                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                         ------------------                     ----------------
                                                  JUNE 30, 2003      JUNE 30, 2002      JUNE 30, 2003     JUNE 30, 2002
                                                  -------------      -------------      -------------     -------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Numerator for basic and diluted earnings per share:

Income from continuing operations                         $ 3,478            $ 4,824            $ 8,723          $ 10,391
                                                 ----------------- ------------------   ---------------- -----------------

Denominator for basic earnings per share -
weighted average shares outstanding:                       27,555             31,193             28,255            31,112

Effect of shares issuable under stock
option and stock grant plans, based on the
treasury stock method                                         281                917                256               932
                                                 ----------------- ------------------   ---------------- -----------------

Denominator for diluted earnings per share-
Adjusted weighted average shares outstanding               27,836             32,110             28,511            32,044
                                                 ----------------- ------------------   ---------------- -----------------

Basic earnings per share from                             $  0.13             $ 0.15             $ 0.31            $ 0.33
continuing operations                            ================= ==================   ================ =================

Diluted earnings per share from
continuing operations                                      $ 0.13             $ 0.15             $ 0.31             $0.32
                                                 ================= ==================   ================ =================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS

         In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149," Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 149 is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003, except for the provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. Adoption of this standard will have no effect on us.

         In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150," Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard will have no effect on us.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 9.  STOCKHOLDERS' EQUITY

         Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation costs is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for our employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. If compensation cost for stock option grants had been determined based on the fair value on the grant dates for June 30, 2003 and 2002 consistent with the method prescribed by SFAS 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          ------------------                    ----------------
                                                   JUNE 30, 2003      JUNE 30, 2002      JUNE 30, 2003     JUNE 30, 2002
                                                   -------------      -------------      -------------     -------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income as reported:                                    $ 4,613            $ 4,075            $ 9,700         $ 10,035

Deduct:  Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                         (1,156)            (1,180)            (2,314)          (1,735)
                                                  ----------------- ------------------  ----------------- ----------------

Pro-forma net income                                       $ 3,457            $ 2,895            $ 7,386          $ 8,300
                                                  ================= ==================  ================= ================


Earnings per share:
         Basic - as reported                                $ 0.17             $ 0.13             $ 0.34           $ 0.32
                                                  ================= ==================  ================= ===============

         Basic - pro-forma                                  $ 0.13             $ 0.09             $ 0.26           $ 0.27
                                                  ================= ==================  ================= ================

         Diluted - as reported                              $ 0.17             $ 0.13             $ 0.34           $ 0.31
                                                  ================= ==================  ================= ================

         Diluted - pro-forma                                $ 0.12             $ 0.09             $ 0.26           $ 0.26
                                                  ================= ==================  ================= ================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 10. LEGAL PROCEEDINGS

         Reference is made to Part I, Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2002, and Part II, Item 1, Legal Proceedings in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 for a description of legal proceedings.

NOTE 11.  GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

         On August 12, 2003 we sold $150 million of Senior Subordinated Notes in private placements pursuant to Rule 144A. The Senior Subordinated Notes are uncollateralized obligations and rank junior in right of payment to our existing and future senior debt. The Senior Subordinated Notes are guaranteed, jointly and severally on a senior uncollateralized basis, by certain domestic subsidiaries.

         The following consolidating condensed financial information presents the consolidating condensed balance sheets as of June 30, 2003 and December 31, 2002, the related condensed statements of income for each of the six and three month periods ended June 30, 2003 and June 30, 2002 and the related condensed statements of cash flows for the six month periods ended June 30, 2003 and June 30, 2002 for:

         a)   Armor Holdings, Inc., the parent,

         b)   the guarantor subsidiaries,

         c)   the nonguarantor subsidiaries, and

         d)   Armor Holdings, Inc. on a consolidated basis

         The information includes elimination entries necessary to consolidate Armor Holdings, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

         Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements for the guarantor and nonguarantor subsidiaries are not presented because management believes such financial statements would not be meaningful to investors.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                               JUNE 30, 2003
                                              --------------------------------------------------------------------------------
                                                             GUARANTOR        NONGUARANTOR                       CONSOLIDATED
                                              PARENT         SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS        TOTAL
                                              ----------     ------------    ---------------    -------------    -------------
                                                                             (IN THOUSANDS)
                   ASSETS
Current Assets:
   Cash and cash equivalents                   $ 2,839         $  2,949            $   5,053       $     --         $ 10,841
   Accounts receivable, net                         --           43,325               14,752             --           58,077
   Costs and earned gross profit in excess
   of billings                                      --            1,423                   --             --            1,423
   Intercompany receivables                     94,705           47,645                5,667       (148,017)              --
   Inventories                                      --           45,823               15,086             --           60,909
   Prepaid expenses and other current assets    14,070           12,978                3,193        (14,401)          15,840
   Current assets of discontinued operations        --               --               28,231             --           28,231
                                              ----------     ------------    ---------------    -------------    -------------
      Total Current Assets                     111,614          154,143               71,982       (162,418)         175,321

Property and equipment, net                      2,269           27,544               19,468             --           49,281
Goodwill, net                                       --           97,003                1,910             --           98,913
Patents, licenses and trademarks, net               --            7,244                  189             --            7,433
Other assets                                    10,363              754                  435             --           11,552
Long-term assets of discontinued operations         --               --               30,047             --           30,047
Investment in subsidiaries                     190,374           10,261                   --       (200,635)              --
                                              ----------     ------------    ---------------    -------------    -------------
Total Assets                                  $314,620         $296,949            $ 124,031      $(363,053)       $ 372,547
                                              ==========     ============    ===============    =============    =============
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt            $   --          $ 1,793             $    168        $    --         $  1,961
   Short-term debt                                  --               --                  627             --              627
   Accounts payable                                634           13,068                5,715             --           19,417
   Accrued expenses and other current
   liabilities                                   6,125           12,394               15,702             --           34,221
   Income taxes payable                            833               --                1,432             --            2,265
   Intercompany payables                        13,490          103,455               13,281       (130,226)              --
   Current liabilities of discontinued
   operations                                       --               --               33,334        (17,791)          15,543
                                              ----------     ------------    ---------------    -------------    -------------
      Total Current Liabilities                 21,082          130,710               70,259       (148,017)          74,034

Long-term debt, less current portion            15,000            4,730                   --             --           19,730
Long-term liabilities of discontinued
operations                                          --               --               14,646        (14,401)             245
                                              ----------     ------------    ---------------    -------------    -------------
Total Liabilities                               36,082          135,440               84,905       (162,418)          94,009

Stockholders' Equity:
   Preferred stock                                  --            1,450                   --         (1,450)              --
   Common stock                                    336            2,933               32,982        (35,915)             336
   Additional paid in capital                  308,702           67,739                9,881        (77,620)         308,702
   Retained earnings (accumulated deficit)      43,756           89,387              (3,737)        (85,650)          43,756
   Accumulated other comprehensive loss         (1,939)              --                   --             --           (1,939)
   Treasury stock                              (72,317)              --                   --             --          (72,317)
                                              ----------     ------------    ---------------    -------------    -------------
Total Stockholders' Equity                     278,538          161,509               39,126       (200,635)         278,538
                                              ----------     ------------    ---------------    -------------    -------------
Total Liabilities and Stockholders' Equity    $314,620        $ 296,949            $ 124,031     $ (363,053)       $ 372,547
                                              ==========     ============    ===============    =============    =============

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                             DECEMBER 31, 2002
                                              --------------------------------------------------------------------------------
                                                              GUARANTOR       NONGUARANTOR                       CONSOLIDATED
                                                PARENT       SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
                                              ----------     ------------    ---------------    -------------    -------------
                                                                             (IN THOUSANDS)
                   ASSETS
Current Assets:
   Cash and cash equivalents                  $  7,152         $  3,556            $   2,205       $     --         $ 12,913
   Accounts receivable, net                         --           44,864               13,649             --           58,513
   Costs and earned gross profit in excess
    of billings                                     --              234                   --             --              234
   Intercompany receivables                    123,744           33,165                3,800       (160,709)              --
   Inventories                                      --           46,591               15,739             --           62,330
   Prepaid expenses and other current assets    12,490           21,999                2,368        (24,645)          12,212
   Current assets of discontinued operations        --               --               32,187         (3,362)          28,825
                                              ----------     ------------    ---------------    -------------    -------------
      Total Current Assets                     143,386          150,409               69,948       (188,716)         175,027

Property and equipment, net                      2,456           27,250               17,430             --           47,136
Goodwill, net                                       --           96,903                1,833             --           98,736
Patents, licenses and trademarks, net               --            7,326                  195             --            7,521
Other assets                                       916            6,872                1,260             --            9,048
Long-term assets of discontinued operations         --               --               30,285             --           30,285
Investment in subsidiaries                     161,805           10,078                   --       (171,883)              --
                                              ----------     ------------    ---------------    -------------    -------------
Total Assets                                  $308,563         $298,838            $ 120,951     $ (360,599)       $ 367,753
                                              ==========     ============    ===============    =============    =============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt            $   --          $ 1,813              $    --        $    --         $  1,813
   Short-term debt                                  --               --                  599             --              599
   Accounts payable                                828           15,751                7,191             --           23,770
   Accrued expenses and other current
    liabilities                                  1,790           11,324               12,002             --           25,116
   Income taxes payable                          4,831             (148)               1,230             --            5,913
   Intercompany payables                        13,037          115,658               10,434       (139,129)              --
   Current liabilities of discontinued
    operations                                      --               --               42,167        (24,942)          17,225
                                              ----------     ------------    ---------------    -------------    -------------
      Total Current Liabilities                 20,486          144,398               73,623       (164,071)          74,436

Long-term debt, less current portion                --            5,072                   --             --            5,072
Long-term liabilities of discontinued
 operations                                         --               --               24,813        (24,645)             168
                                              ----------     ------------    ---------------    -------------    -------------
Total Liabilities                               20,486          149,470               98,436       (188,716)          79,676

Stockholders' Equity:
   Preferred stock                                  --            1,450                   --         (1,450)              --
   Common stock                                    336            2,933               35,299        (38,232)             336
   Additional paid in capital                  307,487           67,604               10,016        (77,620)         307,487
   Retained earnings (accumulated deficit)      34,056           77,381              (22,800)       (54,581)          34,056
   Accumulated other comprehensive loss         (4,169)              --                   --             --           (4,169)
   Treasury stock                              (49,633)              --                   --             --          (49,633)
                                              ----------     ------------    ---------------    -------------    -------------
Total Stockholders' Equity                     288,077          149,368               22,515       (171,883)         288,077
                                              ----------     ------------    ---------------    -------------    -------------

Total Liabilities and Stockholders' Equity    $308,563        $ 298,838            $ 120,951    $  (360,599)       $ 367,753
                                              ==========     ============    ===============    =============    =============

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATING INCOME STATEMENTS

                                                                   THREE MONTHS ENDED JUNE 30, 2003
                                             -----------------------------------------------------------------------------
                                                            GUARANTOR      NONGUARANTOR                       CONSOLIDATED
                                               PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS         TOTAL
                                             ----------    -----------    --------------    -------------    -------------
                                                                          (IN THOUSANDS)
REVENUES:
   Products                                      $ --       $ 39,069          $ 10,278             $ --         $ 49,347
   Mobile Security                                 --         18,773            13,539               --           32,312
                                             ----------    -----------    --------------    -------------    -------------
   Total revenues                                  --         57,842            23,817               --           81,659
                                             ----------    -----------    --------------    -------------    -------------

COSTS AND EXPENSES:
   Cost of sales                                   --         37,938            19,343               --           57,281
   Operating expenses                           2,470          9,485             2,569               --           14,524
   Amortization                                    --             67                 2               --               69
   Integration and other non-recurring
      changes                                   3,273            502                --               --            3,775
                                             ----------    -----------    --------------    -------------    -------------

OPERATING (LOSS) INCOME:                       (5,743)         9,850             1,903               --            6,010
   Interest expense, net                          267            121                49               --              437
   Other expense, net                              --              2                14               --               16
   Equity in earnings of subsidiaries          (8,421)          (119)               --            8,540               --
   Related parting interest expense
      (income), net                                16            (16)               --               --               --
                                             ----------    -----------    --------------    -------------    -------------

INCOME FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES                      2,395          9,862             1,840           (8,540)           5,557
PROVISION (BENEFIT) FOR INCOME TAXES           (2,218)         3,703               594               --            2,079
                                             ----------    -----------    --------------    -------------    -------------
INCOME FROM CONTINUING OPERATIONS               4,613          6,159             1,246           (8,540)           3,478

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      before provision for income taxes            --             --             1,860               --            1,860
   Provision for income taxes                      --             --               725               --              725
                                             ----------    -----------    --------------    -------------    -------------
   Net income from discontinued operations         --             --             1,135               --            1,135
                                             ----------    -----------    --------------    -------------    -------------
NET INCOME                                    $ 4,613        $ 6,159           $ 2,381         $ (8,540)         $ 4,613
                                             ==========    ===========    ==============    =============    =============

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATING INCOME STATEMENTS

                                                                  THREE MONTHS ENDED JUNE 30, 2002
                                          ----------------------------------------------------------------------------------
                                                          GUARANTOR        NONGUARANTOR                        CONSOLIDATED
                                             PARENT      SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS         TOTAL
                                          -----------    -----------     ----------------    --------------    -------------
                                                                         (IN THOUSANDS)
REVENUES:
   Products                                   $  --       $ 36,966             $  6,091            $   --        $  43,057
   Mobile Security                               --         15,827               12,721                --           28,548
                                          -----------    -----------     ----------------    --------------    -------------
   Total revenues                                --         52,793               18,812                --           71,605
                                          -----------    -----------     ----------------    --------------    -------------

COSTS AND EXPENSES:
   Cost of sales                                 --         33,557               15,347                --           48,904
   Operating expenses                         1,873          9,267                1,641                --           12,781
   Amortization                                  --             32                   --                --               32
   Integration and other non-recurring
     changes                                    278          1,442                   --                --            1,720
                                          -----------    -----------     ----------------    --------------    -------------

OPERATING (LOSS) INCOME:                     (2,151)         8,495                1,824                --            8,168
   Interest expense, net                        183             58                   43                --              284
   Other expense (income), net                   --              1                   (1)               --               --
   Equity in earnings of subsidiaries        (5,652)          (732)                  --             6,384               --
   Related parting interest income, net          --           (224)                  --               224               --
                                          -----------    -----------     ----------------    --------------    -------------

INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAXES             3,318          9,392                1,782            (6,608)           7,884

PROVISION (BENEFIT) FOR INCOME TAXES           (757)         3,211                  606                --            3,060
                                          -----------    -----------     ----------------    --------------    -------------
INCOME FROM CONTINUING OPERATIONS             4,075          6,181                1,176            (6,608)           4,824
                                          -----------    -----------     ----------------    --------------    -------------

DISCONTINUED OPERATIONS:
   Loss from discontinued operations
     before income tax benefit                   --             --               (1,041)              224             (817)
   Income tax benefit                            --             --                  (68)               --              (68)
                                          -----------    -----------     ----------------    --------------    -------------
   Net loss from discontinued operations         --             --                 (973)              224             (749)
                                          -----------    -----------     ----------------    --------------    -------------
NET INCOME                                  $ 4,075        $ 6,181               $  203          $ (6,384)        $  4,075
                                          ===========    ===========     ================    ==============    =============

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATING INCOME STATEMENTS

                                                                  SIX MONTHS ENDED JUNE 30, 2003
                                          ---------------------------------------------------------------------------------------
                                                          GUARANTOR             NONGUARANTOR                         CONSOLIDATED
                                             PARENT      SUBSIDIARIES           SUBSIDIARIES       ELIMINATIONS         TOTAL
                                          -----------    ------------         ----------------    --------------    -------------
                                                                         (IN THOUSANDS)
REVENUES:
   Products                                 $      --      $  75,753            $  17,601           $      --        $  93,354
   Mobile Security                                 --         38,772               30,007                  --           68,779
                                            ---------      ---------            ---------           ---------        ---------
   Total revenues                                  --        114,525               47,608                  --          162,133
                                            ---------      ---------            ---------           ---------        ---------

COSTS AND EXPENSES:
   Cost of sales                                   --         75,158               39,285                  --          114,443
   Operating expenses                           4,542         18,787                5,199                  --           28,528
   Amortization                                    --            124                    5                  --              129
   Integration and other non-recurring
     changes                                    3,349            848                   --                  --            4,197
                                            ---------      ---------            ---------           ---------        ---------

OPERATING (LOSS) INCOME:                       (7,891)        19,608                3,119                  --           14,836
   Interest expense, net                          495            191                  130                  --              816
   Other expense, net                              --              2                   83                  --               85
   Equity in earnings of subsidiaries         (15,085)           163                   --              14,922               --
   Related parting interest expense
     (income), net                                 16            (16)                  --                  --               --
                                            ---------      ---------            ---------           ---------        ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
   PROVISION FOR INCOME TAXES                   6,683         19,268                2,906             (14,922)          13,935
PROVISION (BENEFIT) FOR INCOME TAXES           (3,017)         7,263                  966                  --            5,212
                                            ---------      ---------            ---------           ---------        ---------
INCOME FROM CONTINUING OPERATIONS               9,700         12,005                1,940             (14,922)           8,723
                                            ---------      ---------            ---------           ---------        ---------

DISCONTINUED OPERATIONS:
   Income from discontinued operations
     before provision for income taxes             --             --                1,914                  --            1,914
   Provision for income taxes                      --             --                  937                  --              937
                                            ---------      ---------            ---------           ---------        ---------
   Net income from discontinued operations         --             --                  977                  --              977
                                            ---------      ---------            ---------           ---------        ---------
NET INCOME                                  $   9,700      $  12,005            $   2,917           $ (14,922)       $   9,700
                                            =========      =========            =========           =========        =========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATING INCOME STATEMENTS

                                                                   SIX MONTHS ENDED JUNE 30, 2002
                                          ----------------------------------------------------------------------------------
                                                           GUARANTOR       NONGUARANTOR                        CONSOLIDATED
                                             PARENT      SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS         TOTAL
                                          -----------    -----------     ----------------    --------------    -------------
                                                                         (IN THOUSANDS)
REVENUES:
   Products                                 $      --      $  70,674         $  11,328         $      --         $  82,002
   Mobile Security                                 --         36,157            23,050                --            59,207
                                            ---------      ---------         ---------         ---------         ---------
   Total revenues                                  --        106,831            34,378                --           141,209
                                            ---------      ---------         ---------         ---------         ---------

COSTS AND EXPENSES:
   Cost of sales                                   --         68,352            28,182                --            96,534
   Operating expenses                           3,314         17,656             3,224                --            24,194
   Amortization                                    --            151                --                --               151
   Integration and other non-recurring            352          2,765                --                --             3,117
                                            ---------      ---------         ---------         ---------         ---------

OPERATING (LOSS) INCOME:                       (3,666)        17,907             2,972                --            17,213
   Interest expense, net                          131            116                79                --               326
   Other (income) expense, net                     (2)            17               (79)               --               (64)
   Equity in earnings of subsidiaries         (12,509)        (1,179)               --            13,688                --
   Related party interest income, net              --           (224)               --               224                --
                                            ---------      ---------         ---------         ---------         ---------

INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAXES               8,714         19,177             2,972           (13,912)           16,951
PROVISION (BENEFIT) FOR INCOME TAXES           (1,321)         6,816             1,065                --             6,560
                                            ---------      ---------         ---------         ---------         ---------
INCOME FROM CONTINUING OPERATIONS              10,035         12,361             1,907           (13,912)           10,391
                                            ---------      ---------         ---------         ---------         ---------

DISCONTINUED OPERATIONS:
   Loss from discontinued operations               --             --              (798)              224              (574)
   Income tax benefit                              --             --              (218)               --              (218)
                                            ---------      ---------         ---------         ---------         ---------
   Net loss from discontinued operations           --             --              (580)              224              (356)
                                            ---------      ---------         ---------         ---------         ---------
NET INCOME                                  $  10,035      $  12,361         $   1,327         $ (13,688)        $  10,035
                                            =========      =========         =========         =========         =========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                       SIX MONTHS ENDED JUNE 30, 2003
                                               -------------------------------------------------------------------------------
                                                              GUARANTOR       NONGUARANTOR                       CONSOLIDATED
                                                  PARENT      SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS        Total
                                               ------------   ------------    --------------    -------------    -------------
                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations              $ 9,700       $ 12,006           $ 1,939        $ (14,922)         $ 8,723
   Adjustments to reconcile income from
   continuing operations to cash used in
   operating activities.
   Depreciation and amortization                      514          2,005               949               --            3,468
   Deferred income taxes                           (5,330)         5,912             1,131               --            1,713
   (Gain) loss on disposal of fixed assets             --             (3)               42               --               39
   Non-cash termination charge                      2,093             --                --               --            2,093
 Changes in operating assets & liabilities,
 net of acquisitions
   Decrease (increase) in accounts receivable          --            350            (1,103)              --             (753)
   Decrease (increase) in intercompany
   receivables & payables                          11,697        (16,072)            4,375               --               --
   Decrease in inventory                               --            679               653               --            1,332
   Increase in prepaid expenses & other assets     (2,107)          (933)           (1,130)              --           (4,170)
   Increase (decrease) in accounts payable,
   accrued expenses and other current
   liabilities                                      3,252         (1,505)            2,224               --            3,971
   (Decrease) increase in income taxes
   payable                                         (3,998)           148               202               --           (3,648)
                                               ------------   ------------    --------------    -------------    -------------
   Net cash provided by operating activities       15,821          2,587             9,282          (14,922)          12,768
                                               ------------   ------------    --------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                 (81)        (2,176)           (1,661)              --           (3,918)
   Purchase of patents and trademarks                  --            (38)               --               --              (38)
   Additional consideration for purchased
   business                                            --           (243)               --               --             (243)
   Investment in subsidiaries                     (14,735)           (52)             (135)          14,922               --
                                               ------------   ------------    --------------    -------------    -------------
   Net cash used in investing activities          (14,816)        (2,509)           (1,796)          14,922           (4,199)
                                               ------------   ------------    --------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of options                  136             --                --               --              136
   Repurchase of treasury stock                   (22,684)            --                --               --          (22,684)
   Repayments of long-term debt                        --           (362)               --               --             (362)
   Borrowings under lines of credit                29,809             --               396               --           30,205
   Repayments under lines of credit               (14,809)            --              (200)              --          (15,009)
                                               ------------   ------------    --------------    -------------    -------------
   Net cash (used in) provided by financing
   activities                                      (7,548)          (362)              196               --           (7,714)
                                               ------------   ------------    --------------    -------------    -------------
   Effect of exchange rate on cash and cash
   equivalents                                      2,230           (323)           (1,440)              --              467
   Net cash used in discontinued operations            --             --            (3,394)              --           (3,394)
                                               ------------   ------------    --------------    -------------    -------------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                        (4,313)          (607)            2,848               --           (2,072)
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                              7,152          3,556             2,205               --           12,913
                                               ------------   ------------    --------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 2,839        $ 2,949           $ 5,053            $  --        $  10,841
                                               ============   ============    ==============    =============    =============

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                  SIX MONTHS ENDED JUNE 30, 2002
                                          ----------------------------------------------------------------------------------
                                                          GUARANTOR        NONGUARANTOR                         CONSOLIDATED
                                             PARENT      SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS         TOTAL
                                          -----------    -----------     ----------------    --------------    -------------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income from continuing operations         $ 10,035      $ 12,361         $  1,907           $(13,912)        $ 10,391
    Adjustments to reconcile income from
      continuing operations to cash used
      in operating activities
   Depreciation and amortization                   318         1,958              429                 --            2,705
   Deferred income taxes                        (1,397)          249            1,656                 --              508
   Loss on disposal of fixed assets                 --            20               90                 --              110
 Changes in operating assets & liabilities,
 net of acquisitions
   (Increase) decrease in accounts receivable       --        (1,294)             307                 --             (987)
   (Increase) decrease in intercompany
      receivables and payables                  (4,746)        4,147              375                224               --
   Increase in inventory                            --        (6,937)          (2,948)                --           (9,885)
   Increase in prepaid expenses & other
      assets                                    (2,515)       (2,108)            (720)                --           (5,343)
   Decrease in accounts payable, accrued
      expenses and other current liabilities    (2,469)       (1,924)          (1,945)                --           (6,338)
   Increase in income taxes payable              3,500           829              659                 --            4,988
                                              --------      --------         --------           --------         --------
   Net cash provided by (used in) operating
      activities                                 2,726         7,301             (190)           (13,688)          (3,851)
                                              --------      --------         --------           --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment              (53)         (974)            (737)                --           (1,764)
   Purchase of patents and trademarks               --           (32)              --                 --              (32)
   Additional consideration for purchased
      businesses                                    --        (2,029)              --                 --           (2,029)
   Investment in subsidiaries                  (19,300)        4,103            1,509             13,688               --
   Purchase of businesses, net of cash
      acquired                                      --        (3,380)              --                 --           (3,380)
                                              --------      --------         --------           --------         --------
   Net cash (used in) provided by investing
      activities                               (19,353)       (2,312)             772             13,688           (7,205)
                                              --------      --------         --------           --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of options             2,728            --               --                 --            2,728
   Cash paid for offering costs                   (326)           --               --                 --             (326)
   Repurchase of treasury stock                   (331)           --               --                 --             (331)
   Repayments of long-term debt                     --          (275)              --                 --             (275)
   Borrowings under lines of credit             14,202            --               --                 --           14,202
   Repayments under lines of credit            (14,202)           --              (97)                --          (14,299)
                                              --------      --------         --------           --------         --------
   Net cash provided by (used in) financing
      activities                                 2,071          (275)             (97)                --            1,699
                                              --------      --------         --------           --------         --------
   Effect of exchange rate on cash and cash
      equivalents                                 (235)          538             (224)                --               79
   Net cash used in discontinued operations         --            --           (1,702)                --           (1,702)
                                              --------      --------         --------           --------         --------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                    (14,791)        5,252           (1,441)                --          (10,980)

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                          38,627         5,536            3,326                 --           47,489
                                              --------      --------         --------           --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $ 23,836      $ 10,788         $  1,885           $     --         $ 36,509
                                              ========      ========         ========           ========         ========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 12.  SUBSEQUENT EVENTS

         On July 23, 2003, we executed a Letter of Intent ("LOI") to acquire Simula, Inc., for $110.5 million, payable in cash or, at the Company's option, in a combination of cash and registered shares of Armor Holdings' common stock. Upon consummation of the acquisition, we will acquire all of the outstanding common stock of Simula, retire Simula's outstanding indebtedness, and assume all liabilities of Simula. The LOI provides for a good faith deposit, expedited due diligence, payment of a break-up fee if Simula accepts a competing offer, and other terms customary for similar transactions. The acquisition is subject to, among other conditions, satisfactory completion of due diligence, approval of each company's board of directors, execution of a definitive merger agreement, receipt of regulatory approvals, and the approval of Simula's stockholders. The companies will negotiate exclusively with each other until the LOI is terminated and anticipate signing a definitive agreement on or before August 29, 2003, with completion of the acquisition expected in the fourth quarter of 2003.

         On August 12, 2003 we closed a private placement of $150,000,000 aggregate principal amount of 8.25% senior subordinated notes due 2013. The notes are guaranteed by certain domestic subsidiaries of the Company on a senior subordinated basis. We intend to use the net proceeds of the offering to fund future acquisitions, including our potential acquisition of Simula, Inc., repay a portion of our outstanding debt and for general corporate purposes, including the funding of working capital and capital expenditures.

         On August 12, 2003, we terminated our prior credit facility and entered into a new secured revolving credit facility (the "Credit Facility") with Bank of America N.A., Wachovia Bank, National Association and a syndicate of other financial institutions arranged by Bank of America Securities LLC. The Credit Facility consists of a five-year revolving credit facility and, among other things, provides for (i) total maximum borrowings of $60 million, (ii) a $25 million sub-limit for the issuances of standby and commercial letters of credit,
(iii) a $5 million sub-limit for swing-line loans, and (iv) a $5 million sub-limit for multi-currency borrowings. All borrowings under the Credit Facility will bear interest at either (i) a rate equal to LIBOR, plus an applicable margin ranging from 1.125% to 1.625%, (ii) an alternate base rate which will be the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus .50%, or (iii) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125% to 1.625%, depending on certain conditions. The Credit Facility is guaranteed by certain of our direct and indirect domestic subsidiaries and is secured by, among other things (i) a pledge of all of the issued and outstanding shares of stock or other equity interests of certain of our direct and indirect domestic subsidiaries, (ii) a pledge of 65% of the issued and outstanding voting shares of stock or other voting equity interests of certain of our direct and indirect foreign subsidiaries, (iii) a pledge of 100% of the issued and outstanding nonvoting shares of stock or other nonvoting equity interests of certain of our direct and indirect foreign subsidiaries, and (iv) a first priority perfected security interest on certain of our domestic assets and certain domestic assets of certain of our direct and indirect subsidiaries that will become guarantors of our obligations under the new credit facility, including, among other things, accounts receivable, inventory, machinery, equipment, certain contract rights, intellectual property rights and general intangibles.

         As of June 30, 2003 we were in compliance with all of our negative and affirmative covenants.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the results of operations and analysis of financial condition for the three months and six months ended June 30, 2003. The results of operations for purchase business combinations are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

         Comprehensive income and foreign currency translation. In accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130), assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment, net of tax, which represents the effect of translating assets and liabilities of our foreign operations is recorded as a reduction of equity of $1,939,000 and $4,169,000 as of June 30, 2003 and December 31, 2002, respectively, and is classified as accumulated other comprehensive loss. The current year change in the accumulated amount, net of tax, is included as a component of comprehensive income.

         Stock options and Grants. Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation costs is the excess, if any, of the quoted market price of the

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for our employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. If compensation cost for stock option grants had been determined based on the fair value on the grant dates for June 30, 2003 and 2002 consistent with the method prescribed by SFAS 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                         ------------------                     ----------------
                                                  JUNE 30, 2003      JUNE 30, 2002      JUNE 30, 2003     JUNE 30, 2002
                                                  -------------      -------------      -------------     -------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income as reported:                             $   4,613         $    4,075          $   9,700         $   10,035

Deduct:  Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                    (1,156)            (1,180)            (2,314)            (1,735)
                                                    ---------         ----------          ---------         ----------

Pro-forma net income                                $   3,457         $    2,895          $   7,386         $    8,300
                                                    =========         ==========          =========         ==========

Earnings per share:
    Basic - as reported                             $    0.17         $     0.13          $    0.34         $     0.32
                                                    =========         ==========          =========         ==========

    Basic - pro-forma                               $    0.13         $     0.09          $    0.26         $     0.27
                                                    =========         ==========          =========         ==========

    Diluted - as reported                           $    0.17         $     0.13          $    0.34         $     0.31
                                                    =========         ==========          =========         ==========

    Diluted - pro-forma                             $    0.12         $     0.09          $    0.26         $     0.26
                                                    =========         ==========          =========         ==========

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


NEW ACCOUNTING PRONOUNCEMENTS:

         In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, " Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 149 is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003, except for the provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. Adoption of this standard will have no effect on us.

         In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, " Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard will have no effect on us.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002.

          Net income. Net income increased $538,000, or 13.2%, to net income of $4.6 million for the three months ended June 30, 2003 compared to net income of $4.1 million for the three months ended June 30, 2002. Net income for the three months ended June 30, 2003 includes income from continuing operations of $3.5 million and income from discontinued operations of $1.1 million, compared to income from continuing operations of $4.8 million and a loss from discontinued operations of $749,000 for the three months ended June 30, 2002.

CONTINUING OPERATIONS

         Products revenues. Products Division revenues increased $6.3 million, or 14.6%, to $49.3 million in the three months ended June 30, 2003, compared to $43.1 million in the three months ended June 30, 2002. For the three months ended June 30, 2003, Products Division revenue increased 10.8% internally, including year over year changes in acquired businesses, and 3.8% due to the acquisitions of Speedfeed, Inc., the Foldable Products Group, Evi-Paq, Inc., B-Square, Inc. and 911 Emergency Products, Inc., all of which were completed during or subsequent to the second quarter of 2002. Products Division revenues includes $5.4 million and $3.8 million from USDS, Inc., our training subsidiary, for the three months ended June 30, 2003 and June 30, 2002, respectively. In our filings prior to June 30, 2002, we reported USDS, Inc. as a part of the Services Division.

         Mobile Security revenues. Mobile Security Division revenues increased $3.8 million, or 13.2% to $32.3 million in the three months ended June 30, 2003, compared to $28.5 million in the three months ended June 30, 2002. Mobile Security Division revenues for the three months ended June 30, 2003, include $3.0 million related to the acquisition of substantially all of the assets of Trasco-Bremen on September 24, 2002. Excluding the $3.0 million of 2003 revenue relating to Trasco-Bremen, Mobile Security Division revenues increased $0.8 million, or 2.6%, in the three months ended June 30, 2003, compared to the three months ended June 30, 2002.

         Cost of sales. Cost of sales increased $8.4 million, or 17.1%, to $57.3 million for the three months ended June 30, 2003 compared to $48.9 million for the three months ended June 30, 2002. As a percentage of total revenues, cost of sales increased to 70.1% of total revenues for the three months ended June 30, 2003 from 68.3% for the three months ended June 30, 2002.

         Gross margins in the Products Division were 33.1% for the three months ended June 30, 2003, compared to 38.6% for the three-months ended June 30, 2002. The decline in Products Division's gross margins resulted primarily from: (1) an increase in "low margin" training revenues; (2) an increase in low margin gas mask sales (3) an increase in lower margin international body armor sales produced overseas at Armor Products International and (4) lower production volumes within Less Lethal, Automotive, and Hard Armor, which resulted in reduced fixed cost absorption and certain labor inefficiencies. Excluding the training division, the Products Division gross margins were 35.2%, compared to 40.8% reported in the same period last year.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


Gross margins in the Mobile Security Division were 25.0% in the three-months ended June 30, 2003, compared to 21.4% for the three-months ended June 30, 2002. The increase in the Mobile Security Division gross margin is primarily attributable to: 1) favorable manufacturing overhead cost absorption relating to increased manufacturing volumes in our Cincinnati manufacturing facility; 2) operational efficiencies in our Cincinnati manufacturing facility; and 3) a smaller number of purchased base vehicles sold in 2003 compared to 2002. The Mobile Security Division often purchases and resells base vehicles to customers as a pass-through service without normal gross profit.

         Operating expenses. Operating expenses increased $1.7 million, or 13.6%, to $14.5 million (17.7% of total revenues) for the three months ended June 30, 2003 compared to $12.8 million (17.8% of total revenues) for the three months ended June 30, 2002.

         Products Division operating expenses increased $316,000, or 4.1%, to $8.1 million (16.4% of Products Division revenues) for the three months ended June 30, 2003 compared to $7.8 million (18.1% of Products Division revenues) for the three months ended June 30, 2002. This increase is due primarily to the incremental operating expenses associated with acquired businesses completed during or subsequent to the second quarter of 2002.

         Mobile Security Division operating expenses increased $816,000, or 26.4%, to $3.9 million (12.1% of Mobile Security Division revenues) for the three months ended June 30, 2003, compared to $3.1 million (10.8% of Mobile Security Division revenues) for the three months ended June 30, 2002. Excluding the 2003 operating expenses resulting from the acquisition of substantially all of the assets of Trasco-Bremen on September 24, 2002, the operating expenses for the three months ended June 30, 2003, increased less than $0.1 million, or (0.12% of Mobile Security Division Revenues), versus the same period in the prior year.

         Corporate operating expenses increased $610,000, or 32.1%, to $2.5 million (3.1% of total revenues) for the three months ended June 30, 2003 compared to $1.9 million (2.6% of total revenues) for the three months ended June 30, 2002. This increase is due primarily to increased insurance costs, increased internal audit costs necessary to comply with Sarbanes-Oxley requirements, and increased legal expenses.

         Amortization. Amortization expense increased $37,000, or 115.6%, to $69,000 for the three months ended June 30, 2003 compared to $32,000 for the three months ended June 30, 2002. SFAS 142, which we adopted on January 1, 2002, eliminated amortization of intangible assets with indefinite lives and goodwill for all acquisitions completed after July 1, 2001, as well as for all fiscal years ending after January 1, 2002. Remaining amortization expense is related to patents and trademarks with finite lives.

         Integration and other non-recurring charges. Integration and other non-recurring charges for the three-months ended June 30, 2003, totaled $3.8 million, compared to $1.7 million in the same period last year. The increase in integration and other non-recurring items is primarily related to a $3.3 million (including a $2.1 million non-cash charge) severance charge related to the recent departure of our former Chief Executive Officer. The remaining charges relate primarily to the integration of Speedfeed, Foldable, Evi-Paq, B-Square and 911EP, and Trasco all of which were completed during or subsequent to the second quarter of 2002.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


         Operating income. Operating income from continuing operations decreased $2.2 million to $6.0 million for the three months ended June 30, 2003 compared to $8.2 million in the three months ended June 30, 2002 due to the factors discussed above. USDS, Inc. contributed operating income, that was previously reported as a part of the Services Division, of $644,000 and $425,000 for the three months ended June 30, 2003 and 2002, respectively.

         Interest expense, net. Interest expense, net increased $153,000, or 53.9% to $437,000 for the three months ended June 30, 2003 compared to $284,000 for the three months ended March 31, 2002. This increase was due primarily to borrowings of long-term debt under our revolving credit facility with the proceeds primarily used to repurchase common stock of the Company.

         Other expense (income), net. Other expense (income), net, was $16,000 for the three months ended June 30, 2003, compared to other expense (income), net, of zero for the three months ended June 30, 2002.

         Income from continuing operations before provision for income taxes. Income from continuing operations before provision for income taxes decreased by $2.3 million to $5.6 million for the three months ended June 30, 2003 compared to $7.9 million for the three months ended June 30, 2002 due to the reasons discussed above.

         Provision for income taxes. Provision for income taxes was $2.1 million for the three months ended June 30, 2003, compared to $3.1 million for the three months ended June 30, 2002. The effective tax rate was 37.4% for the three months ended June 30, 2003, compared to 38.8% for the three months ended June 30, 2002 based on our current expectations of annual income amounts and jurisdictions in which such amounts are expected to be taxable.

         Income from continuing operations. Income from continuing operations decreased $1.3 million to $3.5 million for the three months ended June 30, 2003 compared to $4.8 million for the three months ended June 30, 2002 due to the factors discussed above.

DISCONTINUED OPERATIONS

         Services revenues. Services Division revenue decreased $2.3 million, or 8.9%, to $23.9 million for the three months ended June 30, 2003 compared to $26.3 million for the three months ended June 30, 2002. The revenue decrease is a result of the sale of the ArmorGroup Integrated Systems business. Exclusive of ArmorGroup Integrated Systems, revenue increased $1.4 million, or 6.5% to $23.1 million for the three months ended June 30, 2003 compared to $21.7 million for the three months ended June 30, 2002. This increase is due to strong performance in North Africa and the Middle East training businesses tempered by weak revenues in Mine Action business, Investigations business and the Latin
American business.

         Cost of sales. Cost of sales decreased $2.7 million, or 14.4%, to $16.2 million for the three months ended June 30, 2003 compared to $18.9 million for the three months ended June 30, 2002. This decrease is a result of the sale of the ArmorGroup Integrated Systems business. Exclusive of

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


ArmorGroup Integrated Systems, cost of sales increased $800,000, or 5.4% to $15.6 million for the three months ended June 30, 2003 compared to $14.8 million for the three months ended June 30, 2002.

         As a percentage of total revenue, cost of sales decreased to 67.7% of total revenues for the three months ended June 30, 2003 from 72.0% for the three months ended June 30, 2002. This decease in cost of sales as a percentage of total revenue was primarily a result of strong revenues in our training division and expatriate intensive contracts in the Middle East.

         Operating expenses. Operating expenses decreased $3.0 million, or 37.8%, to $5.0 million (20.9% of total revenues) for the three months ended June 30, 2003 compared to $8.1 million (30.7% of total revenues) for the three months ended June 30, 2002. This decrease was partly due to the sale of the ArmorGroup Integrated Systems business. Exclusive of ArmorGroup Integrated Systems, operating expenses decreased $2.5 million, or 33.8% to $4.8 million for the three months ended June 30, 2003 compared to $7.3 million for the three months ended June 30, 2002. This decrease was due to reduced foreign currency expenses and a reduction in salary costs as a result of restructuring last year.


         Integration and other non-recurring charges. Integration and other non-recurring charges increased $358,000, or 380.9%, to $452,000 for the three months ended June 30, 2003 compared to $94,000 for the three months ended June 30, 2002. These charges reflect additional professional service fees incurred for tax reporting associated with preparing the discontinued operations for sale.

         Operating income (loss). Operating income (loss) was $2.3 million for the three months ended June 30, 2003, compared to operating loss of ($794,000) for the three months ended June 30, 2002 due to the factors discussed above. Operating income from the ArmorGroup Integrated Systems business was $88,000 for the three months ended June 30, 2003, compared to an operating loss of ($413,000) for the three months ended June 30, 2002 due to the factors discussed above. Excluding the ArmorGroup Integrated Systems business, the balance of the assets held for sale generated an operating income of $2.2 million for the three months ended June 30, 2003 compared to an operating loss of ($381,000) for the three months ended June 30, 2002.

         Interest expense, net. Interest expense, net decreased $24,000, or 62.5%, to $15,000 for the three months ended June 30, 2003 compared to $39,000 for the three months ended June 30, 2002. This decrease was due to reduced utilization of the Services Division's line of credit.

         Other expense (income), net. Other expense (income), net, was $392,000 for the three months ended June 30, 2003, compared to other expense (income), net of ($16,000) for the three months ended June 30, 2002. The net increase in expense was a result of loss on sale of $366,000 of our Integrated System business on April 17, 2003.

         Income (loss) from discontinued operations before provision (benefit) for income taxes. Income (loss) from discontinued operations before provision (benefit) for income taxes was $1.9 million for the three months ended June 30, 2003 and ($817,000) for the three months ended June 30, 2002, due to the reasons discussed above.

         Provision (benefit) for income taxes. Provision for income taxes was $725,000 for the three months ended June 30, 2003 compared to a benefit of ($68,000) for the three months ended June 30, 2002. The effective tax rate for the three months ended June 30, 2003 was a provision of 39.0% compared to a benefit of 8.3% for the three months ended June 30, 2002.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


         Income (Loss) from discontinued operations. Income from discontinued operations was $1.1 million for the three months ended June 30, 2003 compared to a loss from discontinued operations of ($749,000) for the three months ended June 30, 2002 due to the factors discussed above.


SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002.

          Net income. Net income decreased $335,000, or 3.3%, to net income of $9.7 million for the six months ended June 30, 2003 compared to net income of $10.0 million for the six months ended June 30, 2002. Net income for the six months ended June 30, 2003 includes income from continuing operations of $8.7 million and income from discontinued operations of $977,000, compared to income from continuing operations of $10.4 million and a loss from discontinued operations of $356,000 for the six months ended June 30, 2002.

CONTINUING OPERATIONS

         Products revenues. Products Division revenues increased $11.4 million, or 13.8%, to $93.4 million in the six months ended June 30, 2003, compared to $82.0 million in the six months ended June 30, 2002. For the six months ended June 30, 2003, Products Division revenue increased 8.6% internally, including year over year changes in acquired businesses, and 5.3% due to the acquisitions of Speedfeed, Inc., the Foldable Products Group, Evi-Paq, Inc., B-Square, Inc. and 911 Emergency Products, Inc., all of which were completed during or subsequent to the second quarter of 2002. Products Division revenues includes $10.5 million and $7.3 million from USDS, Inc., our training subsidiary, for the six months ended June 30, 2003 and June 30, 2002, respectively. In our filings prior to June 30, 2002, we reported USDS, Inc. as a part of the Services Division.

         Mobile Security revenues. Mobile Security Division revenues increased $9.6 million, or 16.2% to $68.8 million in the six months ended June 30, 2003, compared to $59.2 million in the six months ended June 30, 2002. Mobile Security Division revenues for the six months ended June 30, 2003, include $8.9 million related to the acquisition of substantially all of the assets of Trasco-Bremen on September 24, 2002. Excluding the $8.9 million of 2003 revenue relating to Trasco-Bremen, Mobile Security Division revenues increased $0.7 million, or 1.1%, in the six months ended June 30, 2003, compared to the six months ended June 30, 2002.

         Cost of sales. Cost of sales increased $17.9 million, or 18.6%, to $114.4 million for the six months ended June 30, 2003 compared to $96.5 million for the six months ended June 30, 2002. As a percentage of total revenues, cost of sales increased to 70.6% of total revenues for the six months ended June 30, 2003 from 68.4% for the six months ended June 30, 2002.

         Gross margins in the Products Division were 33.6% for the six months ended June 30, 2003, compared to 38.0% for the six-months ended June 30, 2002. The decline in Products Division's gross margins resulted primarily from: (1) an increase in "low margin" training revenues; (2) an increase in low margin gas mask sales; (3) an increase in lower margin international body armor sales produced overseas at Armor Products International; (4) lower production volumes within our less lethal, automotive, and hard armor product lines, which resulted in reduced fixed cost absorption and certain labor inefficiencies; and (5) moving costs and labor inefficiencies at Protech associated with the relocation of its

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


manufacturing facility. Excluding the training division, the Products Division gross margins were 36.1%, compared to 40.3% reported in the same period last year.

         Gross margins in the Mobile Security Division were 23.7% in the six months ended June 30, 2003, compared to 22.9% for the six months ended June 30, 2002. The increase in the Mobile Security Division gross margin is primarily attributable to: 1) favorable manufacturing overhead cost absorption relating to increased manufacturing volumes at our Cincinnati manufacturing facility; and
2) operational efficiencies in our Cincinnati manufacturing facility.

         Operating expenses. Operating expenses increased $4.3 million, or 17.9%, to $28.5 million (17.5% of total revenues) for the six months ended June 30, 2003 compared to $24.2 million (17.1% of total revenues) for the six months ended June 30, 2002.

         Products Division operating expenses increased $1.2 million, or 8.2%, to $16.0 million (17.2% of Products Division revenues) for the six months ended June 30, 2003 compared to $14.8 million (18.1% of Products Division revenues) for the six months ended June 30, 2002. This increase is due primarily to the incremental operating expenses associated with acquired businesses completed during or subsequent to the second quarter of 2002.

         Mobile Security Division operating expenses increased $1.9 million, or 31.1%, to $7.9 million (11.5% of Mobile Security Division revenues) for the six months ended June 30, 2003, compared to $6.0 million (10.2% of Mobile Security Division revenues) for the six months ended June 30, 2002. Excluding the 2003 operating expenses resulting from the acquisition of substantially all of the assets of Trasco-Bremen on September 24, 2002, the operating expenses for the six months ended June 30, 2003, increased less than $0.4 million, or (0.52% of Mobile Security Division Revenues), versus the same period in the prior year. The increase in operating expenses was primarily due to: (1) increased expenses associated with the start-up of operations in Caracas, Venezuela in late 2002; and (2) increased insurance costs.

         Corporate operating expenses increased $1.2 million, or 37.0%, to $4.6 million (2.8% of total revenues) for the six months ended June 30, 2003 compared to $3.4 million (2.4% of total revenues) for the six months ended June 30, 2002. This increase is due primarily to increased insurance costs, increased internal audit costs necessary to comply with Sarbanes-Oxley requirements, and increased legal expenses.

         Amortization. Amortization expense decreased $22,000, or 14.6%, to $129,000 for the six months ended June 30, 2003 compared to $151,000 for the six months ended June 30, 2002. SFAS 142, which we adopted on January 1, 2002, eliminated amortization of intangible assets with indefinite lives and goodwill for all acquisitions completed after July 1, 2001, as well as for all fiscal years ending after January 1, 2002. Remaining amortization expense is related to patents and trademarks with finite lives.

         Integration and other non-recurring charges. Integration and other non-recurring charges for the six months ended June 30, 2003, totaled $4.2 million, compared to $3.1 million for the six months ended June 30, 2002. The increase in integration and other non-recurring items is primarily related to a $3.3

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


million (including a $2.1 million non-cash charge) severance charge related to the recent departure of our former Chief Executive Officer. This was partially offset by decreased merger and integration expenses.

         Operating income. Operating income from continuing operations decreased $2.4 million to $14.8 million for the six months ended June 30, 2003 compared to $17.2 million in the six months ended June 30, 2002 due to the factors discussed above. USDS, Inc. contributed operating income, that was previously reported as a part of the Services Division, of $1.2 million and $803,000 for the six months ended June 30, 2003 and 2002, respectively.

         Interest expense, net. Interest expense, net increased $490,000, or 150.3% to $816,000 for the six months ended June 30, 2003 compared to $326,000 for the six months ended June 30, 2002. This increase was due primarily to borrowings of long-term debt under our revolving credit facility with the proceeds primarily used to repurchase common stock of the Company.

         Other expense (income), net. Other expense (income), net, was $85,000 for the six months ended June 30, 2003, compared to other expense (income), net of ($64,000) for the six months ended June 30, 2002.

         Income from continuing operations before provision for income taxes. Income from continuing operations before provision for income taxes decreased by $3.0 million to $13.9 million for the six months ended June 30, 2003 compared to $17.0 million for the six months ended June 30, 2002 due to the reasons discussed above.

         Provision for income taxes. Provision for income taxes was $5.2 million for the six months ended June 30, 2003, compared to $6.6 million for the six months ended June 30, 2002. The effective tax rate was 37.4% for the six months ended June 30, 2003, compared to 38.7% for the six months ended June 30, 2002 based on our current expectations of annual income amounts and jurisdictions in which such amounts are expected to be taxable.

         Income from continuing operations. Income from continuing operations decreased $1.7 million to $8.7 million for the six months ended June 30, 2003 compared to $10.4 million for the six months ended June 30, 2002 due to the factors discussed above.

DISCONTINUED OPERATIONS

         Services revenues. Services Division revenue decreased $827,000, or 1.6%, to $49.7 million for the six months ended June 30, 2003 compared to $50.5 million for the six months ended June 30, 2002. The revenue decrease is a result of the sale of the ArmorGroup Integrated Systems business. Exclusive of ArmorGroup Integrated Systems, revenue increased $3.3 million, or 7.9% to $45.0 million for the six months ended June 30, 2003 compared to $41.7 million for the six months ended June 30, 2002. This increase is due to strong performance in the Middle East with equally strong performance by the Training Division, which increased as a result of the Athens Olympics contract. These strong performances were tempered by weak revenues in Mine Action business, Investigations business and the Latin American business due to a weak economy and the completion of the BP security contract in Colombia.

         Cost of sales. Cost of sales decreased $741,000, or 2.1%, to $35.4 million for the six months ended June 30, 2003 compared to $36.1 million for the six months ended June 30, 2002. This decrease is a result of the sale of the ArmorGroup Integrated Systems business. Exclusive of ArmorGroup Integrated Systems, cost of sales increased $1.7 million, or 6.0% to $30.2 million for the six months ended June 30, 2003 compared to $28.5 million for the six months ended June 30, 2002.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


         As a percentage of total revenue, cost of sales decreased to 71.2% of total revenues for the six months ended June 30, 2003 from 71.5% for the six months ended June 30, 2002. This decrease in cost of sales as a percentage of total revenue was primarily due to (1) the sale of the Integrated Systems Division, which operates on lower margins than the rest of the Services Division, (2) high margins achieved by the Training Division and (3) new contracts in the Middle East at higher than average margins.

         Operating expenses. Operating expenses decreased $3.1 million, or 21.6%, to $11.4 million (22.9% of total revenues) for the six months ended June 30, 2003 compared to $14.6 million (28.8% of total revenues) for the six months ended June 30, 2002. This decrease was due to the sale of the ArmorGroup Integrated Systems business. Exclusive of ArmorGroup Integrated Systems, operating expenses decreased $1.9 million, or 15.0% to $10.9 million for the six months ended June 30, 2003 compared to $12.8 million for the six months ended June 30, 2002. The six months ended June 30, 2003 has benefited from no depreciation being charged as a result of the assets being held out for sale in accordance with SFAS 144 "Accounting for Impairment or Disposal of Long-Lived Assets," currency movement costs being $500,000 less than prior year, and a reduction in salary costs as result of restructuring taken last year.

         Integration and other non-recurring charges. Integration and other non-recurring charges increased $105,000, or 27.0%, to $494,000 for the six months ended June 30, 2003 compared to $389,000 for the six months ended June 30, 2002. The increase reflects the additional professional service fees related to tax work performed associated with preparing the discontinued operations for sale.

         Operating income (loss). Operating income (loss) was $2.4 million for the six months ended June 30, 2003, compared to operating loss of ($539,000) for the six months ended June 30, 2002 due to the factors discussed above. Operating loss from the ArmorGroup Integrated Systems business, which was sold on April 17, 2003, was $987,000 for the period ended April 17, 2003, compared to an operating loss of $530,000 for the six months ended June 30, 2002 due to the factors discussed above. Excluding the ArmorGroup Integrated Systems business, the balance of the assets held for sale generated an operating income of $3.4 million for the six months ended June 30, 2002 compared to an operating loss of ($9,000) for the six months ended June 30, 2002.

         Interest expense, net. Interest expense, net decreased $40,000, or 43.0%, to $53,000 for the six months ended June 30, 2003 compared to $93,000 for the six months ended June 30, 2002. This decrease was due to reduced utilization of the Services Division's line of credit.

         Other expense (income), net. Other expense (income), net, was $452,000 for the six months ended June 30, 2003, compared to other expense (income), net of ($58,000) for the six months ended June 30, 2002. The net increase in expense was a result of a loss on sale of $366,000 of our ArmorGroup Integrated System business on April 17, 2003.

         Income (loss) from discontinued operations before provision (benefit) for income taxes. Income (loss) from discontinued operations before provision (benefit) for income taxes was $1.9 million for the six months ended June 30, 2003 and ($574,000) for the six months ended June 30, 2002, due to the reasons discussed above.

         Provision (benefit) for income taxes. Provision for income taxes was $937,000 for the six months ended June 30, 2003 compared to a benefit of ($218,000) for the six months ended June 30, 2002. The effective tax rate for the six months ended June 30, 2003 was a provision of 49.0% compared to a benefit of 38.0% for the six months ended June 30, 2002. The large provision of 49.0% for the six months ended June 30, 2003, is primarily due to unrecognized potential deferred tax assets associated with foreign subsidiaries, which recorded pretax losses in the six months of 2003. These potential tax

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


benefits were not recognized due to the uncertainty regarding the specific subsidiary's ability to utilize the net operating loss carry-forwards in future periods.

         Income (loss) from discontinued operations. Income (loss) from discontinued operations was $977,000 for the six months ended June 30, 2003 compared to a loss from discontinued operations of ($356,000) for the six months ended June 30, 2002 due to the factors discussed above. As many of the above items involve accounting estimates, the income (loss) and amounts above will be reevaluated in the future for any changes, which might be appropriate.


LIQUIDITY AND CAPITAL RESOURCES


         On August 12, 2003, we terminated our prior credit facility and enter into a new secured revolving credit facility (the "Credit Facility") with Bank of America N.A., Wachovia Bank, National Association and a syndicate of other financial institutions arranged by Bank of America Securities LLC. The Credit Facility consists of a five-year revolving credit facility and, among other things, provides for (i) total maximum borrowings of $60 million, (ii) a $25 million sub-limit for the issuances of standby and commercial letters of credit,
(iii) a $5 million sub-limit for swing-line loans, and (iv) a $5 million sub-limit for multi-currency borrowings. All borrowings under the Credit Facility will bear interest at either (i) a rate equal to LIBOR, plus an applicable margin ranging from 1.125% to 1.625%, (ii) an alternate base rate which will be the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus .50%, or (iii) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125% to 1.625%, depending on certain conditions. The Credit Facility is guaranteed by certain of our direct and indirect domestic subsidiaries and is secured by, among other things (i) a pledge of all of the issued and outstanding shares of stock or other equity interests of certain of our direct and indirect domestic subsidiaries, (ii) a pledge of 65% of the issued and outstanding voting shares of stock or other voting equity interests of certain of our direct and indirect foreign subsidiaries, (iii) a pledge of 100% of the issued and outstanding nonvoting shares of stock or other nonvoting equity interests of certain of our direct and indirect foreign subsidiaries, and (iv) a first priority perfected security interest on certain of our domestic assets and certain domestic assets of certain of our direct and indirect subsidiaries that will become guarantors of our obligations under the new credit facility, including, among other things, accounts receivable, inventory, machinery, equipment, certain contract rights, intellectual property rights and general intangibles.

         As of June 30, 2003 we were in compliance with all of our negative and affirmative covenants.


         In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


depending upon market conditions and other factors, of up to an additional 4.4 million shares. During the three-months ended June 30, 2003 no additional shares were repurchased.

         Through June 30, 2003, we repurchased 3.8 million shares of our common stock under the stock repurchase program at an average price of $12.49 per share, leaving us with the ability to repurchase up to 3.8 million additional shares of common stock. At June 30, 2003, we had 27,570,631 shares of common stock outstanding.

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

         Working capital for continuing operations was $88.6 million and $89.0 million as of June 30, 2003 and December 31, 2002, respectively.

         Our fiscal 2003 capital expenditures for continuing operations are expected to be approximately $8.4 million, of which we have spent approximately $3.9 million through the six months ended June 30, 2003. Our fiscal 2003 capital expenditures for discontinued operations are expected to be approximately $2.0 million, of which we have already spent approximately $1.6 million through six months ended June 30, 2003. Such expenditures include, leasehold improvements, information technology and communications infrastructure equipment and software, and manufacturing machinery and equipment.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

         We do business in numerous countries, including emerging markets in Africa, Asia, South America, Russia, and the former CIS. We have invested substantial resources outside of the United States and plan to continue to do so in the future. Our international operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. Governments of many developing countries have exercised and continue to exercise

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS - CONTINUED


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


ITEM 4.  CONTROLS AND PROCEDURES

         We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information that the Company must disclose in its reports filed under the Securities and Exchange Act is communicated and processed in a timely manner. Warren B. Kanders, Chairman and Chief Executive Officer, and Robert R. Schiller, Chief Operating Officer and Chief Financial Officer, participated in this evaluation.

         Based on such evaluation, Mr. Kanders and Mr. Schiller concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective, except as noted in the next paragraph. Since the date of the evaluation described above, there have not been any significant changes in our internal controls or in other factors that could significantly affect those controls except as indicated in the next paragraph.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to Part I, Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2002, and Part II, Item 1, Legal Proceedings in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 for a description of legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our annual meeting of stockholders on June 24, 2003 for the purpose of electing directors and ratifying the appointment of PricewaterhouseCoopers LLP as our independent accountants.

         Each of Armor's nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below.

                                     FOR                  AGAINST
                                     ---                 ---------
Warren B. Kanders                    22,537,809          4,794,919
Burtt R. Ehrlich                     26,444,907            887,821
Nicholas Sokolow                     19,486,482          7,846,446
Thomas W. Strauss                    23,393,396          3,939,332
Alair A. Townsend                    23,393,425          3,939,303
Deborah Zoullas                      23,393,428          3,939,300

         The ratification of PricewaterhouseCoopers, LLC as our independent accountants was approved with the number of votes set forth below:

For                          Against                    Abstentions
19,818,611                   7,510,164                  3,953


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed as part of this quarterly report on Form 10-Q.

10.1 Purchase Agreement dated August 6, 2003 by and among Armor Holdings, Inc., a Delaware corporation, certain of it's domestic subsidiaries and Wachovia Capital Markets, LLC.

10.2 Indenture dated as of August 12, 2003 by and among Armor Holdings, Inc., the subsidiary guarantors and Wachovia Bank, National Association, as trustee, and form of Note attached as Exhibit A thereto.

10.3 Registration Rights Agreement dated as of August 12, 2003 by and among Armor Holdings, Inc., the subsidiary guarantors and Wachovia Capital Markets, LLC.

10.4 Credit Agreement dated as of August 12, 2003 by and among Armor Holdings, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and KeyBank National Association, as Documentation Agent.

10.5 Subsidiary Guarantee Agreement dated as of August 12, 2003, by certain subsidiaries of Armor Holdings, Inc., in favor of Bank of America, N.A., as Administrative Agent for the benefit of the lenders from time to time parties to the Credit Agreement dated as of August 12, 2003.

10.6 Collateral Agreement dated as of August 12, 2003 by and among Armor Holdings, Inc. and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent for the benefit of the lender from time to time parties to the Credit Agreement dated August 12, 2003.

10.7 Trademark Security Agreement dated as of August 12, 2003 by certain of the subsidiaries of Armor Holdings, Inc. in favor of Bank of America, N.A., as Administrative Agent under the Credit Agreement dated August 12, 2003.

10.8 Patent Security Agreement dated as of August 12, 2003 by Armor Holdings, Inc. and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent under the Credit Agreement dated August 12, 2003.

10.9 Promissory note dated August 12, 2003 in the principal amount of up to $15,000,000 made by Armor Holdings, Inc. in favor of Keybank National Association.

10.10 Promissory note dated August 12, 2003 in the principal amount of up to $22,500,000 in favor of Wachovia Bank, National Association.

31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(b)).

31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(b)).

32.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

ARMOR HOLDINGS, INC. AND SUBSIDIARIES


(b)      Reports on Form 8-K.

         We filed a Form 8-K on May 5, 2003, relating to a press release, issued on May 5, 2003, announcing our earnings for the three month period ended March 31, 2003.

 ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ARMOR HOLDINGS, INC.

                            /s/ Warren B. Kanders
                            ----------------------------------
                            Warren B. Kanders
                            Chairman and Chief Executive Officer
                            Dated:  August 14, 2003

                            /s/ Robert R. Schiller
                           -------------------------------------
                            Robert R. Schiller
                            Chief Operating Officer and Chief Financial Officer
                            Dated: August 14, 2003