Form 10-Q
period 2003-09-30
ARMOR HOLDINGS INC
filed 2003-11-17
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   -----------------------------------------

                                    FORM 10-Q

                   -----------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED September 30, 2003, or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO _________.

                         COMMISSION FILE NUMBER 0-18863


                              ARMOR HOLDINGS, INC.

                    -----------------------------------------
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


       Registrant's telephone number, including area code: (904) 741-5400
                    -----------------------------------------

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


The number of shares outstanding of the registrant's Common Stock as of November 6, 2003 is 28,175,133.

                              ARMOR HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                  Page
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS............................................. 3

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS......................................34

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......51

         ITEM 4.  CONTROLS AND PROCEDURES..........................................52

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS................................................54

         ITEM 5.  OTHER INFORMATION................................................54

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................54

SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all material intercompany accounts and transactions) which management considers necessary for a fair presentation of operating results as of September 30, 2003 and for the three-month and nine-month periods ended September 30, 2003 and September 30, 2002.

         These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                               SEPTEMBER 30, 2003    DECEMBER 31, 2002
                                                                   (UNAUDITED)               *
                                                               ------------------    -----------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                     $    154,766         $     12,913
    Accounts receivable (net of allowance for doubtful
      accounts of $1,269 and $1,428)                                    59,215               58,513
    Costs and earned gross profit in excess of billings                  1,088                  234
    Inventories                                                         60,068               62,330
    Prepaid expenses and other current assets                           21,321               12,212
    Current assets of discontinued operations (Note 2)                  47,958               28,825
                                                               ------------------    -----------------
        Total current assets                                           344,416              175,027

PROPERTY AND EQUIPMENT (net of accumulated depreciation
  of $17,243 and $12,919)                                               49,531               47,136

GOODWILL (net of accumulated amortization
  of $4,024 and $4,024)                                                 98,934               98,736

PATENTS, LICENSES AND TRADEMARKS
(net of accumulated amortization of $2,366 and $2,169)                   7,419                7,521

OTHER ASSETS                                                            21,048                9,048

LONG-TERM ASSETS OF DISCONTINUED OPERATIONS (Note 2)                    20,045               30,285
                                                               ------------------    -----------------

TOTAL ASSETS                                                      $    541,393         $    367,753
                                                               ==================    =================


                 * Condensed from audited financial statements.

            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                       SEPTEMBER 30, 2003      DECEMBER 31, 2002
                                                                           (UNAUDITED)                 *
                                                                       -------------------     -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                     $       765            $     1,813
    Short-term debt                                                               608                    599
    Accounts payable                                                           22,013                 23,770
    Accrued expenses and other current liabilities                             38,965                 25,116
    Income taxes payable                                                        3,914                  5,913
    Current liabilities of discontinued operations (Note 2)                    23,942                 17,225
                                                                       ------------------      -----------------
        Total current liabilities                                              90,207                 74,436

LONG-TERM LIABILITIES:
    Long-term debt, less current portion                                      159,921                  5,072
    Discontinued operations (Note 2)                                              125                    168
                                                                       ------------------      -----------------

    Total liabilities                                                         250,253                 79,676

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
         authorized; no shares issued and outstanding                            -                      -
   Common stock, $.01 par value; 50,000,000 shares
         authorized; 34,207,688 and 33,593,977 issued and
         28,147,466 and 29,456,692 outstanding at
         September 30, 2003 and December 31, 2002,
         respectively                                                             342                    336
    Additional paid-in capital                                                315,148                307,487
    Retained earnings                                                          49,871                 34,056
    Accumulated other comprehensive loss                                       (1,904)                (4,169)
    Treasury stock                                                            (72,317)               (49,633)
                                                                       ------------------      -----------------
       Total stockholders' equity                                             291,140                288,077
                                                                       ------------------      -----------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                                 $   541,393            $   367,753
                                                                       ==================      =================


                 * Condensed from audited financial statements.

            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                               ---------------------------------------   ---------------------------------------
                                               SEPTEMBER 30, 2003   SEPTEMBER 30, 2002   SEPTEMBER 30, 2003   SEPTEMBER 30, 2002
                                               ------------------   ------------------   ------------------   ------------------
REVENUES:

  Products                                     $           50,786   $           49,047   $          144,140   $          131,049
  Mobile Security                                          40,096               31,510              108,875               90,717
                                               ------------------   ------------------  -------------------   ------------------
  Total Revenues                                           90,882               80,557              253,015              221,766
                                               ------------------   ------------------  -------------------   ------------------
COSTS AND EXPENSES:
  Cost of sales                                            61,953               55,947              176,396              152,481
  Operating expenses                                       15,977               12,852               44,505               37,046
  Amortization                                                 72                   62                  201                  213
  Integration and other non-recurring charges                 368                1,359                4,565                4,476
                                               ------------------   ------------------  -------------------   ------------------

OPERATING INCOME                                           12,512               10,337               27,348               27,550

  Interest expense, net                                     1,475                  343                2,291                  669
  Other expense (income), net                                  96                  (13)                 181                  (77)
                                               ------------------   ------------------  -------------------   ------------------
INCOME FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES                                 10,941               10,007               24,876               26,958
PROVISION FOR INCOME TAXES                                  4,832                7,043               10,044               13,603
                                               ------------------   ------------------  -------------------   ------------------
INCOME FROM CONTINUING OPERATIONS                           6,109                2,964               14,832               13,355
                                               ------------------   ------------------  -------------------   ------------------
DISCONTINUED OPERATIONS (NOTE 2):
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
BEFORE PROVISION FOR INCOME TAXES                           1,679             (17,032)                3,593              (17,606)

PROVISION FOR INCOME TAXES                                  1,673                 639                 2,610                  421
                                               ------------------   ------------------  -------------------   ------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                      6             (17,671)                  983              (18,027)
                                               ------------------   ------------------  -------------------   ------------------
NET INCOME (LOSS)                              $            6,115   $         (14,707)  $            15,815   $           (4,672)
                                               ==================   ==================  ===================   ==================
NET INCOME (LOSS) PER COMMON SHARE - BASIC
INCOME FROM CONTINUING OPERATIONS              $             0.22   $            0.10   $              0.52   $             0.44
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                   0.00               (0.60)                 0.04                (0.59)
                                               ------------------   ------------------  -------------------   ------------------
BASIC EARNINGS (LOSS) PER SHARE                $             0.22   $           (0.50)  $              0.56   $            (0.15)
                                               ==================   ==================  ===================   ==================



            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED                          NINE MONTHS ENDED
                                              SEPTEMBER 30, 2003   SEPTEMBER 30, 2002    SEPTEMBER 30, 2003    SEPTEMBER 30, 2002
                                             --------------------  -------------------   -------------------  -------------------
NET INCOME (LOSS) PER COMMON SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS                        $  0.22              $  0.10               $  0.52               $ 0.43

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                  0.00               (0.59)                  0.04               (0.58)
                                             --------------------  -------------------   -------------------  -------------------
DILUTED EARNINGS (LOSS) PER SHARE                        $  0.22             $ (0.49)               $  0.56             $ (0.15)
                                             ====================  ===================   ===================  ===================

WEIGHTED AVERAGE SHARES - BASIC                           27,811               29,708                28,106               30,639
                                             ====================  ===================   ===================  ===================

WEIGHTED AVERAGE SHARES - DILUTED                         28,249               30,037                28,438               31,373
                                             ====================  ===================   ===================  ===================






            See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ARMOR HOLDINGS, INC. AND SUBSIDIARIES (UNAUDITED)
(IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                               --------------------------------------------------
                                                                                 SEPTEMBER 30, 2003        SEPTEMBER 30, 2002
                                                                               -----------------------   ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                              $       14,832             $      13,355
  Adjustments to reconcile income from continuing operations to cash used in operating activities:
     Depreciation and amortization                                                        5,380                     4,049
     Loss on disposal of fixed assets                                                       167                       136
     Deferred income taxes                                                                3,676                      (680)
     Non-cash termination charge                                                          2,093                        --
  Changes in operating assets and liabilities, net of acquisitions:
      Increase in accounts receivable                                                    (1,556)                   (3,130)
      Decrease (increase) in inventories                                                  2,173                   (10,203)
      Increase in prepaid expenses and other assets                                      (3,682)                   (3,569)
      Increase (decrease) in accounts payable, accrued
         expenses and other current liabilities                                          11,808                    (6,775)
      (Decrease) increase in income taxes payable                                        (1,999)                    6,345
                                                                               -----------------------   ------------------------
      Net cash provided by (used in) operating activities                                32,892                      (472)
                                                                               -----------------------   ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (5,645)                   (4,548)
   Purchase of patents and trademarks                                                       (99)                      (45)
   Additional consideration for purchased businesses                                       (740)                   (2,652)
   Purchase of businesses, net of cash acquired                                          (5,828)                   (7,411)
                                                                               -----------------------   ------------------------
   Net cash used in investing activities                                                (12,312)                  (14,656)
                                                                               -----------------------   ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options                                            6,588                     4,237
   Treasury stock purchases                                                             (22,684)                  (26,054)
   Cash paid for financing costs                                                         (4,020)                     (326)
   Proceeds from the issuance of long-term debt                                         147,504                        --
   Repayments of long-term debt                                                          (1,399)                     (591)
   Borrowings under line of credit                                                       31,744                    27,763
   Repayments under line of credit                                                      (32,070)                  (20,701)
                                                                               -----------------------   ------------------------
   Net cash provided by (used in) financing activities                                  125,663                   (15,672)
                                                                               -----------------------   ------------------------
   Effect of exchange rate changes on cash and cash equivalents                             478                      (872)
   Net cash (used in) transferred from discontinued operations                           (4,868)                      767
                                                                               -----------------------   ------------------------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 141,853                   (30,905)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        12,913                    47,489
                                                                               -----------------------   ------------------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   154,766                $   16,584
                                                                               =======================   ========================
   CASH AND CASH EQUIVALENTS, END OF PERIOD
       CONTINUING OPERATIONS                                                        $   154,766                $   16,584
       DISCONTINUED OPERATIONS                                                            5,051                     4,819
                                                                               -----------------------   ------------------------
                                                                                    $   159,817                $   21,403
                                                                               =======================   ========================



            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries (the "Company", "we", "our", "us") have been prepared in accordance with generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals and the elimination of all material intercompany accounts and transactions) considered necessary by management to present a fair presentation have been included. The results of operations for the three and nine-month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The amounts disclosed in the footnotes are related to continuing operations unless otherwise indicated.

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

NOTE 2 - DISCONTINUED OPERATIONS

         On July 15, 2002, we announced plans to sell the Services Division and the retention of Merrill Lynch & Company to assist in the sale. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," (SFAS 144) the assets and liabilities of the Services Division have been classified as held for sale, with its operating results in the current and prior periods reported in discontinued operations for the three and nine-month periods ended September 30, 2003 and 2002.

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

         For the three months ended September 30, 2003, net income from discontinued operations was $6,000 compared to a net loss of $17.7 million in the comparable period in the prior year. Excluding the ArmorGroup Integrated Systems business net loss of $13.9 million, the net loss was $3.7 million for the three-month period ended September 30, 2002.

         For the nine months ended September 30, 2003, net income from discontinued operations was $983,000 compared to a net loss of $18.0 million in the comparable period in the prior year. Excluding the pre-tax loss of $366,000 (after-tax loss of $238,000) on the sale of ArmorGroup Integrated Systems

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


business, a net loss of $613,000 in the nine-month period ended September 30, 2003 and a net loss of $14.3 million for the nine-month period ended September 30, 2002, net income was $1.8 million and a net loss of $3.7 million for the nine months ended September 30, 2003 and 2002, respectively.

         Based upon our analysis and discussions with our advisors regarding the estimated realizable value, net of selling costs, of the Services Division, we reduced its carrying value, and recorded net impairment charges of $30.3 million in fiscal 2002 and $1.3 million in the three months ended September 30, 2003. These impairment charges consisted of approximately $6.3 million in estimated disposal costs and a $35.1 million non-cash goodwill reduction, net of an expected $10.0 million income tax benefit. The provision for income taxes for discontinued operations was $1.7 million and $2.6 million for the three and nine-month periods ended September 30, 2003, respectively. The reduction in the carrying value of the Services Division is management's best estimate based upon currently available information, including discussions with our investment bankers. The actual proceeds from the disposal of our Services Division may differ materially from our current estimates and could result in either a gain or a loss upon final disposal. We are actively pursuing a sale of this business.

         A summary of the operating results of the discontinued operations for the three months and nine months ended September 30, 2003 and 2002 is as follows.

                                                       THREE MONTHS ENDED                          NINE MONTHS ENDED

                                             SEPTEMBER 30, 2003   SEPTEMBER 30, 2002    SEPTEMBER 30, 2003    SEPTEMBER 30, 2002
                                             ------------------   ------------------    ------------------    ------------------
                                                          (IN THOUSANDS)                            (IN THOUSANDS)
Revenue                                          $ 26,039               $ 23,747              $  75,738             $  74,273
Cost of sales                                      18,078                 19,730                 53,447                55,840
Operating expenses                                  4,882                  8,018                 16,299                22,582
Charge for impairment of long-lived assets         11,258                 11,905                 11,258                11,905
Integration and other non-recurring charges           104                    836                    598                 1,225
                                             ------------------   ------------------    ------------------    ------------------
Operating loss                                     (8,283)               (16,742)                (5,864)              (17,279)
Interest expense, net                                  18                     34                     71                   127
Other expense, net                                     20                    256                    472                   200
                                             ------------------   ------------------    ------------------    ------------------
Loss from discontinued
operations before (benefit) provision for
income taxes                                       (8,321)               (17,032)                (6,407)              (17,606)

(Benefit) provision for income taxes               (8,327)                   639                 (7,390)                  421
                                             ------------------   ------------------    ------------------    ------------------
(Loss) income from discontinued operations       $      6               $(17,671)             $     983             $ (18,027)
                                             ==================   ==================    ==================    ==================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


The following is a summary of the assets and liabilities of our discontinued operations:

                                                           SEPTEMBER 30, 2003            DECEMBER 31, 2002
                                                           ------------------            -----------------
                                                                            (IN THOUSANDS)
Assets
  Cash and cash equivalents                                   $         5,051               $        3,638
  Accounts receivable, net                                             19,810                       16,228
  Other current assets                                                 23,097                        8,959
                                                           ------------------            -----------------
      Total current assets                                             47,958                       28,825
  Property and equipment, net                                          13,588                       12,481
  Goodwill, net                                                         1,961                       12,995
  Other assets                                                          4,496                        4,809
                                                           ------------------            -----------------
 Total assets of discontinued operations                      $        68,003               $       59,110
                                                           ==================            =================
Liabilities
  Current portion of long-term debt                           $           125               $          186
   Short-term debt                                                      6,604                          350
   Accounts payable                                                     2,115                        2,405
   Accrued expenses and other current liabilities                      15,098                       14,284
                                                           ------------------            -----------------
       Total current liabilities                                       23,942                       17,225
   Long-term debt                                                         125                          168
                                                           ------------------            -----------------
Total liabilities of discontinued operations                  $        24,067               $       17,393
                                                           ==================            =================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 3 - COMPREHENSIVE INCOME

         The components of comprehensive income, net of tax provision (benefit) of $31,000 and ($26,000) for the three months ended September 30, 2003 and 2002, respectively, and $255,000 and ($197,000) for the nine months September 30, 2003 and 2002, respectively, are listed below:

                                                       THREE MONTHS ENDED                           NINE MONTHS ENDED

                                             SEPTEMBER 30, 2003   SEPTEMBER 30, 2002     SEPTEMBER 30, 2003    SEPTEMBER 30, 2002
                                             ------------------   ------------------     ------------------    ------------------
                                                         (IN THOUSANDS)                               (IN THOUSANDS)
Net income (loss)                                $   6,115          $   (14,707)             $  15,815           $    (4,672)
Other comprehensive income (loss):
   Foreign currency translations, net of tax            34                 (617)                 2,265                  (852)
                                             -------------------  -------------------    --------------------  -------------------
Comprehensive income (loss):                     $   6,149          $   (15,324)             $  18,080           $    (5,524)
                                             ===================  ===================    ====================  ===================

NOTE 4 - INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

                                     SEPTEMBER 30, 2003     DECEMBER 31, 2002
                                     ------------------     -----------------
                                                  (IN THOUSANDS)
Raw material                           $        34,067        $        30,211
Work-in-process                                 12,573                 15,733
Finished goods                                  13,428                 16,386
                                     ------------------     -----------------
  Total inventories                    $        60,068        $        62,330
                                     ==================     =================


NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities are summarized as follows:

                                                                  SEPTEMBER 30, 2003             DECEMBER 31, 2002
                                                                ----------------------         ---------------------
                                                                                    (IN THOUSANDS)
Accrued expenses and other current liabilities                      $       25,328                 $      16,988
Deferred consideration for acquisitions                                      1,310                         1,826
Customer deposits                                                           12,327                         6,302
                                                                ----------------------         ---------------------
   Total accrued expenses and other current liabilities             $       38,965                 $      25,116
                                                                ======================         =====================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 6 - DEBT

                                                                              SEPTEMBER 30, 2003          DECEMBER 31, 2002
                                                                             --------------------        -------------------
                                                                                                (IN THOUSANDS)
Credit facility (a)                                                                   $      --                   $      --
Senior Subordinated Notes (b)                                                           147,538                          --
Ontario Industrial Development Authority Variable Rate Demand Industrial
     Development Revenue Bonds, Series 1989 payable in annual installments of $200 to $300, through August 1, 2014, with interest paid monthly
     at varying rates                                                                     2,600                       2,800
Note payable in scheduled installments through 2013, with interest rate
     of 5%                                                                                1,482                       1,582
Economic Development Revenue Bonds, payable in scheduled installments through September 2016, with a variable interest rate approximating
     85% of the bond equivalent yield of the 13-week U.S. Treasury bills
     (not to exceed 12%), which was 2.75% at December 31, 2002.                              --                       1,075
Note to former officer payable in monthly principal and interest installments of $7 through December 31, 2009 with an imputed interest
     rate of 9.25%                                                                          367                         399
Minimum guaranteed royalty to former officer payable in monthly principal and interest installments of $4 through August 2005, with an imputed
     interest rate of 9.2%                                                                   85                         114
Minimum guaranteed royalty to former officer payable in monthly principal and interest installments of $36 through April 2005, with an imputed
     interest rate of 7.35%                                                                 638                         915
Plus fair value of interest rate swaps (c)                                                7,976                          --
                                                                             -------------------         -------------------
                                                                                      $ 160,686                   $   6,885
Less current portion                                                                      (765)                     (1,813)
                                                                             -------------------         -------------------
  Total                                                                               $ 159,921                   $   5,072
                                                                             ===================         ===================

         (a) Credit Facility - On August 12, 2003, we terminated our existing credit facility and entered into a new collateralized revolving credit facility with Bank of America N.A., Wachovia Bank, N.A. and Key Bank, N.A. The new credit facility is a five-year revolving credit facility and, among other things, provides for: 1) total maximum borrowings of $60 million; 2) a $25 million sub-limit for the issuances of standby and commercial letters of credit;
3) a $5 million sub-limit for swing-line loans; and 4) a $5 million sub-limit for multi-currency borrowings. All borrowings under the new credit facility will bear interest at either 1) a rate equal to LIBOR, plus an applicable margin ranging from 1.125% to 1.625%; 2) an alternate base rate which will be the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus ..50%; or 3) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125% to 1.625%, depending on certain conditions.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


         (b) Senior Subordinated Notes - On August 12, 2003, we completed a private placement of $150 million aggregate principal amount of 8.25% senior subordinated notes due 2013 (the "Notes"). The Notes are guaranteed by certain of our domestic subsidiaries on a senior subordinated basis (see Note 13). The Notes have been sold to qualified institutional buyers in reliance on Rule 144A of the Securities Act of 1933 and to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933. The Notes were rated B1/B+ by Moody's Investors' Service and Standard & Poor's Rating Services, respectively. We intend to use the net proceeds of the offering to fund future acquisitions, including some or all of the purchase price for our pending acquisition of Simula, Inc., repay a portion of our outstanding debt and for general corporate and working capital purposes, including the funding of capital expenditures. Interest on the Notes is payable semiannually on the fifteenth of February and August of each year. The Notes were issued at a discount of approximately $2.5 million to investors.

         (c) Fair Value of Interest Rate Swaps - On September 2, 2003, we entered into interest rate swap agreements, designated as a fair value hedge as defined under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedge Activities," (SFAS 133) with an aggregate notional amount totaling $150 million. The agreements were entered to exchange the fixed interest rate on the Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth of February and August. At September 30, 2003, the six-month LIBOR was 1.18%. The agreements are subject to other terms and conditions common to transactions of this type. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. The fair value of the interest rate swap agreements was approximately $8.0 million at September 30, 2003. The agreements are deemed to be a perfectly effective fair value hedge and therefore qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements on the Notes.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

         We account for derivative instruments in accordance with SFAS 133, which requires all freestanding and embedded derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and accounted for as either fair value hedges or cash flow hedges pursuant to the provisions of SFAS 133.

         We hedge the fair value of our Notes using interest rate swaps. We enter into these derivative contracts to manage fair value changes which could be caused by our exposure to interest rate changes. On September 2, 2003, we entered into interest rate swap agreements, designated as fair value hedges as defined under SFAS 133 with an aggregate notional amount totaling $150 million. The agreements were entered to exchange the fixed interest rate on the Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth of February and August. The agreements are subject to other terms and conditions common to transactions of this type. These fair value hedges qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the Notes. Accordingly, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the Notes due to changes in

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


the market interest rate. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements on the Notes.

         The fair values of our interest rate swap agreements are obtained from dealer quotes and represent the estimated amount we would receive or pay to terminate the agreement, taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

NOTE 8 - INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


         Revenues, operating income and total assets for each of our continuing operating segments are as follows (net of intercompany eliminations):


                                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2003            SEPTEMBER 30, 2002
                                                          ---------------------------   --------------------------
                                                                               (IN THOUSANDS)
Revenues:
  Products                                                         $    144,140                  $    131,049
  Mobile Security                                                       108,875                        90,717
                                                          ---------------------------   --------------------------
    Total revenues                                                 $    253,015                  $    221,766
                                                          ===========================   ==========================
Operating income (loss):
  Products                                                         $     24,619                  $     24,068
  Mobile Security                                                        13,491                         9,156
  Corporate                                                             (10,762)                       (5,674)
                                                          ---------------------------   --------------------------
    Total operating income                                         $     27,348                  $     27,550
                                                          ===========================   ==========================
Total assets:
  Products                                                         $    177,754                  $    176,951
  Mobile Security                                                       115,801                       112,136
  Corporate                                                             179,835                        18,777
                                                          ---------------------------   --------------------------
     Total assets                                                  $    473,390                  $    307,864
                                                          ===========================   ==========================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


         The following unaudited information with respect to revenues, operating income from continuing operations (geographic operating income from continuing operations before amortization expense and integration and other non-recurring charges) and total assets to principal geographic areas are as follows:

                                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 2003              SEPTEMBER 30, 2002
                                                          ------------------------     -------------------------
                                                                             (IN THOUSANDS)
Revenues:
   North America                                                   $ 186,754                    $ 157,069
   South America                                                      10,547                       21,983
   Africa                                                              1,578                        1,344
   Europe/Asia                                                        54,136                       41,370
                                                         -------------------------    --------------------------
      Total revenue                                                $ 253,015                    $ 221,766
                                                         =========================    ==========================
Geographic operating income:
   North America                                                   $  24,973                    $  23,928
   South America                                                         618                        1,690
   Africa                                                                377                          430
   Europe/Asia                                                         6,146                        6,191
                                                         -------------------------    --------------------------
      Total geographic operating income                            $  32,114                    $  32,239
                                                         =========================    ==========================
Total assets:
   North America                                                   $ 419,966                    $ 258,123
   South America                                                       6,301                        9,856
   Africa                                                                  -                            -
   Europe/Asia                                                        47,123                       39,885
                                                         -------------------------    --------------------------
       Total assets                                                $ 473,390                    $ 307,864
                                                         =========================    ==========================


         A reconciliation of consolidated geographic operating income from continuing operations to consolidated operating income from continuing operations follows:

                                                                            NINE MONTHS ENDED
                                                            SEPTEMBER 30, 2003            SEPTEMBER 30, 2002
                                                          ------------------------     -------------------------
                                                                             (IN THOUSANDS)
Consolidated geographic operating income                         $      32,114                $      32,239
Amortization                                                              (201)                        (213)
Integration and other non-recurring charges                             (4,565)                      (4,476)
                                                          ------------------------     -------------------------
Operating income                                                 $      27,348                $      27,550
                                                          ========================     =========================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 9 - EARNINGS PER SHARE

         The following details the numerators and denominators of the basic and diluted earnings per share computations for net income from continuing operations:

                                                        THREE MONTHS ENDED                        NINE MONTHS ENDED

                                               SEPTEMBER 30, 2003  SEPTEMBER 30, 2002   SEPTEMBER 30, 2003  SEPTEMBER 30, 2002
                                               ------------------  ------------------   ------------------  ------------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted
earnings per share:

Income from continuing operations                   $     6,109         $     2,964          $    14,832         $    13,355

Denominator for basic earnings per
share - weighted average shares outstanding:             27,811              29,708               28,106              30,639

Effect of shares issuable under stock
option and stock grant plans, based on
the treasury stock method                                   438                 329                  332                 734
                                                -----------------   -----------------    -----------------   -----------------
Denominator for diluted earnings per share-
Adjusted weighted average shares outstanding             28,249              30,037               28,438              31,373
                                                -----------------   -----------------    -----------------   -----------------
Basic earnings per share from
continuing operations                               $      0.22         $      0.10          $      0.52         $      0.44
                                                =================   =================    =================   =================
Diluted earnings per share from
continuing operations                               $      0.22         $      0.10          $      0.52         $      0.43
                                                =================   =================    =================   =================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, the FASB issued FASB Interpretation No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. We adopted the provisions of this Statement on January 1, 2003, which did not have a significant impact on our consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable-Interest Entities - an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest:

    o The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights

    o The obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities

    o The right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

    This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a significant impact on our consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


         In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 149 is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003, except for the provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. Adoption of this standard had no effect on us.

         In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard had no effect on us.

         In September 2003, the FASB issued FASB Staff Position No. 146-1, Determining Whether a One-Time Termination Benefit Offered in Connection with an Exit or Disposal Activity Is, in Substance, an Enhancement to an Ongoing Benefit Arrangement. This Staff Position states that in order to be considered an enhancement to an ongoing benefit arrangement, the additional termination benefits must represent a revision to the ongoing arrangement that is not limited to a specified termination event or a specified future period. Otherwise the additional termination benefits should be considered one-time termination benefits and accounted for under SFAS 146. The guidance in this Staff Position is effective for exit or disposal activities initiated in interim or annual reporting periods beginning after September 15, 2003. The adoption of this Staff Position is not expected to have a material impact on our consolidated financial statements.

         In October 2003, the FASB issued FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This Staff Position defers the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 and non-registered investment companies. This adoption of this Staff Position is not expected to have a material impact on our consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 11 - STOCKHOLDERS' EQUITY

         Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation costs is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for our employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. If compensation cost for stock option grants had been determined based on the fair value on the grant dates for September 30, 2003 and 2002 consistent with the method prescribed by SFAS 123, our net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                           THREE MONTHS ENDED                       NINE MONTHS ENDED

                                                 SEPTEMBER 30, 2003   SEPTEMBER 30, 2002  SEPTEMBER 30, 2003  SEPTEMBER 30, 2002
                                                 ------------------   ------------------  ------------------  ------------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) as reported:                              $ 6,115           $(14,707)             $ 15,815           $ (4,672)

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                                     (671)            (1,699)               (2,985)            (3,434)
                                                 -------------------  ------------------  ------------------- -------------------
Pro-forma net income (loss)                                 $ 5,444           $(16,406)             $ 12,830           $ (8,106)
                                                 ===================  ==================  =================== ===================
Earnings (loss) per share:
         Basic - as reported                                $  0.22           $  (0.50)             $   0.56           $  (0.15)
                                                 ===================  ==================  =================== ===================
         Basic - pro-forma                                  $  0.20           $  (0.55)             $   0.46           $  (0.26)
                                                 ===================  ==================  =================== ===================
         Diluted - as reported                              $  0.22           $  (0.49)             $   0.56           $  (0.15)
                                                 ===================  ==================  =================== ===================
         Diluted - pro-forma                                $  0.19           $  (0.55)             $   0.45           $  (0.26)
                                                 ===================  ==================  =================== ===================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 12 - LEGAL PROCEEDINGS

         On or about March 22, 2002, O'Gara-Hess & Eisenhardt Armoring Company (OHEAC), one of our subsidiaries, received a civil subpoena from the Department of Defense (DOD) requesting documents and information concerning various quality control documentation regarding parts delivered by its subcontractors and vendors in support of the HMMWV armored at its Fairfield, Ohio facility for the period October 1, 1999 through May 1, 2001. OHEAC has complied fully with the subpoena. In early 2003, OHEAC was advised that the Department of Justice (DOJ) was also investigating separate claims against OHEAC filed by individuals that involve the same time frame and issues covered by the DOD subpoena. OHEAC has learned that the DOJ investigation relates to a certain unidentified action filed under the federal False Claims Act pursuant to which the United States government may intervene and recover damages. OHEAC has fully responded to, and cooperated with, the government's questions and investigation. The DOJ has since notified OHEAC that it has declined to intervene in the case. On September 30, 2003, the action filed under the federal False Claims Act was voluntarily withdrawn without prejudice.

         In October 2002, we were sued in the United States District Court for the District of Wyoming. The plaintiffs in that lawsuit asserted various state law tort claims and federal environmental law claims under the Resource Conservation and Recovery Act and the Clean Air Act stemming from one of our subsidiaries' Casper, Wyoming tear gas plant. The plaintiffs have not yet quantified their alleged damages. The plaintiffs filed their suit as a potential class action. On June 19, 2003, the court denied plaintiff's motion for class certification. The alleged actions took place over time periods during which we were covered by different insurance policies. We have notified our insurance carriers of the suit. Our prior insurance carrier has agreed, under a full reservation of rights, including with respect to any liability which relates to the time its policy was in effect, to provide a defense and to address the question of liability indemnification in the future. Our current insurance carrier has declined defense and indemnification coverage. While we do not carry specific environment insurance coverage, we have reserved the right to challenge our insurance carrier's determination. The case is currently pending, and while we are contesting the allegations vigorously, we are unable to predict the outcome of this matter. At this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

         Reference is made to Note 10, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2002, and Note 10, Legal Proceedings in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 for a description of other legal proceedings.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 13 -GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

         On August 12, 2003 we sold $150 million of Senior Subordinated Notes in private placements pursuant to Rule 144A and Regulation S. The Senior Subordinated Notes are uncollateralized obligations and rank junior in right of payment to our existing and future senior debt. The Senior Subordinated Notes are guaranteed, jointly and severally on a senior uncollateralized basis, by certain domestic subsidiaries.

         The following consolidating condensed financial information presents the consolidating condensed balance sheets as of September 30, 2003 and December 31, 2002, the related condensed statements of income for each of the three and nine month periods ended September 30, 2003 and September 30, 2002 and the related condensed statements of cash flows for the nine month periods ended September 30, 2003 and September 30, 2002 for:

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                            SEPTEMBER 30, 2003
                                              --------------------------------------------------------------------------------
                                                              GUARANTOR        NONGUARANTOR                      CONSOLIDATED
                                                PARENT       SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS        TOTAL
                                              ----------     ------------    ---------------    -------------    -------------
                                                                              (IN THOUSANDS)
                   ASSETS
Current Assets:
   Cash and cash equivalents                  $ 144,037        $   2,620       $      8,109       $       --        $ 154,766
   Accounts receivable, net                          --           47,925             11,290               --           59,215
   Costs and earned gross profit in excess
   of billings                                       --            1,088                 --               --            1,088
   Intercompany receivables                      86,614           50,744              5,661         (143,019)              --
   Inventories                                       --           45,296             14,772               --           60,068
   Prepaid expenses and other current assets     19,520           12,931              3,271          (14,401)          21,321
   Current assets of discontinued operations         --            7,971             39,987               --           47,958
                                              ----------     ------------    ---------------     -------------    -------------
      Total Current Assets                      250,171          168,575             83,090         (157,420)         344,416

Property and equipment, net                       2,183           27,742             19,606               --           49,531
Goodwill, net                                        --           97,002              1,932               --           98,934
Patents, licenses and trademarks, net                --            7,233                186               --            7,419
Other assets                                     20,903              232               (87)               --           21,048
Long-term assets of discontinued operations          --            7,205             12,840               --           20,045
Investment in subsidiaries                      197,975           10,007             21,734         (229,716)              --
                                              ----------     ------------    ---------------    -------------    -------------
Total Assets                                  $ 471,232        $ 317,996       $    139,301       $ (387,136)       $ 541,393
                                              ==========     ============    ===============    =============    =============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt          $      --        $     765       $         --       $       --        $     765
   Short-term debt                                   --               --                608               --              608
   Accounts payable                                 215           15,988              5,810               --           22,013
   Accrued expenses and other current
   liabilities                                    8,335           13,102             17,528               --           38,965
   Income taxes payable                           2,604               --              1,310               --            3,914
   Intercompany payables                         13,424           99,192             11,658         (124,274)              --
   Current liabilities of discontinued
   operations                                        --            8,047             34,515          (18,745)          23,942
                                              ----------     ------------    ---------------    -------------    -------------
      Total Current Liabilities                  24,578          137,094             71,429         (143,019)          90,207

Long-term debt, less current portion            155,514            4,407                 --               --          159,921
Long-term liabilities of discontinued
operations                                           --            2,778             11,873          (14,401)             125
                                              ----------     ------------    ---------------    -------------    -------------
Total Liabilities                               180,092          144,279             83,302         (157,420)         250,253

Stockholders' Equity:
   Preferred stock                                   --            1,450                 --           (1,450)              --
   Common stock                                     342            5,523             26,314          (31,837)             342
   Additional paid in capital                   315,148           71,816             31,615         (103,431)         315,148
   Retained earnings (accumulated deficit)       49,871           94,928             (1,930)         (92,998)          49,871
   Accumulated other comprehensive loss          (1,904)              --                 --               --           (1,904)
   Treasury stock                               (72,317)              --                 --               --          (72,317)
                                              ----------     ------------    ---------------    -------------    -------------
Total Stockholders' Equity                      291,140          173,717             55,999         (229,716)         291,140
                                              ----------     ------------    ---------------    -------------    -------------

Total Liabilities and Stockholders' Equity    $ 471,232        $ 317,996       $    139,301       $ (387,136)       $ 541,393
                                              ==========     ============    ===============    =============    =============

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                             DECEMBER 31, 2002
                                              --------------------------------------------------------------------------------
                                                              GUARANTOR        NONGUARANTOR                       CONSOLIDATED
                                                PARENT       SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS         TOTAL
                                              ----------     ------------    ---------------    -------------    -------------
                                                                             (IN THOUSANDS)
                   ASSETS
Current Assets:
   Cash and cash equivalents                   $ 7,152         $  3,556            $   2,205       $     --         $ 12,913
   Accounts receivable, net                         --           44,864               13,649             --           58,513
   Costs and earned gross profit in excess
   of billings                                      --              234                   --             --              234
   Intercompany receivables                    123,744           33,165                3,800      (160,709)               --
   Inventories                                      --           46,591               15,739             --           62,330
   Prepaid expenses and other current assets    12,490           21,999                2,368       (24,645)           12,212
   Current assets of discontinued operations        --           10,351               18,474             --           28,825
                                              ----------     ------------    ---------------    -------------    -------------
      Total Current Assets                     143,386          160,760               56,235      (185,354)          175,027

Property and equipment, net                      2,456           27,250               17,430             --           47,136
Goodwill, net                                       --           96,903                1,833             --           98,736
Patents, licenses and trademarks, net               --            7,326                  195             --            7,521
Other assets                                       916            6,872                1,260             --            9,048
Long-term assets of discontinued operations         --            6,910               23,375             --           30,285
Investment in subsidiaries                     161,805           10,078                   --      (171,883)               --
                                              ----------     ------------    ---------------    -------------    -------------
Total Assets                                  $308,563         $316,099            $ 100,328     $(357,237)        $ 367,753
                                              ==========     ============    ===============    =============    =============
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt            $   --          $ 1,813              $    --        $    --         $  1,813
   Short-term debt                                  --               --                  599             --              599
   Accounts payable                                828           15,751                7,191             --           23,770
   Accrued expenses and other current
   liabilities                                   1,790           11,324               12,002             --           25,116
   Income taxes payable                          4,831            (148)                1,230             --            5,913
   Intercompany payables                        13,037          115,658               10,434      (139,129)               --
   Current liabilities of discontinued
   operations                                       --           14,267               24,538       (21,580)           17,225
                                              ----------     ------------    ---------------    -------------    -------------
      Total Current Liabilities                 20,486          158,665               55,994      (160,709)           74,436

Long-term debt, less current portion                --            5,072                   --             --            5,072
Long-term liabilities of discontinued
operations                                          --           13,022               11,791       (24,645)              168
                                              ----------     ------------    ---------------    -------------    -------------
Total Liabilities                               20,486          176,759               67,785      (185,354)           79,676

Stockholders' Equity:
   Preferred stock                                  --            1,450                   --        (1,450)               --
   Common stock                                    336            5,681               26,318       (31,999)              336
   Additional paid in capital                  307,487           73,836               10,016       (83,852)          307,487
   Retained earnings (accumulated deficit)      34,056           58,373              (3,791)       (54,582)           34,056
   Accumulated other comprehensive loss        (4,169)               --                   --             --          (4,169)
   Treasury stock                             (49,633)               --                   --             --         (49,633)
                                              ----------     ------------    ---------------    -------------    -------------
Total Stockholders' Equity                     288,077          139,340               32,543      (171,883)          288,077
                                              ----------     ------------    ---------------    -------------    -------------
Total Liabilities and Stockholders' Equity    $308,563         $316,099            $ 100,328    $ (357,237)        $ 367,753
                                              ==========     ============    ===============    =============    =============

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATING INCOME STATEMENTS

                                                                THREE MONTHS ENDED SEPTEMBER 30, 2003
                                             -----------------------------------------------------------------------------
                                                            GUARANTOR       NONGUARANTOR                      CONSOLIDATED
                                               PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS         TOTAL
                                             ----------    ------------   ---------------   -------------    -------------
                                                                           (IN THOUSANDS)
REVENUES:
   Products                                      $   --       $ 42,110           $ 8,676           $   --         $ 50,786
   Mobile Security                                   --         24,338            15,758               --           40,096
                                             ----------    -----------    --------------    -------------    -------------
   Total revenues                                    --         66,448            24,434               --           90,882
                                             ----------    -----------    --------------    -------------    -------------

COSTS AND EXPENSES:
   Cost of sales                                     --         42,120            19,833               --           61,953
   Operating expenses                             2,661         10,945             2,371               --           15,977
   Amortization                                      --             69                 3               --               72
   Integration and other non-recurring
   charges                                          107            261                --               --              368
   Related party management (income) fees       (1,859)             --             2,339            (480)               --
                                             ----------    -----------    --------------    -------------    -------------

OPERATING (LOSS) INCOME                           (909)         13,053             (112)              480           12,512
   Interest expense, net                          1,371             59                45               --            1,475
   Other expense (income), net                       --            129              (33)               --               96
   Equity in (earnings) losses of
   subsidiaries                                 (7,603)            256                --            7,347               --
                                             ----------    -----------    --------------    -------------    -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE PROVISION (BENEFIT) FOR INCOME TAXES       5,323         12,609             (124)          (6,867)           10,941
PROVISION (BENEFIT) FOR INCOME TAXES              (792)          4,748               876               --            4,832
                                             ----------    -----------    --------------    -------------    -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS          6,115          7,861           (1,000)          (6,867)            6,109

DISCONTINUED OPERATIONS:
   Income from discontinued operations
   before provision for income taxes                 --          1,697               462            (480)            1,679
   Provision for income taxes                        --            702               971               --            1,673
                                             ----------    -----------    --------------    -------------    -------------
   Net income (loss) from discontinued
   operations                                        --            995             (509)            (480)                6
                                             ----------    -----------    --------------    -------------    -------------
NET INCOME (LOSS)                               $ 6,115        $ 8,856         $ (1,509)        $ (7,347)          $ 6,115
                                             ==========    ===========    ==============    =============    =============

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATING INCOME STATEMENTS

                                                                THREE MONTHS ENDED SEPTEMBER 30, 2002
                                          ----------------------------------------------------------------------------------
                                                          GUARANTOR        NONGUARANTOR                        CONSOLIDATED
                                            PARENT        SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS         TOTAL
                                          ----------     ------------    ---------------     -------------    -------------
                                                                          (IN THOUSANDS)
REVENUES:
                                                                                                        $
   Products                                      $ --       $ 41,763             $  7,284                --        $  49,047
   Mobile Security                                 --         21,282               10,228                --           31,510
                                          -----------    -----------     ----------------    --------------    -------------
   Total revenues                                  --         63,045               17,512                --           80,557
                                          -----------    -----------     ----------------    --------------    -------------

COSTS AND EXPENSES:
   Cost of sales                                   --         41,269               14,678                --           55,947
   Operating expenses                           1,552          9,417                1,883                --           12,852
   Amortization                                    --             62                   --                --               62
   Integration and other non-recurring
   charges                                        335          1,024                   --                --            1,359
                                          -----------    -----------     ----------------    --------------    -------------

OPERATING (LOSS) INCOME                       (1,887)         11,273                  951                --           10,337
   Interest expense, net                          230             45                   68                --              343
   Other (income) expense, net                     --           (38)                   25                --             (13)
   Equity in losses of subsidiaries             9,611             92                   --           (9,703)               --
   Related parting interest income, net            --            122                   --             (122)               --
                                          -----------    -----------     ----------------    --------------    -------------

(LOSS) INCOME FROM CONTINUING
OPERATIONS BEFORE PROVISION FOR INCOME
TAXES                                        (11,728)         11,052                  858             9,825           10,007
PROVISION FOR INCOME TAXES                      2,979          3,781                  283                --            7,043
                                          -----------    -----------     ----------------    --------------    -------------
(LOSS) INCOME FROM CONTINUING OPERATIONS     (14,707)          7,271                  575             9,825            2,964
                                          -----------    -----------     ----------------    --------------    -------------

DISCONTINUED OPERATIONS:
   Loss from discontinued operations
   before provision for income taxes               --       (14,361)              (2,549)             (122)         (17,032)
   Provision for income taxes                      --             29                  610                --              639
                                          -----------    -----------     ----------------    --------------    -------------
   Net loss from discontinued operations           --       (14,390)              (3,159)             (122)         (17,671)
                                          -----------    -----------     ----------------    --------------    -------------
NET LOSS                                   $ (14,707)      $  (7,119)           $ (2,584)           $ 9,703      $  (14,707)
                                          ===========    ===========     ================    ==============    =============

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATING INCOME STATEMENTS

                                                                       NINE MONTHS ENDED SEPTEMBER 30, 2003
                                             -----------------------------------------------------------------------------------
                                                             GUARANTOR        NONGUARANTOR                          CONSOLIDATED
                                               PARENT        SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS           TOTAL
                                             ----------     ------------    ---------------     -------------      -------------
                                                                             (IN THOUSANDS)
REVENUES:
   Products                                          $ --       $ 117,863             $ 26,277             $ --        $ 144,140
   Mobile Security                                     --          63,110               45,765               --          108,875
                                             ------------     -----------    -----------------    -------------    -------------
   Total revenues                                      --         180,973               72,042               --          253,015
                                             ------------     -----------    -----------------    -------------    -------------

COSTS AND EXPENSES:
   Cost of sales                                       --         117,278               59,118               --          176,396
   Operating expenses                               7,203          29,732                7,570               --           44,505
   Amortization                                        --             193                    8               --              201
   Integration and other non-recurring
   charges                                          3,456           1,109                   --               --            4,565
   Related party management (income) fees         (1,859)              --                2,339            (480)               --
                                             ------------     -----------    -----------------    -------------    -------------

OPERATING (LOSS) INCOME                           (8,800)          32,661                3,007               --           27,348
   Interest expense, net                            1,866             250                  175               --            2,291
   Other expense, net                                  --             131                   50               --              181
   Equity in (earnings) losses of
   subsidiaries                                  (22,688)             419                   --           22,269               --
   Related parting interest expense
   (income), net                                       16            (16)                   --               --               --
                                             ------------     -----------    -----------------    -------------    -------------

INCOME FROM CONTINUING OPERATIONS BEFORE
PROVISION (BENEFIT) FOR INCOME TAXES               12,006          31,877                2,782         (21,789)           24,876
PROVISION (BENEFIT) FOR INCOME TAXES              (3,809)          12,011                1,842               --           10,044
                                             ------------     -----------    -----------------    -------------    -------------
INCOME FROM CONTINUING OPERATIONS                  15,815          19,866                  940         (21,789)           14,832
                                             ------------     -----------    -----------------    -------------    -------------

DISCONTINUED OPERATIONS:
   Income from discontinued operations
   before provision for income taxes                   --           1,480                2,593            (480)            3,593
   Provision for income taxes                          --             938                1,672               --            2,610
                                             ------------     -----------    -----------------    -------------    -------------
   Net income from discontinued operations             --             542                  921            (480)              983
                                             ------------     -----------    -----------------    -------------    -------------
NET INCOME                                       $ 15,815        $ 20,408              $ 1,861       $ (22,269)         $ 15,815
                                             ============     ===========    =================    =============    =============

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATING INCOME STATEMENTS

                                                               NINE MONTHS ENDED SEPTEMBER 30, 2002
                                          -----------------------------------------------------------------------------------
                                                          GUARANTOR        NONGUARANTOR                          CONSOLIDATED
                                            PARENT        SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS           TOTAL
                                          ----------     ------------    ---------------     -------------      -------------
                                                                          (IN THOUSANDS)
REVENUES:
   Products                                     $  --         $ 112,437         $ 18,612            $   --         $ 131,049
   Mobile Security                                 --            57,439           33,278                --            90,717
                                          -----------    --------------    --------------    --------------     -------------
   Total revenues                                  --           169,876           51,890                --           221,766
                                          -----------    --------------    --------------    --------------     -------------

COSTS AND EXPENSES:
   Cost of sales                                   --           109,621           42,860                --           152,481
   Operating expenses                           4,866            27,073            5,107                --            37,046
   Amortization                                    --               213               --                --               213
   Integration and other non-recurring
   charges                                        687             3,789               --                --             4,476
   Related party income                            --                --               --                --                --
                                          -----------    --------------    --------------    --------------     -------------

OPERATING (LOSS) INCOME                       (5,553)            29,180            3,923                --            27,550
   Interest expense, net                          361               161              147                --               669
   Other income, net                              (2)              (21)             (54)                --              (77)
   Equity in earnings of subsidiaries         (2,898)           (1,087)               --             3,985                --
   Related party interest income, net              --             (102)               --               102                --
                                          -----------    --------------    --------------    --------------     -------------

(LOSS) INCOME FROM CONTINUING
OPERATIONS BEFORE PROVISION FOR INCOME
TAXES                                         (3,014)            30,229            3,830           (4,087)            26,958
PROVISION FOR INCOME TAXES                      1,658            10,597            1,348                --            13,603
                                          -----------    --------------    --------------    --------------     -------------
(LOSS) INCOME FROM CONTINUING OPERATIONS      (4,672)            19,632            2,482           (4,087)            13,355
                                          -----------    --------------    --------------    --------------     -------------

DISCONTINUED OPERATIONS:
   Loss from discontinued operations
   before income tax (benefit) provision           --          (14,015)          (3,693)               102          (17,606)
   Income tax (benefit) provision                  --             (722)            1,143                --               421
                                          -----------    --------------    --------------    --------------     -------------
   Net loss from discontinued operations           --          (13,293)          (4,836)               102          (18,027)
                                          -----------    --------------    --------------    --------------     -------------
NET (LOSS) INCOME                           $ (4,672)           $ 6,339        $ (2,354)         $ (3,985)         $ (4,672)
                                          ===========    ==============    ==============    ==============     =============

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                         NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                 ------------------------------------------------------------------------------
                                                                GUARANTOR        NONGUARANTOR                      CONSOLIDATED
                                                   PARENT      SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS       TOTAL
                                                 ----------    ------------    ---------------     -------------  ------------
                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations               $ 15,815       $ 19,866             $ 940       $ (21,789)         $ 14,832
   Adjustments to reconcile income from
   continuing operations to cash
   provided by operating activities.
   Depreciation and amortization                        974          2,972             1,434               --            5,380
   Loss on disposal of fixed assets                      --             58               109               --              167
   Deferred income taxes                            (4,379)          6,428             1,627               --            3,676
   Non-cash termination charge                        2,093             --                --               --            2,093
 Changes in operating assets & liabilities, net
 of acquisitions:
   (Increase) decrease in accounts receivable            --        (3,915)             2,359               --          (1,556)
   Decrease (increase) in intercompany
   receivables & payables                            19,723       (19,090)             (153)            (480)               --
   Decrease in inventory                                 --          1,206               967               --            2,173
   (Increase) decrease in prepaid expenses &
   other assets                                     (7,347)          4,848           (1,183)               --          (3,682)
   Increase in accounts payable, accrued
   expenses and other current liabilities             5,043          2,620             4,145               --           11,808
   (Decrease) increase in income taxes
   payable                                          (2,227)            148                80               --          (1,999)
                                               ------------   ------------    --------------    -------------    -------------
   Net cash provided by operating activities         29,695         15,141            10,325         (22,269)           32,892
                                               ------------   ------------    --------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                 (126)        (3,330)           (2,189)               --          (5,645)
   Purchase of patents and trademarks                    --           (99)                --               --             (99)
   Additional consideration for purchased
   businesses                                            --          (740)                --               --            (740)
   Investment in subsidiaries                      (22,337)            203             (135)           22,269               --
   Purchase of businesses, net of cash
   acquired                                              --        (5,828)                --               --          (5,828)
                                               ------------   ------------    --------------    -------------    -------------
   Net cash used in investing activities           (22,463)        (9,794)           (2,324)           22,269         (12,312)
                                               ------------   ------------    --------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options            6,588             --                --               --            6,588
   Treasury stock repurchases                      (22,684)             --                --               --         (22,684)
   Cash paid for financing costs                    (4,020)             --                --               --          (4,020)
   Proceeds from the issuance of long-term
   debt                                             147,504             --                --               --          147,504
   Repayments of long-term debt                          --        (1,399)                --               --          (1,399)
   Borrowings under lines of credit                  30,406            168             1,170               --           31,744
   Repayments under lines of credit                (30,406)          (484)           (1,180)               --         (32,070)
                                               ------------   ------------    --------------    -------------    -------------
   Net cash provided by (used in) financing
   activities                                       127,388        (1,715)              (10)               --          125,663
                                               ------------   ------------    --------------    -------------    -------------
   Effect of exchange rate on cash and cash
   equivalents                                        2,265          (186)           (1,601)               --              478
   Net cash used in discontinued operations              --        (4,382)             (486)               --          (4,868)
                                               ------------   ------------    --------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                         136,885          (936)             5,904               --          141,853

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                7,152          3,556             2,205               --           12,913
                                               ------------   ------------    --------------    -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 144,037        $ 2,620           $ 8,109            $  --        $ 154,766
                                               ============   ============    ==============    =============    =============

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                    NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                 ------------------------------------------------------------------------------
                                                                GUARANTOR        NONGUARANTOR                      CONSOLIDATED
                                                   PARENT      SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS       TOTAL
                                                 ----------    ------------    ---------------     -------------  ------------
                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations               $ (4,672)       $ 19,632           $ 2,650        $ (4,255)         $ 13,355
   Adjustments to reconcile income from
   continuing operations to cash used in
   operating activities.
   Depreciation and amortization                        625          2,764               660               --            4,049
   Loss on disposal of fixed assets                      --             37                99               --              136
   Deferred taxes                                   (3,927)          1,592             1,655               --            (680)
 Changes in operating assets & liabilities, net
 of acquisitions:
   (Increase) decrease in accounts receivable            --        (5,890)             2,760               --          (3,130)
   (Increase) decrease in intercompany
   receivables & payables                           (5,414)          8,148           (3,004)              270               --
   Increase in inventory                                 --        (6,692)           (3,511)               --         (10,203)
   Increase in prepaid expenses & other
   assets                                             (313)        (2,898)             (358)               --          (3,569)
   Decrease in accounts payable, accrued
   expenses and other current liabilities           (1,539)        (1,490)           (3,746)               --          (6,775)
   Increase in income taxes payable                   4,724             --             1,621               --            6,345
                                               ------------   ------------    --------------    -------------    -------------
   Net cash (used in) provided by operating
   activities                                      (10,516)         15,203           (1,174)          (3,985)            (472)
                                               ------------   ------------    --------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                  (70)        (3,044)           (1,434)               --          (4,548)
   Purchase of patents and trademarks                    --           (45)                --               --             (45)
   Additional consideration for purchased
   businesses                                            --        (2,652)                --               --          (2,652)
   Investment in subsidiaries                       (7,166)        (5,540)             8,721            3,985               --
   Purchase of businesses, net of cash
   acquired                                              --        (5,916)           (1,495)               --          (7,411)
                                               ------------   ------------    --------------    -------------    -------------
   Net cash (used in) provided by investing
   activities                                       (7,236)       (17,197)             5,792            3,985         (14,656)
                                               ------------   ------------    --------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options            4,237             --                --               --            4,237
   Treasury stock purchases                       ((26,054)             --                --               --         (26,054)
   Cash paid for financing costs                      (326)             --                --               --            (326)
   Repayments of long-term debt                          --          (591)                --               --            (591)
   Borrowings under lines of credit                  27,763             --                --               --           27,763
   Repayments under lines of credit                (20,563)             --             (138)               --         (20,701)
                                               ------------   ------------    --------------    -------------    -------------
   Net cash provided by (used in) financing
   activities                                       (14,943)          (591)             (138)               --         (15,672)
                                               ------------   ------------    --------------    -------------    -------------
   Effect of exchange rate on cash and cash
   equivalents                                        (851)          (385)               364               --            (872)
   Net cash transferred from (used in)
   discontinued operations                               --          2,306           (1,539)               --              767
                                               ------------   ------------    --------------    -------------    -------------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                        (33,546)          (664)             3,305               --         (30,905)

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                               38,627          5,536             3,326               --           47,489
                                               ------------   ------------    --------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 5,081        $ 4,872            $6,631            $  --        $  16,584
                                               ============   ============    ==============    =============    =============

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

NOTE 14 - COMMITMENTS AND CONTINGENCIES

        On September 2, 2003, we entered into a definitive Agreement and Plan of Merger to acquire Simula, Inc., for $110.5 million, subject to adjustment based on various factors, payable in cash or, at our option, in a combination of cash and registered shares of our common stock. Upon consummation of the acquisition, we will acquire all of the outstanding common stock of Simula, retire Simula's outstanding indebtedness, and assume all liabilities of Simula. The Agreement provides for a good faith deposit, payment of a break-up fee if Simula accepts a competing offer, and other terms customary for similar transactions. The acquisition is subject to, among other conditions, the approval of Simula's stockholders. In connection with the acquisition, we registered approximately
2.3 million shares of common stock on a Form S-4 with the Securities and Exchange Commission. The registration statement was declared effective on November 10, 2003. We anticipate completion of the acquisition in the fourth quarter of 2003.

NOTE 15 - SUBSEQUENT EVENT

        On July 26, 2003, we awarded Warren B. Kanders, our Chairman and Chief Executive Officer, a stock bonus award of 200,000 shares of our common stock in accordance with his amended employment agreement. On November 4, 2003, we awarded Robert R. Schiller, our Chief Operating Officer and Chief Financial Officer, a stock bonus award of 150,000 shares of our common stock in accordance with his amended employment agreement. On November 11, 2003, our stock price closed above $20 for the fifth consecutive trading day, which caused the complete vesting of the stock bonus awards. The complete vesting of the stock bonus awards results in a charge of $7.3 million, which will be recorded in the three months ended December 31, 2003. The payment of the stock bonus awards to Messrs. Kanders and Schiller will be deferred for a period of five years after November 11, 2003, subject to acceleration under certain circumstances as set forth in their respective employment agreements, as amended.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of the results of operations and analysis of financial condition for the three months and nine months ended September 30, 2003. The results of operations for purchase business combinations are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

        Comprehensive income and foreign currency translation. In accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130), assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment, net of tax, which represents the effect of translating assets and liabilities of our foreign operations is recorded as a reduction of equity of $1,904,000 and $4,169,000 as of September 30, 2003 and December 31, 2002, respectively, and is classified as accumulated other comprehensive loss. The current year change in the accumulated amount, net of tax, is included as a component of comprehensive income.

        Stock options and Grants. Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

intrinsic value based method, compensation costs is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for our employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. If compensation cost for stock option grants had been determined based on the fair value on the grant dates for September 30, 2003 and 2002 consistent with the method prescribed by SFAS 123, our net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                        THREE MONTHS ENDED                         NINE MONTHS ENDED

                                              SEPTEMBER 30, 2003   SEPTEMBER 30, 2002    SEPTEMBER 30, 2003   SEPTEMBER 30, 2002
                                             -------------------- -------------------- --------------------- --------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income (loss) as reported:                          $  6,115          $  (14,707)              $ 15,815           $  (4,672)

Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                                  (671)             (1,699)                (2,985)             (3,434)
                                             -------------------- -------------------- --------------------- --------------------

Pro-forma net income (loss)                              $ 5,444          $  (16,406)              $ 12,830           $  (8,106)
                                             ==================== ==================== ===================== ====================

Earnings (loss) per share:
    Basic - as reported                                  $  0.22           $   (0.50)               $  0.56           $   (0.15)
                                             ==================== ==================== ===================== ====================
    Basic - pro-forma                                    $  0.20           $   (0.55)               $  0.46           $   (0.26)
                                             ==================== ==================== ===================== ====================
    Diluted - as reported                                $  0.22           $   (0.49)               $  0.56           $   (0.15)
                                             ==================== ==================== ===================== ====================
    Diluted - pro-forma                                  $  0.19           $   (0.55)               $  0.45           $   (0.26)
                                             ==================== ==================== ===================== ====================

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

        Derivative Instruments and Hedging Activities. We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedge Activities" (SFAS 133) as amended. All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which we hedge changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. We adopted SFAS 133 in the first quarter of 2001. However, we had no derivatives to be measured at the time of adoption. We do not hold or issue interest rate swap agreements or other derivative instruments for trading purposes.

        Changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, the other assets on the Condensed Consolidated Balance Sheets as of September 30, 2003 increased by $8.0 million, which reflected an increase in the fair value of the interest rate swap agreements. The corresponding increase in the hedge liability was recorded in long-term debt. The agreements are deemed to be a perfectly effective fair value hedge and therefore qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


NEW ACCOUNTING PRONOUNCEMENTS:

        In November 2002, the FASB issued FASB Interpretation No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. We adopted the provisions of this Statement on January 1, 2003, which did not have a significant impact on our consolidated financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable-Interest Entities - an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest:

        o The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights

        o The obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities

        o The right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

        This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a significant impact on our consolidated financial statements.

        In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, " Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 149 is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003, except for the provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. Adoption of this standard had no effect on us.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

        In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, " Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard had no effect on us.

        In September 2003, the FASB issued FASB Staff Position No. 146-1, Determining Whether a One-Time Termination Benefit Offered in Connection with an Exit or Disposal Activity Is, in Substance, an Enhancement to an Ongoing Benefit Arrangement. This Staff Position states that in order to be considered an enhancement to an ongoing benefit arrangement, the additional termination benefits must represent a revision to the ongoing arrangement that is not limited to a specified termination event or a specified future period. Otherwise the additional termination benefits should be considered one-time termination benefits and accounted for under SFAS 146. The guidance in this Staff Position is effective for exit or disposal activities initiated in interim or annual reporting periods beginning after September 15, 2003. The adoption of this Staff Position is not expected to have a material impact on our consolidated financial statements.

        In October 2003, the FASB issued FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This Staff Position defers the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 and non-registered investment companies. This adoption of this Staff Position is not expected to have a material impact on our consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002.

        Net income (loss). Net income (loss) increased $20.8 million to net income of $6.1 million for the three months ended September 30, 2003 compared to a net loss of ($14.7) million for the three months ended September 30, 2002. Net income for the three months ended September 30, 2003 includes income from continuing operations of $6.1 million and income from discontinued operations of $6,000, compared to income from continuing operations of $3.0 million and a loss from discontinued operations of ($17.7) million for the three months ended September 30, 2002.

CONTINUING OPERATIONS

        Products revenues. Products Division revenues increased $1.7 million, or 3.5%, to $50.8 million in the three months ended September 30, 2003, compared to $49.0 million in the three months ended September 30, 2002. For the three months ended September 30, 2003, Products Division revenue increased 2.1% internally, including year over year changes in acquired businesses, and 1.4% due to the acquisitions of Evi-Paq, Inc., B-Square, Inc. and 911 Emergency Products, Inc., all of which were completed during or subsequent to the third quarter of 2002.

        Mobile Security revenues. Mobile Security Division revenues increased $8.6 million, or 27.2%, to $40.1 million in the three months ended September 30, 2003, compared to $31.5 million in the three months ended September 30, 2002. Mobile Security Division revenues for the three months ended September 30, 2003, increased $6.3 million due to the acquisition of substantially all of the assets of Trasco-Bremen on September 24, 2002. Excluding the $6.3 million of 2003 revenue increase relating to Trasco-Bremen, Mobile Security Division revenues increased $2.3 million, or 7.3%, in the three months ended September 30, 2003, compared to the three months ended September 30, 2002. The majority of the $2.3 million revenue increase relates to increased sales of up-armored Humvees and armored cars to the US military and US government.

        Cost of sales. Cost of sales increased $6.0 million, or 10.7%, to $62.0 million for the three months ended September 30, 2003 compared to $55.9 million for the three months ended September 30, 2002. As a percentage of total revenues, cost of sales decreased to 68.2% of total revenues for the three months ended September 30, 2003 from 69.5% for the three months ended September 30, 2002.

        Gross margins in the Products Division were 36.1% for the three months ended September 30, 2003, compared to 36.7% for the three-months ended September 30, 2002. The small drop in Products Division gross margins resulted primarily from a negative change in product mix within our hard armor and less lethal businesses. Excluding USDSI, our Products Division training subsidiary, the Products Division gross margins were 38.4%, compared to 39.3% reported in the same period last year.

        Gross margins in the Mobile Security Division were 26.4% in the three-months ended September 30, 2003, compared to 21.0% for the three-months ended September 30, 2002. The increase in the Mobile Security Division gross margin is primarily attributable to: 1) favorable manufacturing overhead cost absorption relating to increased manufacturing volumes in our Cincinnati manufacturing facility;

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

and 2) operational efficiencies in our Cincinnati manufacturing facility as the plant continues to reduce its per vehicle labor and material costs.

        Operating expenses. Operating expenses increased $3.1 million, or 24.3%, to $16.0 million (17.6% of total revenues) for the three months ended September 30, 2003 compared to $12.9 million (16.0% of total revenues) for the three months ended September 30, 2002.

        Products Division operating expenses increased $0.2 million, or 2.1%, to $8.2 million (16.1% of Products Division revenues) for the three months ended September 30, 2003 compared to $8.0 million (16.3% of Products Division revenues) for the three months ended September 30, 2002. This increase is due primarily to the incremental operating expenses associated with acquired businesses completed during or subsequent to the third quarter of 2002.

        Mobile Security Division operating expenses increased $925,000, or 28.8%, to $4.1 million (10.3% of Mobile Security Division revenues) for the three months ended September 30, 2003, compared to $3.2 million (10.2% of Mobile Security Division revenues) for the three months ended September 30, 2002. Excluding the increase in 2003 operating expenses resulting from the acquisition of substantially all of the assets of Trasco-Bremen on September 24, 2002, the operating expenses for the three months ended September 30, 2003, increased $0.3 million to $3.5 million (10.5% of Mobile Security Division revenues) versus $3.2 million (10.2% of Mobile Security Division revenues) in the same period in the prior year.

        Corporate operating expenses increased $2.0 million, or 125.2%, to $3.7 million (4.0% of total revenues) for the three months ended September 30, 2003 compared to $1.6 million (2.0% of total revenues) for the three months ended September 30, 2002. This increase is due primarily to increased insurance costs, increased internal audit costs necessary to comply with Sarbanes-Oxley requirements, increased legal provisions, and increased bonus provisions.

        Amortization. Amortization expense increased $10,000, or 16.1%, to $72,000 for the three months ended September 30, 2003 compared to $62,000 for the three months ended September 30, 2002. SFAS 142, which we adopted on January 1, 2002, eliminated amortization of intangible assets with indefinite lives and goodwill for all acquisitions completed after July 1, 2001, as well as for all fiscal years ending after January 1, 2002. Remaining amortization expense is related to patents and trademarks with finite lives.

        Integration and other non-recurring charges. Integration and other non-recurring charges for the three months ended September 30, 2003, totaled $368,000, compared to $1.4 million in the same period last year. The decrease in integration and other non-recurring items is primarily related to the elimination of expense associated with the 2001 acquisitions of O'Gara-Hess & Eisenhardt and Identicator. The integration and other non-recurring charges for the three months ended September 30, 2003 primarily related to the integration of Evi-Paq, B-Square, 911 Emergency Products, and Trasco-Bremen all of which were completed during or subsequent to the third quarter of 2002.

        Operating income. Operating income from continuing operations increased $2.2 million to $12.5 million for the three months ended September 30, 2003 compared to $10.3 million in the three months ended September 30, 2002 due to the factors discussed above.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

        Interest expense, net. Interest expense, net increased $1.1 million, or 330.0%, to $1.5 million for the three months ended September 30, 2003 compared to $343,000 for the three months ended September 30, 2002. This increase was due primarily to interest expense associated with the $150 million aggregate principal amount of 8.25% senior subordinated notes due 2013. On September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate for a variable rate of six-month LIBOR (1.18% at September 30, 2003), set in arrears, plus a spread of 2.735% to 2.75%.

        Other expense (income), net. Other expense (income), net, was $96,000 for the three months ended September 30, 2003, compared to other expense (income), net, of ($13,000) for the three months ended September 30, 2002.

        Income from continuing operations before provision for income taxes. Income from continuing operations before provision for income taxes increased by $934,000 to $10.9 million for the three months ended September 30, 2003 compared to $10.0 million for the three months ended September 30, 2002 due to the reasons discussed above.

        Provision for income taxes. Provision for income taxes was $4.8 million for the three months ended September 30, 2003, compared to $7.0 million for the three months ended September 30, 2002. The effective tax rate was 44.2% for the three months ended September 30, 2003, compared to 70.4% for the three months ended September 30, 2002. Our income tax rate for the full year 2003 is now estimated at 40.4%. This is an increase from the 37.4% tax rate that was utilized in the three months ended March 31, 2003, and June 30, 2003. Accordingly, we had to record an additional tax expense in the three months ended September 30, 2003. The increase in estimated tax rate was due to, among other things, the revaluation of certain intellectual property utilized in our discontinued operations to comply with tax code provisions. The increased tax expense associated with the revaluation is recorded in continuing operations as required by generally accepted accounting principles and resulted in an incremental non-cash tax expense of $635,000, for which foreign tax credits are available to offset the tax otherwise payable.

        Income from continuing operations. Income from continuing operations increased $3.1 million to $6.1 million for the three months ended September 30, 2003 compared to $3.0 million for the three months ended September 30, 2002 due to the factors discussed above.

DISCONTINUED OPERATIONS

        Services revenues. Services Division revenue increased $2.3 million, or 9.7%, to $26.0 million for the three months ended September 30, 2003 compared to $23.7 million for the three months ended September 30, 2002. Exclusive of ArmorGroup Integrated Systems, which we sold on April 17, 2003, revenue increased $6.2 million, or 31.5% to $26.0 million for the three months ended September 30, 2003 compared to $19.8 million for the three months ended September 30, 2002. This increase is due to strong performance primarily in the Middle East with strong growth coming from Iraq along with ongoing strong training revenues from the Athens Olympics build up. These are tempered by weak revenues in mine action business, investigations business and the Latin American business.

        Cost of sales. Cost of sales decreased $1.7 million, or 8.4%, to $18.1 million for the three months ended September 30, 2003 compared to $19.7 million for the three months ended September 30,

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

2002. This decrease is a result of the sale of the ArmorGroup Integrated Systems business. Exclusive of ArmorGroup Integrated Systems, cost of sales increased $3.5 million, or 24.0% to $18.1 million for the three months ended September 30, 2003 compared to $14.6 million for the three months ended September 30, 2002.

        As a percentage of total revenue, cost of sales decreased to 69.4% of total revenues for the three months ended September 30, 2003 from 83.1% for the three months ended September 30, 2002. This decease in cost of sales as a percentage of total revenue was primarily a result of the proportion of the revenue growth coming from expatriate intensive security contracts in Iraq and continued high margin training contracts.

        Operating expenses. Operating expenses decreased $3.1 million, or 39.1%, to $4.9 million (18.8% of Services revenues) for the three months ended September 30, 2003 compared to $8.0 million (33.8% of Services revenues) for the three months ended September 30, 2002. This decrease was partly due to the sale of the ArmorGroup Integrated Systems business. Exclusive of ArmorGroup Integrated Systems, operating expenses decreased $1.2 million, or 19.9% to $4.9 million for the three months ended September 30, 2003 compared to $6.1 million for the three months ended September 30, 2002. . This decrease was due to reduced foreign currency expenses and a reduction in salary costs as a result of restructuring last year.

        Charge for impairment of long-lived asset. The net charge for impairment of long-lived asset was $1.3 million for the three months ended September 30, 2003, compared to $11.9 million for the three months ended September 30, 2002. The $1.3 million net non-recurring charge was recorded to maintain the proper carrying value of our discontinued operations at $43.4 million as of September 30, 2003, which amount reflects management's continued best estimate of fair value.

        Integration and other non-recurring charges. Integration and other non-recurring charges decreased $732,000, or 87.6%, to $104,000 for the three months ended September 30, 2003 compared to $836,000 for the three months ended September 30, 2002. This decrease is primarily due to severance payments to certain personnel in the prior year.

        Operating income (loss). Operating income was $1.7 million for the three months ended September 30, 2003, compared to operating loss of ($16.7) million for the three months ended September 30, 2002 due to the factors discussed above. Operating loss from the ArmorGroup Integrated Systems business was ($15.0) million for the three months ended September 30, 2002 primarily due to the $11.9 million charge for impairment of long-lived assets. Excluding the ArmorGroup Integrated Systems business, the balance of the assets held for sale generated an operating income of $1.7 million for the three months ended September 30, 2003 compared to an operating loss of ($1.7) million for the three months ended September 30, 2002.

        Interest expense, net. Interest expense, net, decreased $16,000, or 47.1%, to $18,000 for the three months ended September 30, 2003 compared to $34,000 for the three months ended September 30, 2002. This decrease was due to reduced utilization of the Services Division's line of credit.

        Other expense, net. Other expense, net, decreased $236,000, or 92.2%, to $20,000 for the three months ended September 30, 2003, compared to other expense, net, of $256,000 for the three months

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

ended September 30, 2002. This decrease is due to reduced losses on disposal of fixed assets and other asset write-offs.

        Income (loss) from discontinued operations before provision for income taxes. Income from discontinued operations before provision for income taxes was $1.7 million for the three months ended September 30, 2003 and a loss of ($17.0) million for the three months ended September 30, 2002, due to the reasons discussed above.

        Provision for income taxes. Provision for income taxes was $1.7 million for the three months ended September 30, 2003 compared to a provision of $639,000 for the three months ended September 30, 2002. The effective tax rate for the three months ended September 30, 2003 was a provision of 99.6% compared to a provision of 3.8% for the three months ended September 30, 2002. The provision of 99.6% for the three months ended September 30, 2003, is due to unrecognized potential deferred tax assets associated with foreign subsidiaries, which recorded pretax losses in the three months of 2003. These potential tax benefits were not recognized due to the uncertainty regarding the specific subsidiary's ability to utilize the net operating loss carry-forwards in future periods. The provision for the three months ended September 30, 2003 also relates to the net impairment charge of $1.3 million, $1.1 million of which was non-deductible goodwill write-offs.

        Income (Loss) from discontinued operations. Income from discontinued operations was $6,000 for the three months ended September 30, 2003 compared to a loss from discontinued operations of ($17.7) million for the three months ended September 30, 2002 due to the factors discussed above.


NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002.

        Net income (loss). Net income (loss) increased $20.5 million to net income of $15.8 million for the nine months ended September 30, 2003 compared to a net loss of ($4.7) million for the nine months ended September 30, 2002. Net income for the nine months ended September 30, 2003 includes income from continuing operations of $14.8 million and income from discontinued operations of $983,000, compared to income from continuing operations of $13.4 million and a loss from discontinued operations of ($18.0) million for the nine months ended September 30, 2002.

CONTINUING OPERATIONS

        Products revenues. Products Division revenues increased $13.1 million, or 10.0%, to $144.1 million in the nine months ended September 30, 2003, compared to $131.0 million in the nine months ended September 30, 2002. For the nine months ended September 30, 2003, Products Division revenue increased 6.2% internally, including year over year changes in acquired businesses, and 3.8% due to the acquisitions of Speedfeed, Inc., the Foldable Products Group, Evi-Paq, Inc., B-Square, Inc. and 911 Emergency Products, Inc., all of which were completed during 2002.

        Mobile Security revenues. Mobile Security Division revenues increased $18.2 million, or 20.0% to $108.9 million in the nine months ended September 30, 2003, compared to $90.7 million in the nine months ended September 30, 2002. Mobile Security Division revenues for the nine months ended

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

September 30, 2003, increased $15.2 million due to the acquisition of substantially all of the assets of Trasco-Bremen on September 24, 2002. Excluding the $15.2 million of 2003 revenue increase relating to Trasco-Bremen, Mobile Security Division revenues increased $3.0 million, or 3.3%, in the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002.

        Cost of sales. Cost of sales increased $23.9 million, or 15.7%, to $176.4 million for the nine months ended September 30, 2003 compared to $152.5 million for the nine months ended September 30, 2002. As a percentage of total revenues, cost of sales increased to 69.7% of total revenues for the nine months ended September 30, 2003 from 68.8% for the nine months ended September 30, 2002.

        Gross margins in the Products Division were 34.5% for the nine months ended September 30, 2003, compared to 37.5% for the nine months ended September 30, 2002. The decline in Products Division's gross margins resulted primarily from: (1) an increase in "low margin" training revenues; (2) an increase in low margin gas mask sales; (3) an increase in lower margin international body armor sales produced overseas at Armor Products International; (4) lower production volumes within our less lethal, automotive, and hard armor product lines, which resulted in reduced fixed cost absorption and certain labor inefficiencies; and
(5) moving costs and labor inefficiencies at Protech associated with the relocation of its manufacturing facility. Excluding our Products training division subsidiary, the Products Division gross margins were 36.8%, compared to 39.9% reported in the same period last year.

        Gross margins in the Mobile Security Division were 24.7% in the nine months ended September 30, 2003, compared to 22.2% for the nine months ended September 30, 2002. The increase in the Mobile Security Division gross margin is primarily attributable to: 1) favorable manufacturing overhead cost absorption relating to increased manufacturing volumes at our Cincinnati manufacturing facility; and 2) operational efficiencies in our Cincinnati manufacturing facility.

        Operating expenses. Operating expenses increased $7.5 million, or 20.1%, to $44.5 million (17.6% of total revenues) for the nine months ended September 30, 2003 compared to $37.0 million (16.7% of total revenues) for the nine months ended September 30, 2002.

        Products Division operating expenses increased $1.4 million, or 6.0%, to $24.2 million (16.8% of Products Division revenues) for the nine months ended September 30, 2003 compared to $22.8 million (17.4% of Products Division revenues) for the nine months ended September 30, 2002. This increase is due primarily to the incremental operating expenses associated with acquired businesses completed during or subsequent to the third quarter of 2002.

        Mobile Security Division operating expenses increased $2.4 million, or 25.7%, to $11.6 million (10.7% of Mobile Security Division revenues) for the nine months ended September 30, 2003, compared to $9.2 million (10.2% of Mobile Security Division revenues) for the nine months ended September 30, 2002. Excluding the increase in 2003 operating expenses resulting from the acquisition of substantially all of the assets of Trasco-Bremen on September 24, 2002, the operating expenses for the nine months ended September 30, 2003, increased less than $0.4 million, versus the same period in the prior year. The increase in operating expenses was primarily due to: (1) increased expenses associated with the start-up of operations in Caracas, Venezuela in late 2002; and (2) increased insurance costs.

        Corporate operating expenses increased $3.7 million, or 74.4%, to $8.7 million (3.4% of total revenues) for the nine months ended September 30, 2003 compared to $5.0 million (2.2% of total revenues) for the nine months ended September 30, 2002. This increase is due primarily to increased insurance costs, increased internal audit costs necessary to comply with Sarbanes-Oxley requirements, increased legal provisions, and increased bonus provisions.

        Amortization. Amortization expense decreased $12,000, or 5.6%, to $201,000 for the nine months ended September 30, 2003 compared to $213,000 for the nine months ended September 30, 2002. SFAS 142, which we adopted on January 1, 2002, eliminated amortization of intangible assets with indefinite lives and goodwill for all acquisitions completed after July 1, 2001, as well as for all fiscal years ending after January 1, 2002. Remaining amortization expense is related to patents and trademarks with finite lives.

        Integration and other non-recurring charges. Integration and other non-recurring charges for the nine months ended September 30, 2003, totaled $4.6 million, compared to $4.5 million for the nine months ended September 30, 2002. The increase in integration and other non-recurring items is primarily related to a $3.3 million (including a $2.1 million non-cash charge) severance charge related to the recent departure of our former Chief Executive Officer. Excluding this $3.3 million severance charge, integration and other non-recurring charges were $1.3 million for the nine months ended September 30, 2003, a decrease of $3.2 million from the nine months ended September 30, 2002. This decrease was primarily due to the elimination of expense associated with the 2001 acquisitions of O'Gara-Hess & Eisenhardt and Identicator.

        Operating income. Operating income from continuing operations decreased $202,000 to $27.3 million for the nine months ended September 30, 2003 compared to $27.6 million in the nine months ended September 30, 2002 due to the factors discussed above.

        Interest expense, net. Interest expense, net increased $1.6 million, or 242.5% to $2.3 million for the nine months ended September 30, 2003 compared to $669,000 for the nine months ended September 30, 2002. This increase was due primarily to interest expense associated with the $150 million aggregate principal amount of 8.25% senior subordinated notes due 2013. On September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate for a variable rate of six-month LIBOR, set in arrears, plus a spread of 2.735% to 2.75%.

        Other expense (income), net. Other expense, net, was $181,000 for the nine months ended September 30, 2003, compared to other income, net, of ($77,000) for the nine months ended September 30, 2002.

        Income from continuing operations before provision for income taxes. Income from continuing operations before provision for income taxes decreased by $2.1 million to $24.9 million for the nine months ended September 30, 2003 compared to $27.0 million for the nine months ended September 30, 2002 due to the reasons discussed above.

        Provision for income taxes. Provision for income taxes was $10.0 million for the nine months ended September 30, 2003, compared to $13.6 million for the nine months ended September 30, 2002. The effective tax rate was 40.4% for the nine months ended September 30, 2003, compared to 50.5% for the nine months ended September 30, 2002 based on our current expectations of annual income amounts and jurisdictions in which such amounts are expected to be taxable. The estimated 2003 income tax rate of 40.4% is higher than the 37.4% estimated income tax rate that was utilized in the first half of 2003 due to, among other things, a taxable gain that was realized in the third quarter when certain intellectual property utilized in our discontinued operations was revalued in order to comply with tax code provisions. The impact of the incremental tax is recorded in continuing operations as required by generally accepted accounting principles, and resulted in an incremental non-cash tax expense, for which foreign tax credits are available to offset the tax otherwise payable.

        Income from continuing operations. Income from continuing operations increased $1.5 million to $14.8 million for the nine months ended September 30, 2003 compared to $13.4 million for the nine months ended September 30, 2002 due to the factors discussed above.

DISCONTINUED OPERATIONS

        Services revenues. Services Division revenue increased $1.5 million, or 2.0%, to $75.7 million for the nine months ended September 30, 2003 compared to $74.3 million for the nine months ended September 30, 2002. Exclusive of ArmorGroup Integrated Systems, which we sold on April 17, 2003, revenue increased $9.5 million, or 15.5% to $71.0 million for the nine months ended September 30, 2003 compared to $61.5 million for the nine months ended September 30, 2002. This increase is due to strong performance in the Middle East with equally strong performance by the ArmorGroup training division, which increased as a result of the Athens Olympics contract. These strong performances were tempered by weak revenues in mine action business, investigations business and the Latin American business due to a weak economy and the completion of a BP security contract in Colombia in the second quarter of 2002.

        Cost of sales. Cost of sales decreased $2.4 million, or 4.3%, to $53.4 million for the nine months ended September 30, 2003 compared to $55.8 million for the nine months ended September 30, 2002. This decrease is a result of the sale of the ArmorGroup Integrated Systems business. Exclusive of ArmorGroup Integrated Systems, cost of sales increased $5.2 million, or 12.1%, to $48.3 million for the nine months ended September 30, 2003 compared to $43.1 million for the nine months ended September 30, 2002.

        As a percentage of total revenue, cost of sales decreased to 70.6% of total revenues for the nine months ended September 30, 2003 from 75.2% for the nine months ended September 30, 2002. This decrease in cost of sales as a percentage of total revenue was primarily due to (1) the sale of the Integrated Systems Division, which operates on lower margins than the rest of the Services Division; (2) high margins achieved by the Training Division; and (3) new contracts in the Middle East at higher than average margins.

        Operating expenses. Operating expenses decreased $6.3 million, or 27.8%, to $16.3 million (21.5% of total revenues) for the nine months ended September 30, 2003 compared to $22.6 million (30.4% of total revenues) for the nine months ended September 30, 2002. This decrease was primarily due to the sale of the ArmorGroup Integrated Systems business. Exclusive of ArmorGroup Integrated Systems, operating expenses decreased $3.1 million, or 16.6%, to $15.8 million for the nine months ended September 30, 2003 compared to $18.9 million for the nine months ended September 30, 2002. The nine months ended September 30, 2003 has benefited from no depreciation being charged as a result of the assets being held out for sale in accordance with SFAS 144 " Accounting for Impairment or Disposal of Long-Lived Assets," currency movement costs being less than prior year, and a reduction in salary costs as result of restructuring taken last year.

        Charge for impairment of long-lived asset. The net charge for impairment of long-lived asset was $1.3 million for the nine months ended September 30, 2003 compared to $11.9 million for the nine months ended September 30, 2002. The $1.3 million net non-recurring charge was recorded to maintain

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

the proper carrying value of our discontinued operations at $43.4 million as of September 30, 2003, which amount reflects management's continued best estimate of fair value.

        Integration and other non-recurring charges. Integration and other non-recurring charges decreased $627,000, or 51.2%, to $598,000 for the nine months ended September 30, 2003 compared to $1.2 million for the nine months ended September 30, 2002. This decrease is primarily due to severance payments to certain personnel in the prior year.

        Operating income (loss). Operating income (loss) was $4.1 million for the nine months ended September 30, 2003, compared to operating loss of ($17.3) million for the nine months ended September 30, 2002 due to the factors discussed above. Operating loss from the ArmorGroup Integrated Systems business, which was sold on April 17, 2003, was ($987,000) for the period ended April 17, 2003, compared to an operating loss of ($15.6) million for the nine months ended September 30, 2002 due to the factors discussed above. Excluding the ArmorGroup Integrated Systems business, the balance of the assets held for sale generated an operating income of $5.1 million for the nine months ended September 30, 2003 compared to an operating loss of ($1.7) million for the nine months ended September 30, 2002.

        Interest expense, net. Interest expense, net decreased $56,000, or 44.1%, to $71,000 for the nine months ended September 30, 2003 compared to $127,000 for the nine months ended September 30, 2002. This decrease was due to reduced utilization of the Services Division's line of credit.

        Other expense (income), net. Other expense (income), net, was $472,000 for the nine months ended September 30, 2003, compared to other expense (income), net of $200,000 for the nine months ended September 30, 2002. The net increase in expense was a result of a pre-tax loss of $366,000 on the sale of our ArmorGroup Integrated System business on April 17, 2003.

        Income (loss) from discontinued operations before provision for income taxes. Income (loss) from discontinued operations before provision for income taxes was $3.6 million for the nine months ended September 30, 2003 and ($17.6) million for the nine months ended September 30, 2002, due to the reasons discussed above.

        Provision for income taxes. Provision for income taxes was $2.6 million for the nine months ended September 30, 2003 compared to a provision of $421,000 for the nine months ended September 30, 2002. The effective tax rate for the nine months ended September 30, 2003 was a provision of 72.6% compared to a provision of 2.4% for the nine months ended September 30, 2002. The provision of 72.6% for the nine months ended September 30, 2003, is due to unrecognized potential deferred tax assets associated with foreign subsidiaries, which recorded pretax losses in the nine months of 2003. These potential tax benefits were not recognized due to the uncertainty regarding the specific subsidiary's ability to utilize the net operating loss carry-forwards in future periods. The provision for the nine months ended September 30, 2003 also relates to the net impairment charge of $1.3 million, $1.1 million of which was non-deductible goodwill write-offs.

        Income (loss) from discontinued operations. Income (loss) from discontinued operations was $983,000 for the nine months ended September 30, 2003 compared to a loss from discontinued operations of ($18.0) million for the nine months ended September 30, 2002 due to the factors discussed above.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

        On August 12, 2003, we terminated our prior credit facility and enter into a new secured revolving credit facility (the "Credit Facility") with Bank of America N.A., Wachovia Bank, National Association and a syndicate of other financial institutions arranged by Bank of America Securities LLC. The Credit Facility consists of a five-year revolving credit facility and, among other things, provides for (i) total maximum borrowings of $60 million, (ii) a $25 million sub-limit for the issuances of standby and commercial letters of credit,
(iii) a $5 million sub-limit for swing-line loans, and (iv) a $5 million sub-limit for multi-currency borrowings. All borrowings under the Credit Facility will bear interest at either (i) a rate equal to LIBOR, plus an applicable margin ranging from 1.125% to 1.625%, (ii) an alternate base rate which will be the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus .50%, or (iii) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125% to 1.625%, depending on certain conditions. The Credit Facility is guaranteed by certain of our direct and indirect domestic subsidiaries and is collateralized by, among other things (i) a pledge of all of the issued and outstanding shares of stock or other equity interests of certain of our direct and indirect domestic subsidiaries, (ii) a pledge of 65% of the issued and outstanding voting shares of stock or other voting equity interests of certain of our direct and indirect foreign subsidiaries, (iii) a pledge of 100% of the issued and outstanding nonvoting shares of stock or other nonvoting equity interests of certain of our direct and indirect foreign subsidiaries, and (iv) a first priority perfected security interest on certain of our domestic assets and certain domestic assets of certain of our direct and indirect subsidiaries that will become guarantors of our obligations under the new credit facility, including, among other things, accounts receivable, inventory, machinery, equipment, certain contract rights, intellectual property rights and general intangibles.

        As of September 30, 2003 we were in compliance with all of our negative and affirmative covenants.

        On August 12, 2003, we completed a private placement of $150 million aggregate principal amount of 8.25% Senior Subordinated Notes due 2013 (the "Notes"). The Notes are guaranteed by certain of our domestic subsidiaries on a senior subordinated basis. The Notes have been sold to qualified institutional buyers in reliance on Rule 144A of the Securities Act of 1933 and to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933. The Notes were rated B1/B+ by Moody's Investors' Service and Standard & Poor's Rating Services, respectively. We intend to use the net proceeds of the offering to fund future acquisitions, including our pending acquisition of Simula, Inc., repay a portion of our outstanding debt and for general corporate and working capital purposes, including the funding of capital expenditures.

         On September 2, 2003, we entered into interest rate swap agreements, designated as a fair value hedge as defined under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedge Activities," (SFAS 133) with a notional amount totaling $150 million. The agreements were entered to exchange the fixed interest rate on the Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth of February and August. The agreements are subject to other terms and conditions common to transactions of this type. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, the other assets on the Condensed Consolidated Balance

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

Sheets as of September 30, 2003 increased by $8.0 million, which reflected an increase in the fair value of the interest rate swap agreements. The corresponding increase in the hedge liability was recorded in long-term debt. The agreements are deemed to be a perfectly effective fair value hedge and therefore qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

        In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time depending upon market conditions and other factors, of up to an additional 4.4 million shares. During the three-months ended September 30, 2003 no additional shares were repurchased.

        Through September 30, 2003, we repurchased 3.8 million shares of our common stock under the stock repurchase program at an average price of $12.49 per share, leaving us with the ability to repurchase up to 3.8 million additional shares of common stock. At September 30, 2003, we had 28,147,466 shares of common stock outstanding.

        We expect to continue our policy of repurchasing our common stock from time to time. In addition, our Credit Facility permits us to repurchase shares of our common stock with no limitation if our ratio of Consolidated Total Indebtedness to Consolidated EBITDA (as such terms are defined in the Credit Facility) for any rolling twelve-month period is less than 1.00 to 1. At ratios greater than 1.00 to 1 our credit agreement limits our ability to repurchase shares at $15.0 million. This basket resets to $0 each time the ratio is less than 1.0 to 1.

        Working capital for continuing operations was $230.2 million and $89.0 million as of September 30, 2003 and December 31, 2002, respectively.

        Our fiscal 2003 capital expenditures for continuing operations are expected to be approximately $8.4 million, of which we have spent approximately $5.6 million through the nine months ended September 30, 2003. Our fiscal 2003 capital expenditures for discontinued operations are expected to be approximately $4.0 million, of which we have already spent approximately $2.8 million through the nine months ended September 30, 2003. Such expenditures include leasehold improvements, information technology and communications infrastructure equipment and software, and manufacturing machinery and equipment.

        We anticipate that the cash generated from operations, proceeds from the sale of the Notes and the sale of discontinued operations, cash on hand and available borrowings under the Credit Facility will enable us to meet liquidity, working capital and capital expenditure requirements during the next twelve months. We may, however, require additional financing to pursue our strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As a result of our global operating and financial activities, we are exposed to changes in raw material prices, interest rates and foreign currency exchange rates, which may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in raw material prices, interest rates, and foreign currency exchange rates through our regular operating and financing activities. We have entered into interest rate swap agreements to reduce our overall interest expense. We do not utilize financial instruments for trading purposes.

MARKET RATE RISK

        The following discussion about our market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security price risk.

        Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relate primarily to borrowings under our $150 million senior subordinated notes, our credit facilities and our short-term monetary investments. To the extent that, from time to time, we hold short-term money market instruments, there is a market rate risk for changes in interest rates on such instruments. To that extent, there is inherent rollover risk in the short-term money market instruments as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. However, there is no risk of loss of principal in the short-term money market instruments, only a risk related to a potential reduction in future interest income.

        On September 2, 2003, we entered into interest rate swap agreements in which we effectively exchanged the $150 million fixed rate 8.25% interest on the senior notes for variable rates in the notional amount of $80 million, $50 million, and $20 million at six-month LIBOR, set in arrears, plus 2.75%, 2.75%, and 2.735%, respectively. The agreement involves receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The variable interest rates are fixed semi-annually on the fifteen day of February and August. The six-month LIBOR rate was 1.24% on November 6, 2003. The maturity dates of the interest rate swap agreements match those of the underlying debt. Our objective for entering into these interest rate swaps were to reduce our exposure to changes in the fair value of senior notes and to obtain variable rate financing at an attractive cost. Changes in the six month LIBOR would affect our earnings either positively or negatively. An assumed 100 basis point increase in the six month LIBOR would increase our interest obligations under the interest rate swaps by approximately $750,000 for a six month period.

        In accordance with SFAS 133, we designated the interest rate swap agreements as perfectly effective fair value hedges and, accordingly, use the short-cut method of evaluating effectiveness. As permitted by the short-cut method, the change in fair value of the interest rate swaps will be reflected in earnings and an equivalent amount will be reflected as a change in the carrying value of the swaps, with an offset to earnings. There is no ineffectiveness to be recorded. On September 30, 2003, we recorded the fair value of the interest rate swap agreements of $8.0 million and recorded the corresponding fair value adjustment to the 8.25% senior subordinated notes in long-term debt and other assets sections of the Condensed Consolidated Balance Sheets, respectively.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS -
CONTINUED

         We are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. However, counterparties to these agreements are major financial institutions and the risk of loss due to nonperformance is considered by management to be minimal. We do not hold or issue interest rate swap agreements or other derivative instruments for trading purposes.

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


ITEM 4. CONTROLS AND PROCEDURES

        We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we must disclose in our reports filed under the Securities and Exchange Act is communicated and processed in a timely manner. Warren B. Kanders, Chairman and Chief Executive Officer, and Robert R. Schiller, Chief Operating Officer and Chief Financial Officer, participated in this evaluation.

        Based on such evaluation, Mr. Kanders and Mr. Schiller concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective, except as noted in the next paragraph. During the quarter covered by this report, there have not been any significant changes in our internal controls or in other factors that could significantly affect those controls except as indicated in the next paragraph.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

         On or about March 22, 2002, O'Gara-Hess & Eisenhardt Armoring Company (OHEAC), one of our subsidiaries, received a civil subpoena from the Department of Defense (DOD) requesting documents and information concerning various quality control documentation regarding parts delivered by its subcontractors and vendors in support of the HMMWV armored at its Fairfield, Ohio facility for the period October 1, 1999 through May 1, 2001. OHEAC has complied fully with the subpoena. In early 2003, OHEAC was advised that the Department of Justice (DOJ) was also investigating separate claims against OHEAC filed by individuals that involve the same time frame and issues covered by the DOD subpoena. OHEAC has learned that the DOJ investigation relates to a certain unidentified action filed under the federal False Claims Act pursuant to which the United States government may intervene and recover damages. OHEAC has fully responded to, and cooperated with, the government's questions and investigation. The DOJ has since notified OHEAC that it has declined to intervene in the case. On September 30, 2003, the action filed under the federal False Claims Act was voluntarily withdrawn without prejudice.

        In October 2002, we were sued in the United States District Court for the District of Wyoming. The plaintiffs in that lawsuit asserted various state law tort claims and federal environmental law claims under the Resource Conservation and Recovery Act and the Clean Air Act stemming from one of our subsidiaries' Casper, Wyoming tear gas plant. The plaintiffs have not yet quantified their alleged damages. The plaintiffs filed their suit as a potential class action. On June 19, 2003, the court denied plaintiff's motion for class certification. The alleged actions took place over time periods during which we were covered by different insurance policies. We have notified our insurance carriers of the suit. Our prior insurance carrier has agreed, under a full reservation of rights, including with respect to any liability which relates to the time its policy was in effect, to provide a defense and to address the question of liability indemnification in the future. Our current insurance carrier has declined defense and indemnification coverage. While we do not carry specific environment insurance coverage, we have reserved the right to challenge our insurance carrier's determination. The case is currently pending, and while we are contesting the allegations vigorously, we are unable to predict the outcome of this matter. At this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

        Reference is made to Part I, Item 3, Legal Proceedings, in our Annual Form Report on 10-K for the year ended December 31, 2002, and Part II, Item 1, Legal Proceedings in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 for a description of other legal proceedings.

ITEM 5. OTHER INFORMATION

        On July 26, 2003, we awarded Warren B. Kanders, our Chairman and Chief Executive Officer, a stock bonus award of 200,000 shares of our common stock in accordance with his amended employment agreement. On November 4, 2003, we awarded Robert R. Schiller, our Chief Operating Officer and Chief Financial Officer, a stock bonus award of 150,000 shares of our common stock in accordance with his amended employment agreement. On November 11, 2003, our stock price closed above $20 for the fifth consecutive trading day, which caused the complete vesting of the stock bonus awards. The complete vesting of the stock bonus awards results in a charge of $7.3 million, which will be recorded in the three months ended December 31, 2003. The payment of the stock bonus awards to Messrs. Kanders and Schiller will be deferred for a period of five years after November 11, 2003, subject to acceleration under certain circumstances as set forth in their respective employment agreements, as amended.

         On September 2, 2003, we entered into a definitive Agreement and Plan of Merger to acquire Simula, Inc., for $110.5 million, subject to adjustment based on various factors, payable in cash or, at our option, in a combination of cash and registered shares of our common stock. Upon consummation of the acquisition, we will acquire all of the outstanding common stock of Simula, retire Simula's outstanding indebtedness, and assume all liabilities of Simula. The Agreement provides for a good faith deposit, payment of a break-up fee if Simula accepts a competing offer, and other terms customary for similar transactions. The acquisition is subject to, among other conditions, the approval of Simula's stockholders. In connection with the acquisition, we registered approximately 2.3 million shares of common stock on a Form S-4 with the Securities and Exchange Commission. The registration statement was declared effective on November 10, 2003. We anticipate completion of the acquisition in the fourth quarter of 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following exhibits are filed as part of this quarterly report on Form 10-Q.

10.1 Amendment No. 2 dated November 4, 2003 to the Employment Agreement between Armor Holdings, Inc. and Warren B. Kanders.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

10.2 Amendment dated November 4, 2003 to the Employment Agreement between Armor Holdings, Inc. and Robert Schiller.

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

(b)     Reports on Form 8-K.

        Form 8-K filed on August 13, 2003, relating to a press release, issued on August 12, 2003, announcing our earnings for the six-month period ended June 30, 2003

        Form 8-K filed on August 8, 2003, announcing an amendment of Warren B. Kanders', our Chief Executive Officer, employment agreement, the pricing of a private placement of $150 million aggregate principal amount of 8.25% Senior Subordinated Notes due 2013, and the entering into a new secured revolving credit facility

        Form 8-K filed on July 24, 2003, announcing our anticipated revenues and earnings before taxes from continuing operations for the three-month period ended June 30, 2003

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ARMOR HOLDINGS, INC.

                        /s/ Warren B. Kanders
                        ----------------------------------
                        Warren B. Kanders
                        Chairman and Chief Executive Officer
                        Dated:  November 17, 2003

                        /s/ Robert R. Schiller
                        -------------------------------------
                        Robert R. Schiller
                        Chief Operating Officer and Chief Financial Officer
                        Dated: November 17, 2003