Form 10-K
period 2003-12-31
ARMOR HOLDINGS INC
filed 2004-03-15
CIK 845752

      =====================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______


                         COMMISSION FILE NUMBER 0-18863

                                -----------------

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

         Yes [ x ]   No [  ]



         The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing sale price of the Common Stock on the New York Stock Exchange on such date) was $369,446,455.

         The number of shares of the Registrant's Common Stock outstanding as of March 5, 2004 was 28,542,987.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our Annual Meeting of Stockholders to be held on June, 22, 2004, are incorporated by reference into Part III hereof.

                              TABLE OF CONTENTS AND
                              CROSS REFERENCE SHEET


                                                                               Page Number
                                                                               -----------

PART I                 Forward Looking Statements                                      3
                       Factors That May Affect Our Future Business                     3
              Item 1.  Description of Business                                         10
                       Company Overview                                                10
                       Material Developments                                           11
                       Industry Overview                                               12
                       Information Concerning Business Segments and
                       Geographical Sales                                              13
                       Business Strengths                                              14
                       Growth Strategy                                                 15
                       Acquisitions                                                    16
                       Products                                                        16
                       Customers                                                       22
                       Marketing and Distribution                                      23
                       Product Manufacturing and Raw Materials                         24
                       Backlog                                                         25
                       Competition                                                     25
                       Employees                                                       26
                       Patents and Trademarks                                          26
                       Government Regulation                                           27
                       Environmental Matters                                           27
                       Available Information                                           27
                       Discontinued Operations                                         28

              Item 2.  Properties                                                      29
              Item 3.  Legal Proceedings                                               30
              Item 4.  Submission of Matters to a Vote of Security Holders             32


PART II       Item 5.  Market for Registrant's Common Equity and Related
                       Stockholder Matters                                             33

              Item 6.  Selected Financial Data                                         34

              Item 7.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                             35

              Item 7A. Quantitative and Qualitative Disclosures About
                       Market Risk                                                     53

              Item 8.  Financial Statements and Supplementary Data                     54

              Item 9.  Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                             54

              Item 9A.  Controls and Procedures                                        54

PART III                                                                               55

PART IV       Item 15.  Exhibits, Financial Statements and Schedules,
                        and Reports on Form 8-K                                        56

                                     PART I

FORWARD LOOKING STATEMENTS

We believe that it is important to communicate our expectations to our investors. Accordingly, this report contains discussion of events or results that have not yet occurred or been realized. You can identify this type of discussion, which is often termed "forward-looking statements", by such words and phrases as "expects", "anticipates", "intends", "plans", "believes", "estimates" and "could be". Execution of acquisition or divestiture strategies, expansion of product lines and increase of distribution networks or product sales are examples of issues whose future success may be difficult to predict. You should read forward-looking statements carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other expectations of future performance. The actions of current and potential new competitors, changes in technology, seasonality, business cycles and new regulatory requirements are examples of factors that impact greatly upon strategies and expectations and are outside our direct control. There may be events in the future that we are not able accurately to predict or to control. Any cautionary language in this report, and the risk factors set forth below, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations we express in our forward-looking statements.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any of the following risks occur, our business, operating results, liquidity and financial condition could be materially adversely affected. In such case, the trading price of our securities could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR INDUSTRY

THE PRODUCTS WE SELL ARE INHERENTLY RISKY AND COULD GIVE RISE TO PRODUCT LIABILITY AND OTHER CLAIMS.

The products that we manufacture are typically used in applications and situations that involve high levels of risk of personal injury. Failure to use our products for their intended purposes, failure to use them properly, their malfunction, or, in some limited circumstances, even correct use of our products, could result in serious bodily injury or death. Our products include: body armor and plates designed to protect against ballistic and sharp instrument penetration; less-lethal products such as less-lethal munitions, pepper sprays, distraction devices and flameless expulsion grenades; various models of police batons; rotary and fixed-wing aircraft seating systems; parachutes; vehicle and hard armoring systems; and police duty gear.

Claims have been made and are pending against certain of our subsidiaries, involving permanent physical injury and death caused by self-defense sprays and other munitions intended to be less-lethal. In addition, the manufacture and sale of certain less-lethal products may be the subject of product liability claims arising from the design, manufacture or sale of such goods. If these claims are decided against us and we are found to be liable, we may be required to pay substantial damages and our insurance costs may increase significantly as a result. Also, a significant or extended lawsuit, such as a class action, could also divert significant amounts of management's time and attention. We cannot assure you that our insurance coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, that we will be able to obtain it at a reasonable cost. Our cost of obtaining insurance coverage has risen substantially since September 11, 2001. Any material uninsured loss could have a material adverse effect on our business, financial condition and results of operations. In addition, the inability to obtain product liability coverage would prohibit us from bidding for orders from certain governmental customers since, at present, many bids from governmental entities require such coverage, and any such inability would have a material adverse effect on our business, financial condition and results of operations.

Both private claimants and State Attorneys General have already commenced legal action against Second Chance Body Armor based upon its Ultima(R) and Ultimax(R) model vests. Second Chance Body Armor licenses from Simula, one of our indirect subsidiaries, a certain patented technology which is used in some of the body armor it manufactures, but to our knowledge, no lawsuit has yet been brought against Second Chance Body

Armor based upon this licensed technology, although a letter was received by Simula from an attorney representing a police officer who was injured while wearing a Second Chance Body Armor vest alleging potential liability against Simula. In addition, the U.S. Attorney General has asked the U.S. Department of Justice to investigate the claims regarding the Zylon(R) vests. As Simula has licensed its technology to Second Chance Body Armor, it may be impacted by the pending claims against Second Chance Body Armor and the investigation being conducted by the U.S. Department of Justice. If Simula is included in the claims pending against Second Chance Body Armor and the investigation being conducted by the U.S. Department of Justice, we cannot assure you that any judgment, settlement or resolution against Simula will not have a material adverse effect on Simula's business, financial condition and results of operations.

The National Institute of Justice (NIJ) is engaged in an ongoing inquiry and investigation of bullet-resistant vests and the protocol for testing used vests, as well as the reliability of Zylon and other fibers. We have consulted with and cooperated fully with the NIJ in this endeavor. To date, the NIJ has embarked only in its first phase of testing, which entails vests that have been heavily worn or exposed to adverse conditions, and which involves the ballistic standard applicable to new vests. Although some of the vests tested, including ours, experienced some level of penetration, the NIJ specifically warned against the misuse and misinterpretation of these results, emphasizing that the data produced so far is preliminary in nature, applies to a very small sample size and therefore it is not possible to draw any statistically-based conclusions from these results. The NIJ will continue to conduct further testing and analyze these issues in order to determine if any conclusions can be reached as to the performance and reliability of aged vests. We have requested the NIJ to provide us with its testing data, and we intend to evaluate and review the NIJ results in our continuing effort to assist the NIJ in developing uniform standards for certification of new vests and the testing of used vests. The NIJ continues to encourage law enforcement officers to wear body armor, in light of the fact that "the lives of more than 2,700 law enforcement officers have been saved by the use of bullet-resistant body armor over the past 30 years."

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND OUR FAILURE OR INABILITY TO COMPLY WITH THESE REGULATIONS COULD MATERIALLY RESTRICT OUR OPERATIONS AND SUBJECT US TO SUBSTANTIAL PENALTIES.

We are subject to federal licensing requirements with respect to the sale in foreign countries of certain of our products. In addition, we are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our operations and workplace, including regulations promulgated by, among others, the U.S. Departments of Commerce, State and Transportation, the Federal Aviation Administration, the U.S. Environmental Protection Agency and the U.S. Bureau of Alcohol, Tobacco and Firearms. The U.S. Bureau of Alcohol, Tobacco, and Firearms also regulates us as a result of our manufacturing of certain destructive devices and by the use of ethyl alcohol in certain products. We also ship hazardous goods, and in doing so, must comply with the regulations of the U.S. Department of Transportation for packaging and labeling. Additionally, the failure to obtain applicable governmental approval and clearances could adversely affect our ability to continue to service the government contracts we maintain. Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. We are also subject to routine audits to assure our compliance with these requirements. We have become aware that we are not in full compliance with certain regulations governing the export of equipment and related technology used for military purposes that are applicable to certain of our products. We have undertaken steps to comply with these regulations and to help ensure compliance in the future. We do not believe that such noncompliance will have a material adverse effect on our business. In addition, a number of our employees involved with certain of our federal government contracts are required to obtain specified levels of security clearances. Our business may suffer if we or our employees are unable to obtain the security clearances that are needed to perform services contracted for the Department of Defense, one of our major customers. Our failure to comply with these contract terms, rules or regulations could expose us to substantial penalties, including the loss of these contracts and disqualification as a U.S. government contractor.

Like other companies operating internationally, we are subject to the Foreign Corrupt Practices Act and other laws which prohibit improper payments to foreign governments and their officials by U.S. and other business entities. We operate in countries known to experience endemic corruption. Our extensive operations in such countries creates the risk of an unauthorized payment by one of our employees or agents which would be in violation of various laws including the Foreign Corrupt Practices Act. Violations of the Foreign Corrupt Practices Act may result in severe criminal penalties which could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE SIGNIFICANT INTERNATIONAL OPERATIONS AND ASSETS AND ARE THEREFORE SUBJECT TO ADDITIONAL FINANCIAL AND REGULATORY RISKS.

We sell our products in foreign countries and seek to increase our level of international business activity. Our overseas operations are subject to various risks, including: U.S.-imposed embargoes of sales to specific countries (which could prohibit sales of our products there); foreign import controls (which may be arbitrarily imposed and enforced and which could interrupt our supplies or prohibit customers from purchasing our products); exchange rate fluctuations; dividend remittance restrictions; expropriation of assets; war, civil uprisings and riots; government instability; the necessity of obtaining government approvals for both new and continuing operations; and legal systems of decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied.

One component of our strategy is to expand our operations into selected international markets. Military procurement, for example, has traditionally had a large international base. Countries in which we are actively marketing include Germany, Canada, France, Italy, the United Kingdom, Norway, Japan, India, Korea and Australia. We, however, may be unable to execute our business model in these markets or new markets. Further, foreign providers of competing products and services may have a substantial advantage over us in attracting consumers and businesses in their country due to earlier established businesses in that country, greater knowledge with respect to the cultural differences of consumers and businesses residing in that country and/or their focus on a single market. We expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international products and services. In pursuing our international expansion strategy, we face several additional risks, including:

       o foreign laws and regulations, which may vary country by country, that may impact how we conduct our business;
       o higher costs of doing business in foreign countries, including different employment laws;
       o potential adverse tax consequences if taxing authorities in different jurisdictions worldwide disagree with their interpretation of various tax laws or their determinations as to the income and expenses attributable to specific jurisdictions, which could result in our paying additional taxes, interest and penalties;
       o technological differences that vary by marketplace, which we may not be able to support;
       o longer payment cycles and foreign currency fluctuations;
       o economic downturns; and
       o revenue growth outside of the United States may not continue at the same rate if it is determined that we have already launched our products and services in the most significant markets.

We may also be subject to unanticipated income taxes, excise duties, import taxes, export taxes or other governmental assessments. In addition, a percentage of the payments to us in our international markets are often in local currencies. Although most of these currencies are presently convertible into U.S. dollars, we cannot be sure that convertibility will continue. Even if currencies are convertible, the rate at which they convert is subject to substantial fluctuation. Our ability to transfer currencies into or out of local currencies may be restricted or limited. Any of these events could result in a loss of business or other unexpected costs which could reduce revenue or profits and have a material adverse effect on our business, financial condition and results of operations.

We routinely operate in areas where local government policies regarding foreign entities and the local tax and legal regimes are often uncertain, poorly administered and in a state of flux. We cannot, therefore, be certain that we are in compliance with, or will be protected by, all relevant local laws and taxes at any given point in time. A subsequent determination that we failed to comply with relevant local laws and taxes could have a material adverse effect on our business, financial condition and results of operations. One or more of these factors could adversely effect our future international operations and, consequently, could have a material adverse effect on our business, financial condition and results of operation.

RISKS RELATED TO OUR BUSINESS

MANY OF OUR CUSTOMERS HAVE FLUCTUATING BUDGETS WHICH MAY CAUSE SUBSTANTIAL FLUCTUATIONS IN OUR RESULTS OF OPERATIONS.

Customers for our products include federal, state, municipal, foreign and military, law enforcement and other governmental agencies. Government tax revenues and budgetary constraints, which fluctuate from time to time, can affect budgetary allocations for these customers. Many domestic and foreign government agencies have in the past experienced budget deficits that have led to decreased spending in defense, law enforcement and other military and security areas. Our results of operations may be subject to substantial period-to-period fluctuations because of these and other factors affecting military, law enforcement and other governmental spending. A reduction of funding for federal, state, municipal, foreign and other governmental agencies could have a material adverse effect on sales of our products and our business, financial condition and results of operations.

THE LOSS OF, OR A SIGNIFICANT REDUCTION IN, U.S. MILITARY BUSINESS WOULD HAVE A MATERIAL ADVERSE EFFECT ON US.

U.S. military contracts account for a significant portion of our business. The U.S. military funds these contracts in annual increments. These contracts require subsequent authorization and appropriation that may not occur or that may be greater than or less than the total amount of the contract. Changes in the U.S. military's budget, spending allocations, and the timing of such spending could adversely affect our ability to receive future contracts. None of our contracts with the U.S. military have a minimum purchase commitment and the U.S. military generally has the right to cancel its contracts unilaterally without prior notice. We are the sole-source provider to the U.S. military for up-armoring of the U.S. military's High Mobility Multipurpose Wheeled Vehicles ("HMMWVs"). The HMMWVs are manufactured by AM General Corporation under separate U.S. military contracts. Should production or deliveries of HMMWVs be significantly interrupted, or should other single source suppliers significantly interrupt deliveries of our components for up-armoring the HMMWVs, we will not be able to deliver such up-armoring systems for the HMMWVs to the U.S. military on schedule, which could have a material adverse effect on our business, financial condition and results of operations. We also manufacture for the U.S. military helicopter seating systems, aircraft and land vehicle armor systems, protective equipment for military personnel and other technologies used to protect soldiers in a variety of life-threatening or catastrophic situations. The loss of, or a significant reduction in,

U.S. military business for our helicopter seating systems, aircraft and land vehicle armor systems and other protective equipment could have a material adverse effect on our business, financial condition and results of operations.

WE MAY LOSE MONEY OR GENERATE LESS THAN EXPECTED PROFITS ON OUR FIXED-PRICE CONTRACTS.

Some of our government contracts provide for a predetermined, fixed price for the products we make regardless of the costs we incur. Therefore, fixed-price contracts require us to price our contracts by forecasting our expenditures. When making proposals for fixed-price contracts, we rely on our estimates of costs and timing for completing these projects. These estimates reflect management's judgments regarding our capability to complete projects efficiently and timely. Our production costs may, however, exceed forecasts due to unanticipated delays or increased cost of materials, components, labor, capital equipment or other factors. Therefore, we may incur losses on fixed price contracts that we had expected to be profitable, or such contracts may be less profitable than expected, which could have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS IS SUBJECT TO VARIOUS LAWS AND REGULATIONS FAVORING THE U.S. GOVERNMENT'S CONTRACTUAL POSITION, AND OUR FAILURE TO COMPLY WITH SUCH LAWS AND REGULATIONS COULD HARM OUR OPERATING RESULTS AND PROSPECTS.

As a contractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of the federal government contracts that affect how we do business with our clients and may impose added costs on our business. These rules generally favor the U.S. government's contractual position. For example, these regulations and laws include provisions that subject contracts we have been awarded to:

        o protest or challenge by unsuccessful bidders; and
        o unilateral termination, reduction or modification by the government.

The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the U.S. Department of Defense. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management's attention. Our failure to comply with these or other laws and regulations could result in contract termination, suspension or debarment from contracting with the federal government, civil fines and damages and criminal prosecution and penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.

OUR MARKETS ARE HIGHLY COMPETITIVE AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, WE WILL BE ADVERSELY AFFECTED.

The markets in which we operate include a large number of competitors ranging from small businesses to multinational corporations and are highly competitive. Competitors who are larger, better financed and better known than us may compete more effectively than we can. In order to stay competitive in our industry, we must keep pace with changing technologies and client preferences. If we are unable to differentiate our services from those of our competitors, our revenues may decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address client needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can. There is also a significant industry trend towards consolidation, which may result in the emergence of companies which are better able to compete against us.

THERE ARE LIMITED SOURCES FOR SOME OF OUR RAW MATERIALS WHICH MAY SIGNIFICANTLY CURTAIL OUR MANUFACTURING OPERATIONS.

The raw materials that we use in manufacturing ballistic resistant garments and up-armored vehicles include: SpectraShield, a patented product of Honeywell, Inc.; Z-Shield, a patented product of Honeywell, Inc.; Zylon, a patented product of Toyobo Co., Ltd.; Kevlar, a patented product of E.I. du Pont de Nemours Co., Inc., or DuPont; and Twaron, a patented product of Akzo-Nobel Fibers, B.V. We purchase these materials in the form of woven cloth from five independent weaving companies. In the event Du Pont or its licensee in Europe cease, for any reason, to produce or sell Kevlar to us, we would utilize these other ballistic resistant materials as a substitute.

However, none of SpectraShield, Twaron, Z-Shield or Zylon is expected to become a complete substitute for Kevlar in the near future. We enjoy a good relationship with our suppliers of Kevlar, SpectraShield, Twaron, Z-Shield and Zylon. The use of Zylon and Z-Shield in the design of ballistic resistant vests is a recent technological advancement that is subject to continuing development and study. Toyobo is the only producer of Zylon, and Honeywell is the only producer of Z-Shield. Should these materials become unavailable for any reason, we would be unable to replace them with materials of like weight and strength. Thus, if our supply of any of these materials were materially reduced or cut off or if there was a material increase in the prices of these materials, our manufacturing operations could be adversely affected and our costs increased, and our business, financial condition and results of operations could be materially adversely affected.

WE MAY BE UNABLE TO COMPLETE OR INTEGRATE ACQUISITIONS EFFECTIVELY, IF AT ALL, AND AS A RESULT MAY INCUR UNANTICIPATED COSTS OR LIABILITIES OR OPERATIONAL DIFFICULTIES.

We intend to grow through the acquisition of businesses and assets that will complement our current businesses. We cannot be certain that we will be able to identify attractive acquisition targets, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. Furthermore, we may have to divert our management's attention and our financial and other resources from other areas of our business. Our inability to implement our acquisition strategy successfully may hinder the expansion of our business. Because we depend in part on acquiring new businesses and assets to develop and offer new products, failure to implement our acquisition strategy may also adversely affect our ability to offer new products in line with industry trends.

We may not be successful in integrating acquired businesses into our existing operations. Integration may result in unanticipated liabilities or unforeseen operational difficulties, which may be material, or require a disproportionate amount of management's attention. Acquisitions may result in us incurring additional indebtedness or issuing preferred stock or additional common stock. Competition for acquisition opportunities in the industry may rise, thereby increasing our cost of making acquisitions or causing us to refrain from making further acquisitions. In addition, the terms and conditions of our secured revolving credit facility and the indenture governing our 8 1/4% notes impose restrictions on us that, among other things, restrict our ability to make acquisitions.

OUR RESOURCES MAY BE INSUFFICIENT TO MANAGE THE DEMANDS IMPOSED BY OUR GROWTH.

We have rapidly expanded our operations, and this growth has placed significant demands on our management, administrative, operating and financial resources. The continued growth of our customer base, the types of services and products offered and the geographic markets served can be expected to continue to place a significant strain on our resources. In addition, we cannot easily identify and hire personnel qualified both in the provision and marketing of our security services and products. Our future performance and profitability will depend in large part on our ability to attract and retain additional management and other key personnel; our ability to implement successful enhancements to our management, accounting and information technology systems; and our ability to adapt those systems, as necessary, to respond to growth in our business.

WE ARE DEPENDENT ON INDUSTRY RELATIONSHIPS.

A number of our products are components in our customers' final products. Accordingly, to gain market acceptance, we must demonstrate that our products will provide advantages to the manufacturers of final products, including increasing the safety of their products, providing such manufacturers with competitive advantages or assisting such manufacturers in complying with existing or new government regulations affecting their products. There can be no assurance that our products will be able to achieve any of these advantages for the products of our customers. Furthermore, even if we are able to demonstrate such advantages, there can be no assurance that such manufacturers will elect to incorporate our products into their final products, or if they do, that our products will be able to meet such customers' manufacturing requirements. Additionally, there can be no assurance that our relationships with our manufacturer customers will ultimately lead to volume orders for our products. The failure of manufacturers to incorporate our products into their final products could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, INCLUDING THE TECHNOLOGIES WE USE TO FURNISH THE UP-ARMORING OF HMMWVS.

We are dependent upon a variety of methods and techniques that we regard as proprietary trade secrets. We are also dependent upon a variety of trademarks, service marks and designs to promote brand name development and recognition. We rely on a combination of trade secret, copyright, patent, trademark, unfair competition and other intellectual property laws as well as contractual agreements to protect our rights to such intellectual property. Due to the difficulty of monitoring unauthorized use of and access to intellectual property, however, such measures may not provide adequate protection. It is possible that our competitors may access our intellectual property and proprietary information and use it to their advantage. In addition, there can be no assurance that courts will always uphold our intellectual property rights, or enforce the contractual arrangements that we have entered into to protect our proprietary technology. Any unenforceability or misappropriation of our intellectual property could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we cannot assure you that any pending patent application or trademark application made by us will result in an issued patent or registered trademark, or that, if a patent is issued, it will provide meaningful protection against competitors or competitor technologies. In addition, if we bring or become subject to litigation to defend against claimed infringement of our rights or of the rights of others or to determine the scope and validity of our intellectual property rights, such litigation could result in substantial costs and diversion of our resources which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable results in such litigation could also result in the loss or compromise of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties on unfavorable terms, or prevent us from manufacturing or selling our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

TECHNOLOGICAL ADVANCES, THE INTRODUCTION OF NEW PRODUCTS, AND NEW DESIGN AND MANUFACTURING TECHNIQUES COULD ADVERSELY AFFECT OUR OPERATIONS UNLESS WE ARE ABLE TO ADAPT TO THE RESULTING CHANGE IN CONDITIONS.

Our future success and competitive position depend to a significant extent upon our proprietary technology. We must make significant investments to continue to develop and refine our technologies. We will be required to expend substantial funds for and commit significant resources to the conduct of continuing research and development activities, the engagement of additional engineering and other technical personnel, the purchase of advanced design, production and test equipment, and the enhancement of design and manufacturing processes and techniques. Our future operating results will depend to a significant extent on our ability to continue to provide design and manufacturing services for new products that compare favorably on the basis of time to introduction, cost and performance with the design and manufacturing capabilities. The success of new design and manufacturing services depends on various factors, including utilization of advances in technology, innovative development of new solutions for customer products, efficient and cost-effective services, timely completion and delivery of new product solutions and market acceptance of customers' end products. Because of the complexity of our products, we may experience delays from time to time in completing the design and manufacture of new product solutions. In addition, there can be no assurance that any new product solutions will receive or maintain customer or market acceptance. If we are unable to design and manufacture solutions for new products of our customers on a timely and cost-effective basis, such inability could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE ADVERSELY AFFECTED BY APPLICABLE ENVIRONMENTAL LAWS AND REGULATIONS.

We are subject to federal, state, local and foreign laws and regulations governing the protection of the environment and human health, including those regulating discharges to the air and water, the management of wastes, and the control of noise and odors. We cannot assure you that we are at all times in complete compliance with all such requirements. Like all companies in our industry, we are subject to potentially significant fines or penalties if we fail to comply with environmental requirements. Environmental requirements are complex, change frequently, and could become more stringent in the future. Accordingly, we cannot assure you that these requirements will not change in a manner that will require material capital or operating expenditures or will otherwise have a material adverse effect on us in the future. In addition, we are also subject to environmental laws requiring the investigation and clean-up of environmental contamination. We may be subject to liability, including liability for clean-up costs, if contamination is discovered at one of our current or former facilities, in some circumstances even if such contamination was caused by a third party such as a prior owner. We also may be subject to liability if contamination is discovered at a landfill or other location where we have disposed of wastes, notwithstanding that its historic disposal practices may have been in accordance with all applicable requirements. We use Orthochlorabenzalmalononitrile and Chloroacetophenone chemical agents in connection with our production of tear gas, and these chemicals are hazardous and could cause environmental damage if not handled and disposed of properly. Moreover, private parties may bring claims against us based on alleged adverse health impacts or property damage caused by our operations. The amount of liability for cleaning up contamination or defending against private party claims could be material.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

DELAWARE LAW MAY LIMIT POSSIBLE TAKEOVERS.

Our certificate of incorporation makes us subject to the anti-takeover provisions of Section 203 of the General Corporation Law of the State of Delaware. In general, Section 203 prohibits publicly-held Delaware corporations to which it applies from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. This provision could discourage others from bidding for our shares and could, as a result, reduce the likelihood of an increase in our stock price that would otherwise occur if a bidder sought to buy our stock.

OUR CERTIFICATE OF INCORPORATION AUTHORIZES THE ISSUANCE OF SHARES OF BLANK CHECK PREFERRED STOCK.

Our certificate of incorporation provides that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 5,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways which may delay, defer or prevent a change in control of us without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

THE MARKET PRICE FOR OUR COMMON STOCK IS VOLATILE.

The market price for our common stock may be highly volatile. We believe that a variety of factors, including announcements by us or our competitors, quarterly variations in financial results, trading volume, general market trends and other factors, could cause the market price of our common stock to fluctuate substantially. Additionally, due to our relatively modest size, our winning or losing a large contract may have the effect of distorting our overall financial results.

WE MAY ISSUE A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK IN CONNECTION WITH FUTURE ACQUISITIONS AND THE SALE OF THOSE SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

As part of our acquisition strategy, we anticipate issuing additional shares of common stock as consideration for such acquisitions. To the extent that we are able to grow through acquisitions and issue our shares of common stock as consideration, the number of outstanding shares of common stock that will be eligible for sale in the future is likely to increase substantially. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell large quantities of their common stock that may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than would otherwise be obtained.

OUR STOCK PRICE MAY BE ADVERSELY AFFECTED WHEN ADDITIONAL SHARES ARE SOLD.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate and may require us to issue greater amounts of our common stock to finance future acquisitions. Additional shares sold to finance acquisitions may dilute our earnings per share if the new operations' earnings are disappointing.

OUR DEBT AGREEMENTS RESTRICT OUR ABILITY TO PAY DIVIDENDS OR MAKE OTHER DISTRIBUTIONS TO OUR STOCKHOLDERS.

Our debt agreements, such as the indenture governing the 8 1/4% senior subordinated notes and the senior credit facility, contain covenants that limit our ability to pay dividends or make other distributions to our stockholders. We intend to seek an amendment to our senior credit facility so that we can pay dividends or make other distributions to our stockholders. However, we cannot assure you that we will obtain the amendment to our senior credit facility and be permitted pursuant to our indenture to pay dividends or make other distributions to our stockholders.

WE HAVE A HIGH LEVEL OF DEBT.

Our high level of debt could have important consequences to you and to us. For example:

       o No payment of any kind may be made to our common stockholders without first meeting our obligations under our senior credit facility and the indenture governing our 8 1/4% notes;
       o We may become more vulnerable to general adverse economic and industry conditions and adverse changes in governmental regulations;
       o We may have to dedicate a substantial portion of our cash flow from operations to make payments required under our senior credit facility and the 8 1/4% notes, reducing the availability of cash flow to fund future capital expenditures, working capital, execution of our growth strategy, research and development costs and other general corporate requirements;
       o We may have limited flexibility in planning for, or reacting to, changes in our business and our industry, which may place us at a competitive disadvantage compared with competitors that have less debt or more financial resources;
       o We may have limited ability to borrow additional funds, even when necessary to maintain adequate liquidity; and
       o The terms of our senior credit facility and the indenture governing the 8 1/4% notes will allow us to incur substantial amounts of additional debt, subject to certain limitations. We might incur additional debt for various reasons, including to pay for additional acquisitions that we may make and assuming debt of companies that we may acquire.

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

We are a leading manufacturer and provider of specialized security products; training and support services related to these products; vehicle armor systems; military helicopter seating systems, aircraft and land vehicle armor systems; protective equipment for military personnel; and other technologies used to protect humans in a variety of life-threatening or catastrophic situations. Our products and systems are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as governmental agencies, multinational corporations and individuals. We are organized and operated under three business divisions: Armor Holdings Products, also referred to as our Products Division, Armor Mobile Security, also referred to as our Mobile Security Division, and Simula.

Products. Our Products Division manufactures and sells a broad range of high quality security products, equipment and related consumable items, such as concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, emergency lighting products, forensic products, firearms accessories, weapon maintenance products, foldable ladders and specialty gloves. Our products are marketed under brand names that are well established in the military and law enforcement communities such as AMERICAN BODY ARMOR(TM), B-SQUARE(R), BREAK FREE(R), CLP(R), DEFENSE TECHNOLOGY/FEDERAL LABORATORIES(R), DEF-TEC PRODUCTS(R), DISTRACTION DEVICE(R), FEDERAL LABORATORIES(R), FERRET(R), FIRST DEFENSE(R), IDENTICATOR(R), IDENTIDRUG(R), LIGHTNING POWDER(R), MONADNOCK(R), NIK(R), PROTECH(TM), QUIKSTEP LADDERS(TM), PORTAL LADDERS(TM), QUIKSHIELD(TM), SAFARILAND(R), SPEEDFEED(R), and 911EP(R) and DESIGN(TM). We sell our products through a network of over 350 distributors and sales agents, including approximately 200 in the United States. Our extensive distribution capabilities and commitment to customer service and training have enabled us to become a leading provider of security equipment to law enforcement agencies.

Mobile Security. Our Mobile Security Division manufactures and installs ballistic and blast protected armoring systems for privately owned vehicles. Under the brand name O'GARA-HESS & EISENHARDT ARMORING COMPANY(R), we armor a variety of privately owned commercial vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats. Our customers in this business include international corporations and high net worth individuals. Under the brand name O'Gara-Hess & Eisenhardt, we are the sole-source provider to the U.S. military of the armor and blast protection systems for M1114 Up-Armored High Mobility Multi-Purpose Wheeled Vehicles (HMMWVs). We are also under contract with the U.S. Army to provide spare parts, logistics and ongoing field support services for the currently installed base of approximately 4,415 Up-Armored HMMWVs. Additionally, we provide blast and ballistic protection kits for the standard HMMWVs, which are installed on existing equipment in the field. Our Mobile Security Division is also subcontracted to develop a ballistic and blast protected armored and sealed truck cab for the High Mobility Artillery Rocket System (HIMARS), a program recently transitioned by the U.S. Army and U.S. Marine Corps from developmental to a low rate of initial production, deliveries of which commenced in 2003. We also supply armor sub-systems for other tactical wheeled vehicles. In addition, we supply ballistic and blast protected armoring systems to U.S. federal law enforcement and intelligence agencies and foreign heads of state.

Simula. Simula, a wholly-owned indirect subsidiary of Armor Holdings, supplies human safety and survival systems to the U.S. military, and major aerospace and defense prime contractors. Our core markets are military aviation safety, military personnel safety, and land and marine safety. Through Simula, we provide military helicopter seating systems, helicopter cockpit airbag systems, aircraft and land vehicle armor kits, body armor and other protective equipment for military personnel, emergency bailout parachutes and survival ensembles worn by military aircrew. The primary customers for our products are the U.S. Army, U.S. Marine Corps, Boeing, and Sikorsky Aircraft. Most of Simula's aviation safety products are provided on a sole source basis. The U.S. armed forces have adopted ceramic body armor as a key element of the protective ensemble worn by our troops in Iraq and Afghanistan. Simula was the developer of this specialized product called small arms protective insert (SAPI), and is the largest supplier to U.S. forces. Simula was acquired by Armor Holdings on December 9, 2003, and results have been included herein since the acquisition date.

MATERIAL DEVELOPMENTS

Sale of Services Division

On November 26, 2003, we announced that we completed the sale of ArmorGroup, our security service division, for $33,660,000 in total consideration to a group of private investors led by Granville Baird Partners of London, England and Management. We received $31,360,000 in cash at closing and are scheduled to receive another $2,300,000 by the end of 2004, of which we have received $375,000 through March 6, 2004.

Simula, Inc. Acquisition

On December 9, 2003, we completed our acquisition of Simula, an Arizona corporation, pursuant to the Agreement and Plan of Merger, dated as of August 29, 2003, by and among Armor Holdings, AHI Bulletproof Acquisition Corp., a wholly-owned subsidiary of Armor Holdings, and Simula. The consummation of the merger followed the Special Meeting of Shareholders of Simula held on December 5, 2003, at which the requisite shareholder approval was obtained. In the merger, we acquired all of the outstanding common stock of Simula and retired a majority of Simula's outstanding indebtedness for $110.5 million in cash. Of this amount, approximately $31 million principal amount of 8% debentures remained outstanding for approximately 30 days at which time we repaid these debentures, plus accrued interest, in their entirety. After payment of 100% of the outstanding indebtedness and transaction expenses, the merger consideration payable to Simula shareholders at closing pursuant to the merger agreement was approximately $43.5 million or approximately $3.21 per share. The source of the funds used in the acquisition was our working capital, which was derived from proceeds received from our private placement of $150 million aggregate principal amount of 8 1/4% Senior Subordinated Notes due 2013.

Hatch Imports, Inc. Acquisition

On December 16, 2003, we acquired all of the issued and outstanding common stock of Hatch Imports, Inc. for $8.0 million dollars in cash and $2.0 million in deferred consideration payable in April 2005, subject to adjustments. Hatch designs, imports and distributes a variety of specialty gloves and accessories, including goggles, hoods, riot gear and bags for law enforcement, military, corrections, medical, safety and other markets.

Zylon(R) Investigation

Second Chance Body Armor, Inc., a body armor manufacturer and competitor to Armor Holdings, has notified its customers of a potential safety issue with its Ultima(R) and Ultimax(R) models. Second Chance Body Armor has claimed that Zylon(R) fiber, which is made by Toyobo, a Japanese corporation, and used in the ballistic fabric construction of those two models, degraded more rapidly than originally anticipated. Second Chance Body Armor has also stated that the Zylon(R) degradation problem affects the entire body armor industry, not just its products. Both private claimants and State Attorneys General have already commenced legal action against Second Chance Body Armor based upon its Ultima(R) and Ultimax(R) model vests. Second Chance Body Armor licenses from Simula a certain patented technology which is used in some of the body armor it manufactures, but to our knowledge, no lawsuit has yet been brought against Second Chance Body Armor based upon this licensed technology, although a letter was received by Simula from an attorney representing a police officer who was injured while wearing a Second Chance Body Armor vest alleging potential liability against Simula.

We use Zylon(R) fiber in a number of concealable body armor models for law enforcement, but our design and construction are different. We have been testing our Zylon(R)-based vests since their 2000 introduction and to date these tests of our Zylon(R)-based vests show no unanticipated degradation in ballistic performance. In addition, to our knowledge, no other body armor manufacturer has reported or experienced similar problems as those cited by Second Chance Body Armor. Finally, the National Institute of Justice tests and certifies each of our body armor designs before we begin to produce or sell any particular model.

Following the Second Chance Body Armor assertions, several key law enforcement associations have raised the issue to the U.S. Department of Justice and Attorney General's Office. The U.S. Attorney General has asked the U.S. Department of Justice to investigate the concerns and produce information to clarify the issues. We support the Attorney General's directive and the investigation.

As Simula has licensed a soft body armor technology to Second Chance Body Armor, it may be impacted by the pending suits filed against Second Chance Body Armor and the on-going investigation being conducted by the U.S. Department of Justice. However, the licensed technology is not specifically related to use of Zylon(R) fiber in Second Chance Body Armor vests.

The National Institute of Justice (NIJ) is engaged in an ongoing inquiry and investigation of bullet-resistant vests and the protocol for testing used vests, as well as the reliability of Zylon and other fibers. We have consulted with and cooperated fully with the NIJ in this endeavor. To date, the NIJ has embarked only in its first phase of testing, which entails vests that have been heavily worn or exposed to adverse conditions, and which involves the ballistic standard applicable to new vests. Although some of the vests tested, including ours, experienced some level of penetration, the NIJ specifically warned against the misuse and misinterpretation of these results, emphasizing that the data produced so far is preliminary in nature, applies to a very small sample size and therefore it is not possible to draw any statistically-based conclusions from these results. The NIJ will continue to conduct further testing and analyze these issues in order to determine if any conclusions can be reached as to the performance and reliability of aged vests. We have requested the NIJ to provide us with its testing data, and we intend to evaluate and review the NIJ results in our continuing effort to assist the NIJ in developing uniform standards for certification of new vests and the testing of used vests. The NIJ continues to encourage law enforcement officers to wear body armor, in light of the fact that "the lives of more than 2,700 law enforcement officers have been saved by the use of bullet-resistant body armor over the past 30 years."

INDUSTRY OVERVIEW

We participate in the domestic and international markets for military and commercial security products and armoring systems. Our Products Division manufactures security equipment used by military, law enforcement, security and corrections personnel, and other first responders (e.g., fire and rescue personnel). Our Mobile Security Division provides armoring systems and mobile security systems used by militaries, government agencies, law enforcement personnel, corporations and private individuals. Increasingly, governments, militaries, businesses, and individuals have recognized the need for security products to protect them from the risks of terrorism, physical attacks and threats of violence. Simula is a provider of military helicopter seating systems, aircraft and land vehicle armor systems, protective equipment for military personnel, and other technologies used to protect humans in a variety of life-threatening or catastrophic situations.

The U.S. government has placed a high priority on fighting terrorism overseas and securing the homeland from future terrorist attacks. This effort has led many institutions within the government and private sector to redefine their strategies to protect against, respond to, and combat terrorism. The creation of the Department of Homeland Security is one significant step in a reformed and reorganized effort to make our homeland more secure and better able to respond in the event of an attack. The Bush Administration's fiscal 2004 budget request includes $41.3 billion for homeland security spending. While it is impossible to quantify the effects that spending by the U.S. government on homeland security will have on our businesses, we expect to benefit to the extent that spending is allocated to increase the number of law enforcement personnel, to purchase security equipment and consumables used in equipping and training these personnel, and the armoring of vehicles.

Law Enforcement Security Products Market. According to the most recent data available from the Department of Justice, direct expenditures for police protection services in the United States grew at a compound annual growth rate of 7.3% from 1984 through 1999, to a total of $65.4 billion in 1999. We currently believe that this growth rate will continue, as will the growth in the number of police officers and other first responders in the United States. The Bush Administration estimates that there are more than 1.9 million first responders in the United States, categorized as follows:

       o Over 17,000 state and local law enforcement agencies employing more than 700,000 full-time sworn law enforcement personnel.

       o 69 federal law enforcement agencies employing more than 88,000 persons.

       o Over 1 million firefighters, of which approximately 750,000 are volunteers

       o Over 155,000 nationally registered emergency medical technicians.

Vehicle Armor Market. Recent conflicts, military actions, and protracted involvement in peacekeeping missions around the globe have increased the demand for rapidly deployable and highly mobile armored vehicles. The Up-Armored HMMWV has proven its ability to survive front-line combat action in Bosnia, Kosovo, Afghanistan, and Iraq. The Government Electronics and Information Technology Association, a defense budget forecasting service, estimates that between 2003 and 2007, over $2.2 billion will be spent by the U.S. military for HMMWV procurement and research and development efforts. The continuing terrorist attacks on U.S. forces deployed in Iraq and Afghanistan have created significant interest in providing armor protection for the full range of light, medium and heavy vehicles. Congressional testimony provided by the U.S. Army leadership has indicated a desire to procure armor kits for these vehicles that can be installed on the vehicle at its deployed location. Foreign governments and militaries are also investing in armored vehicle technology, including the Up-Armored HMMWV, and other armored vehicle alternatives. In addition, we believe that the use of lightly armored commercial vehicles in countries with high levels of crime, terrorism and violence ("high fright areas") around the world will continue to increase as corporations, foreign governments and wealthy individuals re-evaluate their personnel protection policies and procedures.

Military Personnel Body Armor Market. A revolution is taking place in the type and extent to which U.S. forces are being provided protective body armor. In 1998, the Army and Marines adopted a new body armor ensemble called Interceptor. This ensemble is made up of a soft armor vest for fragmentation protection (using similar materials and design concepts to law enforcement vests) and hard, ceramic body armor plates inserted into the soft vest to provide rifle protection over vital organs. The concept was first deployed in a combat zone in Afghanistan with tremendous success measured in the reduction of life-threatening chest wounds. During the invasion of Iraq, front line U.S. forces were widely equipped with the Interceptor system. The use of the Interceptor system was extended to cover all deployed troops in the combat zone by order of the Secretary of the Army in mid-2003. Extensive procurement actions by the Army and Marines are underway to outfit all active, Reserve and National Guard troops that could be deployed around the world. The market is substantial and is straining the capacity of the industry to support the need. The product has a life cycle in use and we expect there will be a sizable ongoing replacement market in the future. Worldwide military demand for similar body armor ensembles is in its early stages and offers promise for substantial future business.

Military Aviation Safety Market. The military aviation safety market is comprised of three distinct market segments: crash safety, ballistic survivability, and personnel safety equipment. The primary market for crash safety is in military helicopters. The marketplace for these features is a subset of the military helicopter market. The products include crashworthy seats, airbags, landing gear, fuel systems, and structures. Demand for these products is currently flat, although there is an expected upturn in the market over the next 10 years for upgrades to aircraft such as the U.S. Army's UH-60M Black Hawk and for replacement of a wide range of U.S. military helicopters that have been damaged in combat operations. The ballistic survivability market is both for helicopters and fixed wing aircraft. Many front line aircraft have some basic armor protection. There is a growing interest in new protective solutions that can offer more complete ballistic protection within the limited available weight on an aircraft. Foreign markets for crash safety and ballistic survivability products are similar in size to the U.S. market, although the types of aircraft and customer base are more fragmented. The personnel safety market for aviators and passengers of aircraft include equipment such as: body armor, uniforms and helmets, survival vests and survival equipment, inflatable life preservers, parachutes, and emergency oxygen. The market is experiencing some growth as new ensembles incorporating lessons learned from combat are introduced and replacement equipment is increased due to the increased pace of operations.

INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

For information concerning our business segments and geographical sales, please refer to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 to our Consolidated Financial Statements included elsewhere in this report.

BUSINESS STRENGTHS

We believe that the following strengths are critical to our success as a leading provider of specialized security products, training and support services, human safety and survival systems, and vehicle armor systems.

Valuable Brands with Leading Market Positions. Our products and brands are well established and have developed a reputation for high quality and dependability. Due to the life-protecting nature of many of our products, customers prefer premium, well-recognized brands with quality reputations. We believe that our strong brand recognition attracts customer loyalty and repeat customer business and helps us establish leading market share positions in many of our product offerings.

Broad Portfolio of Products. Our broad product portfolio and our ability to offer that portfolio in both domestic and overseas markets result in a balanced revenue mix. Our broad array of security products and armor systems allows us to be a single-source provider of comprehensive solutions for our customers' security needs. Cross selling among our products creates additional business opportunities and increases the value of our client relationships. We believe that our acquisition of Simula will increase our access to superior technology and know-how and will enhance our efforts to develop new products.

Extensive Distribution Network. We market and deliver our products through an extensive network of approximately 200 domestic distributors, 150 international distributors and through a sales force of 34 representatives and specialists. We believe that we have one of the largest distribution networks of security products, which provides a foundation for our continued growth and expansion. The diversity of the markets we serve and the strength of our distribution relationships reduces our dependence on any particular product, market, or customer.

Long-Term Relationships with Government and Military Customers. We derive the majority of our sales from domestic and foreign law enforcement, government and military customers. Over many years, we have developed strong relationships with military, law enforcement, security and corrections customers both in the United States and overseas. We believe that our solid reputation and longstanding relationships with customers support our continued growth.

Sole-Source Provider of M1114 Up-Armored HMMWVs. We are the sole-source provider of up-armoring for new M1114 Up-Armored HMMWVs procured by the U.S. military. Since August 2001, we have furnished the up-armoring for approximately 1,100 M1114 Up-Armored HMMWVs to the U.S. military. We are also currently under contract to provide spare parts, logistics and ongoing field support services for the U.S. military's M1114 Up-Armored HMMWV fleet. In addition, we have begun providing up-armoring of M1114 HMMWVs to a number of foreign military customers including Canada, Egypt and Israel.

Extensive Portfolio of Armor Kits for Military Trucks. The two predominate developers and manufacturers of mine blast and ballistic protection kits for military trucks over the last 10 years have been O'Gara-Hess & Eisenhardt and Simula. The acquisition of Simula brings these two organizations together as well as provides a very complete portfolio of kit designs for light, medium and heavy trucks used by the U.S. military and foreign militaries. Although the market has not been sizeable in the past, recent actions by the services and by Congress indicate that substantial quantities of vehicles will be armored in the near term and future vehicles will be designed to readily accept these kits. The combined capabilities of O'Gara-Hess & Eisenhardt and Simula also provide the complete capability of armor technologies from basic steel armors to sophisticated ceramic/composite armor systems that will be used to armor the fleet of trucks.

Industry-leading Market Position in Body Armor. Within the Armor Holdings family of companies is contained industry leading technology, manufacturing and supply relationships for all types of body armor. This includes soft armor vests used in the law enforcement marketplace, as well as soft armor vests and hard armor plates used by military forces. There are substantial technical synergies that enable us to stay at the forefront of the market. The combined buying power for ballistic fabrics and ceramics, which is the largest in the world, is being utilized today to manage costs and to gain preferred supply relationships.

Sole-Source Provider of Aviation Safety Products. We are the sole supplier of crew seats for 14 different helicopter models and other variants of these aircraft. We have also developed and patented the Cockpit Airbag System (CABS) that is currently being installed on two front-line helicopter platforms and has substantial U.S. and foreign market potential. Our reputation in these areas has enabled us to assume the systems integrator role for our customer base and allows us access to a range of new technologies.

Experienced Management Team. Our management team brings extensive knowledge of our customers and a proven ability to effectively manage our operations. The team has been augmented through acquisitions in the area of engineering and R&D to provide the capability to develop a range of new products. In addition, our management has a proven record of identifying, executing and integrating strategic acquisitions into our business, including our two largest acquisitions to date: Simula. in 2003 and the O'Gara group of companies in 2001.

GROWTH STRATEGY

We believe the demand for security products, vehicle armor systems and human safety and survival systems will continue to grow. We expect to address this growth by offering a comprehensive array of high quality branded security products to meet the needs of law enforcement and militaries around the globe. We also expect to continue to develop ballistic and blast protection for high-end commercial vehicles as well as for military vehicles. We intend to enhance our leadership position through additional strategic acquisitions by creating a broad portfolio of products and services to satisfy all of our customers' increasingly complex security products needs. The following elements define our growth strategy:

Focus on Core Competencies. Our primary strength lies in our ability to manufacture and distribute high quality security products, vehicle armoring systems and human safety and survival systems. We plan to leverage this core strength by expanding our research and development efforts, developing new products and acquiring businesses that complement our existing technical base and manufacturing operations. We plan to continue to streamline our manufacturing process, aggressively integrate acquisitions and pursue additional operating efficiencies to maximize the profitability of our business.

Expand Distribution Network and Product Offerings. We plan to leverage our distribution network by expanding our range of branded law enforcement equipment through the acquisition of security products manufacturers and by investing in the development of new and enhanced products that complement our existing offerings. We believe that a broader product line will further strengthen our relationships with distributors and enhance our brand appeal with military, law enforcement and other end users.

Increase Exposure to Military Programs. As the sole-source provider of M1114 Up-Armored HMMWV for the U.S. military's HMMWVs, we believe that we are in a strong position to capture opportunities to provide armoring of additional vehicles for the Department of Defense. We believe the proven success of M1114 Up-Armored HMMWVs in combat has led to increased interest in armoring other vehicles. Examples include recent successful efforts to develop and supply armor kits for various types of light through heavy tactical trucks and the continued relationship with the original equipment manufacturers to explore up-armoring opportunities for the U.S. Army's tactical vehicle fleet. We have developed and own the proprietary technology for the M1114 Up-Armored HMMWV. We believe that the cost and time required for the development of an alternative protection system increases the likelihood that we will maintain our sole source position on this program.

Capitalize on Increased Homeland Security Requirements. The creation of the Department of Homeland Security has increased the U.S. government's focus on strengthening the infrastructure of homeland security. Our Products Division is well positioned to provide security equipment and materials required by military, law enforcement, and security personnel to combat terrorism, respond to attacks and counter homeland threats. Our Mobile Security Division is well positioned to provide armored vehicles for federal, state and local government agencies.

Pursue Strategic Acquisitions. Since January 1, 1999, we have completed 15 acquisitions and integrated the acquired businesses into our Products Division, Mobile Security Division, and Simula. We will continue to seek opportunities to make value-based acquisitions that complement our business operations or expand our product offerings, provide access to new geographic markets and provide additional distribution channels and new customer relationships. We have historically taken a disciplined value-based approach to evaluating acquisition opportunities, driven by a prudent use of our capital, rigorous due diligence standards and a targeted expected return on our investment. No assurances can be given that any such potential acquisitions will be consummated or, if any such acquisition is consummated, as to the terms of such acquisition, including price.

ACQUISITIONS

We pursue a strategy of growth through acquisition by acquiring businesses and assets that complement our existing operations. We exercise a high degree of financial discipline and strictly adhere to the following criteria to evaluate prospective acquisitions, including whether the business to be acquired:

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

We have completed 15 acquisitions since January 1, 1999. The following table sets forth information regarding each of these acquired businesses and their respective products:


                                                 YEAR OF
          BUSINESS OR ASSETS ACQUIRED          ACQUISITION         DIVISION               PRIMARY PRODUCT CATEGORIES
          ---------------------------          -----------         --------               --------------------------

Safariland                                         1999       Products           Duty Gear
Break Free                                         2000       Products           Weapons Maintenance Products
Lightning Powder                                   2000       Products           Forensics
Monadnock Lifetime Products                        2000       Products           Police Batons
Guardian Products                                  2001       Products           Less Lethal Products
O'Gara-Hess & Eisenhardt Companies                 2001       Mobile Security    Commercial and Military Vehicles
Identicator                                        2001       Products           Forensics
Speedfeed                                          2002       Products           Firearm Accessories
Evi-Paq                                            2002       Products           Forensics
Foldable Products Group                            2002       Products           Safety Products
B-Square                                           2002       Products           Firearm Accessories
Trasco Bremen                                      2002       Mobile Security    Commercial Vehicles
911 Emergency Products                             2002       Products           Warning and Emergency  Lighting, Safety Products
Simula                                             2003       Simula             Human Safety and Survival Systems
Hatch Imports                                      2003       Products           Specialty Gloves and Accessories


PRODUCTS

ARMOR HOLDINGS PRODUCTS

Body Armor. We manufacture and sell a wide array of armor products under the leading brand names American Body Armor(R), Safariland(R) and PROTECH(TM) that are designed to protect against bodily injury caused by bullets, knives and explosive shrapnel. Our principal armor products are ballistic resistant vests, sharp instrument penetration armor, hard armor such as anti-riot gear, shields and upgrade armor plates, and bomb protective gear. Our line of ballistic protective vests provides varying levels of protection depending upon the configuration of ballistic materials and the standards (domestic or international) to which the armor is built. We primarily sell ballistic resistant vests, under the brand names Xtreme(TM), American Body Armor(TM), Safariland(R), Protech(TM) and Zero-G(R). Our body armor products that are manufactured in the United States are certified under guidelines established by the National Institute of Justice. We also manufacture body armor in Manchester, England that is certified under various international standards.

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

Less-Lethal Products. Under the Defense Technology/Federal Laboratories(TM), First Defense(R), MACE(R) for Law Enforcement and Guardian(TM) brands, we manufacture and sell a complete line of less-lethal, anti-riot and crowd control products designed to assist law enforcement and military personnel in handling situations that do not require the use of deadly force. These products, which generally are available for use only by authorized public safety agencies, include pepper sprays, tear gas, specialty impact munitions and diversionary devices. We market and distribute Chemical Biological Agent and Riot Control Agent rated Mine Safety Appliance Advantage 1000 and Millennium model gas masks to law enforcement and public safety agencies in the United States.

We hold an exclusive license to use the MACE(R) brand in connection with the manufacturing and sale of MACE(R) aerosol sprays to law enforcement entities worldwide. We also manufacture pepper sprays containing the active ingredient Oleoresin Capsicum, a cayenne pepper extract. Our pepper spray formula is patented and carries the trademark name of First Defense(TM). The products range from small "key-ring" and hand held units to large volume canisters for anti-riot and crowd control applications. Our tear gases are manufactured using Orthochlorabenzalmalononitrile and Chloroacetophenone. These products are packaged in hand held or launchable grenades, both pyrotechnic and non-pyrotechnic, as well as in 37mm, 40mm and 12 gauge munitions. The munitions include barricade rounds, blast dispersions and pyrotechnic canisters.

We manufacture a wide range of specialty impact munitions that can be used against either individual targets or in anti-riot and crowd control situations. These products, which range from single projectiles, such as bean bags, rubber balls, sponge rounds, wood and rubber batons, to multiple projectile products containing rubber pellets, rubber balls or foam, can be fired from standard 12 gauge shotguns, 37mm gas guns and 40mm launchers. We also manufacture a patented and trademarked device that is used for dynamic entries by specially trained forces where it is necessary to divert the attention of individuals away from an entry area. This product, which carries the trademark name of Distraction DeviceTM, emits a loud bang and brilliant flash of light when used.

Duty Gear. We are a leading supplier of duty gear to law enforcement personnel in the United States. Uniformed police officers require a wide assortment of duty gear, which typically includes items such as belts, safety holsters, handcuff and flashlight holders and related accessories. We manufacture and sell duty gear and accessories under the widely recognized brands Safariland(R) (Safari-LaminateTM) and NYLOK(R) (nylon). Duty gear represents a market in which brand appeal, safety and quality dictate demand. Replacement sales represent significant recurring demand for duty gear.

Tactical Products; Structural Armor Systems. We manufacture hard armor products under the PROTECH(TM) brand name. PROTECH(TM) products include ballistic shields and other personal protection accessories and armor products for aircraft, automobiles and riot control vehicles.

Following the terrorist attacks of September 11, 2001, we partnered with C&D Aerospace of California to produce armored commercial airline cockpit doors certified by the U.S. Federal Aviation Administration (FAA). To date, we have retrofitted approximately 8,307 cockpit doors on commercial aircraft; we expect any future orders to be associated with new aircraft production.

We also manufacture a variety of hard armor ballistic shields primarily for use in tactical clearance applications and ballistic resistant enclosures for use as guard booths, shacks and towers. These shields are manufactured using a variety of ballistic fibers, polyethylene ballistic materials, ballistic steel, ballistic glass or a combination of these materials. Other hard armor products include barrier shields and blankets. These products allow tactical police officers to enter high-threat environments with maximum ballistic protection.

Automotive Accessories. Through our Safariland subsidiary, we manufacture and supply automotive accessories such as tire covers, seat covers, cargo organizers and grill covers to automobile manufacturers, including Toyota, Ford, Honda, Nissan, Mitsubishi, Kia and Subaru.

Forensic Products. We assemble and market portable narcotic identification kits under the NIK(R) brand name that is used in the field by law enforcement personnel to identify a variety of controlled substances, including Ecstasy, cocaine, marijuana, heroin and methamphetamine. We also assemble and market evidence collection kits and evidence tape. We have the exclusive rights to distribute Flex-Cuf(R) disposable restraints and hold a license to use the Flex-Cuf(R) trademark. We believe we have earned a reputation as one of the most responsive companies in the forensic community.

We manufacture and distribute an extensive line of evidence collection equipment under our brand name Lightning Powder(R). These products, such as fingerprint powders, dusting brushes, and lifting tape, are used to collect latent fingerprints. We distribute other supplies for evidence collection including bags, tapes, stone casting equipment and high powered, distortion free magnifying glasses.

We design, manufacture and market proprietary cost-effective fingerprint products for business, government and law enforcement agencies under the Identicator(TM) brand name. These products are designed to deter fraud and produce positive identification in many different applications, and must be simple to operate, clean, and cost-effective. All products produce non-smearing, instantly permanent, black prints acceptable to the FBI for scanning, classification, search and retention. We also produce a variety of specialized products for various investigative and evidence collection applications under the brand name Evi-Paq(TM).

Batons. We manufacture batons of wood, alloy steel, acetate, aluminum and polycarbonate products under our brand name Monadnock(R). Branded products include our patented Auto-Lock(TM) baton and our Classic-Friction LockTM baton. Our batons are manufactured in a variety of lengths for different intended users, including patrol officers, detectives, corrections officers and other law enforcement personnel in smaller portable units and military and federal agencies. We believe that our manufacturing specifications are among the highest in the marketplace and set the standard in the industry.

Firearm Accessories. We manufacture non-destructive, non-gunsmith mounts as well as synthetic stocks and for ends. Our Speedfeed high quality synthetic stocks and for ends fit most makes and models. Our B-Square(TM) subsidiary is a leading designer, manufacturer and marketer of quality aluminum and steel sight mount, tools and accessories for the law enforcement, military and sporting goods (hunting and target shooting) markets.

Weapon Maintenance Products. We manufacture synthetic based lubricants, cleaners and preservative compounds for military weapon maintenance, law enforcement, civilian firearms/sports equipment and industrial machinery. Our flagship weapon maintenance product, Break Free CLP(R), was specifically developed to provide reliable weapon lubrication in battlefield conditions; remove firing residues, carbon deposits and other firing contaminants; repel water and dirt and prevent corrosion; and keep weapons combat ready and functional in a wide variety of climates.

Warning and Emergency Lighting; Safety Products. We manufacture emergency lighting products using LED technology branded as 911EP(R). LED technology offers patrol car lighting systems that are energy efficient, safe and durable for use in primary and secondary warning lights. 911EP(R)'s unique design utilizes the patrol vehicle's existing 12-volt electrical system and consumes 70% less energy than traditional strobe or halogen systems. We also manufacture strong, lightweight, and compact ladders designed to be deployed quickly in emergency situations, branded as Quikstep(TM). Constructed with aluminum alloy and stainless steel, our 12-foot ladder weighs only 31 pounds and folds up to a briefcase size.

We are the exclusive U.S. distributor of the Thermal-Air(TM) Mask Engineered by Polar-Wrap. The Thermal-Air products are manufactured with a patented heat exchange module that captures the wearer's own breath and uses it to preheat cold air coming in the mouth and helps keep the body core temperature at a higher level, increasing the time law enforcement officers can effectively perform their duties outdoors, even in cold temperatures.

Specialty Gloves & Protective Gear. The newly acquired Hatch is a leading supplier of high quality gloves and other protective gear serving the law enforcement, correctional, military, medical and industrial markets. We excel at providing new, innovative products using proprietary materials and designs to the law enforcement and military fields. Of note are our patented SOG Operator(TM) Kevlar(R) and Kangaroo leather series of gloves used by tactical personnel worldwide. The Exo-Tech(TM) disturbance control suit along with the Centurion(TM) single piece body protection provide law enforcement unrivaled protection for riots, prisoner extraction and civil disturbance. Duty gloves range from those lined with cut resistant Spectra(R) to Thinsulate(R) insulated fine leather gloves. To provide users in the field with optimum performance our high tech tactical products incorporate materials such as Kevlar(R), Nomex(R), Kangaroo leather, and Schoeller Dynamic Extreme(TM) textiles. In addition the Boss(TM) line of tactical eyewear yields a goggle with a hybrid and highly proprietary design. Hatch's Knee pads, elbow protection along with Nomex (R) and Kevlar(R) hoods give SWAT and other officers the protection they demand. Commercial offerings consist of the shooting, dress, industrial safety anti-vibration, motorcycle and ergonomic gloves.

ARMOR MOBILE SECURITY

We provide ballistic and blast protection-armoring systems for military vehicles and commercial vehicles, including the following:

Military Products. We are the sole-source provider to the U.S. military for up-armoring of the M1114 Up-Armored HMMWV. The HMMWV chassis is produced by AM General Corporation and shipped directly to our facility in Fairfield, Ohio, where up-armoring components are added. The M1114 Up-Armored HMMWVs provide exterior protection against various levels of armor piercing ammunition, overhead airburst protection and underbody blast protection against anti-tank and anti-personnel mines. In addition, we install other features designed to enhance crew safety, comfort and performance, such as air conditioning, weapon turrets and mounts, door locks and shock absorbing seats. During 2003, the Armor Mobile Security Division shipped 873 M1114 Up-Armored HMMWVs. We also supply engineering design and prototype services in support of the M1114 Up-Armored HMMWV program, and supply spare parts and logistics and ongoing field support services. None of our contracts with the U.S. military have a minimum purchase commitment and the U.S. military generally has the right to cancel its contracts unilaterally, at its convenience.

We are serving as a subcontractor to Stewart & Stevenson Services which is contracted with Lockheed Martin under a U. S. Army and U.S. Marine Corps program to supply a ballistically armored and sealed truck cab for the HIMARS. The truck is used to fire missiles that are a part of either the Multiple Launch Rocket System or the Army Tactical Missile System. This program consisted of shipping several prototypes in 2001 and 2002 for test and evaluation by the U.S. Army and U.S. Marine Corps, and has been transitioned to a low rate initial production in 2003.

We market armor sub-systems for other tactical wheeled vehicles, such as medium and heavy military trucks. We also produce various armor systems as a subcontractor to a number of large defense contractors. These products include armor for containers for fuels and missile launchers and for pilot protection. These specialized armoring products often involve the use of unique materials or methods.

Commercial Products. We armor a variety of vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats. The commercial vehicle armoring process begins with the disassembly of a new base vehicle. This disassembly normally involves the removal of the interior trim, seats, doors and windows. The passenger compartment then is armored with both opaque and transparent armor. Other features, such as run flat tires and non-exploding gas tanks, may also be added. Finally, the vehicle is reassembled as close to its original appearance as possible. The entire conversion process results in a low profile, integrated ballistic protective system. Our relationship with various vehicle manufacturers has been valuable in permitting us to armor certain vehicles while allowing the customer to maintain the benefits of warranties issued by the vehicle manufacturer. The Mobile Security Division shipped 1,127 commercial armored vehicles in 2003.

We produce fully armored vehicles and light armored vehicles. Fully armored commercial vehicles, such as limousines, large sedans or sport utility vehicles, typically are armored to protect against attacks from military assault rifles such as AK-47s and M16s. These vehicles also can be blast protected by enhancing the ballistic and underbody protection with proprietary materials and installation methods that protect the occupants against a defined blast threat. Blast protected vehicles defend against threats such as pipe bombs attached to the exterior of the vehicle. Fully armored vehicles typically sell for $70,000 to $250,000, exclusive of the cost of the base vehicle.

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

Light armored vehicles are similar in all respects to fully armored vehicles except that we add substantially less total weight to a light armored vehicle. Therefore, it is possible to armor smaller vehicles such as the Volkswagen Jetta and the General Motors Omega, as well as larger vehicles such as the Mercedes Benz S600 and the Jeep Grand Cherokee. Light armored vehicles are designed to protect against attacks from handguns. The price of a light armored vehicle ranges from $5,000 to $60,000, exclusive of the cost of the base vehicle.

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

SIMULA

We are a provider of military helicopter seating systems, aircraft and land vehicle armor systems, protective equipment for military personnel, and other technologies used to protect humans in a variety of life-threatening or catastrophic situations.

Our products are deployed on a wide range of high-profile military platforms such as the AH-64 Apache and the UH-60 Black Hawk helicopters, the C-17 Globemaster III Transport Aircraft, the M1117 Guardian Armored Security Vehicle, various versions of the HMMWV, and body-worn equipment for personal protection of the United States Army, Marine Corps, and Air Force Special Operations Forces. Primary Aerospace and Defense customers include Boeing, Sikorsky, Bell Helicopter, Oshkosh Truck, General Motors, the U.S. military services, and the U.S. Coast Guard.

Aviation Safety Systems. Our core capabilities and technologies in the aircraft safety market include protective seating, inflatable restraints, and armor.

We have been a major supplier of crash-resistant, energy-absorbing seating systems for military helicopters and other military aircraft to various branches of the United States military and its prime defense contractors, and foreign customers for over 25 years. We currently supply approximately 75% of the new and replacement crew seating systems for U.S. military helicopters. The seating systems focus on reducing injury and increasing survivability in aircraft crashes. Many of our seating systems incorporate our advanced armor systems. We are the sole supplier of crew seats for 14 different helicopter models and other variants of these aircraft. Military helicopters for which we have designed and manufactured crew seat assemblies include the AH-64 Apache attack helicopter, UH-60 Black Hawk utility helicopter, SH-60 Sea Hawk ASW helicopter, ASW and Transport helicopters, Italy's EH101 MMI ASW and Transport helicopters, Canada's CH-149 Cormorant Search-and-Rescue helicopter, and Norway's Sea King Multi-role helicopter. Aircraft manufacturers in our customer base include Boeing Helicopters, Sikorsky Aircraft Corporation, Bell Helicopter, Textron, Inc., Kaman Aerospace, Kawasaki Heavy Industries, Mitsubishi Heavy Industries, Hindustan Aeronautics, and Agusta Westland. We also supply crew seats directly to various agencies of the U.S. Department of Defense and various foreign militaries

Our expertise in military seating systems also extends to troop seats for both helicopters and fixed-wing aircraft. Simula is the sole-source provider of troop seats for the C-17 Globemaster transport aircraft. We were selected as the sole supplier by the U.S. Air Force to develop a common wall-mounted troop seat for its C-130, C-141, and KC-135 aircraft. The common troop seat also has application to a range of transport helicopters and various fixed-wing aircraft flown by other U.S. services and foreign militaries.

Our expertise in helicopter crash safety led to the development of cockpit airbag systems ("CABS") with U.S.

Army funding over the last five years. Our role has evolved into the position as a system integrator incorporating airbags, gas generators, and complex three-dimensional crash sensors into helicopter cockpits. In 2001, we were awarded the first ever production contracts for aircraft airbag systems. These are currently being produced for the U.S. Army's UH-60 Black Hawk and OH-58 Kiowa Warrior helicopters. We received one production contract in 2002 and two production contracts in 2003, which represents less than 5 percent of the potential world market for CABS. Thus we believe there is substantial growth potential in this business area.

Ground Vehicles. Our expertise in military vehicle safety systems focuses on two areas: armor kits for the tactical vehicles, and ballistic armor systems for combat vehicles.

Our experience in high-performance, lightweight armor for aircraft has enabled us to build a business around armoring thin-skinned vehicles for priority missions during peacekeeping operations. Work in this area includes ballistic and mine-blast kits for HMMWVs, 5-ton trucks, and large off-road trucks such as the Heavy Expanded Mobility Tactical Truck (HEMTT). We have responded to urgent armor requirements in most major conflicts involving U.S. peacekeepers in the last 10 years. We are currently under contract to supply armor kits for HMMWVs and for four heavy transport trucks. Our customers for these kits are predominately the U.S. Army and Marine Corps.

Our ground vehicle armor business also includes production armor kits for the M1117 Guardian Armored Security Vehicle for the U.S. Army. This small armored personnel carrier is used by military police in a peacekeeping role. The armor kits consist of an array of ceramic composite armor panels that form the armor system with the vehicle hull and internal composite spall liner. We have completed more than 75 kits, which represents all ASVs produced to date. Simula has also provided similar ceramic composite armor kits for the U.S. Army's first Stryker vehicle deployments.

Military Personnel Safety Systems. Our core competencies and technologies in personnel safety include ballistic body armor, emergency bailout parachutes, flotation collars, survival vests, and integrated ensembles incorporating multiple capabilities.

Simula Inc.'s body armor business includes a range of hard armor plates used in conjunction with soft vests to minimize injury from handgun bullets, rifle bullets and fragments from explosive warheads. The primary product in the product line is the small arms protective insert (SAPI) plate, developed by Simula in 1998 and which has now become the standard product for all U.S. Army and Marine Corps ground troops. Simula is the largest producer of SAPI plates in the world. SAPI plates of similar design are also produced by Protech in the Armor Holdings Products Division. The combined production of Simula and Protech represents more than 40 percent of the U.S. military market share for these products. More than 275,000 SAPI plates have been produced to date.

We have applied our technologies and overall knowledge of materials and structures to develop a parachute system that solves numerous functional problems attendant to traditional military bailout parachutes. Our Thin-Pack Parachute (TPP) incorporates patented environmental sealing technology, which reduces repackaging and maintenance costs, and extends the service life of the parachute without jeopardizing user safety. To date, we have supplied over 5,000 TPPs to the U.S. Navy.

We have also developed a line of flotation collars that are designed to provide additional buoyancy for a person that enters water in an emergency. The basic configuration of the product, called the Low Profile Flotation Collar, can fit a wide range of applications. For example, aviators that eject or bailout can use it over water and rescue swimmers, divers and naval personnel can utilize it as well. In addition, it can be worn with a wide range of other equipment and clothing for ground troops being ferried over water and also by commercial personnel who work around water. The U.S. Navy, U.S. Marine Corps, and the U.S. Air Fore have adopted our system. To date, we have supplied over 20,000 collars.

We have seen a trend among our customers to integrate various armor, survival and flotation technologies in a common vest ensemble. We were selected to develop the U.S. Army's new Air Warrior ensemble and the product will begin sales in 2004. The Army has a stated need for 9,300 over systems. The Air Warrior ensemble may also be adopted by other services.

Technology Development and Licensing. An important part of our business is a growing portfolio of licensed technologies. Our principal licenses include soft armor and a patented family of transparent polymers. We currently license our patented SimuLITE(TM) material technology to Second Chance Body Armor, for use in concealable personal body armor used by police forces.

Simula has developed a number of advanced transparent polymers, trademarked as CleargardTM, and has introduced these materials to a variety of customers in numerous markets. These patented and proprietary transparent plastics are high-strength, impact resistant, lightweight and dye compatible materials, which possess the ability to withstand extreme temperatures and chemical attack. Potential uses for such materials include transparent armor, laser protective devices, aircraft canopies, high performance windows for aircraft and automobiles, industrial and protective lenses and visors, medical products and sun, sport and ophthalmic lenses. We have taken steps to commercialize the transparent polymer material through our own products and through licenses in other markets. We have licensed our optical polymer for use in ophthalmic lenses with PPG Industries, Inc. and for sun and sport lenses and motorcycle helmets with Intercast Europe. PPG introduced Simula's polymer in 2001 under the tradename of TrivexTM. Intercast introduced a product trade named NXT(TM) to the sunglass market in early 2002. In 2002, we completed a license with the prime contractor for the Joint Services General Purpose Gas Mask (JSGPM) to develop a Cleargard lens with chemical agent resistance and ballistic properties.

CUSTOMERS

Products Division. In 2003, we sold approximately 86.5% of our products in North America, with the balance sold internationally. The primary end users of our products are federal, state and local law enforcement agencies, local police departments, state corrections facilities, U.S. and allied militaries, highway patrols and sheriffs' departments. We reach these customers through a distribution strategy that utilizes a worldwide distribution network of approximately 200 domestic distributors and 150 international agents, as well as approximately 25 domestic sales representatives, three regional sales managers, and six technical sales specialists, who promote our products but refer customers to a local distributor for purchasing.

Mobile Security Division. In 2003, we sold approximately 60.6% of our products in North America, with the balance sold internationally. The market for military hardware products is worldwide in scope, including the U.S. military and foreign defense forces. The primary contract for delivery of Up-Armored HMMWVs is with the U.S. military, although smaller quantities are also sold overseas. We also serve as a subcontractor to provide ballistically armored and sealed truck cabs for HIMARS for use by the U.S. Army and the U.S. Marine Corps, a program recently transitioned to low rate initial production.

Our armored commercial vehicle customers include governmental and private buyers. U.S. and foreign governmental buyers who purchase both fully and light-armored vehicles. Governmental buyers and foreign royalty also comprise the market for parade cars. Typically, governmental buyers consist of ministries of foreign affairs, defense and internal affairs and offices of presidential security. These customers are not constrained in their purchasing decisions by considerations such as import duties and taxes and are free to search globally for the best product available. The procurement cycles of governmental buyers can range from relatively rapid, when the vehicles are for the use of the head of state or in response to a particular crisis, to prolonged highly documented bids and evaluations for normally budgeted items. Private customers for armored commercial vehicles include corporations and individuals. Private buyers tend to be more price-sensitive and will often purchase locally manufactured vehicles to reduce taxes and avoid import duties. Local servicing of the vehicle is also a critical concern to private buyers. Customers for cash-in-transit vehicles are generally companies that provide cash-in-transit services to financial institutions. Purchasing decisions for cash-in-transit vehicles depend on many criteria including insurance, regulatory requirements and costs, and whether the financial institution is private or governmental.

Simula. In 2003, Simula sold more than 95% of its products in North America, with the balance sold internationally. Sales of our products to all branches of the United States military and its prime contractors such as Boeing and Sikorsky Aircraft represented approximately 87% of our revenue. Our businesses have relied to a great extent on relatively few major customers, although 2003 saw the development of additional major users of our products within our existing customer base (e.g. other users within the U.S. Army). We believe that historical customers, such as the U.S. Army and other branches of the United States military, to whom we have supplied products for approximately 25 years, will continue to be major customers. Current commercial and licensing customers include Boeing, Bell Helicopter Textron, Second Chance Body Armor, PPG Industries, Intercast Europe, and Avon Rubber Company. The loss of or significant reduction in sales to a major customer could potentially harm our business, operations and financial condition.

Approximately 38.3% of our revenues were from our ten largest customers for the year ended December 31, 2003 ("Fiscal 2003"). Approximately 21.0% of our revenues came from U.S. military contracts. The Products Division's ten largest customers accounted for approximately 28.4% of total Products revenues for Fiscal 2003. The Mobile Security Division's ten largest customers accounted for approximately 59.5% of total Mobile Security

Division's revenues for Fiscal 2003. Approximately 46.0% of the Mobile Security Division's revenues for Fiscal 2003 were derived from U.S. military contracts, and an additional 12.7% were derived from commercial contracts with non-military U.S. governmental agencies and foreign governments. Military and governmental contracts generally are awarded on a periodic or sporadic basis. If the Mobile Security Division were to lose the HMMWV contract, which continues through June 2005, the Division's financial performance would experience a materially negative impact. Simula's ten largest customers accounted for approximately 98.6% of total revenues for Fiscal 2003.

MARKETING AND DISTRIBUTION

Products Division. As a result of our history of providing high quality and reliable concealable armor, tactical armor, hard armor, duty gear, less-lethal munitions, anti-riot products and forensic products, we enjoy broad brand name recognition and a strong reputation in the law enforcement equipment industry. The central element of our marketing strategy is to capitalize on our brand name recognition and reputation among our customers by positioning ourselves as an international provider of many of the premier security risk management products that our customers require. By positioning ourselves in this manner, we expect to capitalize on our existing customer base and our extensive global distribution network, and to maximize the benefits of our long history of supplying security related products around the world.

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

We further reinforce distributor loyalty by offering price discounts to high volume distributors. We believe that we have strong relationships with our distributors. The distributors benefit from their association with us due to the quality of our products, the scope of our product line, the high degree of service we provide and the distributor's opportunity to participate profitably in the sale of our products. We continually seek to expand our distribution network. As we identify and acquire businesses that fit strategically into our existing product portfolio, we maximize our distribution network by offering additional products, accessing new customers and penetrating new geographic markets. We also sell a selected number of civilian products into mass merchandise and sporting goods stores via a network of national sporting goods wholesalers. These products include concealment holsters, hunting and sports shooting accessories, cleaning equipment and pepper spray products.

In addition to our traditional distribution channels, we also sell our products on the World Wide Web through a variety of sites. GSA-Buy.com contains an on-line catalog and secured transaction platform for all Products Division General Services Administration contracts targeting government agencies exclusively. We also sell a small array of our concealable and competition holsters to the consumer market on Holsters.com, limiting distribution of our law enforcement equipment to law enforcement channels of distribution.

Mobile Security Division. On a worldwide basis, the Mobile Security Division employs approximately 40 full-time sales professionals in connection with its commercial sales. These employees operate out of Washington, D.C.; Fairfield, Ohio; Sao Paulo, Brazil; Lamballe, France; Mexico City, Mexico; Bogota, Colombia; Bremen, Germany, Geneva, Switzerland and Caracas, Venezuela. All personnel have a geographic and/or product-specific responsibility. In most cases, the sales personnel also recruit and maintain sales agents or distributors. The agents or distributors have geographic and product specific agreements, and compensation in most cases is based upon a commission arrangement. Sales personnel use a consultative approach when offering solutions to customers' security problems. Sales cycles for commercial physical security products can range from several months to a matter of days, depending upon the product and the urgency associated with the security problem being addressed.

The Mobile Security Division has positioned itself in the marketplace as a commercial company with a military production capability. As such, the Mobile Security Division emphasizes its ability to develop new products, or product adaptations, quickly and more cost effectively than traditional defense contractors. In marketing its products to the military, the Mobile Security Division places strong emphasis on its superior antitank and antipersonnel mine protection for the occupants of tactical wheeled vehicles. We market our military products through a combination of trade show exhibitions, print advertising in military-related periodicals and direct customer visits. We emphasize the cross-marketing of military and commercial products, which we believe strengthens the image of each product group. We have also entered into exclusive teaming and joint marketing agreements with various prime contractors in connection with the Up-Armored HMMWV and up-armoring for HIMARS and Family of Medium Tactical Vehicles (FMTV) for sales in domestic and international military and commercial areas. Such agreements allow us to benefit from the prime contractor's marketing network and save on certain selling costs.

Our military sales activities are directed toward identifying contract bid opportunities with various U.S. government agencies and prime contractors. International sales are made through the Department of Defense's Foreign Military Sales Program and directly to foreign military organizations. We have three full time business development managers who are responsible for this activity and have contractual arrangements with several outside consultants who assist the business development managers in their activities. Proposal preparation and presentation for government projects is done by a team, which normally consists of program managers, a contracting officer, a cost accountant and various manufacturing and engineering personnel.

Simula Most of Simula's products are distributed as a component supplier to original equipment manufacturers (OEMs) or as a direct contractor to the U.S. Government. The products are built to order. We do not directly serve mass consumer markets and supply directly from manufacturing facilities. Thus, the distribution of Simula's products does not involve significant inventory, warehousing or shipping methodologies.

Depending upon the product, we typically employ one of four methods for marketing: (i) direct sales, (ii) technical teams, typically comprised of a combination of sales personnel and engineers, (iii) strategic alliances with OEMs and U.S. Government prime contractors, and (iv) responses to formal request for proposals in bidding for government contracts.

In marketing our safety restraint and seating products, we endeavor to maintain close relationships with existing customers and to establish new customer relationships. Ongoing relationships and repeat customers are an important source of business for our current and new products.

Our marketing and sales activities in the government sector focus primarily upon identifying research and development and other contract opportunities with various agencies of the United States government or with others acting as prime contractors on government projects. Key members of our engineering and project management staffs maintain close working relationships with representatives of the United States military and their prime contractors. Through these relationships, we monitor needs, trends, and opportunities within current military product lines.


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

We adhere to strict quality control standards and conduct extensive product testing throughout our manufacturing processes. Raw materials are also tested to ensure quality. We have obtained ISO 9001 certification for our Wyoming manufacturing facility for less-lethal products, our facility in Pittsfield, Massachusetts for hard armor products, and our facility in Ontario, California for body armor and duty gear holsters and accessories. We have obtained ISO 9002 certification for our Westhoughton, England manufacturing facility for body armor and high visibility garments. ISO standards are promulgated by the International Organization of Standardization and have been adopted by more than 100 countries worldwide. We obtain ISO certification by successfully completing an audit certifying our compliance with a comprehensive series of quality management and quality control standards.

We emphasize engineering excellence and have an extensive engineering staff. Design engineers use state-of-the-art two-dimensional and three-dimensional computer aided design and engineering or CAD/CAE systems in conjunction with coordinate measuring machines to develop electronic models, which generally are converted to solid models or prototypes. Manufacturing engineers concentrate on improvements in the production process and on overall cost reductions from better methods, fewer components and less expensive materials with equal or superior quality. Applying these techniques, we reduced both the time and cost necessary to produce armored vehicles. Our ballistic engineers, in conjunction with our design and manufacturing engineers, develop and test new ballistic and blast protection systems that meet ever-changing threats.

Simula's production and manufacturing consist principally of the molding of armor and composite materials, ceramic tile cutting and grinding, adhesive bonding, sewing, component fabrication, and final assembly. Simula outsources substantial quantities of machining, metal fabrication and welding. Our manufacturing capability features computer-integrated manufacturing programs which, among other things, schedule and track production, update inventories, and issue work orders to the manufacturing floor. All products manufactured must meet rigorous standards and specifications for workmanship, process, raw materials, procedures, and testing, and in some cases regulatory requirements. Products are functionally tested on a sample basis as required by applicable contracts. Customers, and in some cases the United States government as the end user, perform periodic quality audits of the manufacturing process. Certain customers, including the United States government, periodically send representatives to our facilities to monitor quality assurance. Simula's operations are certified to the ISO Standard by AS9001 and ISO 9001:2000 by British Standards Institution, Inc. (BSI).

BACKLOG

Products Division. At December 31, 2003, the Products Division had unfilled customer orders of approximately $57.7 million compared with approximately $7.8 million orders unfilled at December 31, 2002. Approximately $21 million of these orders will ship in the first quarter of 2004.

Mobile Security Division. At December 31, 2003, the Mobile Security Division had unfilled customer orders of approximately $129.2 million. Approximately $63.0 million of these orders will be shipped in the first quarter of 2004.

Simula. At December 31, 2003, Simula had unfilled customer orders of approximately $117.7 million. Approximately $26.0 million of these orders will ship in the first quarter of 2004.

COMPETITION

The market for our law enforcement products is highly competitive and we compete with competitors ranging from small businesses to multinational corporations. For example, in the body armor business, we compete by providing superior design, engineering and production expertise in our line of fully-integrated ballistic and blast protective wear. Our principal competitors in this market niche include Point Blank Body Armor, Inc. and Second Chance Body Armor, Inc. as well as several international competitors on a region-by-region basis. In the less-lethal product industry, we compete by providing a broad variety of less-lethal products with unique features and formulations, which, we believe, afford us a competitive advantage over our competitors. The principal competitive factors for all of our products are quality of engineering and design, reputation in the industry, production capability and capacity, price and ability to meet delivery schedules.

The markets for the Mobile Security Division's products and services are also highly competitive. We compete in a variety of markets and geographic regions, with competitors ranging from small businesses to multinational corporations. We believe that the our design, engineering and production expertise in providing fully integrated ballistic and blast protected vehicles gives us a competitive advantage over those competitors who provide protection against only selected ballistic threats.

A number of complete vehicle armorers in Europe, the Middle East and Latin America armor primarily locally manufactured automobiles. In the U.S., protected passenger automobile armorers include Scaletta Maloney, International Armor and Square One Armoring Services. In each of the South American markets in which we compete, we have a variety of different competitors. In the high-end luxury sedan market we compete with a variety of OEMs, as well as a variety of small independent automotive integrators such as Carat Du Chatelet in Europe. The principal competitive factors are price, quality of engineering and design, production capability and capacity, ability to meet delivery schedules and reputation in the industry. There are a large number of companies that provide specific armoring packages for tactical wheeled vehicles, helicopters and selected other military applications.

The market for Simula's products and services are also highly competitive. Numerous suppliers compete for government defense contracts as prime contractors or subcontractors. Competition relates primarily to technical know-how, cost, and marketing efforts. The competition for government contracts relates primarily to the award of contracts for the development of proposed products. Contracts for supply of products primarily tends to follow the development contracts because of the extensive investment necessary to develop and qualify new products. Our principal competitors in the crash-resistant military seating market are Martin-Baker (England) and Israeli Aircraft Industries (Israel). Our military product lines in armor, parachutes, and flotation collars have a number of competitors, with none dominating the market. Our competitive strategy is to be a technology innovator and strategic partner to first tier suppliers and OEMs. Our present or future products could be rendered obsolete by technological advances by one or more of our competitors or by future entrants into our markets.

EMPLOYEES

As of January 1, 2004, we have a total of approximately 2,516 employees in continuing operations, of which approximately 1,305 were employed in the Products Division, approximately 997 in the Mobile Security Division, approximately 214 in Simula and 13 in our corporate headquarters.

Approximately 48 employees in Armor Products International, our UK subsidiary, are represented by the General Municipal Boilermaker and Allied Trade Union. Approximately 32 employees in O'Gara-Hess & Eisenhardt de Mexico, S.A. de C.V., our Mexico subsidiary, are represented by union. Approximately 12 employees in O'Gara-Hess & Eisenhardt France S.A., our France subsidiary, are represented by C.F.D.T. Approximately 111 employees in Trasco-Bremen, our Germany subsidiary, are represented by IG Metall, Bezirk Kuste. None of our remaining employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee related slowdowns and believe that the relationship with our employees is good.

RESEARCH AND DEVELOPMENT

We view our research and development efforts as critical to maintaining a leadership position in the security products and vehicle armoring markets. Our research and development occurs primarily under fixed-price or cost-plus, government funded contracts as well as Company-sponsored efforts. We seek to offer superior quality and advanced products and systems to our customers at competitive prices. To achieve this objective, we engage in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of our existing products. We also design and develop new products in an ongoing effort to anticipate and meet our customers' evolving needs.

We employ scientific, engineering and other personnel to improve our existing product lines and to develop new products and technologies in the same or related fields.

PATENTS AND TRADEMARKS

We currently own numerous issued United States and foreign patents and pending patent applications for inventions relating to our product lines as well as several registered and unregistered trademarks and service marks relating to our products and services. The registered trademarks include AMERICAN BODY ARMOR(TM), B-SQUARE(R), BREAK FREE(R), CLP(R), DEFENSE TECHNOLOGY/FEDERAL LABORATORIES(R), DEF-TEC PRODUCTS(R), DISTRACTION DEVICE(R), FEDERAL LABORATORIES(R), FERRET(R), FIRST DEFENSE(R), IDENTICATOR(R), IDENTIDRUG(R), IMPAKTM, LIGHTNING POWDER(R), MONADNOCK(R), NIK(R), O'GARA-HESS & EISENHARDT ARMORING COMPANY(R), PROTECH(TM), QUIKSTEP LADDERS(TM), SAFARILAND DESIGN(R), SPEEDFEED(R), 911EP and DESIGN(TM), MOBILE DEFENDER(TM), SIMULITE(R), REINVENTING THE TECHNOLOGY OF SAFETY(R), SIMULA SAFE(TM), PROTECTING PEOPLE IN MOTION(R), DURACHUTE(R) and CLEARGARD(R). We also have an exclusive license to use the MACE trademark in the law enforcement market and a non-exclusive license to use the FLEX-CUF trademark. Although we do not believe that our ability to compete in any of our product markets is dependent solely on our patents and trademarks, we do believe that the protection afforded by our intellectual property provides us with important technological and marketing advantages over our competitors. Although we have protected our technologies to the extent that we believe appropriate, the measures taken to protect our proprietary rights may not deter or prevent unauthorized use of our technologies. In other countries, our proprietary rights may not be protected to the same extent as in the United States.

GOVERNMENT REGULATION

We are subject to federal licensing requirements with respect to the sale in foreign countries of certain of our products. In addition, we are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our operations and workplace, including regulations promulgated by, among others, the U.S. Departments of Commerce, State and Transportation, the Federal Aviation Administration, the U.S. Environmental Protection Agency and the U.S. Bureau of Alcohol, Tobacco and Firearms. The U.S. Bureau of Alcohol, Tobacco, and Firearms also regulates us as a result of our manufacturing of certain destructive devices and by the use of ethyl alcohol in certain products. We also ship hazardous goods, and in doing so, must comply with the regulations of the U.S. Department of Transportation for packaging and labeling. Additionally, the failure to obtain applicable governmental approval and clearances could adversely affect our ability to continue to service the government contracts we maintain. Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. We are also subject to routine audits to assure our compliance with these requirements. We have become aware that we are not in full compliance with certain regulations governing the export of equipment and related technology used for military purposes that are applicable to certain of our products. We have undertaken steps to comply with these regulations and to help ensure compliance in the future. We do not believe that such noncompliance will have a material adverse effect on our business. In addition, a number of our employees involved with certain of our federal government contracts are required to obtain specified levels of security clearances. Our business may suffer if we or our employees are unable to obtain the security clearances that are needed to perform services contracted for the Department of Defense, one of our major customers. Our failure to comply with these contract terms, rules or regulations could expose us to substantial penalties, including the loss of these contracts and disqualification as a U.S. government contractor.

Like other companies operating internationally, we are subject to the Foreign Corrupt Practices Act and other laws which prohibit improper payments to foreign governments and their officials by U.S. and other business entities. We operate in countries known to experience endemic corruption. Our extensive operations in such countries creates the risk of an unauthorized payment by one of our employees or agents which would be in violation of various laws including the Foreign Corrupt Practices Act. Violations of the Foreign Corrupt Practices Act may result in severe criminal penalties which could have a material adverse effect on our business, financial condition and results of operations.

ENVIRONMENTAL LAWS AND REGULATIONS

We are subject to federal, state, and local and foreign laws and regulations governing the protection of the environment and human health, including those regulating discharges to the air and water, the management of wastes, and the control of noise and odors. While we always strive to operate in compliance with these requirements, we cannot assure you that we are at all times in complete compliance with all such requirements. We are subject to potentially significant fines or penalties if we fail to comply with environmental requirements and we do not currently carry insurance for such noncompliance events. Although we have made and will continue to make capital expenditures in order to comply with environmental requirements, we do not expect material capital expenditures for environmental controls in 2004. However, environmental requirements are complex, change frequently, and could become more stringent in the future. Accordingly, we cannot assure you that these requirements will not change in a manner that will require material capital or operating expenditures or will otherwise have a material adverse effect on us in the future.

We are also subject to environmental laws requiring the investigation and cleanup of environmental contamination. We may be subject to liability, including liability for cleanup costs, if contamination is discovered at one of our current or former facilities, in some circumstances even if such contamination was caused by a third party such as a prior owner. We also maybe subject to liability if contamination is discovered at a landfill or other location where we have disposed of wastes, notwithstanding that our historic disposal practices may have been in accordance with all applicable requirements. The amount of such liability could be material and we do not currently carry insurance for such environmental cleanups should they be required of us. We use Orthochlorabenzalmalononitrile and Chloroacetophenone chemical agents in connection with our production of tear gas, and these chemicals are hazardous and could cause environmental damage if not handled and disposed of properly. Simula's principal environmental focus is the handling and disposal of paints, solvents, and related materials in connection with product finishes, welding, and composite fabrication.

AVAILABLE INFORMATION

Our Internet address is www.armorholdings.com. We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and the proxy statement for our annual meeting of stockholders as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Forms 3, 4 and 5 filed with respect to our equity securities under section 16(a) of the Securities Exchange Act of 1934, as amended, are also available on our Internet website. All of the foregoing materials are located at the "Investor Relations" tab. The information found on our website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts.

We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers, a Code of Business Conduct and Ethics for directors, officers, employees, agents, representatives, subsidiaries and affiliates, an Audit Committee Charter, Compliant Procedures for Accounting and Auditing Matters, a Compensation Committee Charter, a Nominating/Corporate Governance Committee Charter, Corporate

Governance Guidelines, and an Audit Committee Pre-Approval Policy, all of which are available at our Internet website at the tab "Investor Relations." We will provide to any person without charge, upon request, a copy of the foregoing materials. We intend to disclose future amendments to the provisions of the foregoing documents, policies and guidelines and waivers therefrom, if any, on our Internet website and/or through the filing of a Current Report on Form 8-K with the Securities and Exchange Commission. Materials we file with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information on the operation of the Securities and Exchange Commission's Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at www.sec.gov. Any requests for the foregoing documents from us should be made in writing to Todd Smith, our Vice President of Legal Affairs, at 1400 Marsh Landing Parkway, Suite 112, Jacksonville, Florida, 32250.

Information on our Internet website does not constitute a part of this Annual Report on Form 10-K.

DISCONTINUED OPERATIONS

On April 17, 2003, we announced that we had completed the sale of our ArmorGroup Integrated Systems business through the sale of 100% of the stock of ArmorGroup Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc. to Aerwav Integration Systems, Inc. ("AIS"). AIS is a wholly owned subsidiary of Aerwav Holdings, LLC. As consideration for the integrated systems business, we received a $4.1 million collateralized note due in two years and a warrant for approximately 2.5% of AIS. We have recorded a loss of $366,000 on the sale.

On November 26, 2003, we announced that we completed the sale of ArmorGroup, our security service division, for $33,660,000 in cash to a group of private investors led by Granville Baird Capital Partners of London, England and Management. We received $31,360,000 in cash at closing and are scheduled to receive another $2,300,000 by the end of 2004, of which we have received $375,000 through March 6, 2004. We have recorded a loss of $8.8 million on the sale in the fourth quarter of 2003.

At December 31, 2003, our litigation support services subsidiary remains as our only operating entity in discontinued operations. We are actively attempting to sell this business and expect to sell it during 2004.

ITEM 2. PROPERTIES

The following table identifies and provides certain information regarding our principal facilities.
CONTINUING OPERATIONS

                                           ANNUAL RENT          OWNED/            APPROXIMATE SIZE     PRODUCTS MANUFACTURED
LOCATION                                                        LEASED
-----------------------------------   ---------------    ------------    ------------------------    -----------------------------
Jacksonville, FL                                 N/A           Owned                    14 Acres     Body armor, forensic products,
                                                                                  70,000 sq. ft.     weapon cleaning lubricants

Jacksonville, FL                         $   131,000          Leased               6,930 sq. ft.     Corporate headquarters.
Casper, WY                                       N/A           Owned                    66 Acres     Tear gas, pepper spray,
                                                                                  72,234 sq. ft.     less-lethan munitions

Westhoughton, England                            N/A           Owned              44,000 sq. ft.     Body armor
Ontario, CA                                      N/A           Owned             117,500 sq. ft.     Body armor, duty gear,
                                                                                                     automotive accessories

Pittsfield, MA                           $    79,000          Leased              16,000 sq. ft.     Hard armor, vehicle armor
Pittsfield, MA                                   N/A           Owned              19,700 sq. ft.     Hard armor, vehicle armor
Tijuana, Mexico                          $   159,000          Leased              31,452 sq. ft.     Duty gear, body armor,
                                                                                                     automotive accessories

Fitzwilliam, NH                          $    37,500          Leased              22,848 sq. ft.     Police batons
El Segundo, CA                           $    69,000          Leased               6,500 sq. ft.     Fingerprint equipment
Fort Worth, TX                           $    42,000          Leased              10,000 sq. ft.     Scope mounts & rings
Oxnard, CA                               $   147,000          Leased              25,000 sq. ft.     Specialty gloves
St. Cloud, MN                            $    60,000          Leased              10,000 sq. ft.     LED light bars
Fort Worth, TX                           $    19,000          Leased               5,000 sq. ft.     Scope mounts & rings
Bremen, Germany (1)                              N/A           Owned                    11 Acres     Armored vehicles
                                                                                 161,500 sq. ft.

Fairfield, OH                                    N/A           Owned             130,000 sq. ft.     Armored vehicles & ballistic
                                                                                                     glass

Fairfield, OH                            $   186,000          Leased              95,000 sq. ft.     Armored vehicles
Fairfield, OH                            $   139,000          Leased              40,000 sq. ft.     Armored vehicles
Lamballe, France (2)                     $   101,000          Leased              52,000 sq. ft.     Armored vehicles
Sao Paulo, Brazil                        $   224,000          Leased              56,000 sq. ft.     Armored vehicles & ballistic
                                                                                                     glass

Rio De Janeiro, Brazil                   $    35,000          Leased              11,406 sq. ft.     Armored vehicles
Bogota, Colombia                         $    77,500          Leased              35,000 sq. ft.     Armored vehicles & ballistic
                                                                                                     glass

Bogota, Colombia                         $    22,200          Leased               6,823 sq. ft.     Armored vehicles
Mexico City, Mexico                      $    62,500          Leased              20,000 sq. ft.     Armored vehicles
Mexico City, Mexico                              N/A           Owned               5,380 sq. ft.     Armored vehicles
Caracas, Venezuela                       $   128,000          Leased              15,360 sq. ft.     Armored vehicles
Plattsburgh, NY                          $    42,000          Leased               3,000 sq. ft.     Hard armor, vehicle armor
Champlain, NY                            $    18,500          Leased               7,000 sq. ft.     Hard armor, vehicle armor
Phoenix, AZ                              $ 1,165,000          Leased             188,140 sq. ft.     Human Safety and Survival
                                                                                                     Systems

Phoenix, AZ                              $   306,000          Leased              25,312 sq. ft.     Commercial products

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

DISCONTINUED OPERATIONS

Charlotte, NC (3)                        $    68,000          Leased               5,407 sq. ft.     Investigations
Gresham, OR                              $   138,000          Leased               7,160 sq. ft.     Litigation Support Services
Note 3 - We have reached an agreement to terminate this lease of vacant space for $140,000.
-----------------------------------------------------------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

In 1997 we terminated several agreements with a Dutch company, Airmunition International, B.V. ("AMI"), and with a British company, Crown Limited ("Crown"). AMI and Crown started an action against us before the Netherlands Arbitration Institute in Rotterdam, Holland claiming breach of contract, unauthorized use of confidential information, inducing an AMI employee to leave to work for us in competition with plaintiffs and further inducing him to breach his confidentiality agreements with plaintiffs. Plaintiffs sought damages of $20.5 million. On April 29, 2003, the Tribunal rendered an interim award in our favor on the first three counts. However, it reserved the opportunity for Plaintiffs to provide proof of damages noting that any damages AMI/Crown may have suffered on this remaining issue would be "limited" based on the facts. On March 4, 2004, the arbitrators found that the plaintiffs had failed to offer any evidence of damages, and therefore, they dismissed all of the claims against us. Further the arbitrators directed AMI/Crown to pay us our costs. Unfortunately, AMI and Crown have filed for bankruptcy protection from creditors so recovery of our costs is doubtful.

On January 16, 1998, our Services Division ceased operations in Angola and subsequently became involved in various disputes with SHRM S.A. ("SHRM"), its minority joint venture partner relating to the Angolan joint venture known as Defense System International Africa ("DSIA"). On March 6, 1998, SIA (a subsidiary of SHRM) filed a complaint against Defense Systems France, SA ("DSF") before the Commercial Court of Nanterre (Tribunal de Commerce de Nanterre) seeking to be paid an amount of $577,286 corresponding to an alleged debt of DSIA to SIA. In October 2002, the Commercial Court of Nanterre stayed the proceedings before it, pending the decisions of the Court of Appeal and the Paris Commercial Court. In February 2003, the Court of Appeal ruled against SHRM and its parent entity, Compass Group, effectively ending all further proceedings on the merits of Compass' claims. Compass has appealed the decision before the French Court of Cassation, which reviews only matters of law.

In 1999 and prior to our acquisition of O'Gara-Hess & Eisenhardt Armoring Company (which has been converted to a limited liability company and is now known as O'Gara-Hess & Eisenhardt Armoring Company, L.L.C.) ("OHEAC") in 2001, O'Gara-Hess & Eisenhardt Armoring de Brasil Ltda. ("OHE Brazil") was audited by the Brazilian federal tax authorities and assessed over Ten Million Reals (US$3.4 million based on the exchange rate as of December 31, 2003). OHE Brazil has appealed the tax assessment and the case is pending. To the extent that there may be any liability resulting from the 2001 audit, we believe that we are entitled to indemnification from Kroll, Inc. under the terms of our purchase agreement dated April 20, 2001, despite the denial by Kroll, Inc. of any such liability, because the events occurred prior to our purchase of the O'Gara Companies from Kroll, Inc. However, to the extent that the appeal relating to 2001 activity results in an unfavorable ruling, we could be liable for unpaid taxes incurred subsequent to the acquisition from Kroll.

In 1999 and prior to our acquisition of OHEAC in 2001, several of the former employees of Kroll O'Gara Company de Mexico, S.A. de C.V. ("O'Gara Mexico"), a subsidiary of OHEAC, commenced labor claims against O'Gara Mexico seeking damages for unjustified termination. These cases are still pending before the labor board in Mexico City. The terminated employees are seeking back pay and benefits since the date of termination amounting to approximately US $2.9 million, and accruing at approximately US $50,400 per month. To the extent that there may be any liability, we believe that we are entitled to indemnification from Kroll, Inc. under the terms of our purchase agreement dated April 20, 2001, despite the denial by Kroll, Inc. of any such liability, because the events occurred prior to our purchase of the O'Gara Companies from Kroll, Inc. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

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

In December 2001, O'Gara-Hess & Eisenhardt France S.A. ("OHE France") sold its industrial bodywork business operated under the name Labbe/Division de O'Gara Hess & Eisenhardt France/ Carrosserie Industriells to SNC Labbe. Subsequent to the sale, the Labbe Family Trust ("LFT"), owner of the leasehold interest upon which the Carrosserie business is operated, sued OHE France and SNC Labbe claiming that the transfer of the leasehold was not valid because the LFT had not given its consent to the transfer as required under the terms of the lease. Further, LFT seeks to have OHE France, as the sole tenant, maintain and repair the leased building. The approximate cost of renovating the building is estimated to be between US $3.2 and US $6.4 million, based on the exchange rate as of December 31, 2003. The case is currently pending, and while we are contesting the allegations vigorously, we are unable to predict the outcome of this matter. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

On or about March 22, 2002, OHEAC received a civil subpoena from the Department of Defense ("DOD") requesting documents and information concerning various quality control documentation regarding parts delivered by its subcontractors and vendors in support of the HMMWVs armored at its Fairfield, Ohio facility for the period October 1, 1999 through May 1, 2001. OHEAC has complied fully with the subpoena. In early 2003, OHEAC was advised that the Department of Justice ("DOJ") was also investigating separate claims against OHEAC filed by individuals that involve the same time frame and issues covered by the DOD subpoena. OHEAC has learned that the DOJ investigation relates to a certain unidentified action filed under the federal False Claims Act pursuant to which the United States government may intervene and recover damages. OHEAC has fully responded to, and cooperated with, the government's questions and investigation. The DOJ has since notified OHEAC that it has declined to intervene in the case. On September 30, 2003, the action filed under the federal False Claims Act was voluntarily withdrawn without prejudice.

On October 18, 2002, we were notified by the Internal Revenue Service that our tax return for the tax year ended December 31, 2000 had been selected for examination. Further, on January 30, 2003 we were notified that our tax return for the tax year ended December 31, 2001 had been selected for examination. The examinations are currently pending, and at this time we are unable to predict the outcome of these matters. However, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

In October 2002, we were sued in the United States District Court for the District of Wyoming with respect to one of our subsidiaries' Casper, Wyoming tear gas plant. The plaintiffs in the lawsuit asserted various state law tort claims and federal environmental law claims under the Resource Conservation and Recovery Act and the Clean Air Act stemming from the tear gas plant. In February 2004, we agreed with the plaintiffs to settle the lawsuit for an amount of money that is not material to us and the plaintiffs have agreed to dismiss their lawsuit with prejudice.

In September 2003, Second Chance Body Armor, Inc., a body armor manufacturer and one of our competitors, has notified its customers of a potential safety issue with its Ultima(R) and Ultimax(R) models. Second Chance Body Armor has claimed that Zylon(R) fiber, which is made by Toyobo, a Japanese corporation, and used in the ballistic fabric construction of its Ultima(R) and Ultimax(R) models, degraded more rapidly than originally anticipated. Second Chance Body Armor has also stated that the Zylon(R) degradation problem affects the entire body armor industry, not just its products. Both private claimants and State Attorneys General have already commenced legal action against Second Chance Body Armor based upon its Ultima(R) and Ultimax(R) model vests and we have received investigative demands from state agencies in Texas and Connecticut. Second Chance Body Armor licenses from Simula a certain patented technology which is used in some of the body armor it manufactures, but to our knowledge, no lawsuit has yet been brought against Second Chance Body Armor based upon this licensed technology, although a letter was received by Simula from an attorney representing a police officer who was injured while wearing a Second Chance Body Armor vest alleging potential liability against Simula. In addition, the U.S. Attorney General has asked the U.S. Department of Justice to investigate the claims regarding the use of Zylon(R) in bulletproof vests, which we use in the manufacturing of certain of our body armor models for law enforcement personnel. As Simula has licensed its technology to Second Chance Body Armor, it may be impacted by the pending claims against Second Chance Body Armor and the investigation being conducted by the U.S. Department of Justice. If Simula is included in the claims pending against Second Chance Body Armor and the investigation being conducted by the U.S. Department of Justice, we cannot assure you that any judgment, settlement or resolution against Simula will not have a material impact on Simula's financial position, operations or liquidity.

The National Institute of Justice (NIJ) is engaged in an ongoing inquiry and investigation of bullet-resistant vests and the protocol for testing used vests, as well as the reliability of Zylon and other fibers. We have consulted with and cooperated fully with the NIJ in this endeavor. To date, the NIJ has embarked only in its first phase of testing, which entails vests that have been heavily worn or exposed to adverse conditions, and which involves the ballistic standard applicable to new vests. Although some of the vests tested, including ours, experienced some level of penetration, the NIJ specifically warned against the misuse and misinterpretation of these results, emphasizing that the data produced so far is preliminary in nature, applies to a very small sample size and therefore it is not possible to draw any statistically-based conclusions from these results. The NIJ will continue to conduct further testing and analyze these issues in order to determine if any conclusions can be reached as to the performance and reliability of aged vests. We have requested the NIJ to provide us with its testing data, and we intend to evaluate and review the NIJ results in our continuing effort to assist the NIJ in developing uniform standards for certification of new vests and the testing of used vests. The NIJ continues to encourage law enforcement officers to wear body armor, in light of the fact that "the lives of more than 2,700 law enforcement officers have been saved by the use of bullet-resistant body armor over the past 30 years."

In addition to the above, in the normal course of business, we are subjected to various types of claims and currently have on-going litigations in the areas of products liability and general liability. Our products are used in a wide variety of law enforcement situations and environments. Some of our products can cause serious personal or property injury or death if not carefully and properly used by adequately trained personnel. We believe that we have adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductible or self-insured retention. Our annual insurance premiums and self insurance retention amounts have risen significantly over the past several years and may continue to do so to the extent we are able to purchase insurance coverage. At this time, we do not believe any such claims or pending litigation will have a material impact on our financial position, operations and liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, par value $.01 per share (the "Common Stock") is traded under the symbol "AH" on the New York Stock Exchange (the "NYSE"). The following table sets forth the range of high and low sales prices for our Common Stock on the NYSE for fiscal years 2003 and 2002 and for the first quarter of fiscal year 2004 (through March 5, 2004).

                                                          HIGH          LOW
                                                          ----          ---
          2004
          1st Quarter - through March 5, 2004            $ 30.30      $ 24.80

          2003
          4th Quarter ...........................        $ 27.35      $ 16.46
          3rd Quarter ...........................        $ 17.80      $ 12.83
          2nd Quarter............................        $ 14.95       $ 9.91
          1st Quarter.............................       $ 14.60       $ 9.40

          2002
          4th Quarter ...........................        $ 16.50      $ 12.50
          3rd Quarter ...........................        $ 25.50      $ 12.00
          2nd Quarter............................        $ 29.55      $ 22.00
          1st Quarter...........................         $ 28.25      $ 20.45



HOLDERS

As of March 5, 2004, we had approximately 385 stockholders of record. Only record holders of shares held in "nominee" or street names are included in this number.

DIVIDENDS

We have never declared or paid cash dividends on our Common Stock. Our debt agreements, such as the indenture governing the 8 1/4% senior subordinated notes and the senior credit facility, contain covenants that limit our ability to pay dividends or make other distributions to our stockholders. We may pay dividends subject to the restrictions contained in our indenture and our senior credit facility. With respect to our senior credit facility, we intend to seek an amendment that permits us to pay dividends or make other distributions to our stockholders. However, we cannot assure you that we will be able to pay dividends to our stockholders in the future due to the restrictive covenants regarding our ability to pay dividends contained in our indenture and our senior credit facility. Furthermore, with respect to our senior credit facility, we cannot assure you that we will obtain the amendment necessary to allow us to pay dividends or make other distributions to our stockholders. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 8 to Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

None.

RECENT PURCHASES OF OUR REGISTERED EQUITY SECURITIES

We did not purchase any shares of our common stock during the fourth quarter of 2003.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL OVERVIEW

FIVE-YEAR SUMMARY

         The table below sets forth a summary of our results of operations and financial condition as of and for the periods then ended.


                                                    2003            2002           2001            2000           1999
                                                    ----            ----           ----            ----           ----
                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Total revenues (1)                                 $365,172       $305,117       $197,100        $139,904       $ 96,706
Operating income                                   $ 35,729       $ 38,365       $ 26,673        $ 19,869       $ 15,126
Income from continuing operations                  $ 17,006       $ 21,337       $ 14,684        $ 10,847       $ 11,217
Net income (loss)(2)                               $ 10,886       $(17,689)      $ 10,128        $ 17,048       $ 13,196

Basic income from continuing
operations per common share                         $  0.61       $   0.70        $  0.61         $ 0.48         $ 0.53

Diluted income from continuing
operations per common share                         $  0.59       $  0.69         $  0.59         $ 0.46         $ 0.52
Basic earnings (loss) per share                     $  0.39       $ (0.58)        $  0.42         $ 0.75         $ 0.63
Diluted earnings (loss) per share                   $  0.38       $ (0.57)        $  0.41         $ 0.73         $ 0.61

Note 1 - Revenue and operating income for all periods presented represents revenue from continuing operations only, while net income includes income and losses from discontinued operations.

Note 2 - 2003 and 2002 net income (loss) includes a pre-tax charge for impairment of long-lived assets of discontinued operations of $12.4 million and $30.3 million, respectively. 2001 net income (loss) includes a pre-tax restructuring charge of $10.3 million in discontinued operations.

Total assets                                      $ 585,626      $ 367,753      $ 388,057       $ 225,957      $ 178,922
Working capital                                   $ 168,644      $ 100,591      $ 142,723       $  67,937      $  53,993
Long-term obligations                             $ 168,508      $   5,240      $  4,640        $  38,288      $   2,453
Stockholders' equity                              $ 295,365      $ 288,077      $ 326,019       $ 166,771      $ 157,883

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", "could be" and similar expressions are forward looking statements. Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. For more information, see "Forward Looking Statements" contained elsewhere in this report.

Our actual results may differ from those expressed or implied in forward-looking statements. We believe that we are subject to a number of risk factors, including, without limitation: the inherent unpredictability of currency fluctuations; competitive actions, including pricing; the ability to realize cost reductions and operating efficiencies, including the ability to implement headcount reduction programs timely and in a manner that does not unduly disrupt business operations and the ability to identify and to realize other cost-reduction opportunities; general economic and business conditions; our ability to successfully execute changes to operations, such as integration of recent and future acquisitions and the move of our corporate headquarters and certain of our manufacturing operations, without disrupting our operations; and our ability to obtain supplies and raw materials without disruption.

Any forward-looking statements in this report should be evaluated in light of these and other important risk factors listed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K including the accompanying financial statements.

COMPANY OVERVIEW

We are a leading manufacturer and provider of specialized security products; training and support services related to these products; vehicle armor systems; military helicopter seating systems, aircraft and land vehicle safety systems; protective equipment for military personnel; and other technologies used to protect humans in a variety of life-threatening or catastrophic situations. Our products and systems are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as governmental agencies, multinational corporations and individuals. We are organized and operated under three business divisions: Armor Holdings Products, also referred to as our Products Division, Armor Mobile Security, also referred to as our Mobile Security Division, and Simula.

CONTINUING OPERATIONS

Products. Our Products Division manufactures and sells a broad range of high quality security products, equipment and related consumable items, such as concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, emergency lighting products, forensic products, firearms accessories, weapon maintenance products, foldable ladders and specialty gloves. Our products are marketed under brand names that are well established in the military and law enforcement communities such as AMERICAN BODY ARMOR(TM), B-SQUARE(R), BREAK FREE(R), CLP(R), DEFENSE TECHNOLOGY/FEDERAL LABORATORIES(R), DEF-TEC PRODUCTS(R), DISTRACTION DEVICE(R), FEDERAL LABORATORIES(R), FERRET(R), FIRST DEFENSE(R), IDENTICATOR(R), IDENTIDRUG(R), IMPAK(TM), LIGHTNING POWDER(R), MONADNOCK(R), NIK(R), O'GARA-HESS & EISENHARDT ARMORING COMPANY(R), PROTECH(TM), QUIKSTEP LADDERS(TM), SAFARILAND DESIGN(R), SPEEDFEED(R), 911EP and DESIGN(TM). We sell our products through a network of over 350 distributors and sales agents, including approximately 200 in the United States. Our extensive distribution capabilities and commitment to customer service and training have enabled us to become a leading provider of security equipment to law enforcement agencies.

Mobile Security. Our Mobile Security Division manufactures and installs ballistic and blast protected armoring systems for privately owned vehicles. We armor a variety of privately owned commercial vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats. Our customers in this business include international corporations and high net worth individuals. Under the brand name O'Gara-Hess & Eisenhardt, we are the sole-source provider to the U.S. military of the armor and blast protection systems for HMMWVs. We are also under contract with the U.S. Army to provide spare parts, logistics and ongoing field support services for the currently installed base of approximately 4,415 Up-Armored HMMWVs. Additionally, our Mobile Security Division has been subcontracted to develop a ballistic and blast protected armored and sealed truck cab for the HIMARS, a program recently transitioned by the U.S. Army and U.S. Marine Corps from developmental to a low rate of initial production, deliveries of which commenced in 2003. We also supply armor sub-systems for other tactical wheeled vehicles. In addition, we supply ballistic and blast protected armoring systems to U.S. federal law enforcement and intelligence agencies and foreign heads of state.

Simula. Simula, acquired December 9, 2003, supplies human safety and survival systems to the U.S. military, and major aerospace and defense prime contractors. Our core markets are military aviation safety, military personnel safety, and land and marine safety. Through Simula, we provide military helicopter seating systems, aircraft and land vehicle armor systems, protective equipment for military personnel and technologies used to protect humans in a variety of life-threatening or catastrophic situations.

DISCONTINUED OPERATIONS

On April 17, 2003, we announced that we had completed the sale of our ArmorGroup Integrated Systems business through the sale of 100% of the stock of ArmorGroup Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc. to Aerwav Integration Systems, Inc. ("AIS"). AIS is a wholly owned subsidiary of Aerwav Holdings, LLC. As consideration for the integrated systems business, we received a $4.1 million collateralized note due in two years and a warrant for approximately 2.5% of AIS. We have recorded a loss of $366,000 on the sale.

On November 26, 2003, we announced that we completed the sale of ArmorGroup, our security service division, for $33,660,000 in consideration to a group of private investors led by Granville Baird Capital Partners of London, England and Management. We received $31,360,000 in cash at closing and are scheduled to receive another $2,300,000 by the end of 2004. We have recorded a loss of $8.8 million on the sale in the fourth quarter of 2003. In accordance with generally accepted accounting principles, unrealized gains and losses, which are included in equity as accumulated other comprehensive income or loss, are not recognized until the period in which the related assets and liabilities are disposed of.

At December 31, 2003, our litigation support services subsidiary remains in discontinued operations. This subsidiary specializes in providing computer forensics consulting services, training and software tools to the civil litigation market and to government agencies and Fortune 500 corporations. Computer forensics is the preservation, identification, extraction and documentation of computer evidence. We are actively attempting to sell this business and expect to sell it during 2004.

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

We record revenue from our Mobile Security Division when the vehicle is shipped, except for larger commercial contracts typically longer than four months in length and the contract for the delivery of HMMWVs to the U.S. government on which revenue is recognized on a units completed bases with completion occurring upon inspection and acceptance by the U.S. government. This contract continues through 2005. Revenue from such larger contracts is recognized on the percentage of completion, units-of-work performed method. HMMWV units sold to the U.S. government are considered complete when the onsite Department of Defense officer finishes the inspection of the HMMWV and approves it for delivery. Should such contracts be in a loss position, the entire estimated loss would be recognized for the balance of the contract at such time. We believe that our current contracts are profitable.

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

Income taxes. We account for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under the asset and liability method specified thereunder, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are offset by deferred tax assets relating to net operating loss carryforwards and deductible temporary differences. Future benefits obtained either from utilization of net operating loss carryforwards or from the reduction in the income tax asset valuation allowance existing on September 20, 1993 have been and will be applied to reduce reorganization value in excess of amounts allocable to identifiable assets. At December 31, 2003 and 2002, our consolidated foreign subsidiaries have unremitted earnings of approximately $9.0 million and $3.0 million, respectively, on which the Company has not recorded a provision for United States Federal income taxes since these earnings are considered to be permanently reinvested. Such foreign earnings have been taxed according to the regulations existing in the countries in which they were earned.

Impairment. Long-lived assets including certain identifiable intangibles, and the goodwill related to those assets, are reviewed annually for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets. Management reviewed the Company's long-lived assets and has taken an impairment charge of $12.4 million in fiscal 2003 and $30.3 million in fiscal 2002 to reduce the carrying value of the Services Division to estimated realizable value. The method used to determine the existence of an impairment would be discounted operating cash flows estimated over the remaining useful lives of the related long-lived assets for continuing operations in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Impairment is measured as the difference between fair value and unamortized cost at the date impairment is determined.

Discontinued Operations. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), a component classified as held for sale is reported in discontinued operations when the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. In a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement for current and prior periods reports the results of operations of the component, including any estimated impairment gain or loss recognized in accordance with SFAS 144 paragraph 37, in discontinued operations. The results of discontinued operations, less applicable income taxes (benefit), is reported as a separate component of income before extraordinary items and the cumulative effect of accounting changes (if applicable). The assets and liabilities of a disposal group classified as held for sale are presented separately in the asset and liability sections, respectively, of the statement of financial position.

RESULTS OF OPERATIONS

Effective June 30, 2002, we decided to sell the ArmorGroup Services Division (the sale was completed on November 26, 2003) through an organized and formal auction managed by outside advisors. In accordance with Statement of Accounting Standards 144, Accounting for Impairment or Disposal of Long-Lived Assets, the assets and liabilities of the Company's Services Division have been classified as held for sale, with operating results reported as discontinued operations in the our statement of operations for all periods prior to the sale of this division. Our US based training subsidiary, USDS, Inc. previously reported under the Services Division but not included for sale has been reclassified to the Products Division.

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated:


                                                                                         FISCAL YEAR
                                                                                    2003         2002        2001
                                                                                    ----         ----        ----

              Revenue from continuing operations
                 Products                                                          54.5%        59.0%       76.0%
                 Mobile Security                                                   43.1%        41.0%       24.0%
                 Simula                                                             2.3%        0.00%       0.00%
              Total revenues from continuing operations                           100.0%       100.0%      100.0%
              Cost of sales                                                        69.4%        69.1%       64.1%
              Operating expenses                                                   17.2%        16.3%       19.6%
              Amortization                                                          0.1%         0.1%        1.1%
              Integration and other charges                                         3.4%         1.9%        1.7%
              Operating income                                                      9.8%        12.6%       13.5%
              Interest expense, net                                                 1.1%         0.3%        2.0%
              Other income, net                                                     0.1%         0.0%        0.0%
              Income from continuing operations before
                 provision for income taxes                                         8.5%        12.3%       11.6%
              Provision for income taxes                                            3.9%         5.3%        4.2%
              Income from continuing operations                                     4.7%         7.0%        7.5%
              Loss from discontinued operations, net of income tax                (1.7%)      (12.8)%      (2.3)%
              Net income (loss)                                                     3.0%       (5.8)%        5.1%


FISCAL 2003 AS COMPARED TO FISCAL 2002

Net income (loss). Net income (loss) increased $28.6 million, or 161.5%, to net income of $10.9 million for the year ended December 31, 2003 ("fiscal 2003") compared to a net loss of $(17.7) million for the year ended December 31, 2002 ("fiscal 2002"). Income from continuing operations and a loss from discontinued operations were $17.0 million and ($6.1) million, respectively, for fiscal 2003, compared to income from continuing operations and a loss from discontinued operations of $21.3 million and $(39.0) million, respectively, for fiscal 2002. The decrease in income from continuing operations relates primarily to a $7.3 million non-cash, non-recurring charge for stock based compensation in the fourth quarter of 2003, a $3.3 million (including a $2.1 million non-cash charge) severance charge related to the termination of our former Chief Executive Officer in the second quarter of 2003, an increase in interest expense relating to the company's $150.0 million subordinated debenture issued on August 12, 2003, and increases in bonus expense, legal and accounting fees, insurance and internal audit expenses.

CONTINUING OPERATIONS

Products Division revenues. Our Products Division revenues increased $19.1 million, or 10.6%, to $199.1 million in fiscal 2003, compared to $179.9 million in fiscal 2002. For fiscal 2003, Products Division revenue increased 7.6% internally, including year-over-year changes in acquired businesses, and 3.0% due to the acquisitions of Speedfeed, Inc., the Foldable Products Group, Evi-Paq, Inc., B-Square, Inc. and 911 Emergency Products, Inc., all of which were completed during 2002 and Hatch Imports, Inc., which was completed in the fourth quarter of 2003. Products Division revenues include $20.7 million and $16.8 million from USDS, Inc., our US based training company, for the years ended fiscal 2003 and fiscal 2002, respectively. In our filings prior to June 30, 2002, we reported USDS, Inc. as a part of our Services Division.

Mobile Security Division revenues. Our Mobile Security Division revenues increased $32.4 million, or 25.9% to $157.5 million in fiscal 2003, compared to $125.2 million in fiscal 2002. Mobile Security Division revenues for 2003 increased by $19.2 million due to the acquisition of substantially all of the assets of Trasco-Bremen on September 24, 2002. Excluding the $19.2 million of 2003 revenue increase relating to Trasco-Bremen, Mobile Security Division revenue increased $13.2 million, or 10.9%, in fiscal 2003 compared to fiscal 2002.

Simula revenues. Simula, which we acquired on December 9, 2003, generated revenues of $8.5 million in fiscal 2003 for the 21-day period they were included in fiscal 2003.

Cost of sales. Cost of sales increased $42.8 million, or 20.3%, to $253.6 million for fiscal 2003 compared to $210.7 million for fiscal 2002. As a percentage of total revenues, cost of sales increased to 69.4% of total revenues for fiscal 2003 from 69.1% for fiscal 2002. The increase in cost of sales as a percentage of revenues was primarily due to an increased mix of Mobile Security Division revenues. The Mobile Security Division generates higher cost of sales as a percentage of revenues than does the Products Division.

Gross margins in the Products Division were 34.8% for fiscal 2003 compared to 36.4% for fiscal 2002. The decline in Product Division's gross margins resulted primarily from: (1) an increase in low margin gas mask sales; (2) an increase in lower margin international body armor sales produced overseas at Armor Products International; (3) lower production volumes within our less-lethal, automotive and hard armor product lines, which resulted in reduced fixed cost absorption and certain labor inefficiencies; and (4) moving costs and labor inefficiencies at ProTech associated with the relocation of its manufacturing facility. Excluding our Products training division subsidiary, the Products Division gross margins were 37.1%, compared to 38.7% in 2002.

Gross margins in the Mobile Security Division were 25.4% in fiscal 2003, compared to 23.0% for fiscal 2002. The increase in the Mobile Security gross margins was primarily attributable to: (1) favorable manufacturing overhead cost absorption relating to increased manufacturing volumes at our Cincinnati manufacturing facility, and (2) operational efficiencies at our Cincinnati manufacturing facility.

Gross margins in Simula were 25.8% for the 21-day period they were included in fiscal 2003. Simula's gross margins were negatively impacted by purchase accounting, and by the wrap-up of a low margin contract. 2003 operations are not necessarily indicative of future performance.

Operating expenses. Operating expenses increased $13.0 million, or 26.0%, to $62.8 million (17.2% of total revenues) for fiscal 2003 compared to $49.8 million (16.3% of total revenues) for fiscal 2002.

Products Division operating expenses increased $1.8 million, or 5.7%, to $33.1 million (16.6% of Products Division revenues) compared to $31.4 million (17.4% of Products Division revenues) for fiscal 2002. This increase is primarily due to the incremental operating expenses associated with acquired businesses completed during or subsequent to 2002.

Mobile Security Division operating expenses increased $4.8 million, or 39.3%, to $17.1 million (10.9% of Mobile Security Division revenues) for fiscal 2003 compared to $12.3 million (9.8% of Mobile Security Division revenues) for fiscal 2002. Excluding the increase in 2003 operating expenses resulting from the acquisition of substantially all of the assets of Trasco-Bremen on September 24, 2002, the operating expenses for fiscal 2003 increased $3.0 million versus fiscal 2002. The increase in operating expenses was primarily due to: (1) increased expenses associated with the start-up of operations in Caracas, Venezuela; (2) increased insurance costs; (3) the net effect of a weaker U.S. dollar against foreign currencies, and (4) normal wage inflation.

Simula operating expenses were $ 793,000 in fiscal 2003.

Corporate operating expenses increased $5.6 million, or 89.9%, to $11.8 million (3.2% of total revenues) in fiscal 2003 compared to $6.2 million in fiscal 2002 (2.0% of total revenues). This increase is due primarily to increased bonus expense, legal and accounting fees, insurance and internal audit expenses.

Amortization. Amortization expense increased $244,000, or 99.6%, to $489,000 for fiscal 2003 compared to $245,000 for fiscal 2002. SFAS 142, which we adopted on January 1, 2002, eliminated amortization of intangible assets with indefinite lives and goodwill for all acquisitions completed after July 1, 2001, as well as for all fiscal years ending after January 1, 2002. Remaining amortization expense is related to patents and trademarks with finite lives and to amortization on intangible assets, other than goodwill, associated with the Simula, Inc. and Hatch Imports, Inc. acquisitions in 2003.

Integration and other charges. Integration and other charges increased $6.7 million, or 112.2%, to $12.6 million for fiscal 2003 compared to $5.9 million in fiscal 2002. The increase in integration and other charges is primarily related to a $7.3 million non-cash charge for stock-based compensation for a performance plan for certain key executives and a $3.3 million severance charge (including a $2.1 million non-cash charge) related to the recent departure of our former Chief Executive Officer. Excluding these charges, integration and other charges were $2.0 million for fiscal 2003, a decrease of $3.9 million from fiscal 2002. This decrease was primarily due the elimination of expense associated with the 2001 acquisitions of O'Gara-Hess & Eisenhardt and Identicator.

Operating income. Operating income from continuing operations decreased $2.7 million, or 6.9%, to $35.7 million in fiscal 2003 compared to $38.4 million in fiscal 2002 due to the factors discussed above.

Interest expense, net. Interest expense, net increased $3.1 million, or 334.7% to $4.0 million for fiscal 2003 compared to $923,000 for fiscal 2002. This increase was due primarily to interest expense associated with the $150 million aggregate principal amount of 8.25% senior subordinated notes due 2013, which were issued on August 12, 2003. On September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate for a variable rate of six month LIBOR, set in arrears, plus a spread of 2.735% to 2.75%. At December 31, 2003, the six-month LIBOR rate was 1.22%.

Other expense, net. Other expense, net, was $508,000 for fiscal 2003, compared to $51,000 for fiscal 2002. The increase related primarily to foreign exchange currency losses and a write-down of certain fixed assets.

Income from continuing operations before provision for income taxes. Income from continuing operations before provision for income taxes decreased $6.2 million, or 16.5%, to $31.2 million for fiscal 2003 compared to $37.4 million for fiscal 2002 due to the reasons discussed above.

Provision for income taxes. Provision for income taxes on continuing operations was $14.2 million for fiscal 2003 compared to $16.1 million for fiscal 2002. The effective income tax rate was 45.5% for fiscal 2003 compared to 42.9% for fiscal 2002 based on our annual income amounts and jurisdictions in which such amounts were taxable. The 2003 effective income tax rate of 45.5% is higher than the 37.4% estimated effective income tax rate that was utilized in the first half of 2003 due to, among other things: (1) the non-tax deductible nature of the non-cash, non-recurring stock based compensation that was provided to certain key executives, and (2) a taxable gain that was realized in the second half of 2003 when certain intellectual property utilized in our discontinued operations was revalued in order to comply with tax code provisions. The impact of the incremental tax associated with the revalued intellectual property is recorded in continuing operations as required by generally accepted accounting principles, and resulted in an incremental non-cash tax expense, for which foreign tax credits are available to offset the tax otherwise payable. The previously mentioned negative impacts on the 2003 tax rate were partially offset by some state level tax strategies, which lowered the effective tax rate.

Income from continuing operations. Income from continuing operations decreased $4.3 million to $17.0 million for fiscal 2003 compared to $21.3 million for fiscal 2002 due to the factors discussed above.

DISCONTINUED OPERATIONS

Many of the items listed below involve accounting estimates. The loss and amounts below will be re-evaluated in the future for any changes which might be appropriate.

On April 17, 2003, we announced that we had completed the sale of our ArmorGroup Integrated Systems business through the sale of 100% of the stock of ArmorGroup Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc. to Aerwav Integration Systems, Inc. ("AIS"). AIS is a wholly owned subsidiary of Aerwav Holdings, LLC. As consideration for the integrated systems business, we received a $4.1 million collateralized note due in two years and a warrant for approximately 2.5% of AIS. We have recorded a loss of $366,000 on the sale.

On November 26, 2003, we announced that we completed the sale of ArmorGroup, our security service division, for $33,660,000 million in consideration to a group of private investors led by Granville Baird Capital Partners of London, England and Management. We received $31,360,000 million in cash at closing and are scheduled to receive another $2,300,000 million by the end of 2004. We have recorded a loss of $8.8 million on the sale. In accordance with generally accepted accounting principles, unrealized gains and losses, which are included in equity as accumulated other comprehensive income or loss, are not recognized until the period of disposition of the related assets and liabilities (which was a large component of the loss).

At December 31, 2003, Network Technologies, Inc. ("NTI"), our litigation support services subsidiary, remains our only operating subsidiary in discontinued operations.

Note 2 of the consolidated financial statements contains comparative information for our discontinued operations.

Services revenues. Services Division revenues decreased $3.1 million, or 3.2%, to $95.1 million for fiscal 2003 compared to $98.3 million for fiscal 2002 as fiscal 2003 reflects revenues from ArmorGroup only through November 26, 2003, and revenues from ArmorGroup Integrated Systems only through April 17, 2003, their respective dates of sale as opposed to a full year in 2002. Exclusive of ArmorGroup Integrated Systems, revenue increased $8.5 million, or 10.3%, to $90.4 million for fiscal 2003 compared to $82.0 million for fiscal 2002. This increase is due to strong performance primarily in the Middle East with strong growth coming from Iraq along with ongoing strong training revenues from the Athens Olympics build up. These are tempered by weak revenues in mine action business, investigations business and the Latin American business and the lack of a full year's revenues in fiscal 2003.

Cost of sales. Cost of sales decreased $9.0 million, or 11.9%, to $66.8 million for fiscal 2003 compared to $75.8 million for fiscal 2002 as fiscal 2003 reflects cost of sales from ArmorGroup only through November 26, 2003, and cost of sales from ArmorGroup Integrated Systems only through April 17, 2003, their respective dates of sale. As a percentage of total revenue from discontinued operations, cost of sales decreased to 70.2% of total revenues from discontinued operations for fiscal 2003 from 77.1% for fiscal 2002. This decrease is a result of the sale of the ArmorGroup Integrated Systems business in April 2003, which has a comparatively low gross margin.

Exclusive of ArmorGroup Integrated Systems, cost of sales increased $3.9 million, or 6.8%, to $61.6 million for fiscal 2003 compared to $57.7 million for fiscal 2002. Exclusive of ArmorGroup Integrated Systems, cost of sales as a percentage of total revenue from discontinued operations decreased to 68.2% of total revenues from discontinued operations for fiscal 2003 from 70.4% for fiscal 2002. This decease in cost of sales as a percentage of total revenue from discontinued operations was primarily a result of the proportion of the revenue growth coming from expatriate intensive security contracts in Iraq and continued high margin training contracts.

Operating expenses. Operating expenses decreased $10.7 million, or 34.9%, to $19.9 million (20.9% of total revenues from discontinued operations) for fiscal 2003 compared to $30.6 million (24.9% of total revenues from discontinued operations) for fiscal 2002 as fiscal 2003 reflects operating expenses from ArmorGroup only through November 26, 2003, and operating expenses from ArmorGroup Integrated Systems only through April 17, 2003, their respective dates of sale. Exclusive of ArmorGroup Integrated Systems, operating expenses decreased $7.6 million, or 28.1%, to $19.4 million for fiscal 2003 compared to $26.9 million for fiscal 2002. This decrease was due to reduced foreign currency expenses, a reduction in salary costs as a result of the 2002 restructuring and the sale of ArmorGroup on November 26, 2003.

Charge for impairment of long-lived assets. Charge for impairment of long-lived assets was $21.5 million for fiscal 2003 compared to $30.3 for fiscal 2002. The fiscal 2003 charge related to a $12.4 million reduction in the carrying value of the Services division to its estimated realizable value, the $8.8 million loss on the sale of ArmorGroup and the $366,000 loss on the sale of ArmorGroup Integrated Systems. The 2002 charge was the result of $6.1 million in estimated disposal costs and a $24.2 million reduction in carrying value of the Services Division to the estimated realizable value as required by SFAS 144.

Integration and other charges. Integration and other charges decreased $1.8 million, or 70.4%, to $776,000 for fiscal 2003 compared to $2.6 million for fiscal 2002. This decrease is primarily due to severance payments to certain personnel in the prior year.

Operating loss. Operating losses were $(4.7) million for fiscal 2003, compared to an operating loss of $(41.0) million for fiscal 2002 due to the factors discussed above. Operating loss from the ArmorGroup Integrated Systems business was ($15.0) million for fiscal 2002 primarily due to the $11.9 million charge for impairment of long-lived assets. Excluding the ArmorGroup Integrated Systems business, the balance of the assets held for sale generated an operating loss of $(3.7) million for fiscal 2003 compared to an operating loss of ($26.9) million for fiscal 2002.

Interest expense, net. Interest expense, net decreased $330,000 or 95.4%, to $16,000 for fiscal 2003 compared to $346,000 for fiscal 2002. This decrease was due to decreased utilization of the Services Division's line of credit.

Other expense, net. Other expense, net, was $479,000 for fiscal 2003 compared to $99,000 for fiscal 2002 due primarily to an increase in foreign currency fluctuation losses in fiscal 2003.

Loss from discontinued operations before benefit for income taxes. Loss from discontinued operations before benefit for income taxes was $(14.4) million for fiscal 2003 and $(41.5) million for fiscal 2002 due to the reasons discussed above.

Benefit for income taxes. Income tax benefit was $8.3 million for fiscal 2003 compared to $2.4 million for fiscal 2002. The effective tax rate for fiscal 2003 was a benefit of 57.4% compared to a benefit of 5.9% for fiscal 2002. The income tax benefit of 57.4% for fiscal 2003 was primarily due to a taxable loss realized on the sale of ArmorGroup.

Loss from discontinued operations. Loss from discontinued operations was $(6.1) million for fiscal 2003 compared to a loss from discontinued operations of $(39.0) million for fiscal 2002 due to the factors discussed above.


FISCAL 2002 AS COMPARED TO FISCAL 2001

Net (loss) income. Net income decreased $27.8 million to a net loss of $17.7 million for fiscal 2002 compared to net income of $10.1 million for the year ended December 31, 2001 ("fiscal 2001"). Income from continuing operations and the loss from discontinued operations was $21.3 million and $39.0 million respectively for fiscal 2002, compared to income from continuing operations of $14.7 million and a loss from discontinued operations of $4.6 million for fiscal 2001. The increase in income from continuing operations relates primarily to the inclusion of the Mobile Security Division for a full year in 2002 versus four months in 2001

CONTINUING OPERATIONS

Products revenues. Our Products Division revenues increased $30 million, or 20.1%, to $179.9 million in fiscal 2002, compared to $149.9 million in fiscal 2001. For fiscal 2002, Products Division revenue increased 14.4% internally, including year over year changes in acquired businesses, and 5.7% due to a series of small strategic "tuck-in" acquisitions including Identicator, Inc. ("Identicator"), Guardian Personal Security Products, Inc. ("Guardian"), Speedfeed, Inc. ("Speedfeed"), the Foldable Products Group ("Foldable"), Evi-Paq, Inc. ("Evi-Paq") B-Square, Inc. ("B-Square") and 911 Emergency Products ("911"). Products Division revenues include $16.8 million and $7.2 million from USDS, Inc., our US based training company, for the years ended fiscal 2002 and fiscal 2001, respectively. In our filings prior to June 30, 2002, we reported USDS, Inc. as a part of our Services Division.

Mobile Security Division revenues. Our Mobile Security Division revenues increased $77.9 million, or 165.0% to $125.2 million in fiscal 2002, compared to $47.2 million in fiscal 2001. Revenues for fiscal 2001 included only four months of operations after the acquisitions of O'Gara-Hess & Eisenhardt Armoring Company, The O'Gara Company, and O'Gara Security Associates, Inc. in August 2001. Revenues in fiscal 2002 include $3.3 million related to the acquisition of Trasco Bremen in September 2002. Including the eight months of operations prior to our ownership and excluding all revenue associated with assets that we either did not purchase or sold, Mobile Security Division revenue increased 17.7% internally from approximately $106.3 million during fiscal 2001.

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

Integration and other charges. Integration and other charges increased $2.6 million, or 79.8%, to $5.9 million for fiscal 2002 compared to $3.3 million in fiscal 2001. These charges relate primarily to the integration of the Mobile Security Division, as well as other acquisitions completed in 2001 and 2002. 2002 integration and other charges also included certain expenses related to the integration of our body armor operations, as well as direct costs and expenses associated with potential acquisitions that did not close.

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

Restructuring and related charges. In January 2001, the our Board of Directors approved a restructuring plan to close the Services Division's U.S. investigative businesses, realign the Service Division's organization, eliminate excess facilities and reduce overhead in its business worldwide. In connection with this restructuring charge, the Services Division performed a review of its long-lived assets to identify potential impairments. Pursuant to this restructuring plan, we a) eliminated 26 employees, primarily from the Services Division investigative business; b) eliminated an additional 24 employees from its security consulting business; c) incurred lease and other exit costs as a result of the closure of the investigative businesses; and d) wrote-down the value of both tangible and intangible assets as a result of the impairment review.

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

Integration and other charges. Integration and other charges increased $1.8 million, or 238.0%, to $2.6 million for fiscal 2002 compared to $776,000 for fiscal 2001. These charges reflect certain severance expenses, software write-off costs and other expenses associated with preparing the division for sale, as well as the expenses associated with integrating ITI into the Services Division.

Operating loss. Operating losses were $41.0 million for fiscal 2002, compared to an operating loss of $7.1 million for fiscal 2001 due to the factors discussed above.

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



QUARTER ENDED

                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  Dec 31,     Sept 30,      Jun 30,      Mar 31,     Dec 31,     Sept 30,      Jun 30,     Mar 31,
                                   2003         2003         2003         2003         2002        2002         2002        2002
                                 --------------------------------------------------------------------------------------------------

Revenues:
  Products                         $ 54,953    $ 50,786      $49,347      $44,007    $ 48,897     $ 49,047     $ 43,057    $ 38,945
  Mobile Security                    48,673      40,096       32,312       36,467      34,454       31,510       28,548      30,659
  Simula                              8,531           -            -            -           -            -            -           -
                                 --------------------------------------------------------------------------------------------------
Total Revenue                       112,157      90,882       81,659       80,474      83,351       80,557       71,605      69,604
Operating income                      8,381      12,512        6,010        8,826      10,815       10,337        8,168       9,045
Interest expense, net                 1,721       1,475          437          379         254          343          284          42
Other expense (income), net             327          96           16           69         128          (13)           -         (64)
                                 --------------------------------------------------------------------------------------------------
Income from continuing                6,333      10,941        5,557        8,378      10,433       10,007        7,884       9,067
operations before taxes
Provision for income taxes            4,159       4,832        2,079        3,133       2,451        7,043        3,060       3,500
                                 --------------------------------------------------------------------------------------------------
Income from continuing
operations                            2,174       6,109        3,478        5,245       7,982        2,964        4,824       5,567
(Loss) income from
discontinued operations,
net of (benefit) provision
for income taxes                     (7,103)          6        1,135         (158)    (20,999)     (17,671)        (749)        393
                                 --------------------------------------------------------------------------------------------------
Net (loss) income                  $ (4,929)    $ 6,115       $4,613      $ 5,087    $(13,017)    $(14,707)      $4,075      $5,960
                                 ==================================================================================================

Net income/(loss) per common
Share-Basic
Income from continuing operations   $  0.08       $0.22        $0.13        $0.18      $ 0.27       $ 0.10       $ 0.15      $ 0.18
Loss from discontinued operations     (0.25)       0.00         0.04        (0.01)      (0.71)       (0.60)       (0.02)       0.01
                                 --------------------------------------------------------------------------------------------------
Basic (loss) earnings per share    $  (0.17)      $0.22        $0.17        $0.17    $  (0.44)     $ (0.50)      $ 0.13      $ 0.19
                                 ==================================================================================================
Net income/(loss) per common
share - Diluted
Income from continuing
operations                         $   0.07       $0.22        $0.13        $0.18      $ 0.27       $ 0.10       $ 0.15      $ 0.18
Loss from discontinued
operations                            (0.24)       0.00         0.04        (0.01)      (0.71)       (0.59)       (0.02)       0.01
                                 --------------------------------------------------------------------------------------------------
Diluted (loss) earnings per
share                              $  (0.17)      $0.22        $0.17        $0.17     $ (0.44)     $ (0.49)      $ 0.13       $0.19
                                 ==================================================================================================
Weighted average common shares
outstanding
Basic                                28,195      27,811       27,555       28,964      29,456       29,708       31,193      31,030
Diluted                              29,364      28,249       27,836       29,111      29,623       30,037       32,110      31,986

Revenues:
  Products                            49.0%       55.9%        60.4%        54.7%       58.7%        60.9%        60.1%       56.0%
  Mobile Security                     43.4%       44.1%        39.6%        45.3%       41.3%        39.1%        39.9%       44.0%
  Simula                               7.6%           -            -            -           -            -            -           -
                                 --------------------------------------------------------------------------------------------------
Total revenue                        100.0%      100.0%       100.0%       100.0%      100.0%       100.0%       100.0%      100.0%
Operating income                       7.5%       13.7%         7.3%        11.0%       13.0%        12.8%        11.4%       13.0%
Interest expense, net                  1.5%        1.6%         0.5%         0.5%        0.3%         0.4%         0.4%        0.1%
Other expense (income), net            0.3%        0.1%         0.0%         0.1%        0.2%         0.0%         0.0%       (0.1%)
                                 --------------------------------------------------------------------------------------------------
Income from continuing
operations before taxes                5.6%       12.0%         6.8%        10.4%       12.5%        12.4%        11.0%       13.0%
Provision for income taxes             3.7%        5.3%         2.5%         3.9%        2.9%         8.7%         4.3%        5.0%
                                 --------------------------------------------------------------------------------------------------
Income from continuing
operations                             1.9%        6.7%         4.3%         6.5%        9.6%         3.7%         6.7%        8.0%
(Loss) income from
discontinued operations before
income taxes                         (16.0%)       1.8%         2.3%         0.1%      (28.6%)      (21.1%)       (1.1%)       0.4%
(Benefit) provision for income
taxes                                 (9.7%)       1.8%         0.9%         0.3%       (3.4%)        0.8%        (0.1%)      (0.2%)
                                 --------------------------------------------------------------------------------------------------
(Loss) income from
discontinued operations               (6.3%)       0.0%         1.4%        (0.2%)     (25.2%)      (21.9%)       (1.0%)       0.6%
                                 --------------------------------------------------------------------------------------------------
Net (loss) income                     (4.4%)       6.7%         5.7%         6.3%      (15.6%)      (18.3%)        5.7%        8.6%
                                 ==================================================================================================

LIQUIDITY AND CAPITAL RESOURCES

On August 12, 2003, we terminated our prior credit facility and entered into a new secured revolving credit facility (the "Credit Facility") with Bank of America, N.A., Wachovia Bank, National Association and a syndicate of other financial institutions arranged by Bank of America Securities, LLC. The new Credit Facility consists of a five-year revolving credit facility and, among other things, provides for (i) total maximum borrowings of $60 million, (ii) a $25 million sub-limit for the issuances of standby and commercial letters of credit, (iii) a $5 million sub-limit for swing-line loans, and (iv) a $5 million sub-limit for multi-currency borrowings. All borrowings under the Credit Facility will bear interest at either (i) a rate equal to LIBOR, plus an applicable margin ranging from 1.125% to 1.625%, (ii) an alternate base rate which will be the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50%, or (iii) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125% to 1.625%, depending on certain conditions. The Credit Facility is guaranteed by certain of our direct and indirect domestic subsidiaries and is collateralized by, among other things, (i) a pledge of all of the issued and outstanding shares of stock or other equity interests of certain of our domestic subsidiaries, (ii) a pledge of 65% of the issued and outstanding voting shares of stock or other voting equity interests of certain of our direct and indirect foreign subsidiaries, (iii) a pledge of 100% of the issued and outstanding nonvoting shares of stock or other nonvoting equity interests of certain of our direct and indirect foreign subsidiaries, and (iv) a first priority perfected security interest on certain of our domestic assets and certain domestic assets of certain of our direct and indirect subsidiaries that will become guarantors of our obligations under the new credit facility, including, among other things, accounts receivable, inventory, machinery, equipment, certain contract rights, intellectual property rights and general intangibles.

As of December 31, 2003, we were in compliance with all of our negative and affirmative covenants.

On August 12, 2003, we completed a private placement of $150 million aggregate principal amount of 8.25% Senior Subordinated Notes due 2013 (the "Notes"). The Notes are guaranteed by all of our domestic subsidiaries, excluding for USDS, Inc., on a senior subordinated basis. The Notes have been sold to qualified institutional investors in reliance on Rule 144A of the Securities Act of 1933, as amended, and to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933, as amended. The Notes were rated B1/B+ by Moody's Investors' Service and Standard & Poor's Rating Services, respectively. During 2003, we used a portion of the funds to acquire Simula, Inc. and Hatch Imports, Inc., and we intend to use the remaining proceeds of the offering to fund acquisitions, repay a portion of our outstanding debt and for general corporate and working capital purposes, including the funding of capital expenditures.

On September 2, 2003, we entered into interest rate swap agreements, designated as a fair value hedge as defined under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedge Activities," ("SFAS 133") with a notional amount totaling $150 million. The agreements were entered into to exchange the fixed interest rate on the Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth day of February and August. The agreements are subject to other terms and conditions common to transactions of this type. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, the other assets on the Consolidated Balance Sheets as of December 31, 2003 increased by $5.9 million, which reflected an increase in the fair value of the interest rate swap agreements. The corresponding increase in the hedge liability was recorded in long-term debt. The agreements are deemed to be a perfectly effective fair value hedge, and, therefore, qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time depending upon market conditions and other factors, of up to an additional 4.4 million shares. Through March 12, 2004, we repurchased 3.8 million shares of our common stock under the stock repurchase program at an average price of $12.49 per share, leaving us with the ability to repurchase up to an additional 3.8 million shares of our common stock. Repurchases may be made in the open market, in privately negotiated transactions or otherwise. At December 31, 2003, we had 28.3 million shares of common stock outstanding.

We expect to continue our policy of repurchasing our common stock from time to time, subject to the restrictions contained in our Credit Facility and our indenture. Our Credit Facility permits us to repurchase shares of our common stock with no limitation if our ratio of Consolidated Total Indebtedness to Consolidated EBTIDA (as such terms are defined in the Credit Facility) for any rolling twelve-month period is less than 1.00 to 1. At ratios greater than
1.00 to 1, our credit agreement limits our ability to repurchase shares at $15.0 million. This basket resets to $0 each time the ratio is less than 1.0 to 1.

Working capital, excluding amounts relating to discontinued operations, was $168.6 million and $89.0 million as of December 31, 2003, and December 31, 2002, respectively.

Our fiscal 2003 capital expenditures for continuing operations were $8.7 million. Our fiscal 2003 capital expenditures for discontinued operations were $3.1 million. Such expenditures include leasehold improvements, information technology and communications infrastructure equipment and software, and manufacturing machinery and equipment.

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


RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. We implemented SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS 142, we completed in the second quarter the transitional goodwill impairment test that compared the fair value of each reporting unit to its carrying value and determined that no impairment existed. The goodwill resulting from acquisitions made by us subsequent to June 30, 2001 was immediately subject to the non-amortization provisions of SFAS 142. Had we been accounting for goodwill under SFAS 142 in 2001, our net income and earnings per share would have been as follows:

                                                   DECEMBER 31, 2001
                                                 ---------------------

                                                 (in thousands, except
                                                    per share data)
Reported net income                                     $10,128
Add back goodwill amortization, net of tax                3,044
                                                        -------
 Actual/pro forma adjusted net income                   $13,172
                                                        =======

Basic earnings per share
  Reported basic income per share                       $  0.42
  Goodwill amortization, net of tax                        0.13
                                                        -------
    Actual/pro forma basic income per share             $  0.55
                                                        =======
Diluted earnings per share
  Reported diluted income per share                     $  0.41
  Goodwill amortization, net of tax                        0.12
                                                        -------
   Actual/pro forma diluted income per share            $  0.53
                                                        =======


In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. We adopted the provisions of this Statement on January 1, 2003, which did not have a significant impact on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable-Interest Entities - an Interpretation of ARB No. 51 (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest:

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

In December 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (revised December 2003) (FIN 46(R)). The provisions of FIN 46(R) are as follows:

     o Provides that the condition that would preclude an enterprise from applying the scope exception of FIN 46 for certain entities that are businesses if that enterprise and/or its related parties participated significantly in the design or redesign of the entity should not apply if the entity is a franchisee.

     o An enterprise shall not consolidate a governmental organization and shall not consolidate a financing entity established by a governmental organization unless the financing entity (a) is not a governmental organization and (b) is used by the business enterprise in a manner similar to a variable interest entity in an effort to circumvent the provisions of Interpretation 46(R).

     o A troubled debt restructuring, as defined in paragraph 2 of FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, as amended, shall be accounted for in accordance with that Statement and is not an event that requires the reconsideration of whether the entity involved is a variable interest entity or whether an enterprise with a variable interest in a variable interest entity is the primary beneficiary of that entity.

     o Provide that an enterprise with an interest in an entity to which the provisions of FIN 46 have not been applied as of December 24, 2003, shall apply FIN 46 or FIN 46(R) to that entity in accordance with the effective date provisions of FIN 46(R) as described below.

     o FIN 46(R) should be applied no later than the end of the first reporting period that ends after March 15, 2004 (as of March 31, 2004 for the Company). However, prior to the required application of FIN 46(R), the Company must apply FIN 46 or FIN 46(R) to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003 for the Company).

We do not have, nor have had, any interests in variable interest entities that are subject to the provisions of FIN 46 or FIN 46(R).

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. SFAS 144 requires that a long-lived asset to be (1) abandoned, (2) exchanged for a similar productive asset, or (3) distributed to owners in a spin-off be considered held and used until it is abandoned, exchanged, or distributed. SFAS 144 requires (1) that spin-offs and exchanges of similar productive assets be recorded at the lower of carrying value or fair value, and that such assets be classified as held and used until disposed of and (2) that any impairment loss resulting from a spin-off or exchange of similar productive assets be recognized upon asset disposition. SFAS 144 provides for total assets and total liabilities of discontinued business segments to be presented in separate captions in assets and liabilities and also provides that future losses, if any, of discontinued business segments shall be reported as incurred. We adopted SFAS 144 effective January 1, 2002. The reclassification of the Services Division to discontinued operations and subsequent reduction in its carrying value was in accordance with the provisions of SFAS 144.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission on FASB 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (SFAS 145). Under SFAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement from continuing operations. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002.

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities initiated on or after December 31, 2002. The effects of adopting this standard did not have a material effect on us.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS
148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosures required by SFAS 148 are included in this document.

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

In May 2003, the FASB issued FASB Staff Position No. 146-1, "Determining Whether a One-Time Termination Benefit Offered in Connection with an Exit or Disposal Activity is, in Substance, an Enhancement to an Ongoing Benefit Arrangement." This Staff Position states that in order to be considered an enhancement to an ongoing benefit arrangement, the additional termination benefits must represent a revision to the ongoing arrangement that is not limited to a specified termination event or a specified future period. Otherwise the additional termination benefits should be considered one-time termination benefits accounted for under SFAS 146. The guidance in this Staff Position is effective for exit or disposal activities initiated in interim or annual reporting periods beginning after September 15, 2003. The adoption of this Staff Position is not expected to have a material impact on our consolidated financial statements.

INFLATION

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our revenue or profitability. Historically, we have been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations as of December 31, 2003:



        CONTRACTUAL OBLIGATIONS                                   PAYMENT DUE BY PERIOD
                                                                  ---------------------
                                                           Less than 1                                 More than 5
                                               Total           year       1 - 3 years   3 - 5 years       years
                                         -------------------------------------------------------------------------
Long-term debt obligations                   $190,407         $32,107       $ 1,250      $ 1,307         $155,743
Operating lease obligations                    19,719           3,417         3,908        3,073            9,321
Other long-term liabilities                    10,208               -         1,614        7,558            1,036
                                         -------------------------------------------------------------------------
Total                                        $220,334         $35,524       $ 6,772     $ 11,938         $166,100
                                        ==========================================================================

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

On September 2, 2003, we entered into interest rate swap agreements in which we effectively exchanged the $150 million fixed rate 8.25% interest rate on the senior subordinated notes for variable rates in the notional amount of $80 million, $50 million and $20 million at six-month LIBOR, set in arrears, plus 2.75%, 2.75%, and 2.735%, respectively. The agreement involves receipt of fixed rate amounts in exchange for floating rate interest payments over the lives of the agreements without an exchange of the underlying principal amount. The variable interest rates are fixed semi-annually on the fifteenth day of February and August. The six-month LIBOR rate was 1.17% on February 24, 2004. The maturity dates of the interest rate swap agreements match those of the underlying debt. Our objective for entering into these interest rate swaps was to reduce our exposure to changes in the fair value of the senior subordinated notes and to obtain variable rate financing at an attractive cost. Changes in the six-month LIBOR would affect our earnings either positively or negatively. An assumed 100 basis point increase in the six-month LIBOR would increase our interest obligations under the interest rate swaps by approximately $750,000 for a six-month period.

In accordance with SFAS 133, we designated the interest rate swap agreements as perfectly effective fair value hedges and, accordingly, use the short-cut method of evaluating effectiveness. As permitted by the short-cut method, the change in the fair value of the interest rate swaps will be reflected in earnings and an equivalent amount will be reflected as a change in the carrying value of the swaps, with an offset to earnings. There is no ineffectiveness to be recorded. On December 31, 2003, we recorded the fair value of the interest rate swap agreements of $5.9 million and recorded the corresponding fair value adjustment to the 8.25% senior subordinated notes in the other assets and long-term debt sections of the Consolidated Balance Sheets, respectively.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

We do business in numerous countries, including emerging markets in Africa, Asia, South America, Russia and the former CIS. We have invested substantial resources outside of the United States and plan to continue to do so in the future. Our international operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector. Government actions in the future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on us and our operating companies. We do not have political risk insurance in the countries in which we currently conduct business, but periodically analyze the need for and cost associated with this type of policy. Moreover, applicable agreements relating to our interests in our operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for us to enforce our rights. Accordingly, we may have little or no recourse upon the occurrence of any of these developments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is incorporated by reference from our consolidated financial statements and notes thereto which are included in this report beginning on page F-1. Certain selected quarterly financial data is included under Item 7 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the periods covered by this Annual Report on Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we must disclose in our reports filed under the Securities and Exchange Act is communicated and processed in a timely manner. Warren B. Kanders, Chairman and Chief Executive Officer, and Robert R. Schiller, President, Chief Operating Officer and Chief Financial Officer, participated in this evaluation.

Based on such evaluation, Mr. Kanders and Mr. Schiller concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective. During the most recent fiscal quarter, there have not been any significant changes in our internal controls or in other factors that could significantly affect those controls.

                                    PART III

The information called for pursuant to this Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive proxy statement, which we intend to file with the Securities and Exchange Commission no later than April 29, 2004.

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


         Reports of Independent Certified Public Accountants

         Consolidated Balance Sheets

         Consolidated Income Statements

         Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

(b)      Reports on Form 8-K

         During the quarter ended December 31, 2003, we filed the following Current Reports on Form 8-K:

        (i) Current Report on Form 8-K, date of report - November 4, 2003, with respect to Items 7 and 12, filed with the Commission on November 5, 2003 relating to a press release announcing our earnings for the three-month period ended September 30, 2003;

        (ii) Current Report on Form 8-K, date of report - November 26, 2003, with respect to Items 2 and 7, filed with the Commission on December 11, 2003 relating to our sale of our Services Division; and

        (iii) Current Report on Form 8-K, date of report - December 9, 2003, with respect to Items 2 and 7, filed with the Commission on December 23, 2003 relating to our acquisition of Simula, Inc.

(c)     Exhibits

        The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:


EXHIBIT NO. DESCRIPTION


+2.1 Stock Purchase Agreement, dated as of April 20, 2001, by and among Armor Holdings, Inc., Bengal Acquisition Corp., The Kroll-O'Gara Company, O'Gara-Hess & Eisenhardt Armoring Company, The O'Gara Company, and O'Gara Security Associates, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated April 20, 2001 and incorporated herein by reference).

+2.2 Amendment dated as of August 20, 2001 to the Stock Purchase Agreement, dated as of April 20, 2001, by and among Armor Holdings, Inc., Bengal Acquisition Corp., The Kroll-O'Gara Company, O'Gara-Hess & Eisenhardt Armoring Company, The O'Gara Company, and O'Gara Security Associates, Inc. (filed as Exhibit 2.2 to our Current Report on Form 8-K dated August 22, 2001 and incorporated herein by reference).

+2.3 Amendment dated as of August 21, 2001 to the Stock Purchase Agreement, dated as of April 20, 2001, by and among Armor Holdings, Inc., Bengal Acquisition Corp., The Kroll-O'Gara Company, O'Gara-Hess & Eisenhardt Armoring Company, The O'Gara Company, and O'Gara Security Associates, Inc. (filed as Exhibit 2.3 to our Current Report on Form 8-K dated August 23, 2001 and incorporated herein by reference).

+2.4 Agreement and Plan of Merger dated as of August 29, 2003 by and among Armor Holdings, Inc., AHI Bulletproof Acquisition Corp., and Simula, Inc. (filed as Appendix A to our Registration Statement on Form S-4 filed with the Commission on September 23, 2003 and incorporated herein by reference).

+2.5 Purchase and Sale Agreement dated November 26, 2003, among Armor Holdings, Inc., Armor Group Limited Partnership, Armor Holdings Mobile Security, L.L.C., ArmorGroup Services, L.L.C. and ArmorGroup International Limited (filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 26, 2003 and incorporated herein by reference).

*2.6 Stock Purchase Agreement dated as of December 16, 2003, by and among Armor Holdings, Inc., Safari Land Ltd., Inc., Mary and William E. Hatch Revocable Trust dated December 22, 1998, R & J Hatch Survivor's A-Trust u/d/t dated May 6, 1998, Lisa Hatch-Sciuto, David Sciuto, and Robert J. Hatch and William Hatch.

+3.1     Certificate of Incorporation of Armor Holdings, Inc. (filed as Exhibit
         3.1 to our Current Report on Form 8-K, dated September 3,1996 and incorporated herein by reference).

+3.2 Certificate of Merger of American Body Armor & Equipment, Inc., a Florida corporation, and Armor Holdings, Inc. (filed as Exhibit 3.2 to Form 8-K, Current Report of the Company, dated September 3,1996 and incorporated herein by reference).

+3.3 Bylaws of Armor Holdings, Inc. (filed as Exhibit 3.3 to our Current Report on Form 8-K, dated September 3, 1996 and incorporated herein by reference).

+3.4 Amendment to Bylaws of Armor Holdings, Inc. (incorporated by reference to Exhibit 3.3.2 to our Form 10-K Annual Report for the fiscal year ended December 31, 1998).

+4.1 Indenture, dated as of August 12, 2003, among Armor Holdings, the subsidiary guarantors listed as signatories thereto and Wachovia Bank, National Association, as trustee, and form of Old Note attached as Exhibit A thereto (incorporated by reference to Exhibit 10.2 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2003).

+4.2 First Supplemental Indenture, dated as of September 30, 2003, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories to the Indenture, the subsidiaries listed in Schedule I to the First Supplemental Indenture and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.2 to our Registration Statement on Form S-4 filed with the Commission on January 7, 2004 and incorporated herein by reference).

+4.3 Second Supplemental Indenture, dated as of December 9, 2003, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.3 to our Registration Statement on Form S-4 filed with the Commission on January 7, 2004 and incorporated herein by reference).

+4.4 Third Supplemental Indenture, dated as of December 24, 2003, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.4 to our Registration Statement on Form S-4 filed with the Commission on January 7, 2004 and incorporated herein by reference).

+4.5 Registration Rights Agreement, dated August 12, 2003, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit
         10.3 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2003).

+4.6     Form of the new 8 1/4% Senior Subordinated Notes Due 2013 (filed as
         Exhibit 4.6 to our Registration Statement on Form S-4 filed with the Commission on January 7, 2004 and incorporated herein by reference).

+10.1 Purchase Agreement, dated August 6, 2003, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2003).

+10.2 Credit Agreement, dated as of August 12, 2003, among Armor Holdings, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and Key Bank National Association, as Documentation Agent (incorporated by reference to Exhibit 10.4 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2003)

+10.3 Subsidiary Guaranty Agreement, dated as of August 12, 2003, by certain Subsidiaries of Armor Holdings, Inc. as identified on the signature pages thereto and any Additional Guarantor who may become party to this Guaranty, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2003).

+10.4 Collateral Agreement, dated as of August 12, 2003, by and among Armor Holdings and certain of its Subsidiaries as identified on the signature pages thereto and any Additional Grantor who may become party to this Agreement, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2003).

+10.5 Trademark Security Agreement, dated as of August 12, 2003, by the entities listed on the signature pages thereto, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to
         Exhibit 10.7 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2003).

+10.6 Patent Security Agreement, dated as of August 12, 2003, by the entities listed on the signature pages attached thereto, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to
         Exhibit 10.8 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2003).

+10.7 Promissory Note dated August 12, 2003 in the principal amount of up to $15,000,000 made by Armor Holdings, Inc. in favor of Keybank National Association (incorporated by reference to Exhibit 10.9 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2003).

+10.8 Promissory Note dated August 12, 2003 in the principal amount of up to $22,500,000 made by Armor Holdings, Inc. in favor of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.10 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2003).

@*10.9 Separation Agreement and General Release dated as of May 22, 2003 by and between Armor Holdings, Inc. and Jonathan M. Spiller.

@+10.10 Employment Agreement between Robert R. Schiller and Armor Holdings, Inc., dated as of January 1, 2002 (incorporated by reference to Exhibit
         10.2 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2002).

@+10.11 Amendment dated November 4, 2003 to the Employment Agreement between Armor Holdings, Inc., Inc. and Robert Schiller (incorporated by reference to Exhibit 10.2 to our Form 10-Q Quarterly Report for the fiscal quarter ended September 30, 2003).

@+10.12 Employment Agreement between Stephen E. Croskrey and Armor Holdings, Inc., dated as of January 1, 2002 (incorporated by reference to Exhibit
         10.3 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2002).

@+10.13 Employment Agreement between Warren B. Kanders and Armor Holdings, Inc., dated as of January 1, 2002 (incorporated by reference to Exhibit
         10.4 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2002).

@+10.14 Letter agreement dated as of July 26, 2003 between Armor Holdings, Inc. and Warren B. Kanders (filed as Exhibit 99.1 to our Current Report on Form 8-K dated July 26, 2003 and incorporated herein by reference).

@+10.15 Amendment No. 2 dated November 4, 2003 to the Employment Agreement between Armor Holdings, Inc. and Warren B. Kanders (incorporated by reference to Exhibit 10.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended September 30, 2003).

+10.16 Form of Indemnification Agreement for Directors of Armor Holdings, Inc., dated September 21, 1993 (filed as Exhibit 10.4 to Form 10-KSB, Annual Report of the Company for the fiscal year ended December 31, 1993 and incorporated herein by reference).

+10.17 Form of Indemnification Agreement for Officers of Armor Holdings, Inc., dated February 28, 1994 (filed as Exhibit 10.5 to Form 10-KSB, Annual Report of the Company for the fiscal year ended December 31, 1993 and incorporated herein by reference).

**+10.18 American Body Armor & Equipment, Inc. 1994 Incentive Stock Plan
         (incorporated by reference from Form S-8 filed on October 10, 1994, Reg. No. 33-018863).

**+10.19 American Body Armor & Equipment, Inc. 1994 Directors Stock Plan
         (incorporated by reference from Form S-8 filed on October 31, 1994, Reg. No. 33-018863).

**+10.20 Armor Holdings, Inc. Amended and Restated 1996 Stock Option Plan
         (incorporated by reference from our 1997 Definitive Proxy Statement with respect to our 1997 Annual Meeting of Stockholders, held June 12, 1997, as filed with the Commission on May 27, 1997).

**+10.21 Armor Holdings Inc. Amended and Restated 1996 Non-Employee Directors
         Stock Option Plan incorporated by reference from our 1997 Definitive Proxy Statement with respect to our 1997 Annual Meeting of Stockholders, held June 12, 1997, as filed with the Commission on May 27, 1997).

**+10.22 Armor Holdings, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.19 to our Form 10-K Annual Report for the fiscal year ended December 31, 1998).

**+10.23 Armor Holdings, Inc. 1999 Stock Incentive Plan (incorporated by reference from Appendix A to our 1999 Definitive Proxy Statement with respect to our 1999 Annual Meeting of Stockholders, as filed with the Commission on May 21, 1999).

**+10.24 Armor Holdings, Inc. 2002 Stock Incentive Plan (incorporated by reference from Appendix A to our 2002 Definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders, as filed with the Commission on April 30, 2002).

**+10.25 Amendment No. 1 to the Armor Holdings, Inc. 2002 Stock Incentive Plan
         (filed as Exhibit 4.3 to our Registration Statement Form on S-8 filed with the Commission on January 22, 2004 and incorporated herein by reference).

**+10.26 Armor Holdings, Inc. 2002 Executive Stock Plan (incorporated by reference to Exhibit 10.6 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2002).

+10.27 Consulting Agreement between Kanders & Company, Inc. and Armor Holdings, Inc. dated as of January 1, 2002 (incorporated by reference to Exhibit 10.5 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2002).

+10.28 Tax Deed dated November 26, 2003, by and among Armor Holdings, Inc., ArmorGroup, International, Inc., and Armor Group (UK) Limited (filed as
         Exhibit 10.2 to our Current Report on Form 8-K dated November 26, 2003 and incorporated herein by reference).

+10.29 Promissory Note made by Armor Holdings Limited in favor of Armor Holdings, Inc. dated November 26, 2003 (filed as Exhibit 10.3 to our Current Report on Form 8-K dated November 26, 2003 and incorporated herein by reference).

+21.1 Subsidiaries of the Registrant (filed as Exhibit 21.1 to our Registration Statement on Form S-4 filed with the Commission on January 7, 2004 and incorporated herein by reference).

*23.1    Consent of PricewaterhouseCoopers LLP.

*31.1 Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2 Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*32.1 Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.

*32.2 Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.


--------------------------
*    Filed herewith.
+    Incorporated herein by reference.
@    This Exhibit represents a management contract.
**   This Exhibit represents a compensatory plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



ARMOR HOLDINGS, INC.

     Report of Independent Certified Public Accountants                          F-2

     Consolidated Balance Sheets                                                 F-3

       Consolidated Statements of Stockholders' Equity and                       F-5
                Comprehensive Income (Loss)

     Consolidated Statements of Cash Flow                                        F-6

     Notes to the Consolidated Financial Statements                            F-7 F-46

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors and Stockholders of Armor Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows present fairly, in all material respects, the financial position of Armor Holdings, Inc. and its subsidiaries (the
"Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill following adoption of Statement of Financial Accounting standard No. 142 "Goodwill and Other Intangible Assets."



PricewaterhouseCoopers LLP
February 20, 2004

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2003 AND DECEMBER 31, 2002
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                                            DECEMBER 31, 2003     DECEMBER 31, 2002
                                                                                            -----------------     -----------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                  $ 111,850              $ 12,913
    Restricted cash                                                                                2,600                     -
    Accounts receivable (net of allowance for doubtful accounts of $1,673
         and $1,428)                                                                              72,635                58,513
    Costs and earned gross profit in excess of billings                                                -                   234
    Inventories                                                                                   80,527                62,330
    Prepaid expenses and other current assets                                                     22,032                12,212
    Current assets of discontinued operations (Note 2)                                               753                28,825
                                                                                          --------------         -------------
Total current assets                                                                             290,397               175,027

Property and equipment (net of accumulated depreciation of $19,046 and $12,919)                   57,576                47,136
Goodwill (net of accumulated amortization of $4,024 and $4,024)                                  175,707                98,736
Patents, licenses and trademarks (net of accumulated amortization of $2,627 and $2,169)           44,174                 7,521
Long-term assets of discontinued operations (Note 2)                                               1,603                30,285
Other assets                                                                                      16,169                 9,048
                                                                                          --------------         -------------
Total assets                                                                                   $ 585,626             $ 367,753
                                                                                          ==============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                          $ 32,107               $ 1,813
     Short-term debt                                                                                 498                   599
     Accounts payable                                                                             30,304                23,770
     Accrued expenses and other current liabilities                                               58,218                25,116
     Income taxes payable                                                                              -                 5,913
     Current liabilities of discontinued operations (Note 2)                                         626                17,225
                                                                                           -------------         -------------
Total current liabilities                                                                        121,753                74,436

Long-term debt, less current portion                                                             158,300                 5,072
Other long-term liabilities                                                                       10,208                     -
Long-term liabilities of discontinued operations (Note 2)                                              -                   168
                                                                                          --------------         -------------
Total liabilities                                                                                290,261                79,676

Commitments and contingencies (Note 11)

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized; no
       shares issued and outstanding                                                                   -                     -
   Common stock, $.01 par value; 50,000,000 shares authorized;
       34,337,034 and 33,593,977 issued; 28,276,812 and 29,456,692
       outstanding at December 31, 2003 and December 31, 2002, respectively                          344                   336
   Additional paid-in capital                                                                    318,460               307,487
   Retained earnings                                                                              44,942                34,056
   Accumulated other comprehensive income (loss)                                                   3,936                (4,169)
   Treasury stock                                                                                (72,317)              (49,633)
                                                                                          --------------         -------------
Total stockholders' equity                                                                       295,365               288,077
                                                                                          --------------         -------------
Total liabilities and stockholders' equity                                                     $ 585,626              $367,753
                                                                                          ==============         =============


                     The accompanying notes are an integral part of these consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



                                                                DECEMBER 31, 2003     DECEMBER 31, 2002     DECEMBER 31, 2001
                                                              -------------------   -------------------   -------------------
REVENUES:

  Products                                                              $ 199,093            $  179,946            $149,868
  Mobile Security                                                         157,548               125,171              47,232
  Simula                                                                    8,531                     -                   -
                                                              -------------------   -------------------   -----------------
  Total Revenues                                                          365,172               305,117             197,100

  Cost of sales                                                           253,586               210,745             126,330
  Operating expenses                                                       62,795                49,836              38,659
  Amortization                                                                489                   245               2,142
  Integration and other charges                                            12,573                 5,926               3,296
                                                              -------------------   -------------------   -----------------

OPERATING INCOME                                                           35,729                38,365              26,673

  Interest expense, net                                                     4,012                   923               3,864
  Other expense (income), net                                                 508                    51                (82)
                                                              -------------------   -------------------   -----------------

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
INCOME TAXES                                                               31,209                37,391              22,891
PROVISION FOR INCOME TAXES                                                 14,203                16,054               8,207
                                                              -------------------   -------------------   -----------------
INCOME FROM CONTINUING OPERATIONS                                          17,006                21,337              14,684

DISCONTINUED OPERATIONS (NOTE 2):
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT               (6,120)              (39,026)             (4,556)
                                                              -------------------   -------------------   -----------------
NET INCOME (LOSS)                                                        $ 10,886            $  (17,689)           $ 10,128
                                                              ===================   ===================   =================


NET INCOME (LOSS) PER COMMON SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS                                        $   0.61              $   0.70             $  0.61

LOSS FROM DISCONTINUED OPERATIONS                                           (0.22)                (1.28)              (0.19)
                                                              -------------------   -------------------   -----------------
BASIC INCOME (LOSS) PER SHARE                                            $   0.39              $  (0.58)            $  0.42
                                                              ===================   ===================   =================

NET INCOME (LOSS) PER COMMON SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS                                        $   0.59               $  0.69            $   0.59

LOSS FROM DISCONTINUED OPERATIONS                                           (0.21)                (1.26)              (0.18)
                                                              -------------------   -------------------   ------------------
DILUTED INCOME (LOSS) PER SHARE                                          $   0.38               $ (0.57)            $  0.41
                                                              ===================   ===================   ===================
WEIGHTED AVERAGE SHARES - BASIC                                            28,175                30,341              23,932
                                                              ===================   ===================   ===================
WEIGHTED AVERAGE SHARES - DILUTED                                          28,954                30,957              24,768
                                                              ===================   ===================   ===================

                        The accompanying notes are an integral part of these consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)


                            COMMON STOCK ACCUMULATED
                            ------------------------
                                                         ADDITIONAL                       OTHER
                                              PAR          PAID-IN        RETAINED    COMPREHENSIVE      TREASURY
                                  SHARES     VALUE         CAPITAL        EARNINGS    (LOSS) INCOME        STOCK        TOTAL
                                 ---------  -------      ----------       --------    -------------      ---------     --------
Balance, December 31, 2000         25,064     $250        $150,254         $43,663         $(1,684)      $(25,712)      $166,771
Exercise of stock options and
distribution of stock awards        1,063       11          10,101                                                        10,112

Tax benefit from exercises of
options                                                      3,116                                                         3,116

Issuance of treasury shares
for exercises of options             (119)      (1)           (123)         (2,046)                         2,856            686
Issuance of common stock            5,765       58         117,969                                                       118,027

Issuance of stock for
acquisitions and additional
consideration for earnouts          1,293       13          20,678                                                        20,691

Repurchase of stock                                                                                          (723)          (723)
                                                                                                                        --------
Comprehensive income:
Net income                                                                  10,128                                        10,128

Foreign currency translation
adjustments, net of taxes of
$713                                                                                        (2,789)                       (2,789)
                                                                                                                        ---------
Total comprehensive income                                                                                                  7,339
                                 --------  -------       ---------       ---------         --------     ---------       ---------
Balance, December 31, 2001         33,066      331         301,995          51,745          (4,473)       (23,579)        326,019

Exercise of stock options and
distribution of stock awards          528        5           4,135                                                          4,140

Tax benefit from exercises of
options                                                        832                                                            832

Sale of put options                                            525                                                            525

Repurchase of stock                                                                                       (26,054)        (26,054)
                                                                                                                        ---------
Comprehensive loss:

Net loss                                                                   (17,689)                                       (17,689)

Foreign currency translation
adjustments, net of taxes of
$364                                                                                           304                            304
                                                                                                                        ---------

Total comprehensive loss                                                                                                  (17,385)
                                 --------  -------       ---------       ---------         --------     ---------       ---------
Balance, December 31, 2002         33,594      336         307,487          34,056          (4,169)       (49,633)        288,077

Exercise of stock options and
distribution of stock awards          743        8           9,028                                                          9,036

Tax benefit from exercises of
stock options                                                1,136                                                          1,136

Extension of stock options
related to termination of
former Chief Executive Officer                                 809                                                            809

Repurchase of stock                                                                                       (22,684)        (22,684)
                                                                                                                        ---------
Comprehensive income:

Net income                                                                  10,886                                         10,886

Sale of ArmorGroup                                                                            3,231                         3,231

Foreign currency translation
adjustments                                                                                   4,874                         4,874
                                                                                                                         --------

Total comprehensive income                                                                                                 18,991
                                 --------  -------       ---------       ---------         --------     ---------        --------
Balance, December 31, 2003         34,337     $344        $318,460         $44,942           $3,936     $ (72,317)       $295,365
                                 ========  =======       =========       =========         ========     =========        ========

                        The accompanying notes are an integral part of these consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)


                                                                                                  YEAR ENDED
                                                                         --------------------------------------------------------
                                                                         DECEMBER 31, 2003  DECEMBER 31, 2002  DECEMBER 31, 2001
                                                                         --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                            $   17,006            $ 21,337          $  14,684
  Adjustments to reconcile income from continuing operations to cash provided by operating activities:
      Depreciation and amortization                                                 7,608               5,580              5,614
      Loss on disposal of fixed assets                                                327                 200                191
      Deferred income taxes                                                         5,025                 359               (373)
      Non-cash termination charge                                                   2,093                   -                  -
      Non-cash restricted stock unit award                                          7,266                   -                  -
  Changes in operating assets and liabilities, net of acquisitions:
      Increase in accounts receivable                                                (995)             (2,554)           (14,880)
      Increase in inventories                                                      (2,501)             (9,381)            (3,948)
      (Increase) decrease in prepaid expenses and
        other assets                                                               (2,381)             (2,246)             1,049
      Increase (decrease) in accounts payable, accrued
         expenses and other current liabilities                                    17,043              (3,754)             7,181
      Increase in income taxes payable                                                361               6,745              6,667
                                                                         ----------------   -----------------  -----------------
      Net cash provided by operating activities                                    50,852              16,286             16,185
                                                                         ----------------   -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of patents and trademarks                                                (185)                (69)                 -
   Purchase of property and equipment                                              (8,684)             (5,902)            (5,644)
   Increase in restricted cash                                                     (2,600)                  -                  -
   Additional consideration for purchased businesses                               (1,026)             (9,375)            (3,270)
   Proceeds from sale of equity securities                                              -                   -                843
   Proceeds from sale of business                                                  31,361                   -                  -
   Purchase of businesses, net of cash acquired                                   (90,512)             (8,818)           (39,365)
                                                                         ----------------    ----------------   ----------------
    Net Cash used in investing activities                                         (71,646)            (24,164)           (47,436)
                                                                         ----------------    ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock                                           -                   -            117,979
   Proceeds from the exercise of stock options                                      8,471               4,227             10,160
   Repurchases of treasury stock                                                  (22,684)            (26,054)              (723)
   Proceeds from the sale of put options                                                -                 525                  -
   Proceeds from issuance of treasury shares for the exercise
        of stock options                                                                -                   -                686
   Cash paid for deferred loan costs                                                    -                   -               (545)
   Cash paid for financing costs                                                   (4,599)               (326)                 -
   Borrowings of long-term debt                                                   148,278                   -                  -
   Repayments of long-term debt                                                    (1,688)               (730)              (676)
   Repayments of debt assumed in acquisitions                                           -                   -             (1,315)
   Borrowings under line of credit                                                 31,830              32,372             98,286
   Repayments under line of credit                                                (32,098)            (32,447)          (130,981)
                                                                         ----------------   -----------------  -----------------
   Net cash provided by (used in) financing activities                            127,510             (22,433)            92,871

   Effect of exchange rate changes on cash and
        cash equivalents                                                              833                (126)            (1,459)
   Net cash used in discontinued operations                                        (8,612)             (4,139)           (14,336)
                                                                         ----------------   -----------------  -----------------

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            98,937             (34,576)            45,825
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  12,913              47,489              1,664
                                                                         ----------------   -----------------  -----------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    111,850             $12,913          $  47,489
                                                                         ================   =================  =================

   CASH AND CASH EQUIVALENTS, END OF PERIOD
       CONTINUING OPERATIONS                                                 $    111,850             $12,913          $  47,489
       DISCONTINUED OPERATIONS                                                         76               3,638              6,230
                                                                         ------------------ ------------------ -----------------
                                                                             $    111,926             $16,551          $  53,719
                                                                         ================== ================== =================

The accompanying notes are an integral part of these consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and nature of business. Armor Holdings, Inc. (the "Company" or "Armor") is a leading manufacturer and provider of specialized security products; training and support services related to these products; vehicle armor systems; military helicopter seating systems, aircraft and land vehicle armor systems; protective equipment for military personnel; and other technologies used to protect humans in a variety of life-threatening or catastrophic situations. Our products, vehicle armor systems and human safety and survival systems are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as governmental agencies, multinational corporations and individuals. We are organized and operated under three business divisions: Armor Holdings Products, also referred to as our Products Division, Armor Mobile Security, also referred to as our Mobile Security Division, and Simula. Simula was acquired on December 9, 2003. ArmorGroup Services has been classified as discontinued operations. The amounts disclosed in the footnotes are related to continuing operations unless otherwise indicated.


CONTINUING OPERATIONS

Products. Our Products Division manufactures and sells a broad range of high quality security products, equipment and related consumable items, such as concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, emergency lighting products, forensic products, firearms accessories, weapon maintenance products, foldable ladders and specialty gloves. Our products are marketed under brand names that are well established in the military and law enforcement communities such as AMERICAN BODY ARMOR(TM), B-SQUARE(R), BREAK FREE(R), CLP(R), DEFENSE TECHNOLOGY/FEDERAL LABORATORIES(R), DEF-TEC PRODUCTS(R), DISTRACTION DEVICE(R), FEDERAL LABORATORIES(R), FERRET(R), FIRST DEFENSE(R), IDENTICATOR(R), IDENTIDRUG(R), IMPAK(TM), LIGHTNING POWDER(R), MONADNOCK(R), NIK(R), O'GARA-HESS & EISENHARDT ARMORING COMPANY(R), PROTECH(TM), QUIKSTEP LADDERS(TM), SAFARILAND DESIGN(R), SPEEDFEED(R), and 911EP and DESIGN(TM). We sell our products through a network of over 350 distributors and sales agents, including approximately 200 in the United States. Our extensive distribution capabilities and commitment to customer service and training have enabled us to become a leading provider of security equipment to law enforcement agencies.

Mobile Security. Our Mobile Security Division manufactures and installs ballistic and blast protected armoring systems for privately owned vehicles. We armor a variety of privately owned commercial vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats. Our customers in this business include international corporations and high net worth individuals. Under the brand name O'Gara-Hess & Eisenhardt, we are the sole-source provider to the U.S. military of the armor and blast protection systems for M1114 Up-Armored HMMWVs. We are also under contract with the U.S. Army to provide spare parts, logistics and ongoing field support services for the currently installed base of approximately 4,415 Up-Armored HMMWVs. Additionally, we provide blast and ballistic protection kits for the standard HMMWVs, which are installed on existing equipment in the filed. Our Mobile Security Division is also subcontracted to develop a ballistic and blast protected armored and sealed truck cab for the HIMARS, a program recently transitioned by the U.S. Army and U.S. Marine Corps from developmental to a low rate of initial production, deliveries of which commenced in 2003. We also supply armor sub-systems for other tactical wheeled vehicles. In addition, we supply ballistic and blast protected armoring systems to U.S. federal law enforcement and intelligence agencies and foreign heads of state.

Simula. Simula supplies human safety and survival systems to the U.S. military, and major aerospace and defense prime contractors. Our core markets are military aviation safety, military personnel safety, and land and marine safety. Through Simula, we provide military helicopter seating systems, helicopter cockpit airbag systems, aircraft and land vehicle armor kits, body armor and other protective equipment for military personnel, emergency bailout parachutes and survival ensembles worn by military aircrew. The primary customers for our products are the U.S. Army, U.S. Marine Corps, Boeing, and Sikorsky Aircraft. Most of Simula's aviation safety products are provided on a sole source basis. The U.S. armed forces have adopted ceramic body armor as a key element of the protective ensemble worn by our troops in Iraq and Afghanistan. Simula was the developer of this specialized product called small arms protective insert
(SAPI), and is the largest supplier to U.S. forces. Simula was acquired
December 9, 2003, and results have been included herein since the acquisition date.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


DISCONTINUED OPERATIONS

On April 17, 2003, we announced that we had completed the sale of our ArmorGroup Integrated Systems business through the sale of 100% of the stock of ArmorGroup Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc. to Aerwav Integration Systems, Inc. ("AIS"). AIS is a wholly owned subsidiary of Aerwav Holdings, LLC. As consideration for the integrated systems business, we received a $4.1 million collateralized note due in two years and a warrant for approximately 2.5% of AIS. We have recorded a loss of $366,000 on the sale.

On November 26, 2003, we announced that we completed the sale of ArmorGroup, our security service division, for $33,660,000 in consideration to a group of private investors led by Granville Baird Capital Partners of London, England and Management. We received $31,360,000 in cash at closing and are scheduled to receive another $2,300,000 by the end of 2004, of which $375,000 has been received through March 6, 2004. We have recorded a loss of $8.8 million on the sale in the fourth quarter of 2003. In accordance with generally accepted accounting principles, unrealized gains and losses, which are included in equity as accumulated other comprehensive income or loss, are not recognized until the period in which the related assets and liabilities are disposed of.

At December 31, 2003, our litigation support services subsidiary remains as our only operating discontinued operations subsidiary. We are actively attempting to sell this business and expect to sell it during 2004.


ACCOUNTING POLICIES

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation, all material inter-company balances and transactions have been eliminated. Results of operations of companies acquired in transactions accounted for under the purchase method of accounting are included in the financial statements from the date of the acquisition.

Cash and cash equivalents. We consider all highly liquid investments purchased with maturities of three months or less, at date of purchase, to be cash equivalents.

Restricted cash. Restricted cash includes $2.6 million held in trust for the benefit of the Ontario Industrial Development Authority Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 bondholders. On January 2, 2004, the restrictions were released and the funds were used to pay off the bonds in full.

Concentration of credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with what it believes to be various high quality banks. Amounts held in individual banks may periodically exceed, for brief time periods, federally insured amounts. Our accounts receivable consist of amounts due from customers and distributors located throughout the world. International product sales generally require cash in advance or confirmed letters of credit on United States ("U.S.") banks. We maintain reserves for potential credit losses. As of December 31, 2003 and 2002, management believes that we have no significant concentrations of credit risk excluding the U.S. military.

Inventories. Inventories are stated at the lower of cost or market determined on the first-in, first-out ("FIFO") method.

Fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable, other receivables, accounts payable, and short and long-term debt approximates fair value at December 31, 2003 and 2002.

Derivative Instruments and Hedging Activities. We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedge Activities" (SFAS 133) as amended. All derivative instruments are

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, the other assets on the Condensed Consolidated Balance Sheet as of December 31, 2003 increased by $5.9 million, which reflected an increase in the fair value of the interest rate swap agreements. The corresponding increase in the hedge liability was recorded in long-term debt. The agreements are deemed to be a perfectly effective fair value hedge and therefore qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

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

         Buildings and improvements              5 - 39 years
         Machinery and equipment                 3 - 7 years

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill and other intangible assets are stated on the basis of cost. The $122.9 million in goodwill resulting from acquisitions made by the Company subsequent to June 30, 2001 was immediately subjected to the non-amortization provisions of SFAS
142. See also Impairment and Recent Accounting Pronouncements which follows.

Patents, licenses and trademarks. Patents, licenses and trademarks were primarily acquired through acquisitions accounted for by the purchase method of accounting. Such assets are amortized on a straight-line basis over their remaining lives useful lives.

Impairment. Long-lived assets, including certain identifiable intangibles and goodwill, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets. Management has reviewed our long-lived assets and has taken impairment charges of $12.4 million in fiscal 2003 and $30.3 million in fiscal 2002 to reduce the carrying value of the Services Division to estimated realizable value. The method used to determine the existence of an impairment would be generally by undiscounted operating cash flows estimated over the remaining useful lives of the related long-lived assets or estimated realizable amounts on assets of discontinued operations. Impairment is measured as the difference between fair value and unamortized cost at the date impairment is determined.

Research and development. We engage in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of our existing products. We also design and develop new products in an ongoing effort to anticipate and meet our customers' evolving needs. Research and development costs are included in operating expenses as incurred and for the years ended December 31, 2003, 2002 and 2001, approximated $4,015,000, $2,968,000 and $2,353,000, respectively.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates inherent in the preparation of the

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

accompanying consolidated financial statements include the carrying value of long-lived assets, valuation allowances for receivables, inventories and deferred income tax assets, liabilities for potential litigation claims and settlements, and contract contingencies and obligations. Actual results could differ from those estimates.

Income taxes. We account for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under the asset and liability method specified thereunder, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are offset by deferred tax assets relating to net operating loss carryforwards and deductible temporary differences. Future benefits obtained either from utilization of net operating loss carryforwards or from the reduction in the income tax asset valuation allowance existing on September 20, 1993 have been and will be applied to reduce reorganization value in excess of amounts allocable to identifiable assets. At December 31, 2003 and 2002, our consolidated foreign subsidiaries have unremitted earnings of approximately $9.0 million and $3.0 million, respectively, on which we have not recorded a provision for United States Federal income taxes since these earnings are considered to be permanently reinvested. Such foreign earnings have been taxed according to the regulations existing in the countries in which they were earned.

Revenue recognition. We record products revenue at the time of shipment. Returns are minimal and do not materially affect the financial statements.

We record revenue of the Mobile Security Division when the vehicle is shipped, except for larger commercial contracts typically longer than four months in length and the contract for the delivery of Up-Armored M1114 HMMWVs to the U.S. Government, which continues through 2005. Revenue from such contracts is recognized on the percentage of completion, units-of-work performed method. M1114 Up-Armored HMMWV units sold to the U.S. Government are considered sold when the onsite Department of Defense officer finishes the inspection of the M1114 Up-Armored HMMWV and approves it for delivery. Should such contracts be in a loss position, the entire estimated loss would be recognized for the balance of the contract at such time. Current contracts are profitable.

We record Simula revenues related to government contracts results principally from fixed price contracts and is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, all of these conditions are met when the Company ships products to its customers. Revenues related to nonrefundable license fees that are payable at the initiation of a licensing agreement are recognized immediately in income when received or when collectibility is reasonably assured, provided that there are no future obligations or performance requirements. Non-refundable license fees that are in essence, a prepayment of future royalties, are recognized as revenue on a straight-line basis over the term of the initial license.

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

Comprehensive income and foreign currency translation. In accordance with SFAS No. 130, "Reporting Comprehensive Income", assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment, net of tax, which represents the effect of translating assets and liabilities of our foreign operations is recorded as an increase of equity of $3,936,000 and a reduction of equity of $(4,169,000) for the years ended December 31, 2003 and 2002, respectively, and is classified as accumulated other comprehensive loss. The current year change in the accumulated amount, net of tax, is included as a component of comprehensive income.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

If compensation cost for stock option grants had been determined based on the fair value on the grant dates for 2003, 2002 and 2001 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                                   2003              2002            2001
                                                              ----------------  ---------------  -----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
        Net income as reported                                   $ 10,886        $ (17,689)         $10,128
        Deduct:  Total stock-based employee compensation
        expense determined under fair value based method
        for all awards, net of related tax effects                 (4,157)          (5,053)          (2,435)
                                                             ------------    --------------   -------------
                                                                  $ 6,729        $ (22,742)         $ 7,693
                                                             ============    ==============   =============

        Earnings per share:
          Basic - as reported                                     $  0.39         $  (0.58)          $ 0.42
                                                             ============    ==============   =============
          Basic - pro forma                                       $  0.24         $  (0.75)          $ 0.32
                                                             ============    ==============   =============

          Diluted - as reported                                   $  0.38         $  (0.57)          $ 0.41
                                                             ============    ==============   =============
          Diluted - pro forma                                     $  0.23         $  (0.74)          $ 0.31
                                                             ============    ==============   =============

Reclassifications. Certain reclassifications have been made to the 2002 and 2001 financial statements in order to conform to the presentation adopted for 2003. These reclassifications had no effect on net income or retained earnings.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Recent accounting pronouncements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. We implemented SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS 142, we completed in the second quarter of 2002 the transitional goodwill impairment test that compared the fair value of each reporting unit to its carrying value and determined that no impairment existed. The goodwill resulting from acquisitions made by us subsequent to June 30, 2001, was immediately subject to the non-amortization provisions of SFAS
142. Had we been accounting for goodwill under SFAS 142 for 2001, our net income and earnings per share would have been as follows:


                                                                DECEMBER 31, 2001
                                                              ---------------------
                                                              (in thousands, except
                                                                 per share data

Reported net income                                                      $10,128
Add back goodwill amortization, net of tax                                 3,044
                                                                         -------
 Actual/pro forma adjusted net income                                    $13,172
                                                                         =======
Basic earnings per share
  Reported basic income per share                                          $0.42
  Goodwill amortization, net of tax                                         0.13
                                                                         -------
  Actual/pro forma basic income per share                                  $0.55
                                                                         =======
Diluted earnings per share
  Reported diluted income per share                                        $0.41
  Goodwill amortization, net of tax                                         0.12
                                                                         -------
  Actual/pro forma diluted income  per share                               $0.53
                                                                         =======


In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. We adopted the provisions of this Statement on January 1, 2003, which did not have a significant impact on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable-Interest Entities - an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest:

     o The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights

     o The obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

In December 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (revised December 2003) (FIN 46(R)). The provisions of FIN 46(R) are as follows:

          o Provides that the condition that would preclude an enterprise from applying the scope exception of FIN 46 for certain entities that are businesses if that enterprise and/or its related parties participated significantly in the design or redesign of the entity should not apply if the entity is a franchisee.

          o An enterprise shall not consolidate a governmental organization and shall not consolidate a financing entity established by a governmental organization unless the financing entity (a) is not a governmental organization and (b) is used by the business enterprise in a manner similar to a variable interest entity in an effort to circumvent the provisions of Interpretation 46(R).

          o A troubled debt restructuring, as defined in paragraph 2 of FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, as amended, shall be accounted for in accordance with that Statement and is not an event that requires the reconsideration of whether the entity involved is a variable interest entity or whether an enterprise with a variable interest in a variable interest entity is the primary beneficiary of that entity.

          o Provide that an enterprise with an interest in an entity to which the provisions of FIN 46 have not been applied as of December 24, 2003, shall apply FIN 46 or FIN 46(R) to that entity in accordance with the effective date provisions of FIN 46(R) as described below.

          o FIN 46(R) should be applied no later than the end of the first reporting period that ends after March 15, 2004 (as of March 31, 2004 for the Company). However, prior to the required application of FIN 46(R), the Company must apply FIN 46 or FIN 46(R) to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003 for the Company).

We do not have, nor have had, any interests in variable interest entities that are subject to the provisions of FIN 46 or FIN 46(R).

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. SFAS 144 requires that a long-lived asset to be (1) abandoned, (2) exchanged for a similar productive asset, or (3) distributed to owners in a spin-off be considered held and used until it is abandoned, exchanged, or distributed. SFAS 144 requires (1) that spin-offs and exchanges of similar productive assets be recorded at the lower of carrying value or fair value, and that such assets be classified as held and used until disposed of and (2) that any impairment loss resulting from a spin-off or exchange of similar productive assets be recognized upon asset disposition. SFAS 144 provides for total assets and total liabilities of discontinued business segments to be presented in separate captions in assets and liabilities and also provides that future losses, if any, of discontinued business segments shall be reported as incurred. We adopted SFAS 144 effective January 1, 2002,. The reclassification of the Services Division to discontinued operations and subsequent reduction in its carrying value was in accordance with the provisions of SFAS 144.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission on FASB 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (SFAS 145). Under SFAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement from continuing operations. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities initiated on or after December 31, 2002. The effects of adopting this standard did not have a material effect on us.

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

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Adoption of this standard had no effect on us.

In May 2003, the FASB issued FASB Staff Position No. 146-1, "Determining Whether a One-Time Termination Benefit Offered in Connection with an Exit or Disposal Activity is, in Substance, an Enhancement to an Ongoing Benefit Arrangement." This Staff Position states that in order to be considered an enhancement to an ongoing benefit arrangement, the additional termination benefits must represent a revision to the ongoing arrangement that is not limited to a specified termination event or a specified future period. Otherwise the additional termination benefits should be considered one-time termination benefits accounted for under SFAS 146. The guidance in this Staff Position is effective for exit or disposal activities initiated in interim or annual reporting periods beginning after September 15, 2003. The adoption of this Staff Position is not expected to have a material impact on our consolidated financial statements.


2.  DISCONTINUED OPERATIONS

In January 2001, our management approved a restructuring plan to close its U.S. investigative businesses, realign the division's organization, eliminate excess facilities and reduce overhead in its businesses worldwide. In connection with this restructuring plan, the division performed a review of its long-lived assets to identify potential impairments. Pursuant to this restructuring plan, ArmorGroup i) eliminated 26 employees, primarily from its investigative businesses, ii) eliminated an additional 24 employees from its security business, iii) incurred lease and other exit costs as a result of the closure of

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

its investigative businesses, and iv) wrote-down the value of both tangible and intangible assets as a result of the impairment review. All of the significant actions contemplated by the restructuring plan have been completed.

As a result of the restructuring plan, we recorded a pre-tax charge of $10.3 million. As of December 31, 2003, we had a remaining liability of $140,000 after fiscal year 2003 utilization of $130,000 relating to lease termination costs. The remaining liability has been classified in accrued expenses and current liabilities of discontinued operations on the consolidated balance sheet.

On July 15, 2002, we announced plans to sell the Services division and the retention of Merrill Lynch & Company to assist in the sale. In accordance with Statement of Accounting Standards 144, Accounting for Impairment or Disposal of Long-Lived Assets, the assets and liabilities of the Services division have been classified as held for sale, with its operating results in the current and prior periods reported in discontinued operations for the year ended December 31, 2003, 2002 and 2001. USDS, Inc., a subsidiary providing certain training services, formerly reported as a part of the Services Division is not included in the amounts classified as assets held for sale. The assets and liabilities as well as the operating results of USDS, Inc. have been reclassified to the Products Division where management oversight currently resides.

On April 17, 2003, we announced that we had completed the sale of our ArmorGroup Integrated Systems business through the sale of 100% of the stock of ArmorGroup Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc. to Aerwav Integration Systems, Inc. ("AIS"). AIS is a wholly owned subsidiary of Aerwav Holdings, LLC. As consideration for the integrated systems business, we received a $4.1 million collateralized note due in two years and a warrant for approximately 2.5% of AIS. $375,000 of the balance due was paid in advance in November 2003. In accordance with SFAS 144, we have recorded a loss of $366,000 on the sale.

Based upon our analysis and discussions with our advisors regarding the estimated realizable value, net of selling costs, of the Services Division, we reduced its carrying value and recorded net impairment charges of $12.4 million and $30.3 million in fiscal 2003 and 2002, respectively. The 2003 impairment charges consisted of a non-cash goodwill reduction. The fiscal 2002 impairment charges consisted of approximately $6.1 million in estimated disposal costs and a $24.2 million non-cash goodwill reduction. The benefit for income taxes for discontinued operations was $8.3 million and $2.4 million for fiscal 2003 and 2002, respectively. The reductions in the carrying value of the Services Division were management's best estimate based upon the information currently available, including discussions with our investment bankers.

On November 26, 2003, we announced that we completed the sale of ArmorGroup, our security service division, for $33,660,000 in total consideration to a group of private investors led by Granville Baird Capital Partners of London, England and Management. We received $31,360,000 in cash at closing and are scheduled to receive another $2,300,000 by the end of 2004, of which we have received $375,000 through March 6, 2004. We recorded a loss of $8.8 million on the sale in the fourth quarter of 2003. In accordance with generally accepted accounting principles, unrealized gains and losses, which are included in equity as accumulated other comprehensive income or loss, are not recognized until the period in which the related assets and liabilities are disposed of.

At December 31, 2003, our litigation support services subsidiary remains in discontinued operations. The actual proceeds from the disposal of this business may differ materially from our current estimates and therefore could result in either a gain or a loss upon final disposal. We are actively attempting to sell this business and expect to sell it during 2004.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The following is a summary of the operating results of the discontinued operations for the years ended December 31, 2003, 2002 and 2001.


                                                     DECEMBER 31, 2003     DECEMBER 31, 2002     DECEMBER 31, 2001
                                                     ------------------   -------------------   -------------------
                                                                             (IN THOUSANDS)

Revenue                                                        $ 95,124              $ 98,263            $ 94,928
Cost of sales                                                    66,780                75,779              65,021
                                                     ------------------   -------------------   -----------------
Gross profit                                                     28,344                22,484              29,907
Operating expenses                                               19,910                30,588              24,496
Amortization expense                                                  -                     -               1,519
Charge for impairment of long-lived assets                       21,535                30,296                   -
Restructuring and related charges                                     -                     -              10,257
Integration and other charges                                       776                 2,623                 776
                                                     ------------------   -------------------   -----------------
Operating loss                                                  (13,877)              (41,023)             (7,141)
Interest expense, net                                                16                   346                 143
Other expense (income), net                                         479                    99                (218)
                                                     ------------------   -------------------   -----------------
    Loss from discontinued operations before
    benefit for income taxes                                    (14,372)              (41,468)             (7,066)
    Benefit for income taxes  (a)                                (8,252)               (2,442)             (2,510)
                                                     ------------------   -------------------   -----------------
    Loss from discontinued operations                         $  (6,120)             $(39,026)           $ (4,556)
                                                     ==================   ===================   =================


     a) Fiscal 2002 income taxes exclude additional expense of $1,475,000 per paragraphs 26 and 27 of SFAS No. 109 included in income from continuing operations on a consolidated basis. See Note 13.

     The following is a summary of the assets and liabilities of our discontinued operations:



                                                                DECEMBER 31, 2003       DECEMBER 31, 2002
                                                               ---------------------   -------------------
                                                                            (IN THOUSANDS)

Assets
  Cash and cash equivalents                                                 $  76                   $ 3,638
  Accounts receivable, net                                                    549                    16,228
  Other current assets                                                        128                     8,959
                                                               ------------------          -----------------
      Total current assets                                                    753                    28,825
  Property and equipment, net                                               1,206                    12,481
  Goodwill, net                                                               356                    12,995
  Other assets                                                                 41                     4,809
                                                               ------------------          ----------------
 Total assets of discontinued operations                                   $2,356                  $ 59,110
                                                               ==================          ================


Liabilities
  Current portion of long-term debt                                         $ 125                    $  186
   Short-term debt                                                              -                       350
   Accounts payable                                                             5                     2,405
   Accrued expenses and other current liabilities                             496                    14,284
                                                               ------------------          ----------------
       Total current liabilities                                              626                    17,225
   Long-term debt                                                               -                       168
                                                               ------------------          ----------------
Total liabilities of discontinued operations                                $ 626                  $ 17,393
                                                               ==================          ================

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


3.   COMPREHENSIVE INCOME

The components of comprehensive income (loss), net of tax benefits of zero, $364,000 and $713,000 for the years ended December 31, 2003, 2002 and 2001, are listed below:


                                               DECEMBER 31, 2003   DECEMBER 31, 2002    DECEMBER 31, 2001
                                               ------------------ ------------------   ------------------
                                                                   (IN THOUSANDS)
Net income  (loss)                                      $ 10,886           $(17,689)           $10,128
Other comprehensive income (loss):
   Sale of ArmorGroup                                      3,231                  -                  -
   Foreign currency translations, net of tax               4,874                304             (2,789)
                                               -----------------  ------------------   ---------------
Comprehensive income (loss)                             $ 18,991           $(17,385)           $ 7,339
                                               =================  ==================   ===============

In accordance with generally accepted accounting principles, unrealized gains and losses, which are included in equity as accumulated other comprehensive income or loss, are not recognized until the period in which the related assets and liabilities are disposed of.

4.     BUSINESS COMBINATIONS

We have completed numerous purchase business combinations for cash and/or shares of our common stock and assumption of liabilities in certain cases. In the three years in the period ended December 31, 2003, the following acquisitions were completed:


                                                         TOTAL             SHARES          VALUE OF
                                                     CONSIDERATION         ISSUED           SHARES
                                                   ------------------------------------------------------
                                                           (IN THOUSANDS, EXCEPT SHARES ISSUED)
2003
----
Aggregate 2003 acquisitions (1)                               $90,512                -                 -
Additional purchase price paid/issued for
deferred consideration                                          1,026                -                 -
                                                      ---------------   --------------    --------------
                                                              $91,538                -                 -
                                                      ===============   ==============    ==============
2002
----
Aggregate 2002 acquisitions (2)                               $ 8,818                -                 -
Additional purchase price paid/issued for
acquisition earnouts                                            9,375                -                 -
                                                      ---------------   --------------    --------------
                                                              $18,193                -                 -
                                                      ===============   ==============    ==============
2001
----
Aggregate 2001 acquisitions (3)                              $ 59,887        1,224,302          $ 19,604
Additional purchase price paid/issued for
acquisition earnouts                                            3,904           68,888             1,087
                                                      ---------------   --------------    --------------
                                                              $63,791        1,293,190          $ 20,691
                                                      ===============   ==============    ==============

(1)  Includes Simula, Inc. and Hatch Imports, Inc.

(2) Includes Speedfeed, Inc., Foldable Products Group, B-Square, Inc., Evi-Paq, Inc., Trasco Breman and 911 Emergency Products.

(3)  Includes O'Gara-Hess & Eisenhardt Companies, Guardian and Identicator.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


On December 9, 2003, we acquired all of the outstanding stock of Simula, for approximately $84.8 million in cash including transaction costs. Simula is a safety technology company that supplies human safety and survival systems to all branches of the United States military, major aerospace and defense prime contractors. Its core markets are military aviation safety, military personnel safety, and land and marine safety. Simula is a provider of military helicopter seating systems, aircraft and land vehicle armor systems, protective equipment for military personnel and technologies used to protect humans in a variety of life-threatening or catastrophic situations.

As a result of the acquisition, we expect to: (1) strengthen our position as a leading mid-tier defense and security industry consolidator through increased scale and scope; (2) increase our relevance to Department of Defense customers and programs; (3) diversify our business mix by adding fixed-wing and rotorcraft crashworthy seating; (4) combine body armor capabilities of Simula and PROTECH, one of our subsidiaries, supplementing our position in the SAPI market; (5) achieve cross-selling opportunities by leveraging our global sales force and relationships; and (6) offer opportunities for cost reduction through integration savings and rationalization of operations.

The acquisition was accounted for as a purchase business combination, and accordingly, the results of operations were included in our financial statements after December 9, 2003. The cost to acquire Simula has been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition as follows:

                                                              (IN THOUSANDS)

         Working capital                                            $  5,027
         Property and equipment                                        5,360
         Other long-term assets                                          434
         Assumed note payable                                        (31,135)
         Assumed long-term liabilities                                (1,704)
         Customer-related intangible                                  25,140
         Technology-related intangible                                 8,814
         Goodwill (Deductible)                                        72,816
                                                                 -----------
                                                                    $ 84,752

The customer-related intangible asset relates to acquired customer relationships and is being amortized over a 14-year weighted-average useful life on a straight-line basis. The technology-related intangible asset relates to certain acquired technology and is being amortized over an eight-year weighted-average useful life on a straight-line basis.

During 2002, we completed the acquisitions of Speedfeed, Inc., Foldable Products Group, B-Square, Inc., Evi-Paq, Inc., Trasco Breman and 911 Emergency Products.

On August 23, 2001, we completed our acquisition of Security Products and Services Group of the Kroll-O'Gara Company, including the O'Gara-Hess & Eisenhardt subsidiary ("O'Gara"). O'Gara is the prime contractor to the U.S. Military for the supply of armoring and blast protection for HMMWVs and armors a variety of vehicles, including limousines, sedans, sport utility vehicles, and money transport vehicles, to protect against varying degrees of ballistic and blast threats.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Businesses acquired are included in consolidated results from the date of acquisition. Pro forma results of the 2003 acquisition of Hatch Imports, Inc. and the 2002 acquisitions are not presented, as they would not differ by a material amount from actual results. The following unaudited pro forma consolidated results are presented to show the results on a pro forma basis as if the 2003 acquisition of Simula had been made as of January 1, 2002:

                                                                        2003               2002
                                                                  --------------------------------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Revenues from continuing operations                                  $443,881            $ 379,521
     Net income from continuing operations                                $ 20,212             $ 19,935
     Basic earnings per share from continuing operations                   $  0.72              $  0.66
     Diluted earnings per share from continuing operations                 $  0.70              $  0.64
     Weighted average shares - basic                                        28,175               30,341
     Weighted average shares - diluted                                      28,954               30,957

The changes in the carrying amount of goodwill for the year ended December 31, 2003, are as follows:


                                        PRODUCTS         MOBILE SECURITY           SIMULA              TOTAL
                                     --------------    -------------------       ----------       -------------
                                                                   (IN THOUSANDS)
Balance at January 1, 2003                $ 60,143          $ 38,593                   $   -          $ 98,736
Goodwill acquired during year                4,262              (107)                 72,816            76,971
                                     -------------       -----------            ------------        ----------
Balance at December 31, 2003              $ 64,405          $ 38,486                $ 72,816         $ 175,707
                                     =============       ===========            ============        ==========

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5.    INVENTORIES

The components of inventory as of December 31, 2003 and 2002 are as follows:

                                                            2003                2002
                                                      ------------------ --------------------
                                                                  (IN THOUSANDS)
               Raw materials                                   $ 40,397             $ 30,211
               Work-in-process                                   25,422               15,733
               Finished goods                                    14,708               16,386
                                                      -----------------    -----------------
                                                               $ 80,527             $ 62,330
                                                      =================    =================


6.    PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2003 and 2002 are summarized as follows:

                                              2003                2002
                                       ------------------- --------------------
                                                   (IN THOUSANDS)
Land                                             $  5,940              $ 5,557
Buildings and improvements                         29,776               23,964
Machinery and equipment                            40,906               30,534
                                        -----------------     ----------------
Total                                              76,622               60,055
Accumulated depreciation                          (19,046)             (12,919)
                                        -----------------     ----------------
                                                 $ 57,576             $ 47,136
                                        =================     ================


Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was approximately $5,719,000, $4,953,000 and $3,031,000 respectively. In the statement of operations of continuing operations for the years ended December 31, 2003, 2002 and 2001, depreciation expense has been reduced by $130,000 in each year for the amortization of the proceeds received under an economic development grant received from the Department of Housing and Urban Development.


7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2003 and 2002 are summarized as follows:

                                                               2003             2002
                                                           -------------- ------------------
                                                                    (IN THOUSANDS)
             Accrued expenses                                    $40,787            $16,988
             Customer deposits                                    14,651              6,302
             Deferred consideration for acquisitions               2,780              1,826
                                                           -------------   ----------------
                                                                 $58,218            $25,116
                                                           =============   ================

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8.    DEBT

                                                                                               2003            2002
                                                                                     ---------------   -------------
                                                                                                (IN THOUSANDS)
Credit facility (a)                                                                          $    -            $  -
Senior Subordinated Notes (b)                                                               147,600               -
Senior Subordinated Convertible Notes (c)                                                    31,135               -
Ontario Industrial Development Authority Variable Rate Demand Industrial
  Development Revenue Bonds, Series 1989 payable in annual installments of $200 to $300, through August 1, 2014, with interest paid monthly
  at varying rates                                                                            2,600           2,800
Note payable in scheduled installments through 2013, with an interest rate of 5%.             1,508           1,582
Economic Development Revenue Bonds, payable in scheduled installments through
  September 2016, with a variable interest rate approximating 85% of the bond equivalent yield of the 13 week U.S. Treasury bills (not to exceed 12%) which
  approximated 1.5% at December 31, 2002.                                                         -           1,075
Note to former officer payable in monthly principal and interest installments of
  $7 through December 31, 2009 with an imputed interest rate of 9.25%                           359             399
Minimum guaranteed royalty to former officer payable in monthly principal and interest installments of $4 through August 2005, with an imputed interest rate
   of 9.2%                                                                                       73             114
Minimum guaranteed royalty to former officer payable in monthly principal and interest installments of $36 through April 2005, with an imputed interest rate
   of 7.35%                                                                                     542             915
Note payable in schedule installments through 2008, with an interest rate of 3%                 739               -
Plus fair value of interest rate swaps (d)                                                    5,851               -
                                                                                     --------------    ------------
                                                                                          $ 190,407          $6,885
Less current portion                                                                        (32,107)         (1,813)
                                                                                     --------------    ------------
                                                                                          $ 158,300          $5,072
                                                                                     ==============    ============



(a) Credit Facility - On August 12, 2003, we terminated our existing credit facility and entered into a new collateralized revolving credit facility with Bank of America, N.A., Wachovia Bank, N.A. and Key Bank, N.A. The new credit facility is a five-year revolving credit facility and, among other things, provides for: 1) total maximum borrowings of $60 million; 2) a $25 million sub-limit for the issuances of standby and commercial letters of credit; 3) a $5 million sub-limit for swing-line loans; and 4) a $5 million sub-limit for multi-currency borrowings. All borrowings under the new credit facility will bear interest at either 1) a rate equal to LIBOR, plus an applicable margin ranging from 1.125% to 1.625%; 2) an alternate base rate which will be the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50%; or 3) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125% to 1.625%, depending on certain conditions. The Credit Facility is guaranteed by certain of our direct and indirect domestic subsidiaries and is collateralized by, among other things,
(i) a pledge of all of the issued and outstanding shares of stock or other equity interests of certain of our domestic subsidiaries, (ii) a pledge of 65% of the issued and outstanding voting shares of stock or other voting equity interests of certain of our direct and indirect foreign subsidiaries, (iii) a pledge of 100% of the issued and outstanding nonvoting shares of stock or other nonvoting equity interests of certain of our direct and indirect foreign subsidiaries, and (iv) a first priority perfected security interest on certain of our domestic assets and certain domestic assets of certain of our direct and indirect subsidiaries that will become guarantors of our obligations under the new credit facility, including, among other things, accounts receivable, inventory, machinery, equipment, certain contract rights, intellectual property rights and general intangibles.

(b) Senior Subordinated Notes - On August 12, 2003, we completed a private placement of $150 million aggregate principal amount of 8.25% senior subordinated notes due 2013 (the "Notes"). The Notes are guaranteed by all of our domestic subsidiaries, except USDS, Inc., on a senior subordinated basis (see

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Note 20). The Notes have been sold to qualified institutional buyers in reliance on Rule 144A of the Securities Act of 1933, as amended, and to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933, as amended. The Notes were rated B1/B+ by Moody's Investors' Service and Standard & Poor's Rating Services, respectively. During 2003, we used a portion of the funds to acquire Simula, Inc. and Hatch Imports, Inc., and we intend to use the remaining proceeds of the offering to fund acquisitions, repay a portion of our outstanding debt and for general corporate and working capital purposes, including the funding of capital expenditures. Interest on the Notes is payable semiannually on the fifteenth of February and August of each year. The Notes were issued at a discount of approximately $2.5 million to investors. The Notes may be redeemed at our option in whole or in part on a pro-rata basis, on and after August 15, 2008, at certain specified redemption prices plus accrued interest payable to the redemption date.

(c) Senior Subordinated Convertible Notes - On December 9, 2003, we purchased Simula. In 1997, Simula completed a public offering of $34.5 million of 8% Senior Subordinated Convertible Notes (the "8% Notes"). On January 5, 2004, the 8% Notes were paid-in-full. The balance of these notes is included in the current portion of long-term debt.

(d) Fair Value of Interest Rate Swaps - On September 2, 2003, we entered into interest rate swap agreements, designated as a fair value hedge as defined under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedge Activities," (SFAS 133) with an aggregate notional amount totaling $150 million. The agreements were entered to exchange the fixed interest rate on the Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth day of February and August. At December 31, 2003, the six-month LIBOR was 1.22%. The agreements are subject to other terms and conditions common to transactions of this type. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. The fair value of the interest rate swap agreements was approximately $5.9 million at December 31, 2003. The agreements are deemed to be a perfectly effective fair value hedge and therefore qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in earnings associated with the interest rate swap agreements on the Notes.

Maturities of long-term debt are as follows:


                    YEAR ENDED             (IN THOUSANDS)
              ------------------------  ----------------------
              2004                                   $ 32,107
              2005                                        701
              2006                                        549
              2007                                        665
              2008                                        642
              Thereafter                              155,743
                                              ---------------
                                                    $ 190,407
                                              ===============


9.   DERIVATIVE FINANCIAL INSTRUMENTS

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

We hedge the fair value of our Notes using interest rate swaps. We enter into these derivative contracts to manage fair value changes that could be caused by our exposure to interest rate changes. On September 2, 2003, we entered into interest rate swap agreements, designated as fair value hedges as defined under SFAS 133, with an aggregate notional amount totaling $150 million. The interest rate

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


swaps mature on August 15, 2013. The agreements were entered into to exchange the fixed interest rate of 8.25% on the Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth of February and August. The six-month LIBOR rate at December 31, 2003, was 1.22%. The agreements are subject to other terms and conditions common to transactions of this type. These fair value hedges qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the Notes. Accordingly, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the Notes due to changes in the market interest rate. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements on the Notes.

The fair values of our interest rate swap agreements are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the agreement, taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.


10. INTEGRATION AND OTHER CHARGES

We incurred integration and other charges of approximately $12.6 million, $5.9 million and $3.3 million for the years ending December 31, 2003, 2002 and 2001, respectively. The charges for the year ended December 31, 2003 includes a $7.3 million non-cash charge for stock-based compensation for a performance plan for certain key executives and a $3.3 million (including a $2.1 million non-cash charge) severance charge related to the departure of our former Chief Executive Officer. The remaining charges relate to the relocation of assets and personnel, severance costs, systems integration, domestic and international tax restructuring as well as integrating the sales and marketing functions for acquired companies.


11.  COMMITMENTS AND CONTINGENCIES

Employment contracts. We are party to several employment contracts as of December 31, 2003 with certain members of management. Such contracts are for varying periods and include restrictions on competition after termination. These agreements provide for salaries, bonuses and other benefits and also specify and delineate the granting of various stock options.


Legal/litigation matters.

In 1997 we terminated several agreements with a Dutch company, Airmunition International, B.V. ("AMI"), and with a British company, Crown Limited ("Crown"). AMI and Crown started an action against us before the Netherlands Arbitration Institute in Rotterdam, Holland claiming breach of contract, unauthorized use of confidential information, inducing an AMI employee to leave to work for us in competition with plaintiffs and further inducing him to breach his confidentiality agreements with plaintiffs. Plaintiffs sought damages of $20.5 million. On April 29, 2003, the Tribunal rendered an interim award in our favor on the first three counts. However, it reserved the opportunity for Plaintiffs to provide proof of damages noting that any damages AMI/Crown may have suffered on this remaining issue would be "limited" based on the facts. On March 4, 2004, the arbitrators found that the plaintiffs had failed to offer any evidence of damages, and therefore, they dismissed all of the claims against us. Further the arbitrators directed AMI/Crown to pay us our costs. Unfortunately, AMI and Crown have filed for bankruptcy protection from creditors so recovery of our costs is doubtful.

On January 16, 1998, our Services Division ceased operations in Angola and subsequently became involved in various disputes with SHRM S.A. ("SHRM"), its minority joint venture partner relating to the Angolan joint venture known as Defense System International Africa ("DSIA"). On March 6, 1998, SIA (a subsidiary of SHRM) filed a complaint against Defense Systems France, SA ("DSF") before the Commercial Court of Nanterre (Tribunal de Commerce de Nanterre) seeking to be paid an amount of $577,286 corresponding to an alleged debt of DSIA to SIA. In October 2002, the Commercial Court of Nanterre stayed the proceedings before it, pending the decisions of the Court of Appeal and the Paris Commercial Court. In February 2003, the Court of Appeal ruled against SHRM and its parent entity, Compass Group, effectively ending all further proceedings on the merits of Compass' claims. Compass has appealed the decision before the French Court of Cassation, which reviews only matters of law.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


In 1999 and prior to our acquisition of O'Gara-Hess & Eisenhardt Armoring Company (which has been converted to a limited liability company and is now known as O'Gara-Hess & Eisenhardt Armoring Company, L.L.C.) ("OHEAC") in 2001, O'Gara-Hess & Eisenhardt Armoring de Brasil Ltda. ("OHE Brazil") was audited by the Brazilian federal tax authorities and assessed over Ten Million Reals (US$3.4 million based on the exchange rate as of December 31, 2003). OHE Brazil has appealed the tax assessment and the case is pending. To the extent that there may be any liability resulting from the 2001 audit, we believe that we are entitled to indemnification from Kroll, Inc. under the terms of our purchase agreement dated April 20, 2001, despite the denial by Kroll, Inc. of any such liability, because the events occurred prior to our purchase of the O'Gara Companies from Kroll, Inc. However, to the extent that the appeal relating to 2001 activity results in an unfavorable ruling, we could be liable for unpaid taxes incurred subsequent to the acquisition from Kroll. At this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

In 1999 and prior to our acquisition of OHEAC in 2001, several of the former employees of Kroll O'Gara Company de Mexico, S.A. de C.V. ("O'Gara Mexico"), a subsidiary of OHEAC, commenced labor claims against O'Gara Mexico seeking damages for unjustified termination. These cases are still pending before the labor board in Mexico City. The terminated employees are seeking back pay and benefits since the date of termination amounting to approximately US $2.9 million, and accruing at approximately US $50,400 per month. To the extent that there may be any liability, we believe that we are entitled to indemnification from Kroll, Inc. under the terms of our purchase agreement dated April 20, 2001, despite the denial by Kroll, Inc. of any such liability, because the events occurred prior to our purchase of the O'Gara Companies from Kroll, Inc. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

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

In December 2001, O'Gara-Hess & Eisenhardt France S.A. ("OHE France") sold its industrial bodywork business operated under the name Labbe/Division de O'Gara Hess & Eisenhardt France/ Carrosserie Industriells to SNC Labbe. Subsequent to the sale, the Labbe Family Trust ("LFT"), owner of the leasehold interest upon which the Carrosserie business is operated, sued OHE France and SNC Labbe claiming that the transfer of the leasehold was not valid because the LFT had not given its consent to the transfer as required under the terms of the lease. Further, LFT seeks to have OHE France, as the sole tenant, maintain and repair the leased building. The approximate cost of renovating the building is estimated to be between US $3.2 and US $6.4 million, based on the exchange rate as of December 31, 2003. The case is currently pending, and while we are contesting the allegations vigorously, we are unable to predict the outcome of this matter. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

On or about March 22, 2002, OHEAC received a civil subpoena from the Department of Defense ("DOD") requesting documents and information concerning various quality control documentation regarding parts delivered by its subcontractors and vendors in support of the High Mobility Multipurpose Wheeled Vehicles ("HMMWVs") armored at its Fairfield, Ohio facility for the period October 1, 1999 through May 1, 2001. OHEAC has complied fully with the subpoena. In early 2003, OHEAC was advised that the Department of Justice ("DOJ") was also investigating separate claims against OHEAC filed by individuals that involve the same time frame and issues covered by the DOD subpoena. OHEAC has learned that the DOJ investigation relates to a certain unidentified action filed under the federal False Claims Act pursuant to which the United States government may intervene and recover damages. OHEAC has fully responded to, and cooperated with, the government's questions and investigation. The DOJ has since notified OHEAC that it has declined to intervene in the case. On September 30, 2003, the action filed under the federal False Claims Act was voluntarily withdrawn without prejudice.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


On October 18, 2002, we were notified by the Internal Revenue Service that our tax return for the tax year ended December 31, 2000 had been selected for examination. Further, on January 30, 2003 we were notified that our tax return for the tax year ended December 31, 2001 had been selected for examination. The examinations are currently pending, and at this time we are unable to predict the outcome of these matters. However, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

In October 2002, we were sued in the United States District Court for the District of Wyoming with respect to one of our subsidiaries' Casper, Wyoming tear gas plant. The plaintiffs in the lawsuit asserted various state law tort claims and federal environmental law claims under the Resource Conservation and Recovery Act and the Clean Air Act stemming from the tear gas plant. In February 2004, we agreed with the plaintiffs to settle the lawsuit for an amount of money that is not material to us and the plaintiffs have agreed to dismiss their lawsuit with prejudice.

In September 2003, Second Chance Body Armor, Inc., a body armor manufacturer and one of our competitors, has notified its customers of a potential safety issue with its Ultima(R) and Ultimax(R) models. Second Chance Body Armor has claimed that Zylon(R) fiber, which is made by Toyobo, a Japanese corporation, and used in the ballistic fabric construction of its Ultima(R) and Ultimax(R) models, degraded more rapidly than originally anticipated. Second Chance Body Armor has also stated that the Zylon(R) degradation problem affects the entire body armor industry, not just its products. Both private claimants and State Attorneys General have already commenced legal action against Second Chance Body Armor based upon its Ultima(R) and Ultimax(R) model vests and we have received investigative demands from state agencies in Texas and Connecticut. Second Chance Body Armor licenses from Simula a certain patented technology which is used in the body armor it manufactures, but to our knowledge, no lawsuit has yet been brought against Second Chance Body Armor based upon this licensed technology, although a letter was received by Simula from an attorney representing a police officer who was injured while wearing a Second Chance Body Armor vest alleging potential liability against Simula. In addition, the U.S. Attorney General has asked the U.S. Department of Justice to investigate the claims regarding the use of Zylon(R) in bulletproof vests, which we use in the manufacturing of certain of our body armor models for law enforcement personnel. As Simula has licensed its technology to Second Chance Body Armor, it may be impacted by the pending claims against Second Chance Body Armor and the investigation being conducted by the U.S. Department of Justice. If Simula is included in the claims pending against Second Chance Body Armor and the investigation being conducted by the U.S. Department of Justice, we cannot assure you that any judgment, settlement or resolution against Simula will not have a material impact on Simula's financial position, operations or liquidity.

The National Institute of Justice (NIJ) is engaged in an ongoing inquiry and investigation of bullet-resistant vests and the protocol for testing used vests, as well as the reliability of Zylon and other fibers. We have consulted with and cooperated fully with the NIJ in this endeavor. To date, the NIJ has embarked only in its first phase of testing, which entails vests that have been heavily worn or exposed to adverse conditions, and which involves the ballistic standard applicable to new vests. Although some of the vests tested, including ours, experienced some level of penetration, the NIJ specifically warned against the misuse and misinterpretation of these results, emphasizing that the data produced so far is preliminary in nature, applies to a very small sample size and therefore is it not possible to draw any statistically-based conclusions from these results. The NIJ will continue to conduct further testing and analyze these issues in order to determine if any conclusions can be reached as to the performance and reliability of aged vests. We have requested the NIJ to provide us with its testing data, and we intend to evaluate and review the NIJ results in our continuing effort to assist the NIJ in developing uniform standards for certification of new vests and the testing of used vests. The NIJ continues to encourage law enforcement officers to wear body armor, in light of the fact that "the lives of more than 2,700 law enforcement officers have been saved by the use of bullet-resistant body armor over the past 30 years."

In addition to the above, in the normal course of business, we are subjected to various types of claims and currently have on-going litigations in the areas of products liability and general liability. Our products are used in a wide variety of law enforcement situations and environments. Some of our products can cause serious personal or property injury or death if not carefully and properly used by adequately trained personnel. We believe that we have adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductible or self-insured retention. Our annual insurance premiums and self insurance retention amounts have risen significantly over the past several years and may continue to do so to the extent we are able to purchase insurance coverage. At this time, we do not believe any such claims or pending litigation will have a material impact on our financial position, operations and liquidity.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


12.   INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

We are a leading manufacturer and provider of specialized security products; training and support services related to these products; vehicle armor systems; military helicopter seating systems, aircraft and land vehicle safety systems; protective equipment for military personnel; and other technologies used to protect humans in a variety of life-threatening or catastrophic situations. Our products and systems are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as governmental agencies, multinational corporations and individuals. We are organized and operated under three business divisions: Armor Holdings Products, also referred to as our Products Division, Armor Mobile Security, also referred to as our Mobile Security Division, and Simula Our Services division has been classified as discontinued operations and is no longer included in this presentation (See
Note 2).

Armor Holdings Products. Our Armor Holdings Products division manufactures and sells a broad range of high quality equipment marketed under brand names that are well known and respected in the military and law enforcement communities. Products manufactured by this division include concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, emergency lighting products, forensic products firearms accessories, weapon maintenance products, foldable ladders, and specialty gloves. USDS, Inc., a small subsidiary providing certain training services formerly reported as a part of the Services division, is not included in the amounts classified as assets held for sale or discontinued operations and has been reclassified to our Armor Holdings Products division where management oversight currently resides.

Armor Mobile Security. Our Armor Mobile Security division manufactures and installs ballistic and blast protection armoring systems for military vehicles, commercial vehicles, military aircraft and missile components. Under the brand name O'Gara-Hess & Eisenhardt ("O'Gara"), we are the sole-source provider to the U.S. military for the supply of armoring and blast protection systems as well as maintenance services for the High Mobility Multi-purpose Wheeled Vehicle (HMMWV, commonly known as the Humvee). Additionally, we have been subcontracted to develop a ballistically armored and sealed truck cab for the High Mobility Artillery Rocket System (HIMARS) currently in low-rate initial production for the U.S. Army. We armor a variety of commercial vehicles including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats. The Armor Mobile Security division was created in connection with our acquisition of O'Gara on August 22, 2001 (the "O'Gara acquisition").

Simula. Simula supplies human safety and survival systems to the U.S. military, and major aerospace and defense prime contractors. Our core markets are military aviation safety, military personnel safety, and land and marine safety. Through Simula, we provide military helicopter seating systems, aircraft and land vehicle armor systems, protective equipment for military personnel and technologies used to protect humans in a variety of life-threatening or catastrophic situations.

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

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Revenues, operating income and total assets for each of our continuing segments are as follows:

                                                       2003                 2002                   2001
                                                 -----------------    ------------------   -----------------
                                                                        (IN THOUSANDS)
             Revenues:
                  Products                               $ 199,093           $ 179,946           $ 149,868
                  Mobile Security                          157,548             125,171              47,232
                  Simula                                     8,531                   -                   -
                                                 -----------------     ---------------      --------------
                   Total revenues                        $ 365,172           $ 305,117           $ 197,100
                                                 =================     ===============      ==============

             Operating income:
                  Products                                $ 35,013           $  30,978            $ 26,845
                  Mobile Security                           22,174              14,375               6,673
                  Simula                                     1,180                   -                   -
                  Corporate                                (22,638)             (6,988)             (6,845)
                                                 -----------------     ---------------      --------------
                    Total operating income                $ 35,729           $  38,365            $ 26,673
                                                 =================     ===============      ==============

              Total assets:


                  Products                               $ 188,139           $ 179,367            $147,313
                  Mobile Security                          127,832             105,446             102,127
                  Simula                                   140,996                   -                   -
                  Corporate                                126,303              23,830              49,950
                                                 -----------------  ------------------  ------------------
                    Total assets                         $ 583,270           $ 308,643            $299,390
                                                 =================  ==================  ==================

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Financial information with respect to revenues, operating income from continuing operations (geographic operating income from continuing operations before amortization expense and integration and other charges) and total assets to principal geographic areas is as follows:



                                             2003                 2002                2001
                                      -------------------  ------------------- -------------------
                                                             (IN THOUSANDS)
     Revenues:
          North America                         $275,529            $ 225,365           $ 144,981
          South America                           15,007               19,879               6,449
          Africa                                   1,420                1,219                 582
          Europe/Asia                             73,216               58,654              45,088
                                       -----------------    -----------------    ----------------
                                                $365,172            $ 305,117           $ 197,100
                                       =================    =================    ================

     Geographic operating income:
          North America                          $38,674              $34,032             $23,290
          South America                              882                1,702                 473
          Africa                                     345                  428                 192
          Europe/Asia                              8,890                8,374               8,156
                                       -----------------    -----------------    ----------------
                                                $ 48,791              $44,536             $32,111
                                       =================    =================    ================

     Total assets:
          North America                         $523,954            $ 264,767            $268,019
          South America                            6,433                5,456               5,811
          Africa                                       -                    -                   -
          Europe/Asia                             52,883               38,420              25,560
                                       -----------------    -----------------    ----------------
                                                $583,270            $ 308,643           $ 299,390
                                       =================    =================    =================


A reconciliation of consolidated geographic operating income from continuing operations to consolidated operating income from continuing operations follows:

                                                                 2003            2002             2001
                                                            --------------- ---------------  ---------------
                                                                            (IN THOUSANDS)
      Consolidated geographic operating income                     $48,791         $44,536          $32,111
      Amortization                                                    (489)           (245)          (2,142)
      Integration and other charges                                (12,573)         (5,926)          (3,296)
                                                             -------------   -------------    -------------
                Operating income                                   $35,729         $38,365          $26,673
                                                             =============   =============    =============

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.      INCOME TAXES

Income tax expense (benefit) from continuing operations for the years ended December 31, 2003, 2002, and 2001 consisted of the following:

                                                            2003             2002             2001
                                                       ---------------- ---------------- ---------------
                                                                        (IN THOUSANDS)
           Current
             Domestic                                         $ 10,387          $13,306         $ 7,017
             Foreign                                               403            2,389           1,563
                                                        --------------    -------------  --------------
                Total current                                   10,790           15,695           8,580
                                                        --------------    -------------  --------------
           Deferred
             Domestic                                            2,006              (25)           (319)
             Foreign                                             1,407              384             (54)
                                                        --------------    -------------  --------------
                Total deferred                                   3,413              359            (373)
                                                        --------------    -------------  --------------
                 Total provision for income taxes             $ 14,203          $16,054          $8,207
                                                        ==============  ===============  ==============

Significant components of our net deferred tax asset related to continuing operations as of December 31, 2003 and 2002 are as follows:

                                                                             2003              2002
                                                                       ---------------- ----------------
                                                                                 (IN THOUSANDS)
           Deferred tax assets:
                Reserves not currently deductible                              $ 3,527            $2,697
                Capital loss                                                    11,320                 -
                Operating loss carryforwards                                     2,811             1,769
                Patents                                                             22                 -
                Accrued expenses                                                   954               220
                Foreign tax credits                                                912             2,939
                Research and development and other credits                         150               206
                Tax on unremitted foreign earnings                                   -             1,255
                                                                      ----------------   ---------------
                                                                                19,696             9,086
           Deferred tax asset valuation allowance                              (11,395)              (75)
                                                                      ----------------   ---------------
           Deferred tax asset, net of valuation allowance                        8,301             9,011
           Deferred tax liability:
                Goodwill not amortized for financial
                  statement purposes under SFAS 142                             (2,418)             (954)
                Property and equipment                                          (2,970)             (475)
                                                                      ----------------   ---------------
           Net deferred tax asset                                              $ 2,913            $7,582
                                                                      ================   ===============

Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with temporary differences and operating and capital loss carryforwards will be utilized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that the realization will not occur.

Our valuation allowance at December 31, 2003, consisted of $11,320,000 for a capital loss carryforward and $75,000 in net operating loss carryforwards.

As of December 31, 2003, we have federal, state, and foreign NOLs providing a tax effected benefit of $2,811,000. The NOLs expire in varying amounts in fiscal years 2006 to 2022. At December 31, 2003, we also have tax credits of $150,000 subject to certain limitations due to the acquisition of Safariland, Ltd. We also have approximately $912,000 of foreign tax credits expiring in 2006.

We are subject to periodic review by federal, foreign, state, and local tax jurisdictions in the ordinary course of business. During 2002, we were notified by the Internal Revenue Service (IRS) that certain prior year income tax returns would be examined. As of December 31, 2003, the IRS exam has not been concluded nor do we believe that it will have any material impact on the financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


US taxes have not been provided for on unremitted foreign earnings of approximately $9.0 million from continuing operations. These earnings are considered to be permanently reinvested in non-US operations.

Net deferred tax assets described above have been included in the accompanying consolidated balance sheets as follows:

                                            2003            2002
                                        -------------    -----------
                                                (IN THOUSANDS)
         Other current assets                 $ 4,151        $ 2,697
         Other assets                               -          4,885
         Other long-term liabilities           (1,238)             -
                                        -------------    -----------
         Total deferred tax assets            $ 2,913        $ 7,582
                                        =============    ===========



The following reconciles the income tax expense computed at the Federal statutory income tax rate to the provision for income taxes recorded in the income statement for the years ended December 31, 2003, 2002 and 2001:

                                                                           2003         2002        2001
                                                                       ------------ ----------- ------------
      Provision for income taxes at statutory federal rate                   35.0%      35.0%       35.0%
      State and local income taxes, net of Federal benefit                   (0.5%)      3.8%        3.2%
      Compensation subject to IRC Section 162(m)                              8.6%         -           -
      Foreign income taxes                                                    2.1%       0.7%       (0.1%)
      Valuation allowances from discontinued operations                         -        3.8%          -
      Other permanent items                                                   0.3%       (.4%)      (2.2%)
                                                                       -----------  ----------   ----------
                                                                             45.5%      42.9%       35.9%
                                                                       ===========  ==========   ==========


14.      STOCKHOLDERS' EQUITY

Preferred stock. On July 16, 1996, our stockholders authorized a series of preferred stock with such rights, privileges and preferences as the Board of Directors shall from time to time determine. We have not issued any of this preferred stock.

Stock options and grants. In 1994, we implemented an incentive stock plan and an outside directors' stock plan. These plans collectively provide for the granting of options to certain key employees as well as providing for the grant of common stock to outside directors and to all full time employees. Pursuant to such plans, 1,050,000 shares of common stock were reserved and made available for distribution. The option prices of stock that may be purchased under the incentive stock plan are not less than the fair market value of common stock on the dates of the grants. Effective January 19, 1996, all stock grants awarded under the 1994 incentive stock plan were accelerated and considered fully vested.

In 1996, we implemented an incentive stock plan and an outside directors' stock plan. These plans collectively provide for the granting of options to certain key employees and directors. Pursuant to such plans, as amended, 2,200,000 shares of common stock were reserved and made available for distribution. The option prices of stock that may be purchased under the incentive stock plan are not less than the fair market value of common stock on the dates of the grants.

During 1998, we implemented a new non-qualified stock option plan. Pursuant to the new plan, 725,000 shares of common stock were reserved and made available for distribution. On January 1, 1999, we distributed all 725,000 shares allocated under the plan. In 1999, we implemented the 1999 Stock Incentive Plan (the "1999 Plan"). We reserved 2,000,000 shares of our common stock for the 1999 Plan. The 1999 Plan provides for the granting of options to employees, officers, directors, consultants, independent contractors and advisors of the Company. The option prices of stock which may be purchased under the 1999 Plan are not less than the fair market value of common stock on the dates of the grants.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


During 2002, we implemented two new stock option plans. The 2002 Stock Incentive Plan authorizes the issuance of up to 2,700,000 shares of our common stock upon the exercise of stock options or in connection with the issuance of restricted stock and stock bonuses. The 2002 Stock Incentive Plan authorizes the granting of stock options, restricted stock and stock bonuses to employees, officers, directors and consultants, independent contractors and advisors of Armor Holdings and its subsidiaries. The 2002 Executive Stock Plan provides for the grant of a total of 470,000 stock options and stock awards to our key employees. The terms and provisions of the 2002 Executive Stock Plan are substantially the same as the 2002 Stock Incentive Plan, except that we may only grant non-qualified stock options under the 2002 Executive Stock Plan. The 2002 Executive Stock Plan was adopted on March 13, 2002 and all shares available for grant under the 2002 Executive Stock Plan were granted to our executive officers on March 13, 2002.

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2003, 2002 and 2001:

                                                           2003           2002           2001
                                                      --------------- ------------- ----------------
             Expected life of option                        4 yrs         4 yrs            4 yrs
             Dividend yield                                    0%            0%               0%
             Volatility                                     49.8%         52.2%            44.7%
             Risk free interest rate                        2.51%         3.94%            4.52%


The increase in volatility in from fiscal 2001 to fiscal 2003 is primarily due to the increase demand for the stock, which drove up the price and increased the volatility.

The weighted average fair value of options granted during 2003, 2002 and 2001 are as follows:

                                                                     2003           2002            2001
                                                                --------------- -------------  ---------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
              Fair value of each option granted                       $ 6.21        $10.08           $ 6.17
              Total number of options granted                            898         1,895              892
              Total fair value of all options granted                 $5,576       $19,098          $ 5,501


Outstanding options, generally consisting of ten-year incentive and non-qualified stock options, generally vest and become exercisable over a three-year period from the date of grant. The outstanding options generally expire ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable ten-year period.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


A summary of the status of stock option grants as of December 31, 2003 and changes during the years ending on those dates is presented below:

                                                                                               WEIGHTED AVERAGE
                                                                             OPTIONS            EXERCISE PRICE
                                                                         -----------------   --------------------
                     Outstanding at December 31, 2000                           3,294,839             $ 9.91
                     Granted                                                      892,159             $15.24
                     Exercised                                                 (1,173,227)            $ 9.37
                     Forfeited                                                    (29,737)            $15.51
                                                                         ----------------

                     Outstanding at December 31, 2001                           2,984,034             $11.60
                     Granted                                                    1,894,660             $22.96
                     Exercised                                                   (507,868)            $ 8.41
                     Forfeited                                                    (86,168)            $16.75
                                                                         ----------------

                     Outstanding at December 31, 2002                           4,284,658             $ 7.81
                     Granted                                                      898,347             $16.62
                     Exercised                                                   (724,934)            $11.83
                     Forfeited                                                   (567,150)            $21.52
                                                                         ----------------

                     Outstanding at December 31, 2003                           3,890,921             $17.00
                                                                         ================

                     Options exercisable at December 31, 2003                   2,036,417             $15.21
                                                                         ================



The following table summarizes information about stock options outstanding at December 31, 2003:


                                                 12/31/2003                            REMAINING
                                                   OPTIONS            OPTIONS           LIFE IN
                  EXERCISE PRICE RANGE           OUTSTANDING        EXERCISABLE          YEARS
                                                -------------      --------------      ----------
                    0.97 -  3.75                    75,166             75,166             2.0
                    7.50 -  9.94                   230,084            230,084             3.8
                   10.00 - 10.63                    17,836             17,836             5.5
                   11.00 - 11.63                   340,008            340,008             5.0
                   13.19 - 14.00                   335,500            228,665             6.8
                   14.17 - 14.70                   811,161            370,538             8.6
                   15.05 - 15.90                   362,590            203,240             8.1
                   16.31 - 16.50                    26,002              6,000             7.0
                   17.00 - 17.54                   368,072             46,392             9.3
                   21.75 - 21.75                   125,000             41,666             8.1
                   23.09 - 23.93                   649,502            315,156             8.4
                   24.07 - 25.80                   550,000            161,666             8.5
                                                 ---------         ----------
                    Total                        3,890,921          2,036,417
                                                 =========         ==========

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Remaining non-exercisable options as of December 31, 2003 become exercisable as follows:

           2004                           932,642
           2005                           441,522
           2006                           480,340

Earnings per share. The following details the earnings per share computations on a basic and diluted basis for the years ended December 31, 2003, 2002 and 2001:

                                                                       2003            2002           2001
                                                                  ----------------------------------------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per share:
  Net income (loss) available to common shareholders                     $ 10,886     $  (17,689)       $10,128
                                                                  ---------------  -------------  -------------
Denominator:
    Basic earnings per share weighted-average shares outstanding
                                                                           28,175         30,341         23,932
  Effect of dilutive securities:
    Effect of shares issuable under stock option and stock
    grant plans, based on the treasury stock method                           779            616            836
                                                                  ---------------  -------------  -------------
Diluted earnings per share
  Adjusted weighted-average shares outstanding                             28,954         30,957         24,768
                                                                  ---------------  -------------  -------------
Basic earnings (loss) per share                                           $  0.39       $  (0.58)        $ 0.42
                                                                  ===============  =============  =============
Diluted earnings (loss) per share                                         $  0.38       $  (0.57)        $ 0.41
                                                                  ===============  =============  =============


15. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                       2003            2002            2001
                                                                  --------------- ---------------- -------------
Cash paid during the year for:                                                     (IN THOUSANDS)
   Interest                                                              $ 1,245            $ 527       $ 3,878
                                                                  =============== ================ =============
   Income taxes                                                          $ 7,886           $5,753       $ 4,656
                                                                  =============== ================ =============

                                                                       2003            2002            2001
                                                                  --------------- ---------------- -------------
                                                                                   (IN THOUSANDS)
Acquisitions of businesses, net of cash acquired:
   Fair value of assets acquired                                         $72,132         $ 16,134       $57,932
   Goodwill                                                               76,802            8,478        37,578
   Liabilities assumed                                                   (58,422)         (15,794)      (36,541)
   Stock issued                                                                -                -       (19,604)
                                                                  --------------  ---------------  ------------
   Total cash paid                                                       $90,512          $ 8,818       $39,365
                                                                  ==============  ===============  ============

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


16. QUARTERLY RESULTS (UNAUDITED)

The following table presents summarized unaudited quarterly results of operations for the Company for fiscal 2003 and 2002. We believe all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

                                                                         FISCAL 2003
                                             --------------------------------------------------------------------
                                                    FIRST             SECOND           THIRD          FOURTH
                                                   QUARTER            QUARTER         QUARTER         QUARTER
                                             -------------------- ---------------- -------------- ---------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue from continuing operations                  $80,474           $81,659         $90,882        $112,157
Gross profit from continuing operations             $23,312           $24,378         $28,929        $ 34,967
Net income (loss)                                   $ 5,087           $ 4,613         $ 6,115        $ (4,929)
Basic earnings per share                            $  0.17           $  0.17         $  0.22        $  (0.17)
Diluted earnings per share                          $  0.17           $  0.17         $  0.22        $  (0.17)


                                                                         FISCAL 2002
                                             --------------------------------------------------------------------
                                                   FIRST               SECOND           THIRD          FOURTH
                                                  QUARTER              QUARTER         QUARTER         QUARTER
                                             -------------------- ---------------- -------------- ---------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue from continuing operations                $69,604             $ 71,605        $ 80,557        $  83,351
Gross profit from continuing operations           $21,974             $ 22,701        $ 24,610        $  25,087
Net income (loss)                                 $ 5,960             $  4,075        $(14,707)       $ (13,017)
Basic earnings (loss) per share                   $  0.19             $   0.13        $  (0.50)       $   (0.44)
Diluted earnings (loss) per share                 $  0.19             $   0.13        $  (0.49)       $   (0.44)


17.  EMPLOYEE BENEFITS PLAN

In October 1997, we formed a 401(k) plan, (the "Plan") which provides for voluntary contributions by employees and allows for a discretionary contribution by us in the form of cash. We made contributions of approximately $332,000, $395,500 and $272,700 to the Plan in 2003, 2002 and 2001 respectively.

We acquired Simula's noncontributory defined benefit pension plan (the "Pension Plan") for employees on December 9, 2003. The Pension Plan was originally adopted as of November 1, 1980. Contributions were made to the Pension Plan based upon actuarially determined amounts. Effective July 1, 1999, Simula froze the Plan for new participants. Effective December 8, 2003, prior to our acquisition of the Pension Plan, Simula froze the Pension Plan for future service for all participants. We have elected to payout the Supplemental Retirement Plan of Simula, which represents $1,067,000 of the net amount recognized. This amount was paid out on February 25, 2004.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The Pension Plan's funded status and amounts recognized in our balance sheet at December 31 are as follows:

                                                                                        2003
                                                                                  ----------------
                                                                                   (IN THOUSANDS)
Actuarial present value of benefit obligation:
Accumulated benefit obligation                                                        $    8,810
Effect of projected future compensation increases                                              -
                                                                                      -----------
Projected benefit obligation                                                               8,810
Pension Plan assets at fair value                                                         (6,169)
Contributions after measurement date                                                        (183)
                                                                                      -----------
Unfunded status                                                                            2,458
Unrecognized prior service cost                                                                -
Unrecognized loss                                                                              -
Unrecognized transition liability                                                              -
                                                                                      -----------
Accrued benefit cost                                                                        2,458
Additional minimum liability                                                                   -
                                                                                      -----------
Accrued benefit liability                                                                  2,458
Intangible asset                                                                               -
Accumulated other comprehensive income adjustments                                             -
                                                                                      -----------
    Net amount recognized                                                             $    2,458
                                                                                      ===========

Reconciliation of the Pension Plan's projected benefit obligation is as follows:
                                                                                         2003
                                                                                      -----------
Projected benefit obligation at beginning of year                                     $    8,774
    Service Cost                                                                               -
    Interest Cost                                                                             56
    Actuarial gain                                                                             -
    Benefits paid                                                                            (20)
                                                                                      -----------
Projected benefit obligation at end of year                                           $    8,810
                                                                                      ===========

Reconciliation of the fair value of plan assets is as follows:

                                                                                          2003
                                                                                      -----------
Fair value of plan assets at beginning of year                                        $    6,006
    Employer contributions                                                                   183
    Actual loss                                                                                -
    Benefits paid                                                                            (20)
                                                                                      -----------
Fair value of plan assets at end of year                                              $    6,169
                                                                                      ===========

Net periodic pension cost includes the following:

                                                                                          2003
                                                                                      -----------
Service Cost                                                                          $        -
Interest Cost                                                                                 56
Expected loss on assets                                                                        -
Transition asset recognition                                                                   -
Prior service cost                                                                             -
Net loss recognition                                                                           -
                                                                                      -----------
Net periodic pension cost                                                             $       56
                                                                                      ===========

Assumptions at December 31 used in the accounting for the Pension Plan were as follows:

                                                                                          2003
                                                                                      -----------
Discount or settlement rate                                                               6.00%
Rate of increase in compensation levels                                                   3.25%
Expected long-term rate of return on Plan assets                                          8.00%

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The Pension Plan's assets consist of money market accounts and investments in common stocks, bonds and mutual funds.


18.  RELATED PARTY TRANSACTIONS

Effective as of January 1, 2002, Kanders & Company, Inc. ("Kanders & Co."), a corporation controlled by Warren B. Kanders, the Chairman of our Board of Directors and our Chief Executive Officer, entered into an agreement with us to provide certain investment banking, financial advisory and related services for a five year term that expires on December 31, 2006. Kanders & Co. will receive a mutually agreed upon fee on a transaction-by-transaction basis during the term of this agreement. The aggregate fees under this agreement will not exceed $1,575,000 during any calendar year. We also agreed to reimburse Kanders & Co. for reasonable out-of-pocket expenses including Kanders & Co.'s expenses for office space, an executive assistant, furniture and equipment, travel and entertainment, reasonable fees and disbursements of counsel, and consultants retained by Kanders & Co. In April 2003, in connection with Mr. Kanders being appointed Chief Executive Officer of Armor Holdings, Armor Holdings and Kanders & Co. agreed to terminate the agreement pursuant to which Kanders & Co. provided certain services to Armor Holdings. We paid Kanders & Co. $143,000 for investment banking services during fiscal 2003 (through and including April 2003 only). We also reimbursed Kanders & Co. for out-of-pocket expenses in the aggregate amount of $61,000 during the fiscal year ended December 31, 2003 (through and including April 2003 only).

Effective as of January 1, 2003, we entered into a Transportation Services Agreement with Kanders Aviation, LLC, an entity controlled by Mr. Kanders, our Chairman of the Board and Chief Executive Officer. Pursuant to the terms of the Transportation Services Agreement and upon our request, Kanders Aviation may, in its sole discretion, provide us with airport to airport air transportation services via certain aircraft. The Transportation Services Agreement will remain in effect indefinitely until terminated by written notice by either party thereto to the other party thereto. During the term of the Transportation Services Agreement, we will reimburse Kanders Aviation in an amount equal to the fair market value of the air transportation services provided by Kanders Aviation to us and any additional expenses incurred by Kanders Aviation in connection with such air transportation services.

Nicholas Sokolow, one of our directors, is a member of the law firm Sokolow, Dunaud, Mercadier & Carreras located in Paris, France. We have retained Sokolow, Dunaud, Mercadier & Carreras during the fiscal year ended December 31, 2003 and may retain Sokolow, Dunaud, Mercadier & Carreras during the fiscal year ending December 31, 2004. During the fiscal year ended December 31, 2003, we paid Sokolow, Dunaud, Mercadier & Carreras $124,000 for legal services in connection with various acquisitions.


19. OPERATING LEASES

We are party to certain real estate, equipment and vehicle leases. Several leases include options for renewal and escalation clauses. In most cases, management expects that in the normal course of business leases will be renewed or replaced by other leases. Approximate total future minimum annual lease payments under all non-cancelable leases of continuing operations are as follows:

             YEAR                              (IN THOUSANDS)
             -----------                    ------------------
             2004                                      $3,417
             2005                                       2,249
             2006                                       1,659
             2007                                       1,593
             2008                                       1,480
             Thereafter                                 9,321
                                            ------------------
                                                      $19,719
                                            ==================

We incurred rent expense of approximately $1,467,000, $1,200,000 and $765,000 during the years ended December 31, 2003, December 31, 2002 and December 31, 2001, respectively.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


20.  GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

On August 12, 2003 we sold $150 million of Senior Subordinated Notes in private placements pursuant to Rule 144A and Regulation S. The Senior Subordinated Notes are uncollateralized obligations and rank junior in right of payment to our existing and future senior debt. The Senior Subordinated Notes are guaranteed, jointly and severally on a senior subordinated and uncollateralized basis, by all of our domestic subsidiaries except USDS, Inc.

The following consolidating financial information presents the consolidating balance sheets as of December 31, 2003 and 2002 and the related statements of income and cash flows for each of the three years in the period ended December 31, 2003 for:

     o    Armor Holdings, Inc., the parent,

     o    the guarantor subsidiaries,

     o    the nonguarantor subsidiaries, and

     o    Armor Holdings, Inc. on a consolidated basis

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

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS

                                                                             DECEMBER 31, 2003
                                              --------------------------------------------------------------------------------
                                                             GUARANTOR        NONGUARANTOR                       CONSOLIDATED
                                              PARENT         SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS        TOTAL
                                              ----------     ------------    ---------------    -------------    -------------
                                                                             (IN THOUSANDS)
ASSETS
Current Assets:
   Cash and cash equivalents                   $90,764         $ 11,084              $10,002          $   -        $ 111,850
    Restricted cash                              2,600                -                    -                           2,600
   Accounts receivable, net                      1,201           59,470               11,964              -           72,635
   Costs and earned gross profit in excess
     of billings                                     -                -                    -              -                -
   Intercompany receivables                     60,974            2,600               38,352       (101,926)               -
   Inventories                                      --           61,494               19,033              -           80,527
   Prepaid expenses and other current assets    20,241            1,844                2,600         (2,653)          22,032
   Current assets of discontinued operations         -              753                    -                             753
                                              --------       ----------       --------------    -----------      ------------
       Total Current Assets                    175,780          137,245               81,951       (104,579)         290,397

Property and equipment, net                      2,122           34,853               20,601              -           57,576
Goodwill, net                                        -          173,640                2,067              -          175,707
Patents, licenses and trademarks, net                -           43,991                  183              -           44,174
Long-term assets of discontinued operations          -            1,603                    -              -            1,603
Other assets                                    14,092            1,924                  153              -           16,169
Investment in subsidiaries                     320,034           10,038                    -       (330,072)               -
                                              --------       ----------       --------------    -----------      ------------
Total Assets                                  $512,028        $ 403,294             $104,955    $  (434,651)       $ 585,626
                                              ========       ==========       ==============    ===========      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt              $  -         $ 31,960              $   147          $   -        $  32,107
   Short-term debt                                   -                -                  498              -              498
   Accounts payable                              1,584           20,941                7,779              -           30,304
   Accrued expenses and other current
     liabilities                                12,403           27,113               18,702              -           58,218
   Income taxes payable                              -                -                    -              -                -
   Intercompany payables                        44,251           47,073                9,933       (101,257)               -
   Current liabilities of discontinued
     operations                                      -          (35,714)              37,009           (669)             626
                                             ---------      -----------       --------------    -----------      ------------
      Total Current Liabilities                 58,238           91,373               74,068       (101,926)         121,753

Long-term debt, less current portion           153,452            4,257                  591              -          158,300
Other long-term liabilities                      4,973            4,008                1,227              -           10,208
Long-term liabilities of discontinued
  operations                                         -            2,653                    -         (2,653)               -
                                             ---------       ----------       --------------    -----------      ------------
Total Liabilities                              216,663          102,291               75,886       (104,579)         290,261

Stockholders' Equity:
   Preferred stock                                   -            1,450                    -         (1,450)               -
   Common stock                                    344            4,143                7,854        (11,997)             344
   Additional paid in capital                  318,460          191,781               46,095       (237,876)         318,460
   Retained earnings (accumulated deficit)      44,942          103,629              (24,880)       (78,749)          44,942
   Accumulated other comprehensive income        3,936                -                    -              -            3,936
   Treasury stock                              (72,317)               -                    -              -          (72,317)
                                             ---------       ----------       --------------    -----------      ------------
 Total Stockholders' Equity                    295,365          301,003               29,069       (330,072)         295,365
                                              --------       ----------       --------------    -----------      ------------
 Total Liabilities and Stockholders' Equity   $512,028        $ 403,294             $104,955    $  (434,651)       $ 585,626
                                              ========       ==========       ==============    ===========      ============

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS

                                                                             DECEMBER 31, 2002
                                              --------------------------------------------------------------------------------
                                                             GUARANTOR        NONGUARANTOR                       CONSOLIDATED
                                              PARENT         SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS        TOTAL
                                              ----------     ------------    ---------------    -------------    -------------
                                                                             (IN THOUSANDS)
ASSETS
Current Assets:
   Cash and cash equivalents                  $  7,152        $   3,556         $      2,205       $      -        $  12,913
    Restricted cash                                  -                -                    -              -                -
   Accounts receivable, net                          -           44,864               13,649              -           58,513
   Costs and earned gross profit in excess
     of billings                                     -              234                    -              -              234
   Intercompany receivables                    123,744           33,165                3,800       (160,709)               -
   Inventories                                       -           46,591               15,739              -           62,330
   Prepaid expenses and other current assets    12,490           21,999                2,368        (24,645)          12,212
   Current assets of discontinued operations         -           10,351               18,474              -           28,825
                                            ----------     ------------        -------------   ------------    -------------
      Total Current Assets                     143,386          160,760               56,235       (185,354)         175,027

Property and equipment, net                      2,456           27,250               17,430              -           47,136
Goodwill, net                                        -           96,903                1,833              -           98,736
Patents, licenses and trademarks, net                -            7,326                  195              -            7,521
Other assets                                       916            6,872                1,260              -            9,048
Long-term assets of discontinued operations          -            6,910               23,375              -           30,285
Investment in subsidiaries                     161,805           10,078                    -       (171,883)               -
                                            ----------     ------------        -------------    -----------    -------------
Total Assets                                  $308,563       $  316,099         $    100,328    $  (357,237)       $ 367,753
                                            ==========     ============        =============    ===========    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt            $    -        $   1,813           $        -       $      -        $   1,813
   Short-term debt                                   -                -                  599              -              599
   Accounts payable                                828           15,751                7,191              -           23,770
   Accrued expenses and other current
     liabilities                                 1,790           11,324               12,002              -           25,116
   Income taxes payable                          4,831             (148)               1,230              -            5,913
   Intercompany payables                        13,037          115,658               10,434       (139,129)               -
   Current liabilities of discontinued
     operations                                      -           14,267               24,538        (21,580)          17,225
                                            ----------       ----------        -------------    -----------    -------------
      Total Current Liabilities                 20,486          158,665               55,994       (160,709)          74,436

Long-term debt, less current portion                 -            5,072                    -              -            5,072
Other long-term liabilities                          -                -                    -              -                -
Long-term liabilities of discontinued
  operations                                         -           13,022               11,791        (24,645)             168
                                            ----------       ----------        -------------    -----------    -------------
Total Liabilities                               20,486          176,759               67,785       (185,354)          79,676

Stockholders' Equity:
   Preferred stock                                   -            1,450                    -         (1,450)               -
   Common stock                                    336            5,681               26,318        (31,999)             336
   Additional paid in capital                  307,487           73,836               10,016        (83,852)         307,487
   Retained earnings (accumulated deficit)      34,056           58,373               (3,791)       (54,582)          34,056
   Accumulated other comprehensive loss         (4,169)               -                    -              -           (4,169)
   Treasury stock                              (49,633)               -                    -              -          (49,633)
                                            ----------       ----------        -------------    -----------    -------------
 Total Stockholders' Equity                    288,077          139,340               32,543       (171,883)         288,077
                                            ----------       ----------        -------------    -----------    -------------
Total Liabilities and Stockholders' Equity    $308,563       $  316,099         $    100,328    $  (357,237)       $ 367,753
                                            ==========     ============        =============    ===========    =============

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31, 2003
                                             -----------------------------------------------------------------------------
                                                           GUARANTOR      NONGUARANTOR                       CONSOLIDATED
                                               PARENT      SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS        TOTAL
                                             ----------    ------------   --------------    -------------    -------------
                                                                            (IN THOUSANDS)
REVENUES:
   Products                                      $  -      $ 163,117         $  35,976            $   -         $199,093
   Mobile Security                                  -         93,038            62,853            1,657          157,548
   Simula                                           -          8,531                 -                -            8,531
                                             --------      ---------      ------------      -----------      -----------
   Total revenues                                   -        264,686            98,829            1,657          365,172
                                             --------      ---------      ------------      -----------      -----------

COSTS AND EXPENSES:
   Cost of sales                                    -        172,089            79,840            1,657          253,586
   Operating expenses                          11,602         40,598            10,595                -           62,795
   Amortization                                     -            478                11                -              489
   Integration and other charges               10,886          1,687                 -                -           12,573
   Related party management fees (income),
     net                                       12,823              -             7,598          (20,421)               -
                                             --------      ---------      ------------      -----------      -----------

OPERATING (LOSS) INCOME                       (35,311)        49,834               785           20,421           35,729
   Interest expense, net                        3,313            497               202                -            4,012
   Other expense, net                               -            117               391                -              508
   Equity in losses (earnings) of
     subsidiaries                             (42,600)        38,790                 -            3,810                -
   Related party interest expense
     (income), net                                 16           (255)                -              239                -
                                             --------      ---------      ------------      -----------      -----------

(LOSS) INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAXES               3,960         10,685               192           16,372           31,209

(BENEFIT) PROVISION FOR INCOME TAXES           (6,926)        18,399             2,730                -           14,203
                                             --------      ---------      ------------      -----------      -----------
(LOSS) INCOME FROM CONTINUING OPERATIONS       10,886         (7,714)           (2,538)          16,372           17,006

DISCONTINUED OPERATIONS:
   NET INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS, NET OF INCOME TAX BENEFIT            -         34,882           (20,820)         (20,182)          (6,120)
                                             --------      ---------      ------------      -----------      -----------
NET INCOME (LOSS)                            $ 10,886       $ 27,168        $  (23,358)       $  (3,810)         $10,886
                                             ========      =========      ============      ===========      ===========

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS


                                                                     YEAR ENDED DECEMBER 31, 2002
                                             -----------------------------------------------------------------------------
                                                           GUARANTOR      NONGUARANTOR                       CONSOLIDATED
                                               PARENT      SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS        TOTAL
                                             ----------    ------------   --------------    -------------    -------------
                                                                            (IN THOUSANDS)
REVENUES:
   Products                                    $    -      $ 154,466       $    25,480            $   -      $   179,946
   Mobile Security                                  -         75,276            49,895                -          125,171
   Simula                                           -              -                 -                -                -
                                              --------      --------       -----------        ---------       ----------
   Total revenues                                   -        229,742            75,375                -          305,117
                                              --------      --------       -----------        ---------       ----------

COSTS AND EXPENSES:
   Cost of sales                                    -        148,208            62,537                -          210,745
   Operating expenses                           6,034         36,161             7,641                -           49,836
   Amortization                                     -            243                 2                -              245
   Integration and other charges                  800          5,126                 -                -            5,926
   Related party management fees (income),
     net                                        2,487           (171)             (616)          (1,700)               -
                                             --------      ---------       -----------        ---------       ----------

OPERATING (LOSS) INCOME                        (9,321)        40,175             5,811            1,700           38,365
   Interest expense, net                          450            275               198                -              923
   Other (income) expense, net                     (2)           (22)               75                -               51
   Equity in losses (earnings) of
     subsidiaries                               8,237         (1,220)                -           (7,017)               -
   Related party interest income, net               -           (239)                -              239                -
                                             --------      ---------       -----------        ---------       ----------

(LOSS) INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAXES             (18,006)        41,381             5,538            8,478           37,391

(BENEFIT) PROVISION FOR INCOME TAXES             (317)        14,313             2,058                -           16,054
                                             --------      ---------       -----------        ---------       ----------
(LOSS) INCOME FROM CONTINUING OPERATIONS      (17,689)        27,068             3,480            8,478           21,337

DISCONTINUED OPERATIONS:
   NET LOSS FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAX BENEFIT                        -        (16,894)          (20,671)          (1,461)         (39,026)
                                             --------      ---------       -----------        ---------       ----------
NET (LOSS) INCOME                           $ (17,689)      $ 10,174       $   (17,191)        $  7,017       $  (17,689)
                                            =========      =========       ===========        =========       ==========

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31, 2001
                                             -----------------------------------------------------------------------------
                                                           GUARANTOR      NONGUARANTOR                       CONSOLIDATED
                                               PARENT      SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS        TOTAL
                                              ----------   ------------    --------------    -------------    -------------
                                                                            (IN THOUSANDS)
REVENUES:
   Products                                    $    -      $ 134,006        $   15,862           $    -       $  149,868
   Mobile Security                                  -         25,221            22,011                -           47,232
   Simula                                           -              -                 -                -                -
                                             --------      ---------        ----------        ---------       ----------
   Total revenues                                   -        159,227            37,873                -          197,100
                                             --------      ---------        ----------        ---------       ----------

COSTS AND EXPENSES:
   Cost of sales                                    -         95,831            30,499                -          126,330
   Operating expenses                           5,451         30,418             2,790                -           38,659
   Amortization                                     -          2,059                83                -            2,142
   Integration and other charges                1,205          2,079                12                -            3,296
   Related party management income, net           (47)             -            (1,112)           1,159                -
                                             --------      ---------        ----------        ---------       ----------

OPERATING (LOSS) INCOME                        (6,609)        28,840             5,601           (1,159)          26,673
   Interest expense, net                        3,452            360                52                -            3,864
   Other income, net                                -            (28)              (54)               -              (82)
   Equity in earnings of subsidiaries         (14,269)        (1,513)                -           15,782                -
   Related party interest income, net               -         (1,310)                -            1,310                -
                                             --------      ---------        ----------        ---------       ----------

INCOME FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES                      4,208         31,331             5,603          (18,251)          22,891

(BENEFIT) PROVISION FOR INCOME TAXES           (5,920)        12,215             1,912                -            8,207
                                             --------      ---------        ----------        ---------       ----------
INCOME FROM CONTINUING OPERATIONS              10,128         19,116             3,691          (18,251)          14,684

DISCONTINUED OPERATIONS:
   NET LOSS FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAX BENEFIT                        -         (1,890)           (5,135)           2,469           (4,556)
                                             --------      ---------        ----------        ---------       ----------
NET INCOME (LOSS)                             $10,128       $ 17,226        $   (1,444)        $(15,782)       $  10,128
                                             ========      =========        ==========        =========       ==========

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31, 2003
                                                    ------------------------------------------------------------------------------
                                                                    GUARANTOR        NONGUARANTOR                    CONSOLIDATED
                                                       PARENT      SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS      TOTAL
                                                    -------------  -------------     --------------   -------------  -------------
                                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations:               $ 10,886     $ (7,714)          $ (2,538)        $ 16,372     $  17,006
Adjustments to reconcile income from continuing
   operations to cash provided by (used in)
   operating activities:
   Depreciation and amortization                           1,326        4,270              2,012                -         7,608
   Deferred income taxes                                  (3,008)       5,389              2,644                -         5,025
   Loss on disposal of fixed assets                            -           68                259                -           327
   Non-cash termination charge                             2,093            -                  -                -         2,093
   Non-cash restricted stock unit award                    7,266            -                  -                -         7,266
Changes in operating assets and liabilities,
 net of acquisitions:
   (Increase) decrease in accounts receivable                  -       (2,680)             1,685                -          (995)
   Decrease (increase) in intercompany
     receivables & payables                               83,092      (78,887)            15,977          (20,182)            -
   Decrease (increase) in inventory                            -          793             (3,294)               -        (2,501)
   Decrease (increase) in prepaid expenses and
     other assets                                         12,267      (13,758)              (890)               -        (2,381)
   Increase (Decrease) in accounts payable,
     accrued expenses and other current
     liabilities                                          10,775       (1,020)             7,288                -        17,043
   (Decrease) increase in income taxes payable           (22,583)      23,826               (882)               -           361
                                                    ------------    ----------        -----------       ---------      --------

Net cash provided by (used in) operating
  activities                                             102,114      (69,713)            22,261           (3,810)       50,852
                                                    ------------    ----------        -----------       ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          (200)      (5,894)            (2,590)               -        (8,684)
Purchase of patents and trademarks                             -         (185)                 -                -          (185)
Increase in restricted cash                               (2,600)           -                  -                -        (2,600)
Additional consideration for purchased businesses              -       (1,026)                 -                -        (1,026)
Investment in subsidiaries                               (85,243)      45,403             36,030            3,810             -
Proceeds from the sale of business                        31,361            -                  -                -        31,361
Purchase of businesses, net of cash acquired             (90,512)           -                  -                -       (90,512)
                                                    ------------    ----------        -----------       ---------     ---------
Net cash (used in) provided by investing
  activities:                                           (147,194)      38,298             33,440            3,810       (71,646)
                                                    ------------    ----------        -----------       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                    8,471            -                  -                -         8,471
Cash paid for financing costs                             (4,599)           -                  -                -        (4,599)
Repurchase of treasury stock                             (22,684)           -                  -                -       (22,684)
Proceeds from the issuance of long-term debt             147,504            -                774                -       148,278
Repayments of long-term debt                                   -       (1,688)                 -                -        (1,688)
Borrowings under lines of credit                          30,406            -              1,424                -        31,830
Repayments under lines of credit                         (30,406)        (114)            (1,578)               -       (32,098)
                                                    ------------    ----------        -----------       ---------    ----------
Net cash provided by (used in) financing
  activities                                             128,692       (1,802)               620                -       127,510
                                                    ------------    ----------        -----------       ---------    ----------

Effect of exchange rate on cash and cash
     Equivalents
                                                               -        3,890             (3,057)               -           833
Net cash provided by (used in) discontinued
  operations                                                   -       36,855            (45,467)               -        (8,612)
                                                    ------------   -----------        -----------       ---------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 83,612        7,528              7,797                -        98,937
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             7,152        3,556              2,205                -        12,913
                                                    ------------   -----------       ------------       ---------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  90,764     $ 11,084          $  10,002           $    -     $ 111,850
                                                    ============   ===========       ============       =========    ==========

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31, 2002
                                                    ------------------------------------------------------------------------------
                                                                      GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                                       PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                    -------------   -------------    -------------   ------------    -------------
                                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations:           $(17,689)         $27,068            $ 3,480          $8,478       $ 21,337
Adjustments to reconcile (loss) income from
 continuing operations to cash (used
   in) provided by operating activities:
   Depreciation and amortization                         854            3,583              1,143               -          5,580
   Deferred income taxes                                (364)             321                402                            359
   Loss on disposal of fixed assets                        -               66                134               -            200
Changes in operating assets and liabilities,
 net of acquisitions:
   (Increase) decrease in accounts receivable              -           (3,829)             1,275               -         (2,554)
   Decrease (increase) in intercompany
     receivables & payables                            6,151           (5,266)               576          (1,461)             -
   Increase in inventory                                   -           (5,125)            (4,256)              -         (9,381)
   Decrease (increase) in prepaid expenses and
     other assets                                        492           (2,459)              (279)              -         (2,246)
   (Decrease) increase in accounts payable,
     accrued expenses and other current
     liabilities                                      (1,405)           7,215             (9,564)              -         (3,754)
   Increase (decrease) in income taxes payable         5,663             (148)             1,230               -          6,745
                                                    --------       ----------         ----------      ----------      ---------
Net cash (used in) provided by operating
  activities                                          (6,298)          21,426             (5,859)          7,017         16,286
                                                    --------       ----------         ----------      ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                      (506)          (3,671)            (1,725)              -         (5,902)
Purchase of patents and trademarks                         -              (69)                 -               -            (69)
Additional consideration for purchased businesses          -           (9,375)                 -               -         (9,375)
Investment in subsidiaries                            (3,347)           1,643              8,721          (7,017)             -
Purchase of businesses, net of cash acquired               -           (8,818)                 -               -         (8,818)
                                                   ---------      -----------        -----------      ----------      ---------

Net cash (used in) provided by investing
  activities:                                         (3,853)         (20,290)             6,996          (7,017)       (24,164)
                                                   ---------      -----------        -----------      ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                4,227                -                  -               -          4,227
Proceeds from of sale of put options                     525                -                  -               -            525
Cash paid for offering costs                            (326)               -                  -               -           (326)
Repurchase of treasury stock                         (26,054)               -                  -               -        (26,054)
Repayments of long-term debt                               -             (620)              (110)              -           (730)
Borrowings under lines of credit                      32,372                -                  -               -         32,372
Repayments under lines of credit                     (32,372)             (75)                 -               -        (32,447)
                                                  ----------      -----------        -----------      ----------     ----------
Net cash used in financing activities                (21,628)            (695)              (110)              -        (22,433)
                                                  ----------      -----------        -----------      ----------     ----------

Effect of exchange rate on cash and cash
     equivalents                                         304              342               (772)              -           (126)
Net cash used in discontinued operations                   -           (2,763)            (1,376)              -         (4,139)
                                                 -----------      -----------        -----------      ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS            (31,475)          (1,980)            (1,121)              -        (34,576)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        38,627            5,536              3,326               -         47,489
                                                 -----------      -----------        -----------      ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $   7,152        $   3,556         $    2,205         $     -     $   12,913
                                                 ===========      ===========        ===========      ==========     ==========

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS


                                                                            YEAR ENDED DECEMBER 31, 2001
                                                    ------------------------------------------------------------------------------
                                                                     GUARANTOR        NONGUARANTOR                    CONSOLIDATED
                                                       PARENT      SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS      TOTAL
                                                    -------------  -------------     --------------   -------------  -------------
                                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations:                    $   10,128      $19,116           $3,691           $(18,251)      $14,684
Adjustments to reconcile income from continuing
 operations to cash (used in)
   provided by operating activities:
   Depreciation and amortization                             694        4,578              342                  -         5,614
   Deferred income taxes                                      76         (407)             (42)                            (373)
   Loss on disposal of fixed assets                            -           21              170                  -           191
Changes in operating assets and liabilities,
 net of acquisitions:
   Increase in accounts receivable                             -      (11,880)          (3,000)                 -       (14,880)
   (Increase) decrease in intercompany
     receivables & payables                              (67,323)      62,878            1,976              2,469             -
   (Increase) decrease in inventory                            -      (12,044)           8,096                  -        (3,948)
   Decrease (increase) in prepaid expenses and               162          (92)             979                  -         1,049
     other assets
   Increase (decrease) in accounts payable,
     accrued expenses and other current
     liabilities                                           4,632        6,317           (3,768)                 -         7,181
   Increase (decrease) in income taxes payable             6,667          272             (272)                 -         6,667
                                                      ----------    ---------        -----------        ----------    ----------
Net cash (used in) provided by operating
  activities                                             (44,964)      68,759            8,172            (15,782)       16,185
                                                      ----------    ---------        -----------        ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                        (1,140)      (3,984)            (520)                 -        (5,644)
Proceeds from sale of equity investment                      843            -                -                  -           843
Additional consideration for purchased businesses         (1,913)      (1,357)               -                  -        (3,270)
Investment in subsidiaries                                (6,739)     (15,360)           6,317             15,782             -
Purchase of businesses, net of cash acquired                   -      (39,365)               -                  -       (39,365)
                                                      ----------    ---------        -----------        ----------    ----------
Net cash (used in) provided by investing
  activities:                                             (8,949)     (60,066)           5,797             15,782       (47,436)
                                                      ----------    ---------        -----------        ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                   10,160            -                -                  -        10,160
Proceeds from of issuance of common stock                117,979            -                -                  -       117,979
Cash paid for offering costs                                (545)           -                -                  -          (545)
Repurchase of treasury stock                                (723)           -                -                  -          (723)
Proceeds from issuance of treasury shares for
  stock options                                              686            -                -                  -           686
Repayments of long-term debt                                   -         (676)               -                  -          (676)
Repayments of debt assumed in acquisitions                     -       (1,315)               -                  -        (1,315)
Borrowings under lines of credit                          98,000            -              286                  -        98,286
Repayments under lines of credit                        (130,981)           -                -                  -      (130,981)
                                                     -----------    ---------        -----------        ----------    ----------
Net cash provided by (used in) financing
  activities                                              94,576       (1,991)             286                  -        92,871
                                                     -----------    ---------        -----------        ----------    ----------
Effect of exchange rate on cash and cash
  equivalents                                             (2,789)       2,703           (1,373)                 -        (1,459)
Net cash used in discontinued operations                       -       (3,453)         (10,883)                 -       (14,336)
                                                     -----------    ---------        -----------        ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 37,874        5,952            1,999                  -        45,825
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               753         (416)           1,327                  -         1,664
                                                     -----------    ---------        -----------        ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $    38,627    $   5,536        $   3,326          $       -     $  47,489
                                                     ===========    =========        ===========        ==========     ==========

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



21.  SUBSEQUENT EVENTS

On January 2, 2004, the Ontario Industrial Development Authority Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 was paid-in full with restricted cash of $2.6 million.

On January 5, 2004, $31.1 million of 8% Senior Subordinated Convertible Notes plus accrued interest was paid-in full.

On February 25, 2004, we paid $1,067,000 to fully satisfy the Supplemental Retirement Plan of Simula, Inc., which we acquired on December 9, 2003 with the acquisition of Simula.

On March 5, 2004, we acquired a majority of the assets and assumed certain liabilities of Vector Associates, Inc. (dba ODV, Inc.), a leading manufacturer and distributor of field drug test kits and crime scene products. The purchase price was $3,289,000 including $2,739,000 in cash at closing, an additional $275,000 plus interest payable on December 31, 2004, subject to certain adjustments, and an additional $275,000 plus interest payable on April 30, 2005, subject to certain adjustments.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ARMOR HOLDINGS, INC.

                             /s/ Warren B. Kanders
                             -----------------------------------------
                             Warren B. Kanders
                             Chairman of the Board of Directors and Chief
                               Executive Officer
                             Dated: March 12, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Warren B. Kanders
------------------------------------
Warren B. Kanders
Chairman of the Board of Directors
and Chief Executive Officer
March 12, 2004

/s/ Glenn J. Heiar                          /s/ Nicholas Sokolow
-------------------------------------       ----------------------------------
Glenn J. Heiar                              Nicholas Sokolow
Chief Financial Officer                     Director
March 12, 2004                              March 12, 2004

/s/ Burtt R. Ehrlich                        /s/ Thomas W. Strauss
-------------------------------------       ----------------------------------
Burtt R. Ehrlich                            Thomas W. Strauss
Director                                    Director
March 12, 2004                              March 12, 2004

/s/ Alair A. Townsend                       /s/ Deborah A. Zoullas
-------------------------------------       ----------------------------------
Alair A. Townsend                           Deborah A. Zoullas
Director                                    Director
March 12, 2004                              March 12, 2004