Form 10-K/A
period 2003-12-31
ARMOR HOLDINGS INC
filed 2004-05-10
CIK 845752

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to
         __________


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

                              TABLE OF CONTENTS AND
                              CROSS REFERENCE SHEET


                                                                                        Page Number
                                                                                        -----------
PART I                       Forward Looking Statements                                       3
                             Reasons for Filing Amendment to Form 10-K                        3
                             Factors That May Affect Our Future Business                      3
                  Item 1.    Description of Business                                          12
                             Company Overview                                                 12
                             Material Developments                                            13
                             Industry Overview                                                14
                             Information Concerning Business Segments and
                               Geographical Sales                                             15
                             Business Strengths                                               16
                             Growth Strategy                                                  18
                             Acquisitions                                                     19
                             Products                                                         19
                             Customers                                                        25
                             Marketing and Distribution                                       26
                             Product Manufacturing and Raw Materials                          27
                             Backlog                                                          28
                             Competition                                                      28
                             Employees                                                        29
                             Research and Development                                         29
                             Patents and Trademarks                                           30
                             Government Regulation                                            30
                             Environmental Matters                                            30
                             Available Information                                            31
                             Discontinued Operations                                          32
                  Item 2.    Properties                                                       33
                  Item 3.    Legal Proceedings                                                34
                  Item 4.    Submission of Matters to a Vote of Security Holders              36


PART II           Item 5.    Market for Registrant's Common Equity and Related
                               Stockholder Matters                                            37
                  Item 6.    Selected Financial Data                                          38
                  Item 7.    Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                            38
                  Item 7A.   Quantitative and Qualitative Disclosures About
                               Market Risk                                                    56
                  Item 8.    Financial Statements and Supplementary Data                      57
                  Item 9.    Changes in and Disagreements with Accountants on
                               Accounting and Financial Disclosure                            57
                  Item 9A.   Controls and Procedures                                          57

PART III                                                                                      58

PART IV           Item 15.   Exhibits, Financial Statements and Schedules,
                               and Reports on Form 8-K                                        59

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

REASONS FOR FILING AMENDMENT TO FORM 10-K

We are filing this Form 10-K/A amending our earlier filing on Form 10-K to reflect the resegmenting of our business into the Aerospace & Defense Group, the Products Division and the Mobile Security Division. As more fully described in this Form 10-K/A, we believe that this resegmenting better reflects our approach to operating and directing the businesses, and, in certain instances, to aligning financial reporting with our market and customer segments.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

In addition to other information in this Annual Report on Form 10-K/A, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any of the following risks occur, our business, operating results, liquidity and financial condition could be materially adversely affected. In such case, the trading price of our securities could decline, and you may lose all or part of your investment.

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

In April 2004, two class action complaints were filed in Florida state courts by police organizations and individual police officers, alleging that our vests do not have the qualities and performance characteristics as warranted, thereby breaching express warranty, implied warranty of merchantability, implied warranty of fitness for a particular purpose and duty to warn. We strenuously disagree with the allegations set forth in these complaints and intend to present a vigorous defense. By letter dated April 14, 2004, an attorney representing the Ohio State Troopers Association, Inc. wrote to us demanding a full refund of the purchase price for our vests containing Zylon(R) purchased by Ohio Highway Patrol Troopers. We have responded by denying his demand for a refund and explaining that there have been no incidents of injury related to our vests, that our vests meet the NIJ certification standards and that there exists no reliable evidence to show that our vests are sub-standard or inappropriate for their intended use.


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

OUR DEBT AGREEMENTS RESTRICT OUR ABILITY TO PAY DIVIDENDS OR MAKE OTHER DISTRIBUTIONS TO OUR STOCKHOLDERS.

Our debt agreements, such as the indenture governing the 8 1/4% senior subordinated notes and the senior credit facility, contain certain financial and other covenants that limit, under certain circumstances, our ability to pay dividends or make other distributions to our stockholders. We are permitted to pay dividends and make other distributions to stockholders to the extent we satisfy the conditions, including the financial and other covenants, contained in such documents.

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

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

We are a leading manufacturer and provider of specialized security products; training and support services related to these products; vehicle armor systems; military helicopter seating systems, aircraft and land vehicle armor systems; protective equipment for military personnel; and other technologies used to protect humans in a variety of life-threatening or catastrophic situations. Our products and systems are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as governmental agencies, multinational corporations and individuals. Effective in the first quarter 2004, we instituted a new segment reporting format to include three reportable business divisions: Aerospace & Defense Group, the Products Division and the Mobile Security Division. The Aerospace & Defense Group was formed upon the completion of our acquisition of Simula, Inc. on December 9, 2003, and results have been included herein since the acquisition date. The Aerospace & Defense Group also includes the military business, including armor and blast protection systems for M1114 Up-Armored HMMWVs, and other military vehicle armor programs, which previously were included in the Mobile Security Division. The Aerospace & Defense Group also includes the SAPI plate produced by our Protech subsidiary in Pittsfield, Massachusetts, which was previously reported as part of the Products Division. The historical results of these businesses have been reclassified as part of the Aerospace & Defense Group. This reporting change was made to better reflect management's approach to operating and directing the businesses, and, in certain instances, to align financial reporting with our market and customer segments. Prior period segment data has been restated to conform to the 2003 presentation.

Aerospace & Defense. Our Aerospace & Defense Group supplies human safety and survival systems to the U.S. military, and major Aerospace & Defense prime contractors. Our core markets are military aviation safety, military personnel safety, and land and marine safety. Under the brand name O'Gara-Hess & Eisenhardt, we are the sole-source provider to the U.S. military of the armor and blast protection systems for M1114 Up-Armored HMMWVs. We are also under contract with the U.S. Army to provide spare parts, logistics and ongoing field support services for the currently installed base of approximately 4,415 Up-Armored HMMWVs. Additionally, we provide blast and ballistic protection kits for the standard HMMWVs, which are installed on existing equipment in the field. Our Aerospace & Defense Group is also subcontracted to develop a ballistic and blast protected armored and sealed truck cab for the High Mobility Artillery Rocket System (HIMARS), a program recently transitioned by the U.S. Army and U.S. Marine Corps from developmental to a low rate of initial production, deliveries of which commenced in 2003. We also supply armor sub-systems for other tactical wheeled vehicles. Through Simula, we provide military helicopter seating systems, helicopter cockpit airbag systems, aircraft and land vehicle armor kits, body armor and other protective equipment for military personnel, emergency bailout parachutes and survival ensembles worn by military aircrew. The primary customers for our products are the U.S. Army, U.S. Marine Corps, Boeing, and Sikorsky Aircraft. Most of Simula's aviation safety products are provided on a sole source basis. The U.S. armed forces have adopted ceramic body armor as a key element of the protective ensemble worn by our troops in Iraq and Afghanistan. Simula was the developer of this specialized product called SAPI, and is the largest supplier to U.S. forces. We also provide ceramic body armor from our Protech subsidiary based in Pittsfield, Massachusetts.

Products. Our Products Division manufactures and sells a broad range of high quality security products, equipment and related consumable items, such as concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, emergency lighting products, forensic products, firearms accessories, weapon maintenance products, foldable ladders and specialty gloves. Our products are marketed under brand names that are well established in the military and law enforcement communities such as AMERICAN BODY ARMOR(TM), B-SQUARE(R), BREAK FREE(R), CLP(R), DEFENSE TECHNOLOGY/FEDERAL LABORATORIES(R), DEF-TEC PRODUCTS(R), DISTRACTION DEVICE(R), FEDERAL LABORATORIES(R), FERRET(R), FIRST DEFENSE(R), IDENTICATOR(R), IDENTIDRUG(R), LIGHTNING POWDER(R), MONADNOCK(R), NIK(R), PROTECH(TM), QUIKSTEP LADDERS(TM), PORTAL LADDERS(TM), QUIKSHIELD(TM), SAFARILAND(R), SPEEDFEED(R), 911EP(R) and DESIGN(TM). We sell our products through a network of over 350 distributors and sales agents, including approximately 200 in the United States. Our extensive distribution capabilities and commitment to customer service and training have enabled us to become a leading provider of security equipment to law enforcement agencies.

Mobile Security. Our Mobile Security Division manufactures and installs ballistic and blast protected armoring systems for privately owned vehicles as well as some military vehicles for European based militaries. Under the brand name O'GARA-HESS & EISENHARDT ARMORING COMPANY(R), we armor a variety of privately owned commercial vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats. Our customers in this business include international corporations and high net worth individuals. In addition, we supply ballistic and blast protected armoring systems to U.S. federal law enforcement and intelligence agencies and foreign heads of state.

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

In April 2004, two class action complaints were filed in Florida state courts by police organizations and individual police officers, alleging that our vests do not have the qualities and performance characteristics as warranted, thereby breaching express warranty, implied warranty of merchantability, implied warranty of fitness for a particular purpose and duty to warn. We strenuously disagree with the allegations set forth in these complaints and intend to present a vigorous defense. By letter dated April 14, 2004, an attorney representing the Ohio State Troopers Association, Inc. wrote to us demanding a full refund of the purchase price for our vests containing Zylon(R) purchased by Ohio Highway Patrol Troopers. We have responded by denying his demand for a refund and explaining that there have been no incidents of injury related to our vests, that our vests meet the NIJ certification standards and that there exists no reliable evidence to show that our vests are sub-standard or inappropriate for their intended use.

INDUSTRY OVERVIEW

We participate in the domestic and international markets for military and commercial security products and armoring systems. Our Aerospace & Defense Group is a provider of military helicopter seating systems, aircraft and land vehicle armor systems, protective equipment for military personnel, mobile security systems used by militaries and other technologies used to protect humans in a variety of life-threatening or catastrophic situations. Our Products Division manufactures security equipment used by military, law enforcement, security and corrections personnel, and other first responders (e.g., fire and rescue personnel). Our Mobile Security Division provides armoring systems and mobile security systems used by government agencies, law enforcement personnel, corporations and private individuals. Increasingly, governments, militaries, businesses, and individuals have recognized the need for security products to protect them from the risks of terrorism, physical attacks and threats of violence.

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

Vehicle Armor Market. Recent conflicts, military actions, and protracted involvement in peacekeeping missions around the globe have increased the demand for rapidly deployable and highly mobile armored vehicles. The Up-

Armored HMMWV has proven its ability to survive front-line combat action in Bosnia, Kosovo, Afghanistan, and Iraq. The Government Electronics and Information Technology Association, a defense budget forecasting service, estimates that between 2003 and 2007, over $2.2 billion will be spent by the U.S. military for HMMWV procurement and research and development efforts. The continuing terrorist attacks on U.S. forces deployed in Iraq and Afghanistan have created significant interest in providing armor protection for the full range of light, medium and heavy vehicles. Congressional testimony provided by the U.S. Army leadership has indicated a desire to procure armor kits for these vehicles that can be installed on the vehicle at its deployed location. Foreign governments and militaries are also investing in armored vehicle technology, including the Up-Armored HMMWV, and other armored vehicle alternatives. In addition, we believe that the use of lightly armored commercial vehicles in countries with high levels of crime, terrorism and violence ("high fright areas") around the world will continue to increase as corporations, foreign governments and wealthy individuals re-evaluate their personnel protection policies and procedures.

Military Aviation Safety Market. The military aviation safety market is comprised of three distinct market segments: crash safety, ballistic survivability, and personnel safety equipment. The primary market for crash safety is in military helicopters. The marketplace for these features is a subset of the military helicopter market. The products include crashworthy seats, airbags, landing gear, fuel systems, and structures. Demand for these products is currently flat, although there is an expected upturn in the market for upgrades to aircraft such as the U.S. Army's UH-60M Black Hawk and for replacement of a wide range of U.S. military helicopters that have been damaged in combat operations. The ballistic survivability market is both for helicopters and fixed wing aircraft. Many front line aircraft have some basic armor protection. There is a growing interest in new protective solutions that can offer more complete ballistic protection within the limited available weight on an aircraft. Foreign markets for crash safety and ballistic survivability products are similar in size to the U.S. market, although the types of aircraft and customer base are more fragmented. The personnel safety market for aviators and passengers of aircraft include equipment such as body armor, uniforms and helmets, survival vests and survival equipment, inflatable life preservers, parachutes, and emergency oxygen. The market is experiencing some growth as new ensembles incorporating lessons learned from combat are introduced and replacement equipment is increased due to the increased pace of operations.

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

BUSINESS STRENGTHS

We believe that the following strengths are critical to our success as a leading provider of specialized security products, training and support services, human safety and survival systems and vehicle armor systems.

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

Experienced Management Team. Our management team brings extensive knowledge of our customers and a proven ability to effectively manage our operations. The team has been augmented through acquisitions in the area of engineering and R&D to provide the capability to develop a range of new products. In addition, our management has a proven record of identifying, executing and integrating strategic acquisitions into our business, including our two largest acquisitions to date: Simula in 2003 and the O'Gara group of companies in 2001.

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

Pursue Strategic Acquisitions. Since January 1, 1999, we have completed 15 acquisitions and integrated the acquired businesses into our Aerospace & Defense Group, Products Division, and Mobile Security Division. We will continue to seek opportunities to make value-based acquisitions that complement our business operations or expand our product offerings, provide access to new geographic markets and provide additional distribution channels and new customer relationships. We have historically taken a disciplined value-based approach to evaluating acquisition opportunities, driven by a prudent use of our capital, rigorous due diligence standards and a targeted expected return on our investment. No assurances can be given that any such potential acquisitions will be consummated or, if any such acquisition is consummated, as to the terms of such acquisition, including price.

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

We have completed 15 acquisitions since January 1, 1999. The following table sets forth information regarding each of these acquired businesses and their respective products:

                                                     YEAR OF
                                                     -------
          BUSINESS OR ASSETS ACQUIRED              ACQUISITION         DIVISION              PRIMARY PRODUCT CATEGORIES
          ---------------------------              -----------         --------              --------------------------
Safariland                                             1999       Products            Duty Gear
Break Free                                             2000       Products            Weapons Maintenance Products
Lightning Powder                                       2000       Products            Forensics
Monadnock Lifetime Products                            2000       Products            Police Batons
Guardian Products                                      2001       Products            Less Lethal Products
O'Gara-Hess & Eisenhardt Companies                     2001       Aerospace &         Commercial and Military Vehicles
                                                                  Defense and
                                                                  Mobile Security
Identicator                                            2001       Products            Forensics
Speedfeed                                              2002       Products            Firearm Accessories
Evi-Paq                                                2002       Products            Forensics
Foldable Products Group                                2002       Products            Safety Products
B-Square                                               2002       Products            Firearm Accessories
Trasco Bremen                                          2002       Mobile Security     Commercial Vehicles
911 Emergency Products                                 2002       Products            Warning and Emergency  Lighting,  Safety
                                                                                      Products
Simula                                                 2003       Aerospace &         Human Safety and Survival Systems
                                                                  Defense
Hatch Imports                                          2003       Products            Specialty Gloves and Accessories

PRODUCTS

AEROSPACE & DEFENSE

We are a provider of military helicopter seating systems, aircraft and land vehicle armor systems, protective equipment for military personnel, ballistic and blast protection-armoring systems for military vehicles and other technologies used to protect humans in a variety of life-threatening or catastrophic situations.

Our products are deployed on a wide range of high-profile military platforms such as the M1114 Up-Armored HMMWV, HIMARS, AH-64 Apache and the UH-60 Black Hawk helicopters, the C-17 Globemaster III Transport Aircraft, the M1117 Guardian Armored Security Vehicle, various versions of the HMMWV, and body-worn equipment for personal protection of the United States Army, Marine Corps, and Air Force Special Operations Forces. Primary Aerospace & Defense customers include Boeing, Sikorsky, Bell Helicopter, Oshkosh Truck, General Motors, the U.S. military services, and the U.S. Coast Guard.

Military Products. We are the sole-source provider to the U.S. military for up-armoring of the M1114 Up-Armored HMMWV. The HMMWV chassis is produced by AM General Corporation and shipped directly to our facility in Fairfield, Ohio, where up-armoring components are added. The M1114 Up-Armored HMMWVs provide exterior protection against various levels of armor piercing ammunition, overhead airburst protection and underbody blast protection against anti-tank and anti-personnel mines. In addition, we install other features designed to enhance crew safety, comfort and performance, such as air conditioning, weapon turrets and mounts, door locks and shock absorbing seats. During 2003, the Aerospace & Defense Group shipped 873 M1114 Up-Armored HMMWVs. We also supply engineering design and prototype services in support of the M1114 Up-Armored HMMWV program, and supply spare parts and logistics and ongoing field support services. None of our contracts with the U.S. military have a minimum purchase commitment and the U.S. military generally has the right to cancel its contracts unilaterally, at its convenience.

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

We are serving as a subcontractor to Stewart & Stevenson Services which is contracted with Lockheed Martin under a U. S. Army and U.S. Marine Corps program to supply a ballistically armored and sealed truck cab for the HIMARS. The truck is used to fire missiles that are a part of either the Multiple Launch Rocket System or the Army Tactical Missile System. This program consisted of shipping several prototypes in 2001 and 2002 for testing and evaluation by the U.S. Army and U.S. Marine Corps, and has been transitioned to a low rate initial production in 2003.

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

We have been a major supplier of crash-resistant, energy-absorbing seating systems for military helicopters and other military aircraft to various branches of the United States military and its prime defense contractors, and foreign customers for over 25 years. We currently supply a substantial portion of the new and replacement crew seating systems for U.S. military helicopters. The seating systems focus on reducing injury and increasing survivability in aircraft crashes. Many of our seating systems incorporate our advanced armor systems. We are the sole supplier of crew seats for 14 different helicopter models and other variants of these aircraft. Military helicopters for which we have designed and manufactured crew seat assemblies include the AH-64 Apache attack helicopter, UH-60 Black Hawk utility helicopter, SH-60 Sea Hawk ASW helicopter, ASW and Transport helicopters, Italy's EH101 MMI ASW and Transport helicopters, Canada's CH-149 Cormorant Search-and-Rescue helicopter, and Norway's Sea King Multi-role helicopter. Aircraft manufacturers in our customer base include Boeing Helicopters, Sikorsky Aircraft Corporation, Bell Helicopter, Textron, Inc., Kaman Aerospace, Kawasaki Heavy Industries, Mitsubishi Heavy Industries, Hindustan Aeronautics, and Agusta Westland. We also supply crew seats directly to various agencies of the U.S. Department of Defense and various foreign militaries

Our expertise in military seating systems also extends to troop seats for both helicopters and fixed-wing aircraft. Simula is the sole-source provider of troop seats for the C-17 Globemaster transport aircraft. We were selected as the sole supplier by the U.S. Air Force to develop a common wall-mounted troop seat for its C-130, C-141, and KC-135 aircraft. The common troop seat also has application to a range of transport helicopters and various fixed-wing aircraft flown by other U.S. services and foreign militaries.

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

Simula Inc.'s body armor business includes a range of hard armor plates used in conjunction with soft vests to minimize injury from handgun bullets, rifle bullets and fragments from explosive warheads. The primary product in the product line is the small arms protective insert (SAPI) plate, developed by Simula in 1998 and which has now become a standard product for all U.S. Army and Marine Corps ground troops. Simula is the largest producer of SAPI plates in the world. We supply more than 40 percent of the U.S. military market share for these products. More than 275,000 SAPI plates have been produced to date.

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

We have also developed a line of flotation collars that are designed to provide additional buoyancy for a person that enters water in an emergency. The basic configuration of the product, called the Low Profile Flotation Collar, can fit a wide range of applications. For example, aviators that eject or bailout can use it over water and rescue swimmers, divers and naval personnel can utilize it as well. In addition, it can be worn with a wide range of other equipment and clothing for ground troops being ferried over water and also by commercial personnel who work around water. The U.S. Navy, U.S. Marine Corps, and the U.S. Air Force have adopted our system. To date, we have supplied over 20,000 collars.

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

Simula has developed a number of advanced transparent polymers, trademarked as CleargardTM, and has introduced these materials to a variety of customers in numerous markets. These patented and proprietary transparent plastics are high-strength, impact resistant, lightweight and dye compatible materials, which possess the ability to withstand extreme temperatures and chemical attack. Potential uses for such materials include transparent armor, laser protective devices, aircraft canopies, high performance windows for aircraft and automobiles, industrial and protective lenses and visors, medical products and sun, sport and ophthalmic lenses. We have taken steps to commercialize the transparent polymer material through our own products and through licenses in other markets. We have licensed our optical polymer for use in ophthalmic lenses with PPG Industries, Inc. and for sun and sport lenses and motorcycle helmets with Intercast Europe. PPG introduced Simula's polymer in 2001 under the tradename of Trivex(TM). Intercast introduced a product trade named NXT(TM) to the sunglass market in early 2002. In 2002, we completed a license with the prime contractor for the Joint Services General Purpose Gas Mask (JSGPM) to develop a Cleargard lens with chemical agent resistance and ballistic properties.

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

Forensic Products. We assemble and market a number of portable narcotic identification kits under several well known brand names such as NIK(R) brand name, NarcoTest(R) brand, and NarcoPouch(R) brand that are used in the field by law enforcement personnel to identify a variety of controlled substances, including Ecstasy, cocaine, marijuana, heroin and methamphetamine. We also assemble and market evidence collection kits and evidence tape. We have the exclusive rights to distribute Flex-Cuf(R) disposable restraints and hold a license to use the Flex-Cuf(R) trademark. We believe we have earned a reputation as one of the most responsive companies in the forensic community.

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

ARMOR MOBILE SECURITY

Commercial Products. We provide ballistic and blast protection-armoring systems for a variety of vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats. The commercial vehicle armoring process begins with the disassembly of a new base vehicle. This disassembly normally involves the removal of the interior trim, seats, doors and windows. The passenger compartment then is armored with both opaque and transparent armor. Other features, such as run flat tires and non-exploding gas tanks, may also be added. Finally, the vehicle is reassembled as close to its original appearance as possible. The entire conversion process results in a low profile, integrated ballistic protective system. Our relationship with various vehicle manufacturers has been valuable in permitting us to armor certain vehicles while allowing the customer to maintain the benefits of warranties issued by the vehicle manufacturer. The Mobile Security Division shipped 1,127 commercial armored vehicles in 2003.

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

CUSTOMERS

Aerospace & Defense Group. In 2003, our Aerospace & Defense Group sold more than 99.7% of its products in North America, with the balance sold internationally. Sales of Aerospace & Defense Group products to all branches of the United States military and its prime contractors such as Boeing and Sikorsky Aircraft represented approximately 87% of the Aerospace & Defense Group's revenue. The Aerospace & Defense Group's businesses have relied to a great extent on relatively few major customers, although 2003 saw the development of additional major users of Aerospace & Defense Group products within their existing customer base (e.g. other users within the U.S. Army). We believe that historical customers, such as the U.S. Army and other branches of the United States military, to whom we have supplied products for approximately 25 years, will continue to be major customers. Current commercial and licensing customers include Boeing, Bell Helicopter Textron, Second Chance Body Armor, PPG Industries, Intercast Europe, and Avon Rubber Company. The loss of or significant reduction in sales to a major customer could potentially have a material adverse effect on our business, operations and financial condition.

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

Products Division. In 2003, the Products Division sold approximately 86.1% of its products in North America, with the balance sold internationally. The primary end users of the Products Division's products are federal, state and local law enforcement agencies, local police departments, state corrections facilities, U.S. and allied militaries, highway patrols and sheriffs' departments. We reach these customers through a distribution strategy that utilizes a worldwide distribution network of approximately 200 domestic distributors and 150 international agents, as well as approximately 25 domestic sales representatives, three regional sales managers, and six technical sales specialists, who promote the Products Division's products but refer customers to a local distributor for purchasing.

Mobile Security Division. In 2003, the Mobile Security Division sold approximately 21.5% of its products in North America, with the balance sold internationally. The Mobile Security Division's armored commercial vehicle customers include governmental and private buyers and U.S. and foreign governmental buyers who purchase both fully and light-armored vehicles. Governmental buyers and foreign royalty also comprise the market for parade cars. Typically, governmental buyers consist of ministries of foreign affairs, defense and internal affairs and offices of presidential security. These customers are not constrained in their purchasing decisions by considerations such as import duties and taxes and are free to search globally for the best product available. The procurement cycles of governmental buyers can range from relatively rapid, when the vehicles are for the use of the head of state or in response to a particular crisis, to prolonged highly documented bids and evaluations for normally budgeted items. Private customers for armored commercial vehicles include corporations and individuals. Private buyers tend to be more price-sensitive and will often purchase locally manufactured vehicles to reduce taxes and avoid import duties. Local servicing of the vehicle is also a critical concern to private buyers. Customers for cash-in-transit vehicles are generally companies that provide cash-in-transit services to financial institutions. Purchasing decisions for cash-in-transit vehicles depend on many criteria including insurance, regulatory requirements and costs, and whether the financial institution is private or governmental.

Approximately 38.3% of our revenues were from our ten largest customers for the year ended December 31, 2003 ("Fiscal 2003"). Approximately 21.0% of our revenues came from U.S. military contracts. Our Aerospace & Defense Group's ten largest customers accounted for approximately 92.3% of Aerospace & Defense Group revenues for Fiscal 2003. The Products Division's ten largest customers accounted for approximately 29.2% of total revenues of the Products Division for Fiscal 2003. The Mobile Security Division's ten largest customers accounted for approximately 28.8% of total revenues of the Mobile Security Division for Fiscal 2003. Military and governmental contracts generally are awarded on a periodic or sporadic basis. If the Aerospace & Defense Group were to lose the HMMWV contract, which continues through June 2008, our financial performance would experience a material adverse effect.

MARKETING AND DISTRIBUTION

Aerospace & Defense Group. Most of the Aerospace & Defense Group's products are distributed as a component supplier to original equipment manufacturers (OEMs) or as a direct contractor to the U.S. Government. The products are built to order. We do not directly serve mass consumer markets and supply directly from manufacturing facilities. Thus, the distribution of the Aerospace & Defense Group's products does not involve significant inventory, warehousing or shipping methodologies.

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

The Aerospace & Defense Group emphasizes its ability to develop new products, or product adaptations, quickly and more cost effectively than traditional defense contractors. In marketing its products to the military, the Aerospace & Defense Group places strong emphasis on its superior antitank and antipersonnel mine protection for the occupants of tactical wheeled vehicles. We market our military products through a combination of trade show exhibitions, print advertising in military-related periodicals and direct customer visits. We emphasize the cross-marketing of military and commercial products, which we believe strengthens the image of each product group. We have also entered into exclusive teaming and joint marketing agreements with various prime contractors in connection with the Up-Armored HMMWV and up-armoring for HIMARS and Family of Medium Tactical Vehicles (FMTV) for sales in domestic and international military and commercial areas. Such agreements allow us to benefit from the prime contractor's marketing network and save on certain selling costs.

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

PRODUCT MANUFACTURING AND RAW MATERIALS

The Aerospace & Defense Group's production and manufacturing consist principally of the molding of armor and composite materials, ceramic tile cutting and grinding, adhesive bonding, sewing, component fabrication, and final assembly. The Aerospace & Defense Group outsources substantial quantities of machining, metal fabrication and welding. Our manufacturing capability features computer-integrated manufacturing programs which, among other things, schedule and track production, update inventories, and issue work orders to the manufacturing floor. All products manufactured must meet rigorous standards and specifications for workmanship, process, raw materials, procedures, and testing, and in some cases regulatory requirements. Products are functionally tested on a sample basis as required by applicable contracts. Customers, and in some cases the United States government as the end user, perform periodic quality audits of the manufacturing process. Certain customers, including the United States government, periodically send representatives to our facilities to monitor quality assurance. The Aerospace & Defense Group's operations are certified to the ISO Standard by AS9001 and ISO 9001:2000 by British Standards Institution, Inc. (BSI).

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

BACKLOG

Aerospace & Defense Group. At December 31, 2003, our Aerospace & Defense Group had unfilled customer orders of approximately $257.1 million. Approximately $76.0 million of these orders will ship in the first quarter of 2004.

Products Division. At December 31, 2003, the Products Division had unfilled customer orders of approximately $21.8 million. Approximately $15.0 million of these orders will ship in the first quarter of 2004.

Mobile Security Division. At December 31, 2003, the Mobile Security Division had unfilled customer orders of approximately $25.7 million. Approximately $19.0 million of these orders will be shipped in the first quarter of 2004.

COMPETITION

The market for our Aerospace & Defense Group's products and services are highly competitive. Numerous suppliers compete for government defense contracts as prime contractors or subcontractors. Competition relates primarily to technical know-how, cost, and marketing efforts. The competition for government contracts relates primarily to the award of contracts for the development of proposed products. Contracts for supply of products primarily tends to follow the development contracts because of the extensive investment necessary to develop and qualify new products. Our principal competitors in the crash-resistant military seating market are Martin-Baker (England) and Israeli Aircraft Industries (Israel). Our military product lines in armor, parachutes, and flotation collars have a number of competitors, with none dominating the market. Our competitive strategy is to be a technology innovator and strategic partner to first tier suppliers and OEMs. Our present or future products could be rendered obsolete by technological advances by one or more of our competitors or by future entrants into our markets. There are a large number of companies that provide specific armoring packages for tactical wheeled vehicles, helicopters and selected other military applications.

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

EMPLOYEES

As of January 1, 2004, we have a total of approximately 2,529 employees in continuing operations, of which approximately 511 were employed in the Aerospace & Defense Group, approximately 1,263 in the Products Division, approximately 742 in the Mobile Security Division, and 13 in our corporate headquarters.

Approximately 48 employees in Armor Products International, our UK subsidiary, are represented by the General Municipal Boilermaker and Allied Trade Union. Approximately 32 employees in O'Gara-Hess & Eisenhardt de Mexico, S.A. de C.V., our Mexico subsidiary, are represented by a union. Approximately 12 employees in O'Gara-Hess & Eisenhardt France S.A., our France subsidiary, are represented by C.F.D.T. Approximately 111 employees in Trasco-Bremen, our Germany subsidiary, are represented by IG Metall, Bezirk Kuste. None of our remaining employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee related slowdowns and believe that the relationship with our employees is good.

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

PATENTS AND TRADEMARKS

We currently own numerous issued United States and foreign patents and pending patent applications for inventions relating to our product lines as well as several registered and unregistered trademarks and service marks relating to our products and services. The registered trademarks include AMERICAN BODY ARMOR(TM), B-SQUARE(R), BREAK FREE(R), CLP(R), DEFENSE TECHNOLOGY/FEDERAL LABORATORIES(R), DEF-TEC PRODUCTS(R), DISTRACTION DEVICE(R), FEDERAL LABORATORIES(R), FERRET(R), FIRST DEFENSE(R), IDENTICATOR(R), IDENTIDRUG(R), IMPAK(TM,) LIGHTNING POWDER(R), MONADNOCK(R), NIK(R), O'GARA-HESS & EISENHARDT ARMORING COMPANY(R), PROTECH(TM), QUIKSTEP LADDERS(Tm), SAFARILAND DESIGN(R), SPEEDFEED(R), 911EP and DESIGN(TM), MOBILE DEFENDER(TM), SIMULITE(R), REINVENTING THE TECHNOLOGY OF SAFETY(R), SIMULA SAFE(TM), PROTECTING PEOPLE IN MOTION(R), DURACHUTE(R) and CLEARGARD(R). We also have an exclusive license to use the MACE trademark in the law enforcement market and a non-exclusive license to use the FLEX-CUF trademark. Although we do not believe that our ability to compete in any of our product markets is dependent solely on our patents and trademarks, we do believe that the protection afforded by our intellectual property provides us with important technological and marketing advantages over our competitors. Although we have protected our technologies to the extent that we believe appropriate, the measures taken to protect our proprietary rights may not deter or prevent unauthorized use of our technologies. In other countries, our proprietary rights may not be protected to the same extent as in the United States.

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

We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers, a Code of Business Conduct and Ethics for directors, officers, employees, agents, representatives, subsidiaries and affiliates, an Audit Committee Charter, Complaint Procedures for Accounting and Auditing Matters, a Compensation Committee Charter, a Nominating/Corporate Governance Committee Charter, Corporate Governance Guidelines, and an Audit Committee Pre-Approval Policy, all of which are available at our Internet website at the tab "Investor Relations." We will provide to any person without charge, upon request, a copy of the foregoing materials. We intend to disclose future amendments to the provisions of the foregoing documents, policies and guidelines and waivers therefrom, if any, on our Internet website and/or through the filing of a Current Report on Form 8-K with the Securities and Exchange Commission. Materials we file with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information on the operation of the Securities and Exchange Commission's Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at www.sec.gov. Any requests for the foregoing documents from us should be made in writing to Todd Smith, our Vice President of Legal Affairs, at 1400 Marsh Landing Parkway, Suite 112, Jacksonville, Florida, 32250.

Information on our Internet website does not constitute a part of this Annual Report on Form 10-K/A.

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

At December 31, 2003, our litigation support services subsidiary remains as our only operating entity in discontinued operations. We are actively attempting to sell this business.

ITEM 2. PROPERTIES

The following table identifies and provides certain information regarding our principal facilities.

CONTINUING OPERATIONS
                                        ANNUAL RENT          OWNED/            APPROXIMATE SIZE      PRODUCTS MANUFACTURED
LOCATION                                                     LEASED
-----------------------------------    -------------    ------------    ------------------------     ------------------------------
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

In October 2002, we were sued in the United States District Court for the District of Wyoming with respect to one of our subsidiaries' Casper, Wyoming tear gas plant. The plaintiffs in the lawsuit asserted various state law tort claims and federal environmental law claims under the Resource Conservation and Recovery Act and the Clean Air Act stemming from the tear gas plant. In February 2004, we agreed with the plaintiffs to settle the lawsuit for an amount of money that is not material to us, and on April 19, 2004, the court dismissed the lawsuit with prejudice.

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

In April 2004, two class action complaints were filed in Florida state courts by police organizations and individual police officers, alleging that our vests do not have the qualities and performance characteristics as warranted, thereby breaching express warranty, implied warranty of merchantability, implied warranty of fitness for a particular purpose and duty to warn. We strenuously disagree with the allegations set forth in these complaints and intend to present a vigorous defense. By letter dated April 14, 2004, an attorney representing the Ohio State Troopers Association, Inc. wrote to us demanding a full refund of the purchase price for our vests containing Zylon(R) purchased by Ohio Highway Patrol Troopers. We have responded by denying his demand for a refund and explaining that there have been no incidents of injury related to our vests, that our vests meet the NIJ certification standards and that there exists no reliable evidence to show that our vests are sub-standard or inappropriate for their intended use.

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

DIVIDENDS

We have never declared or paid cash dividends on our Common Stock. Our debt agreements, such as the indenture governing the 8 1/4% senior subordinated notes and the senior credit facility, contain certain financial and other covenants that limit, under certain circumstances, our ability to pay dividends or make other distributions to our stockholders. We are permitted to pay dividends and make other distributions to stockholders to the extent we satisfy the conditions, including the financial and other covenants, contained in such documents. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 8 to Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

None.

RECENT PURCHASES OF OUR REGISTERED EQUITY SECURITIES

We did not purchase any shares of our common stock during the fourth quarter of 2003.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL OVERVIEW

FIVE-YEAR SUMMARY

         The table below sets forth a summary of our results of operations and financial condition as of and for the periods then ended.

                                                 2003            2002           2001            2000           1999
                                                 ----            ----           ----            ----           ----
                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Total revenues (1)                                $ 365,172      $ 305,117      $ 197,100       $ 139,904      $ 96,706
Operating income                                  $  35,729      $  38,365      $  26,673       $  19,869      $ 15,126
Income from continuing operations
                                                  $  17,006      $  21,337      $  14,684       $  10,847      $  9,328
Net income (loss)  (2)                            $  10,886      $(17,689)      $  10,128       $  17,048      $ 13,196

Basic income from continuing operations
per common share                                  $    0.61      $   0.70       $    0.61        $   0.48      $   0.44

Diluted income from continuing operations
per common share                                  $    0.59      $   0.69       $    0.59        $   0.46      $   0.43
Basic earnings (loss) per share                   $    0.39      $  (0.58)      $    0.42        $   0.75      $   0.63
Diluted earnings (loss) per share                 $    0.38      $  (0.57)      $    0.41        $   0.73      $   0.61

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

Any forward-looking statements in this report should be evaluated in light of these and other important risk factors listed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K/A including the accompanying financial statements.

COMPANY OVERVIEW

We are a leading manufacturer and provider of specialized security products; training and support services related to these products; vehicle armor systems; military helicopter seating systems, aircraft and land vehicle safety systems; protective equipment for military personnel; and other technologies used to protect humans in a variety of life-threatening or catastrophic situations. Our products and systems are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as governmental agencies, multinational corporations and individuals. We are organized and operated under three business divisions: Aerospace & Defense Group, Armor Holdings Products, also referred to as our Products Division, and Armor Mobile Security, also referred to as our Mobile Security Division.

CONTINUING OPERATIONS

We are a leading manufacturer and provider of specialized security products; training and support services related to these products; vehicle armor systems; military helicopter seating systems, aircraft and land vehicle armor systems; protective equipment for military personnel; and other technologies used to protect humans in a variety of life-threatening or catastrophic situations. Our products and systems are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as governmental agencies, multinational corporations and individuals. Effective in the first quarter 2004, we instituted a new segment reporting format to include three reportable business divisions: Aerospace & Defense Group, Armor Holdings Products, also referred to as our Products Division, and Armor Mobile Security, also referred to as our Mobile Security Division. The Aerospace & Defense Group was formed upon the completion of our acquisition of Simula, Inc. on December 9, 2003, and results have been included herein since the acquisition date. The Aerospace & Defense Group also includes the military business, including armor and blast protection systems for M1114 Up-Armored HMMWVs, and other military vehicle armor programs, which previously were included in the Mobile Security Division. The Aerospace & Defense Group also includes the small arms protective insert (SAPI) plate produced by our Protech subsidiary in Pittsfield, Massachusetts, which was previously reported as part of the Products Division. The historical results of these businesses have been reclassified as part of the Aerospace & Defense Group. This reporting change was made to better reflect management's approach to operating and directing the businesses, and, in certain instances, to align financial reporting with our market and customer segments.

Aerospace & Defense. Our Aerospace & Defense Group supplies human safety and survival systems to the U.S. military, and major Aerospace & Defense prime contractors. Our core markets are military aviation safety, military personnel safety, and land and marine safety. Under the brand name O'Gara-Hess & Eisenhardt, we are the sole-source provider to the U.S. military of the armor and blast protection systems for M1114 Up-Armored HMMWVs. We are also under contract with the U.S. Army to provide spare parts, logistics and ongoing field support services for the currently installed base of approximately 4,415 Up-Armored HMMWVs. Additionally, we provide blast and ballistic protection kits for the standard HMMWVs, which are installed on existing equipment in the field. Our Aerospace & Defense Group is also subcontracted to develop a ballistic and blast protected armored and sealed truck cab for the High Mobility Artillery Rocket System (HIMARS), a program recently transitioned by the U.S. Army and U.S. Marine Corps from developmental to a low rate of initial production, deliveries of which commenced in 2003. We also supply armor sub-systems for other tactical wheeled vehicles. Through Simula, we provide military helicopter seating systems, helicopter cockpit airbag systems, aircraft and land vehicle armor kits, body armor and other protective equipment for military personnel, emergency bailout parachutes and survival ensembles worn by military aircrew. The primary customers for our products are the U.S. Army, U.S. Marine Corps, Boeing, and Sikorsky Aircraft. Most of Simula's aviation safety products are provided on a sole source basis. The U.S. armed forces have adopted ceramic body armor as a key element of the protective ensemble worn by our troops in Iraq and Afghanistan. Simula was the developer of this specialized product called SAPI, and is the largest supplier to U.S. forces. We also supply ceramic body armor from our Protech subsidiary based in Pittsfield, Massachusetts.

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

At December 31, 2003, our litigation support services subsidiary remains in discontinued operations. This subsidiary specializes in providing computer forensics consulting services, training and software tools to the civil litigation market and to government agencies and Fortune 500 corporations. Computer forensics is the preservation, identification, extraction and documentation of computer evidence. We are actively attempting to sell this business.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K/A. We believe our most critical accounting policies include revenue recognition, the use of estimates, income taxes and impairment.

Revenue Recognition. We record products revenue at the time of shipment. Returns are minimal and do not materially affect the financial statements.

We record revenue from our Aerospace & Defense Group and Mobile Security Division when the vehicle is shipped, except for larger commercial contracts typically longer than four months in length and the contract for the delivery of HMMWVs to the U.S. government on which revenue is recognized on a units completed basis with completion occurring upon inspection and acceptance by the U.S. government. This contract continues through 2005. Revenue from such larger contracts is recognized on the percentage of completion, units-of-work performed method. HMMWV units sold to the U.S. government are considered complete when the onsite Department of Defense officer finishes the inspection of the HMMWV and approves it for delivery. Should such contracts be in a loss position, the entire estimated loss would be recognized for the balance of the contract at such time. We believe that our current contracts are profitable.

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

RESULTS OF OPERATIONS

Effective June 30, 2002, we decided to sell the ArmorGroup Services Division (the sale was completed on November 26, 2003) through an organized and formal auction managed by outside advisors. In accordance with Statement of Accounting Standards 144, Accounting for Impairment or Disposal of Long-Lived Assets, the assets and liabilities of the Company's Services Division have been classified as held for sale, with operating results reported as discontinued operations in the statement of operations for all periods prior to the sale of this division. Our US based training subsidiary, Cyconics International Training Services, Inc. (formerly known as Advanced Training Solutions, Inc. which was formerly known as USDS, Inc.) previously reported under the Services Division but not included for sale has been reclassified to the Products Division.

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated:

                                                                                         FISCAL YEAR
                                                                                    2003         2002        2001
                                                                                    ----         ----        ----
              Revenue from continuing operations
                 Aerospace & Defense                                               25.1%        19.4%        9.2%
                 Products                                                          53.1%        59.0%       76.0%
                 Mobile Security                                                   21.8%        21.6%       14.8%
              Total revenues from continuing operations                           100.0%       100.0%      100.0%
              Cost of sales                                                        69.4%        69.1%       64.1%
              Operating expenses                                                   17.2%        16.3%       19.6%
              Amortization                                                          0.1%         0.1%        1.1%
              Integration and other charges                                         3.4%         1.9%        1.7%
              Operating income                                                      9.8%        12.6%       13.5%
              Interest expense, net                                                 1.1%         0.3%        2.0%
              Other income, net                                                     0.1%         0.0%        0.0%
              Income from continuing operations before
                 provision for income taxes                                         8.5%        12.3%       11.6%
              Provision for income taxes                                            3.9%         5.3%        4.2%
              Income from continuing operations                                     4.7%         7.0%        7.5%
              Loss from discontinued operations, net of income tax                (1.7%)      (12.8)%      (2.3)%
              benefit
              Net income (loss)                                                     3.0%       (5.8)%        5.1%

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

CONTINUING OPERATIONS

Aerospace & Defense Group revenues. Our Aerospace & Defense Group revenues increased $32.4 million, or 54.5%, to $91.7 million in fiscal 2003 compared to $59.3 in fiscal 2002. The Aerospace & Defense Group was created with the acquisition of Simula on December 9, 2003. The Aerospace & Defense Group also includes the military business of the Mobile Security Division, including armor and blast protection systems for M1114 Up-Armored HMMWVs, and the SAPI business generated from our Protech subsidiary. The historical results of these businesses have been reclassified to the Aerospace & Defense Group. For fiscal 2003, Aerospace &

Defense Group revenue increased 47.2% internally, including year-over-year changes in acquired businesses, and 7.4% due to the acquisition of Simula on December 9, 2003.

Products Division revenues. Our Products Division revenues increased $14.0 million, or 7.8%, to $194.0 million in fiscal 2003, compared to $179.9 million in fiscal 2002. For fiscal 2003, Products Division revenue increased 4.9% internally, including year-over-year changes in acquired businesses, and 2.9% due to the acquisitions of Speedfeed, Inc., the Foldable Products Group, Evi-Paq, Inc., B-Square, Inc. and 911 Emergency Products, Inc., all of which were completed during 2002 and Hatch Imports, Inc., which was completed in the fourth quarter of 2003. Products Division revenues include $20.7 million and $16.8 million from Cyconics International Training Services, Inc., our US based training company, for the years ended fiscal 2003 and fiscal 2002, respectively. In our filings prior to June 30, 2002, we reported Cyconics International Training Services, Inc. as a part of our Services Division. The historical results of the SAPI business of the Products Division have been reclassified to the Aerospace & Defense Group.

Mobile Security Division revenues. Our Mobile Security Division revenues increased $13.7 million, or 20.8% to $79.6 million in fiscal 2003, compared to $65.9 million in fiscal 2002. Mobile Security Division revenues for 2003 increased by $19.2 million due to the acquisition of substantially all of the assets of Trasco-Bremen on September 24, 2002. Excluding the $19.2 million of 2003 revenue increase relating to Trasco-Bremen, Mobile Security Division revenue decreased $5.5 million, or 8.7%, in fiscal 2003 compared to fiscal 2002. The historical results of the military business of the Mobile Security Division have been reclassified to the Aerospace & Defense Group.

Cost of sales. Cost of sales increased $42.8 million, or 20.3%, to $253.6 million for fiscal 2003 compared to $210.7 million for fiscal 2002. As a percentage of total revenues, cost of sales increased to 69.4% of total revenues for fiscal 2003 from 69.1% for fiscal 2002.

Gross margins in the Aerospace & Defense Group were 31.3% for fiscal 2003 compared to 28.3% for fiscal 2002. The increase in the Aerospace & Defense Group gross margins was primarily attributable to: (1) favorable manufacturing overhead cost absorption relating to increased manufacturing volumes at our Cincinnati manufacturing facility, and (2) operational efficiencies at our Cincinnati manufacturing facility. These improvements were slightly offset by purchase accounting from the Simula acquisition, and the wrap up of a low margin contract at Simula, which was acquired on December 9, 2003.

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

Gross margins in the Mobile Security Division were 19.4% in fiscal 2003, compared to 18.3% for fiscal 2002. The increase in the Mobile Security gross margins was primarily attributable to: (1) favorable manufacturing overhead cost absorption relating to increased manufacturing volumes at our Cincinnati manufacturing facility, and (2) operational efficiencies at our Cincinnati manufacturing facility.

Operating expenses. Operating expenses increased $13.0 million, or 26.0%, to $62.8 million (17.2% of total revenues) for fiscal 2003 compared to $49.8 million (16.3% of total revenues) for fiscal 2002.

Aerospace & Defense Group operating expenses increased $1.9 million, or 51.9%, to $5.6 million (6.2% of Aerospace & Defense Group revenues) compared to $3.7 million (6.3% of Aerospace & Defense revenues) for fiscal 2002 primarily due to incremental operating expenses associated with the acquisition of Simula on December 9, 2003.

Products Division operating expenses increased $1.8 million, or 5.7%, to $33.1 million (16.6% of Products Division revenues) compared to $31.4 million (17.4% of Products Division revenues) for fiscal 2002. This increase is primarily due to the incremental operating expenses associated with acquired businesses completed during or subsequent to 2002.

Mobile Security Division operating expenses increased $3.7 million, or 43.1%, to $12.3 million (15.4% of Mobile Security Division revenues) for fiscal 2003 compared to $8.6 million (13.0% of Mobile Security Division revenues) for fiscal 2002. Excluding the increase in 2003 operating expenses resulting from the acquisition of substantially all of the assets of Trasco-Bremen on September 24, 2002, the operating expenses for fiscal 2003 increased $1.9 million versus fiscal 2002. The increase in operating expenses was primarily due to: (1) increased expenses associated with the start-up of operations in Caracas, Venezuela; (2) increased insurance costs; (3) the net effect of a weaker U.S. dollar against foreign currencies, and (4) normal wage inflation.

Corporate operating expenses increased $5.6 million, or 89.9%, to $11.8 million (3.2% of total revenues) in fiscal 2003 compared to $6.2 million in fiscal 2002 (2.0% of total revenues). This increase is due primarily to increased bonus expense, legal and accounting fees, insurance and internal audit expenses.

Amortization. Amortization expense increased $244,000, or 99.6%, to $489,000 for fiscal 2003 compared to $245,000 for fiscal 2002. SFAS 142, which we adopted on January 1, 2002, eliminated amortization of intangible assets with indefinite lives and goodwill for all acquisitions completed after July 1, 2001, as well as for all fiscal years ending after January 1, 2002. Remaining amortization expense is related to patents and trademarks with finite lives and to amortization on intangible assets, other than goodwill, associated with the Simula and Hatch Imports acquisitions in 2003.

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

At December 31, 2003, our litigation support services subsidiary, remains our only operating subsidiary in discontinued operations.

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

Exclusive of ArmorGroup Integrated Systems, cost of sales increased $3.9 million, or 6.8%, to $61.6 million for fiscal 2003 compared to $57.7 million for fiscal 2002. Exclusive of ArmorGroup Integrated Systems, cost of sales as a percentage of total revenue from discontinued operations decreased to 68.2% of total revenues from discontinued operations for fiscal 2003 from 70.4% for fiscal 2002. This decrease in cost of sales as a percentage of total revenue from discontinued operations was primarily a result of the proportion of the revenue growth coming from expatriate intensive security contracts in Iraq and continued high margin training contracts.

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

FISCAL 2002 AS COMPARED TO FISCAL 2001

Net (loss) income. Net income decreased $27.8 million to a net loss of $17.7 million for fiscal 2002 compared to net income of $10.1 million for the year ended December 31, 2001 ("fiscal 2001"). Income from continuing operations and the loss from discontinued operations was $21.3 million and $39.0 million respectively for fiscal 2002, compared to income from continuing operations of $14.7 million and a loss from discontinued operations of $4.6 million for fiscal 2001. The increase in income from continuing operations relates primarily to the inclusion of the Mobile Security Division for a full year in 2002 versus four months in 2001.

CONTINUING OPERATIONS

Aerospace & Defense revenues. Our Aerospace & Defense Group revenues increased $41.2 million, or 226.9%, to $59.3 million in fiscal 2002, compared to $18.1 million in fiscal 2001. The Aerospace & Defense Group was created with the acquisition of Simula on December 9, 2003. The Aerospace & Defense Group also includes the military business of the Mobile Security Division, including armor and blast protection systems for M1114 Up-Armored HMMWVs, and the SAPI business generated from our Protech subsidiary. The historical results of these businesses have been reclassified to the Aerospace & Defense Group. Revenues for fiscal 2001 included only four months of operations after the acquisitions of O'Gara-Hess & Eisenhardt Armoring Company, The O'Gara Company, and O'Gara Security Associates, Inc. in August 2001.

Products Division revenues. Our Products Division revenues increased $30.0 million, or 20.1%, to $179.9 million in fiscal 2002, compared to $149.9 million in fiscal 2001. For fiscal 2002, Products Division revenue increased 14.4% internally, including year over year changes in acquired businesses, and 5.7% due to a series of small strategic "tuck-in" acquisitions including Identicator, Inc. ("Identicator"), Guardian Personal Security Products, Inc. ("Guardian"), Speedfeed, Inc. ("Speedfeed"), the Foldable Products Group ("Foldable"), Evi-Paq, Inc. ("Evi-Paq") B-Square, Inc. ("B-Square") and 911 Emergency Products ("911"). Products Division revenues include $16.8 million and $7.2 million from Cyconics International Training Services, Inc., our US based training company, for the years ended fiscal 2002 and fiscal 2001, respectively. In our filings prior to June 30, 2002, we reported Cyconics International Training Services, Inc. as a part of our Services Division.

Mobile Security Division revenues. Our Mobile Security Division revenues increased $36.8 million, or 126.4% to $65.9 million in fiscal 2002, compared to $29.1 million in fiscal 2001. Revenues for fiscal 2001 included only four months of operations after the acquisitions of O'Gara-Hess & Eisenhardt Armoring Company, The O'Gara Company, and O'Gara Security Associates, Inc. in August 2001. Revenues in fiscal 2002 include $3.3 million related to the acquisition of Trasco Bremen in September 2002. On a pro forma basis, Mobile Security Division revenue increased 17.7% internally from approximately $106.3 million during fiscal 2001.

Cost of sales. Cost of sales increased $84.4 million, or 66.8%, to $210.7 million for fiscal 2002 compared to $126.3 million for fiscal 2001. This increase was due primarily to the acquisition of O'Gara as well as overall revenue growth for fiscal 2002 compared to fiscal 2001. As a percentage of total revenues, cost of sales increased to 69.1% of total revenues for fiscal 2002 from 64.1% for fiscal 2001. This increase as a percentage of total revenues was partially due to the full year inclusion in 2002 of the O'Gara acquisition, and partially to reduced Products Division margins as discussed below . O'Gara operates at lower average gross margins than the Products Division.

Gross margins in the Aerospace & Defense Group were 28.3% for fiscal 2002 compared to 26.6% for fiscal 2001 primarily due to production efficiencies related to reduced labor hours and overhead costs on the M1114 Up-armored HMMWV program as well as higher margins on foreign sales of M1114 Up-Armored HMMWVs.

Gross margins in the Products Division were 36.4% compared to 39.3% reported in the same period last year. The Products Division consists of a portfolio of law enforcement products, each of which is manufactured and sold at different margins. In any given period, the Products Division weighted average gross margins will fluctuate based upon the relative volume of products sold during the period. Lower gross margins during fiscal 2002 in the Products Division were partially attributable to product mix, as well as to short term increases in manufacturing costs and a raw material supply issue in the division's body armor operations during the first half of 2002.

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

Gross margins in the Mobile Security Division were 18.3% in fiscal 2002 compared to 24.2% in fiscal 2001, which included only four months since its acquisition in August 2001. The decrease in gross margins in the Mobile Security Division was primarily due to a less favorable mix of commercial vehicle sales compared to the same period in the prior year, a heavier mix of "lower margin" cash-in-transit vehicles in 2002 compared to 2001, and a larger number of base unit sales included in revenue in fiscal 2002. Base units are the unarmored OEM produced vehicle, which can either be purchased directly by the Company and resold; or purchased directly by our customer, in which case the base unit cost is not included in our revenues.

Operating expenses. Operating expenses increased $11.2 million, or 28.9%, to $49.8 million (16.3% of total revenues) for fiscal 2002 compared to $38.7 million (19.6% of total revenues) for fiscal 2001. This increase was primarily due to the operating expenses associated with the operations of O'Gara, acquired in August 2001, which were not included for the full year ended December 31, 2001. Operating expenses also increased in the Products Division primarily due to operating expenses associated with acquired companies and from internal growth of the business. Operating expenses as a percent of sales decreased because the acquired O'Gara business operates with a lower level of operating expenses as a percentage of sales than does the Products Division. We expect to see an increase in corporate operating expense during 2003 because we will incur significant increases in insurance expenses, government affairs and lobbying efforts, internal audit, information technology and increased legal and accounting costs associated with legal compliance.

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

Integration and other charges. Integration and other charges increased $2.6 million, or 79.8%, to $5.9 million for fiscal 2002 compared to $3.3 million in fiscal 2001. These charges relate primarily to the integration of the Aerospace & Defense Group and Mobile Security Division, as well as other acquisitions completed in 2001 and 2002. 2002 integration and other charges also included certain expenses related to the integration of our body armor operations, as well as direct costs and expenses associated with potential acquisitions that did not close.

Operating income. Operating income from continuing operations increased $11.7 million to $38.4 million for fiscal 2002 compared to $ 26.7 million in fiscal 2001 due to the factors discussed above. Cyconics International Training Services, Inc. contributed operating income that was previously reported as a part of the Services Division of $1.7 million and $1.2 million for the years ended December 31, 2002 and 2001, respectively.

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

QUARTER ENDED

                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   Dec 31,    Sept 30,      Jun 30,      Mar 31,     Dec 31,     Sept 30,      Jun 30,     Mar 31,
                                    2003         2003        2003         2003         2002        2002         2002         2002
                                 ------------ ----------- ------------ ------------ ----------- ------------ ------------ ----------
Revenues:
  Aerospace & Defense               $ 38,834    $ 21,136      $15,793      $15,910    $ 16,652     $ 16,889     $ 10,147    $ 15,630
  Products                            50,802      49,804       49,347       44,007      48,897       49,047       43,057      38,945
  Mobile Security                     22,521      19,942       16,519       20,557      17,802       14,621       18,401      15,029
                                 ------------ ----------- ------------ ------------ ----------- ------------ ------------ ----------
Total Revenue                        112,157      90,882       81,659       80,474      83,351       80,557       71,605      69,604
Operating income                       8,381      12,512        6,010        8,826      10,815       10,337        8,168       9,045
Interest expense, net                  1,721       1,475          437          379         254          343          284          42
Other expense (income), net              327          96           16           69         128         (13)            -        (64)
                                 ------------ ----------- ------------ ------------ ----------- ------------ ------------ ----------
Income from continuing                 6,333      10,941        5,557        8,378      10,433       10,007        7,884       9,067
operations before taxes
Provision for income taxes             4,159       4,832        2,079        3,133       2,451        7,043        3,060       3,500
                                 ------------ ----------- ------------ ------------ ----------- ------------ ------------ ----------
Income from continuing                 2,174       6,109        3,478        5,245       7,982        2,964        4,824       5,567
operations
                                 ------------ ----------- ------------ ------------ ----------- ------------ ------------ ----------
(Loss) income from
discontinued operations, net
of (benefit) provision for           (7,103)           6        1,135        (158)    (20,999)     (17,671)        (749)         393
income taxes
                                 ------------ ----------- ------------ ------------ ----------- ------------ ------------ ----------
Net (loss) income                   $(4,929)      $ 6,115      $4,613      $ 5,087   $(13,017)    $(14,707)       $4,075      $5,960
                                 ============ =========== ============ ============ =========== ============ ============ ==========


Net income/(loss) per common
share - Basic
Income from continuing               $  0.08       $0.22        $0.13        $0.18      $ 0.27       $ 0.10       $ 0.15      $ 0.18
operations
Loss from discontinued                (0.25)        0.00         0.04       (0.01)      (0.71)       (0.60)       (0.02)        0.01
operations
                                 ------------ ----------- ------------ ------------ ----------- ------------ ------------ ----------
Basic (loss) earnings per share     $ (0.17)       $0.22        $0.17        $0.17    $ (0.44)     $ (0.50)       $ 0.13      $ 0.19
                                 ============ =========== ============ ============ =========== ============ ============ ==========
Net income/(loss) per common
share - Diluted
Income from continuing               $  0.07       $0.22        $0.13        $0.18      $ 0.27       $ 0.10       $ 0.15      $ 0.18
operations
Loss from discontinued                (0.24)        0.00         0.04       (0.01)      (0.71)       (0.59)       (0.02)        0.01
operations
                                 ------------ ----------- ------------ ------------ ----------- ------------ ------------ ----------
Diluted (loss) earnings per         $ (0.17)       $0.22        $0.17        $0.17    $ (0.44)     $ (0.49)       $ 0.13       $0.19
share
                                 ============ =========== ============ ============ =========== ============ ============ ==========

Weighted average common shares
outstanding
Basic                                 28,195      27,811       27,555       28,964      29,456      29,708       31,193       31,030
Diluted                               29,364      28,249       27,836       29,111      29,623      30,037       32,110       31,986

Revenues:
  Aerospace & Defense                  34.6%       23.3%        19.4%        19.8%       20.0%        21.0%        14.2%       22.5%
  Products                             45.3%       54.8%        60.4%        54.7%       58.7%        60.9%        60.1%       56.0%
  Mobile Security                      20.1%       21.9%        20.2%        25.5%       21.3%        18.1%        25.7%       21.5%
                                 ------------ ----------- ------------ ------------ ----------- ------------ ------------ ----------
Total revenue                         100.0%      100.0%       100.0%       100.0%      100.0%       100.0%       100.0%      100.0%
Operating income                        7.5%       13.7%         7.3%        11.0%       13.0%        12.8%        11.4%       13.0%
Interest expense, net                   1.5%        1.6%         0.5%         0.5%        0.3%         0.4%         0.4%        0.1%
Other expense (income), net             0.3%        0.1%         0.0%         0.1%        0.2%         0.0%         0.0%      (0.1%)
                                 ------------ ----------- ------------ ------------ ----------- ------------ ------------ ----------
Income from continuing                  5.6%       12.0%         6.8%        10.4%       12.5%        12.4%        11.0%       13.0%
operations before taxes
Provision for income taxes              3.7%        5.3%         2.5%         3.9%        2.9%         8.7%         4.3%        5.0%
                                 ------------ ----------- ------------ ------------ ----------- ------------ ------------ ----------
Income from continuing                  1.9%        6.7%         4.3%         6.5%        9.6%         3.7%         6.7%        8.0%
operations
(Loss) income from
discontinued operations before       (16.0%)        1.8%         2.3%         0.1%     (28.6%)      (21.1%)       (1.1%)        0.4%
income taxes
(Benefit) provision for income        (9.7%)        1.8%         0.9%         0.3%      (3.4%)         0.8%       (0.1%)      (0.2%)
taxes
                                 ------------ ----------- ------------ ------------ ----------- ------------ ------------ ----------
(Loss) income from                    (6.3%)        0.0%         1.4%       (0.2%)     (25.2%)      (21.9%)       (1.0%)        0.6%
discontinued operations
                                 ------------ ----------- ------------ ------------ ----------- ------------ ------------ ----------
Net (loss) income                     (4.4%)        6.7%         5.7%         6.3%     (15.6%)      (18.3%)         5.7%        8.6%
                                 ============ =========== ============ ============ =========== ============ ============ ==========

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

On August 12, 2003, we completed a private placement of $150 million aggregate principal amount of 8.25% Senior Subordinated Notes due 2013 (the "Notes"). The Notes are guaranteed by all of our domestic subsidiaries, excluding for Cyconics International Training Services, Inc., on a senior subordinated basis. The Notes have been sold to qualified institutional investors in reliance on Rule 144A of the Securities Act of 1933, as amended, and to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933, as amended. The Notes were rated B1/B+ by Moody's Investors' Service and Standard & Poor's Rating Services, respectively. During 2003, we used a portion of the funds to acquire Simula, Inc. and Hatch Imports, Inc., and we intend to use the remaining proceeds of the offering to fund acquisitions, repay a portion of our outstanding debt and for general corporate and working capital purposes, including the funding of capital expenditures.

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

                                                       DECEMBER 31, 2001
                                                     (in thousands, except
                                                        per share data)
Reported net income                                                 $10,128
Add back goodwill amortization, net of tax                            3,044
                                                     -----------------------
 Actual/pro forma adjusted net income                               $13,172
                                                     ======================
Basic earnings per share
  Reported basic income per share                                    $ 0.42
  Goodwill amortization, net of tax                                    0.13
                                                     -----------------------
  Actual/pro forma basic income per share                            $ 0.55
                                                     ======================
Diluted earnings per share
  Reported diluted income per share                                 $  0.41
  Goodwill amortization, net of tax                                    0.12
                                                     -----------------------

  Actual/pro forma diluted income per share                         $  0.53
                                                     ======================

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

In December 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (revised December 2003) (FIN 46(R)). The provisions of FIN 46(R) are as follows:

            o Provides that the condition that would preclude an enterprise from applying the scope exception of FIN 46 for certain entities that are businesses if that enterprise and/or its related parties participated significantly in the design or redesign of the entity should not apply if the entity is a franchisee.
            o An enterprise shall not consolidate a governmental organization and shall not consolidate a financing entity established by a governmental organization unless the financing entity (a) is not a governmental organization and (b) is used by the business enterprise in a manner similar to a variable interest entity in an effort to circumvent the provisions of Interpretation 46(R).
            o A troubled debt restructuring, as defined in paragraph 2 of FASB
              Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, as amended, shall be accounted for in accordance with that Statement and is not an event that requires the reconsideration of whether the entity involved is a variable interest entity or whether an enterprise with a variable interest in a variable interest entity is the primary beneficiary of that entity.
            o Provides that an enterprise with an interest in an entity to which the provisions of FIN 46 have not been applied as of December 24, 2003, shall apply FIN 46 or FIN 46(R) to that entity in accordance with the effective date provisions of FIN 46(R) as described below.
            o FIN 46(R) should be applied no later than the end of the first reporting period that ends after March 15, 2004 (as of March 31, 2004 for the Company). However, prior to the required application of FIN 46(R), the Company must apply FIN 46 or FIN 46(R) to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003 for the Company).

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations as of December 31, 2003:

        CONTRACTUAL OBLIGATIONS                                   PAYMENT DUE BY PERIOD
                                                                  ---------------------
                                                        Less than 1                                 More than 5
                                            Total           year       1 - 3 years   3 - 5 years       years
                                        -------------- --------------- ------------- ------------ ----------------
Long-term debt obligations                   $190,407         $32,107       $ 1,250      $ 1,307         $155,743
Operating lease obligations                    19,719           3,417         3,908        3,073            9,321
Other long-term liabilities                    10,208               -         1,614        7,558            1,036
                                        -------------- --------------- ------------- ------------ ----------------
Total                                        $220,334         $35,524       $ 6,772     $ 11,938         $166,100
                                        ============== =============== ============= ============ ================

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the periods covered by this Annual Report on Form 10-K/A.

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K


(a) The following financial statements (which appear sequentially beginning at page number F-1) are included in this report on Form 10-K/A. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.


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

(c)        Exhibits

          The following Exhibits are hereby filed as part of this Annual Report on Form 10-K/A:

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



ARMOR HOLDINGS, INC.

     Report of Independent Certified Public Accountants                                                  F-2

     Consolidated Balance Sheets                                                                         F-3

     Consolidated Statements Of Operations                                                               F-4

       Consolidated Statements of Stockholders' Equity and                                               F-5
                Comprehensive Income (Loss)

     Consolidated Statements of Cash Flow                                                                F-6

     Notes to the Consolidated Financial Statements                                                   F-7 - F-46

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

As discussed in Note 12 to the consolidated financial statements, the Company has restated its consolidated financial statements for each of the three years in the period ended December 31, 2003 to reflect their new segment reporting format.


PricewaterhouseCoopers LLP
February 20, 2004, except as
to Notes 11 and 20, for which
the date is April 19, 2004

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2003 AND DECEMBER 31, 2002
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                    DECEMBER 31, 2003          DECEMBER 31, 2002
                                                                                  -----------------------   ------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                  $ 111,850                   $ 12,913
    Restricted cash                                                                                2,600                          -
    Accounts receivable (net of allowance for doubtful accounts of $1,673
         and $1,428)                                                                              72,635                     58,513
    Costs and earned gross profit in excess of billings                                                -                        234
    Inventories                                                                                   80,527                     62,330
    Prepaid expenses and other current assets                                                     22,032                     12,212
    Current assets of discontinued operations (Note 2)                                               753                     28,825
                                                                                  -----------------------   ------------------------
Total current assets                                                                             290,397                    175,027

Property and equipment (net of accumulated depreciation of $19,046 and
$12,919)                                                                                          57,576                     47,136
Goodwill (net of accumulated amortization of $4,024 and $4,024)                                  175,707                     98,736
Patents, licenses and trademarks (net of accumulated amortization of $2,627                       44,174                      7,521
and $2,169)
Long-term assets of discontinued operations (Note 2)                                               1,603                     30,285
Other assets                                                                                      16,169                      9,048
                                                                                  -----------------------   ------------------------

Total assets                                                                                   $ 585,626                   $367,753
                                                                                  =======================   ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                          $  32,107                   $  1,813
    Short-term debt                                                                                  498                        599
    Accounts payable                                                                              30,304                     23,770
    Accrued expenses and other current liabilities                                                58,218                     25,116
    Income taxes payable                                                                               -                      5,913
    Current liabilities of discontinued operations (Note 2)                                          626                     17,225
                                                                                  -----------------------   ------------------------
Total current liabilities                                                                        121,753                     74,436

Long-term debt, less current portion                                                             158,300                      5,072
Other long-term liabilities                                                                       10,208                          -
Long-term liabilities of discontinued operations (Note 2)                                              -                        168
                                                                                  -----------------------   ------------------------
Total liabilities                                                                                290,261                     79,676

Commitments and contingencies (Note 11)

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized; no
       shares issued and outstanding                                                                   -                          -
   Common stock, $.01 par value; 50,000,000 shares authorized;
       34,337,034 and 33,593,977 issued; 28,276,812 and 29,456,692
       outstanding at December 31, 2003 and December 31, 2002, respectively                          344                        336
   Additional paid-in capital                                                                    318,460                    307,487
   Retained earnings                                                                              44,942                     34,056
   Accumulated other comprehensive income (loss)                                                   3,936                    (4,169)
   Treasury stock                                                                               (72,317)                   (49,633)
                                                                                  -----------------------   ------------------------
       Total stockholders' equity                                                                295,365                    288,077
                                                                                  -----------------------   ------------------------

Total liabilities and stockholders' equity                                                     $ 585,626                   $367,753
                                                                                  =======================   ========================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                DECEMBER 31, 2003     DECEMBER 31, 2002     DECEMBER 31, 2001
                                                              -------------------   -------------------   -------------------
REVENUES:

  Aerospace & Defense                                                    $ 91,673             $  59,318            $ 18,145
  Products                                                                193,960               179,946             149,868
  Mobile Security                                                          79,539                65,853              29,087
                                                              --------------------  --------------------  --------------------
  Total Revenues                                                          365,172               305,117             197,100
                                                              --------------------  --------------------  --------------------

COSTS AND EXPENSES:
  Cost of sales                                                           253,586               210,745             126,330
  Operating expenses                                                       62,795                49,836              38,659
  Amortization                                                                489                   245               2,142
  Integration and other charges                                            12,573                 5,926               3,296
                                                              --------------------  --------------------  --------------------

OPERATING INCOME                                                           35,729                38,365              26,673

  Interest expense, net                                                     4,012                   923               3,864
  Other expense (income), net                                                 508                    51                (82)
                                                              --------------------  --------------------  --------------------

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
INCOME TAXES                                                               31,209                37,391              22,891
                                                                           14,203                16,054               8,207
PROVISION FOR INCOME TAXES
                                                              --------------------  --------------------  --------------------
INCOME FROM CONTINUING OPERATIONS                                          17,006                21,337              14,684
DISCONTINUED OPERATIONS (NOTE 2):
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT              (6,120)              (39,026)             (4,556)
                                                              --------------------  --------------------  --------------------
NET INCOME (LOSS)                                                        $ 10,886             $(17,689)            $ 10,128
                                                              ====================  ====================  ====================


NET INCOME (LOSS) PER COMMON SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS                                        $   0.61             $   0.70             $   0.61

LOSS FROM DISCONTINUED OPERATIONS                                          (0.22)                (1.28)               (0.19)
                                                              --------------------  --------------------  --------------------
                                                                         $   0.39             $  (0.58)            $   0.42
BASIC INCOME (LOSS) PER SHARE
                                                              ====================  ====================  ====================

NET INCOME (LOSS) PER COMMON SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS                                        $   0.59             $   0.69             $   0.59

LOSS FROM DISCONTINUED OPERATIONS                                          (0.21)                (1.26)               (0.18)
                                                              --------------------  --------------------  --------------------
                                                                         $   0.38             $  (0.57)            $   0.41
DILUTED INCOME (LOSS) PER SHARE
                                                              ====================  ====================  ====================

                                                                           28,175                30,341              23,932
WEIGHTED AVERAGE SHARES - BASIC
                                                              ====================  ====================  ====================

WEIGHTED AVERAGE SHARES - DILUTED                                          28,954                30,957              24,768

                                                              ====================  ====================  ====================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                    COMMON STOCK                                        ACCUMULATED
                                 --------------------  ADDITIONAL                          OTHER
                                              PAR        PAID-IN        RETAINED       COMPREHENSIVE       TREASURY
                                  SHARES     VALUE       CAPITAL        EARNINGS       (LOSS) INCOME        STOCK         TOTAL
                                 --------- ----------- --------------  ------------  ------------------  ------------- ---------

Balance, December 31, 2000         25,064       $250        $150,254       $43,663            $(1,684)      $(25,712)      $166,771
Exercise of stock options and       1,063         11          10,101                                                         10,112
distribution of stock awards
Tax benefit from exercises of
options                                                        3,116                                                          3,116
Issuance of treasury shares
for exercises of options            (119)        (1)           (123)       (2,046)                              2,856           686
Issuance of common stock            5,765         58         117,969                                                        118,027
Issuance of stock for
acquisitions and additional
consideration for earnouts          1,293         13          20,678                                                         20,691
Repurchase of stock                                                                                             (723)         (723)
                                                                                                                       -------------
Comprehensive income:
Net income                                                                  10,128                                           10,128
Foreign currency translation
adjustments, net of taxes of                                                                   (2,789)                      (2,789)
$713
                                                                                                                       -------------

Total comprehensive income                                                                                                    7,339
                                 --------- ------------- ------------  ------------  ------------------  ------------- -------------
Balance, December 31, 2001         33,066        331         301,995        51,745             (4,473)       (23,579)       326,019
Exercise of stock options and         528          5           4,135                                                          4,140
distribution of stock awards
Tax benefit from exercises of
options                                                          832                                                            832
Sale of put options                                              525                                                            525
Repurchase of stock                                                                                          (26,054)      (26,054)
                                                                                                                       -------------
Comprehensive loss:
Net loss                                                                  (17,689)                                         (17,689)
Foreign currency translation
adjustments, net of taxes of                                                                       304                          304
$364
                                                                                                                       -------------

Total comprehensive loss                                                                                                   (17,385)
                                 --------- ------------ -------------  ------------  ------------------  ------------- -------------

Balance, December 31, 2002         33,594        336         307,487        34,056             (4,169)       (49,633)       288,077
Exercise of stock options and         743          8           9,028                                                          9,036
distribution of stock awards
Tax benefit from exercises of
stock options                                                  1,136                                                          1,136
Extension of stock options
related to termination of
former Chief Executive Officer                                   809                                                            809
Repurchase of stock                                                                                          (22,684)      (22,684)
Comprehensive income:
                                                                                                                       -------------
Net income                                                                  10,886                                           10,886
Sale of ArmorGroup                                                                               3,231                        3,231
Foreign currency translation
adjustments                                                                                      4,874                        4,874
                                                                                                                       -------------

Total comprehensive income                                                                                                   18,991
                                 --------- ----------  --------------  ------------  ------------------  ------------- -------------

Balance, December 31, 2003         34,337       $344        $318,460       $44,942              $3,936     $ (72,317)      $295,365
                                 ========= ==========  ==============  ============  ==================  ============= =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                                               YEAR ENDED
                                                                         --------------------------------------------------------
                                                                         DECEMBER 31, 2003  DECEMBER 31, 2002  DECEMBER 31, 2001
                                                                         ----------------- ------------------ -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                            $   17,006            $ 21,337        $   14,684
  Adjustments to reconcile income from continuing operations to cash provided by operating activities:
      Depreciation and amortization                                                 7,608               5,580             5,614
      Loss on disposal of fixed assets                                                327                 200               191
      Deferred income taxes                                                         5,025                 359              (373)
      Non-cash termination charge                                                   2,093                   -                 -
      Non-cash restricted stock unit award                                          7,266                   -                 -
  Changes in operating assets and liabilities, net of
         acquisitions:
      Increase in accounts receivable                                                (995)            (2,554)           (14,880)
      Increase in inventories                                                      (2,501)            (9,381)            (3,948)
      (Increase) decrease in prepaid expenses and
      other assets                                                                 (2,381)            (2,246)             1,049
      Increase (decrease) in accounts payable, accrued
         expenses and other current liabilities                                    17,043             (3,754)             7,181
      Increase in income taxes payable                                                361               6,745             6,667
                                                                         ------------------ ------------------ ------------------
      Net cash provided by operating activities                                    50,852              16,286            16,185
                                                                         ------------------ ------------------ ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of patents and trademarks                                                (185)               (69)                 -
   Purchase of property and equipment                                              (8,684)            (5,902)            (5,644)
   Increase in restricted cash                                                     (2,600)                  -                 -
   Additional consideration for purchased businesses                               (1,026)            (9,375)            (3,270)
   Proceeds from sale of equity securities                                              -                   -               843
   Proceeds from sale of business                                                  31,361                   -                 -
   Purchase of businesses, net of cash acquired                                   (90,512)            (8,818)           (39,365)
                                                                         ------------------ ------------------ ------------------
   Net cash used in investing activities                                          (71,646)           (24,164)           (47,436)
                                                                         ------------------ ------------------ ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock                                           -                   -           117,979
   Proceeds from the exercise of stock options                                      8,471               4,227            10,160
   Repurchases of treasury stock                                                  (22,684)           (26,054)              (723)
   Proceeds from the sale of put options                                                -                 525                 -
   Proceeds from issuance of treasury shares for the exercise
        of stock options                                                                -                   -               686
   Cash paid for deferred loan costs                                                    -                   -              (545)
   Cash paid for financing costs                                                   (4,599)              (326)                 -
   Borrowings of long-term debt                                                   148,278                   -                 -
   Repayments of long-term debt                                                    (1,688)              (730)              (676)
   Repayments of debt assumed in acquisitions                                           -                   -            (1,315)
   Borrowings under line of credit                                                 31,830              32,372            98,286
   Repayments under line of credit                                                (32,098)           (32,447)          (130,981)
                                                                         ------------------ ------------------ ------------------

   Net cash provided by (used in) financing activities                            127,510            (22,433)            92,871

   Effect of exchange rate changes on cash and
        cash equivalents                                                              833               (126)            (1,459)
   Net cash used in discontinued operations                                        (8,612)            (4,139)           (14,336)
                                                                         ------------------ ------------------ ------------------

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            98,937            (34,576)            45,825
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  12,913              47,489             1,664
                                                                         ------------------ ------------------ ------------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    111,850             $12,913         $  47,489
                                                                         ================== ================== ==================

   CASH AND CASH EQUIVALENTS, END OF PERIOD
       CONTINUING OPERATIONS                                                 $    111,850             $12,913         $  47,489
       DISCONTINUED OPERATIONS                                                         76               3,638             6,230
                                                                         ------------------ ------------------ ------------------
                                                                             $    111,926             $16,551         $  53,719
                                                                         ================== ================== ==================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1.   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and nature of business. Armor Holdings, Inc. (the "Company" or "Armor") is a leading manufacturer and provider of specialized security products; training and support services related to these products; vehicle armor systems; military helicopter seating systems, aircraft and land vehicle armor systems; protective equipment for military personnel; and other technologies used to protect humans in a variety of life-threatening or catastrophic situations. Our products, vehicle armor systems and human safety and survival systems are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as governmental agencies, multinational corporations and individuals. Effective in the first quarter 2004, we instituted a new segment reporting format to include three reportable business divisions: Aerospace & Defense Group, the Products Division and the Mobile Security Division. The Aerospace & Defense Group was formed upon the completion of our acquisition of Simula, Inc. on December 9, 2003, and results have been included herein since the acquisition date. The Aerospace & Defense Group also includes the military business, including armor and blast protection systems for M1114 Up-Armored HMMWVs, and other military vehicle armor programs, which previously were included in the Mobile Security Division. The Aerospace & Defense Group also includes the SAPI plate produced by our Protech subsidiary in Pittsfield, Massachusetts, which was previously reported as part of the Products Division. The historical results of these businesses have been reclassified as part of the Aerospace & Defense Group. This reporting change was made to better reflect management's approach to operating and directing the businesses, and, in certain instances, to align financial reporting with our market and customer segments. Prior period segment data has been restated to conform to the 2003 presentation. ArmorGroup Services has been classified as discontinued operations. The amounts disclosed in the footnotes are related to continuing operations unless otherwise indicated.

CONTINUING OPERATIONS

Aerospace & Defense. Our Aerospace & Defense Group supplies human safety and survival systems to the U.S. military, and major Aerospace & Defense prime contractors. Our core markets are military aviation safety, military personnel safety, and land and marine safety. Under the brand name O'Gara-Hess & Eisenhardt, we are the sole-source provider to the U.S. military of the armor and blast protection systems for M1114 Up-Armored HMMWVs. We are also under contract with the U.S. Army to provide spare parts, logistics and ongoing field support services for the currently installed base of approximately 4,415 Up-Armored HMMWVs. Additionally, we provide blast and ballistic protection kits for the standard HMMWVs, which are installed on existing equipment in the field. Our Aerospace & Defense Group is also subcontracted to develop a ballistic and blast protected armored and sealed truck cab for the High Mobility Artillery Rocket System (HIMARS), a program recently transitioned by the U.S. Army and U.S. Marine Corps from developmental to a low rate of initial production, deliveries of which commenced in 2003. We also supply armor sub-systems for other tactical wheeled vehicles. Through Simula, we provide military helicopter seating systems, helicopter cockpit airbag systems, aircraft and land vehicle armor kits, body armor and other protective equipment for military personnel, emergency bailout parachutes and survival ensembles worn by military aircrew. The primary customers for our products are the U.S. Army, U.S. Marine Corps, Boeing, and Sikorsky Aircraft. Most of Simula's aviation safety products are provided on a sole source basis. The U.S. armed forces have adopted ceramic body armor as a key element of the protective ensemble worn by our troops in Iraq and Afghanistan. Simula was the developer of this specialized product called SAPI, and is the largest supplier to U.S. forces.

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

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

At December 31, 2003, our litigation support services subsidiary remains as our only operating discontinued operations subsidiary. We are actively attempting to sell this business.

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

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

We record Aerospace & Defense Group revenue related to government contracts which results principally from fixed price contracts and is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, all of these conditions are met when the Company ships products to its customers. M1114 Up-Armored HMMWV units sold to the U.S. Government are considered sold when the onsite Department of Defense officer finishes the inspection of the M1114 Up-Armored HMMWV and approves it for delivery. Revenues related to nonrefundable license fees that are payable at the initiation of a licensing agreement are recognized immediately in income when received or when collectibility is reasonably assured, provided that there are no future obligations or performance requirements. Non-refundable license fees that are in essence, a prepayment of future royalties, are recognized as revenue on a straight-line basis over the term of the initial license.

We record revenue of the Aerospace & Defense Group and Mobile Security Division when the vehicle is shipped, except for larger commercial contracts typically longer than four months in length and the contract for the delivery of M1114 Up-Armored HMMWVs to the U.S. Government, which continues through 2005. Revenue from such contracts is recognized on the percentage of completion, units-of-work performed method. Should such contracts be in a loss position, the entire estimated loss would be recognized for the balance of the contract at such time. Current contracts are profitable.

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

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

If compensation cost for stock option grants had been determined based on the fair value on the grant dates for 2003, 2002 and 2001 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                   2003              2002            2001
                                                              ----------------  ---------------  --------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
        Net income as reported                                       $ 10,886       $ (17,689)       $ 10,128
        Deduct:  Total stock-based employee compensation
        expense determined under fair value based method
        for all awards, net of related tax effects
                                                                       (4,157)         (5,053)         (2,435)
                                                              ----------------  ---------------  --------------
                                                                     $  6,729       $ (22,742)       $  7,693
                                                              ================  ===============  ==============
        Earnings per share:
          Basic - as reported                                        $   0.39       $   (0.58)       $   0.42
                                                              ================  ===============  ==============
          Basic - pro forma                                          $   0.24       $   (0.75)       $   0.32
                                                              ================  ===============  ==============

          Diluted - as reported                                      $   0.38       $   (0.57)       $   0.41
                                                              ================  ===============  ==============
          Diluted - pro forma                                        $   0.23       $   (0.74)       $   0.31
                                                              ================  ===============  ==============

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

                                                        DECEMBER 31, 2001
                                                        -------------------

                                                          (in thousands,
                                                         except per share
                                                               data

Reported net income                                                $10,128
Add back goodwill amortization, net of tax                           3,044
                                                        -------------------
 Actual/pro forma adjusted net income                              $13,172
                                                        ===================

Basic earnings per share
  Reported basic income per share                                  $  0.42
  Goodwill amortization, net of tax                                   0.13
                                                        -------------------
  Actual/pro forma basic income per share                          $  0.55
                                                        ===================

Diluted earnings per share
  Reported diluted income per share                                $  0.41
  Goodwill amortization, net of tax                                   0.12
                                                        -------------------
  Actual/pro forma diluted income  per share                       $  0.53
                                                        ===================

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

In December 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (revised December 2003) ("FIN 46(R)"). The provisions of FIN 46(R) are as follows:

            o Provides that the condition that would preclude an enterprise from applying the scope exception of FIN 46 for certain entities that are businesses if that enterprise and/or its related parties participated significantly in the design or redesign of the entity should not apply if the entity is a franchisee.
            o An enterprise shall not consolidate a governmental organization and shall not consolidate a financing entity established by a governmental organization unless the financing entity (a) is not a governmental organization and (b) is used by the business enterprise in a manner similar to a variable interest entity in an effort to circumvent the provisions of Interpretation 46(R).
            o A troubled debt restructuring, as defined in paragraph 2 of FASB
              Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, as amended, shall be accounted for in accordance with that Statement and is not an event that requires the reconsideration of whether the entity involved is a variable interest entity or whether an enterprise with a variable interest in a variable interest entity is the primary beneficiary of that entity.
            o Provides that an enterprise with an interest in an entity to which the provisions of FIN 46 have not been applied as of December 24, 2003, shall apply FIN 46 or FIN 46(R) to that entity in accordance with the effective date provisions of FIN 46(R) as described below.
            o FIN 46(R) should be applied no later than the end of the first reporting period that ends after March 15, 2004 (as of March 31, 2004 for the Company). However, prior to the required application of FIN 46(R), the Company must apply FIN 46 or FIN 46(R) to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003 for the Company).

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

On July 15, 2002, we announced plans to sell the Services division and the retention of Merrill Lynch & Company to assist in the sale. In accordance with Statement of Accounting Standards 144, Accounting for Impairment or Disposal of Long-Lived Assets, the assets and liabilities of the Services division have been classified as held for sale, with its operating results in the current and prior periods reported in discontinued operations for the year ended December 31, 2003, 2002 and 2001. Cyconics International Training Services, Inc., a subsidiary providing certain training services, formerly reported as a part of the Services Division is not included in the amounts classified as assets held for sale. The assets and liabilities as well as the operating results of Cyconics International Training Services, Inc. have been reclassified to the Products Division where management oversight currently resides.

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

At December 31, 2003, our litigation support services subsidiary remains in discontinued operations. The actual proceeds from the disposal of this business may differ materially from our current estimates and therefore could result in either a gain or a loss upon final disposal. We are actively attempting to sell this business.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following is a summary of the operating results of the discontinued operations for the years ended December 31, 2003, 2002 and 2001.


                                                     DECEMBER 31, 2003     DECEMBER 31, 2002     DECEMBER 31, 2001
                                                     ------------------   -------------------   -------------------
                                                                             (IN THOUSANDS)

Revenue                                                       $  95,124             $  98,263           $  94,928
Cost of sales                                                    66,780                75,779              65,021
                                                     ------------------   -------------------   -------------------
Gross profit                                                     28,344                22,484              29,907
Operating expenses                                               19,910                30,588              24,496
Amortization expense                                                  -                     -               1,519
Charge for impairment of long-lived assets                       21,535                30,296                   -
Restructuring and related charges                                     -                     -              10,257
Integration and other charges                                       776                 2,623                 776
                                                     -------------------  --------------------  --------------------
Operating loss                                                 (13,877)              (41,023)             (7,141)
Interest expense, net                                                16                   346                 143
Other expense (income), net                                         479                    99               (218)
                                                     -------------------  --------------------  --------------------
    Loss from discontinued operations before
    benefit for income taxes
                                                               (14,372)              (41,468)             (7,066)
    Benefit for income taxes  (a)                               (8,252)               (2,442)             (2,510)
                                                     -------------------  --------------------  --------------------
    Loss from discontinued operations                         $ (6,120)             $(39,026)           $ (4,556)
                                                     ===================  ====================  ====================

a) Fiscal 2002 income taxes exclude additional expense of $1,475,000 per paragraphs 26 and 27 of SFAS No. 109 included in income from continuing operations on a consolidated basis. See Note 13.

   The following is a summary of the assets and liabilities of our discontinued operations:

                                                                DECEMBER 31, 2003       DECEMBER 31, 2002
                                                               ---------------------   ---------------------
                                                                            (IN THOUSANDS)
Assets
  Cash and cash equivalents                                                $   76                $  3,638
  Accounts receivable, net                                                    549                  16,228
  Other current assets                                                        128                   8,959
                                                               ---------------------  ----------------------
      Total current assets                                                    753                  28,825
  Property and equipment, net                                               1,206                  12,481
  Goodwill, net                                                               356                  12,995
  Other assets                                                                 41                   4,809
                                                               ---------------------  ----------------------
 Total assets of discontinued operations                                   $2,356                $ 59,110
                                                               =====================  ======================

Liabilities
  Current portion of long-term debt                                        $  125                  $  186
   Short-term debt                                                              -                     350
   Accounts payable                                                             5                   2,405
   Accrued expenses and other current liabilities                             496                  14,284
                                                               ---------------------  ----------------------
       Total current liabilities                                              626                  17,225
   Long-term debt                                                               -                     168
Total liabilities of discontinued operations                               $  626                $ 17,393
                                                               =====================  ======================

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.    COMPREHENSIVE INCOME

The components of comprehensive income (loss), net of tax benefits of zero, $364,000 and $713,000 for the years ended December 31, 2003, 2002 and 2001, are listed below:

                                               DECEMBER 31, 2003  DECEMBER 31, 2002    DECEMBER 31, 2001
                                               ------------------ -------------------  ------------------
                                                                   (IN THOUSANDS)
Net income  (loss)                                      $ 10,886           $(17,689)           $10,128
Other comprehensive income (loss):
   Sale of ArmorGroup                                      3,231                   -                 -
   Foreign currency translations, net of tax               4,874                 304           (2,789)
                                               ------------------ -------------------  ------------------
Comprehensive income (loss)                             $ 18,991           $(17,385)           $ 7,339
                                               ================== ===================  ==================

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

4.     BUSINESS COMBINATIONS

We have completed numerous purchase business combinations for cash and/or shares of our common stock and assumption of liabilities in certain cases. In the three years in the period ended December 31, 2003, the following acquisitions were completed:

                                                         TOTAL             SHARES          VALUE OF
                                                     CONSIDERATION         ISSUED           SHARES
                                                   ------------------------------------------------------
                                                           (IN THOUSANDS, EXCEPT SHARES ISSUED)
2003
----
Aggregate 2003 acquisitions (1)                               $90,512                -                 -
Additional purchase price paid/issued for
deferred consideration                                          1,026                -                 -
                                                   ------------------- ----------------- ----------------
                                                              $91,538                -                 -
                                                   =================== ================= =================

2002
----
Aggregate 2002 acquisitions (2)                               $ 8,818                -                 -
Additional purchase price paid/issued for
acquisition earnouts                                            9,375                -                 -
                                                   ------------------- ---------------- -----------------
                                                              $18,193                -                 -
                                                   =================== ================= =================
2001
-----
Aggregate 2001 acquisitions (3)                               $59,887        1,224,302          $ 19,604
Additional purchase price paid/issued for
acquisition earnouts                                            3,904           68,888             1,087
                                                   ------------------- ---------------- -----------------
                                                              $63,791        1,293,190          $ 20,691
                                                   =================== ================= =================

(1)  Includes Simula, Inc. and Hatch Imports, Inc.
(2) Includes Speedfeed, Inc., Foldable Products Group, B-Square, Inc., Evi-Paq, Inc., Trasco Bremen and 911 Emergency Products.
(3)  Includes O'Gara-Hess & Eisenhardt Companies, Guardian and Identicator.

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

The acquisition was accounted for as a purchase business combination, and accordingly, the results of operations were included in our financial statements after December 9, 2003. The cost to acquire Simula has been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition as follows:

                                                           (IN THOUSANDS)
                                                        ---------------------
         Working capital                                            $  5,027
         Property and equipment                                        5,360
         Other long-term assets                                          434
         Assumed note payable                                       (31,135)
         Assumed long-term liabilities                               (1,704)
         Customer-related intangible                                  25,140
         Technology-related intangible                                 8,814
         Goodwill (Deductible)                                        72,816
                                                        ---------------------
                                                                    $ 84,752

The customer-related intangible asset relates to acquired customer relationships and is being amortized over a 14-year weighted-average useful life on a straight-line basis. The technology-related intangible asset relates to certain acquired technology and is being amortized over an eight-year weighted-average useful life on a straight-line basis.

During 2002, we completed the acquisition of Speedfeed, Inc., Foldable Products Group, B-Square, Inc., Evi-Paq, Inc., Trasco Bremen and 911 Emergency Products.

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

                                                                        2003               2002
                                                                  --------------------------------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Revenues from continuing operations                                  $443,881            $ 379,521
     Net income from continuing operations                                $ 20,212            $  19,935
     Basic earnings per share from continuing operations                  $   0.72            $    0.66
     Diluted earnings per share from continuing operations                $   0.70            $    0.64
     Weighted average shares - basic                                        28,175               30,341
     Weighted average shares - diluted                                      28,954               30,957

The changes in the carrying amount of goodwill for the year ended December 31, 2003, are as follows:

                                       AEROSPACE &           PRODUCTS         MOBILE SECURITY          TOTAL
                                         DEFENSE
                                     --------------    -------------------    ---------------     -------------
                                                           (IN THOUSANDS)
Balance at January 1, 2003                $      -          $ 60,143                $ 38,593         $  98,736
Goodwill acquired during year               72,816             4,262                   (107)            76,971
                                     --------------    -------------------    ---------------     -------------
Balance at December 31, 2003              $ 72,816          $ 64,405                $ 38,486         $ 175,707
                                     ==============    ===================    ===============     =============

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.    INVENTORIES

The components of inventory as of December 31, 2003 and 2002 are as follows:

                                                            2003                2002
                                                      ------------------ --------------------
                                                                  (IN THOUSANDS)
               Raw materials                                   $ 40,397             $ 30,211
               Work-in-process                                   25,422               15,733
               Finished goods                                    14,708               16,386
                                                      ------------------ --------------------
                                                               $ 80,527             $ 62,330
                                                      ================== ====================

6.    PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2003 and 2002 are summarized as follows:

                                              2003                2002
                                       ------------------- --------------------
                                                  (IN THOUSANDS)
Land                                             $  5,940              $ 5,557
Buildings and improvements                         29,776               23,964
Machinery and equipment                            40,906               30,534
                                       ------------------- --------------------
Total                                              76,622               60,055
Accumulated depreciation                         (19,046)             (12,919)
                                       ------------------- --------------------
                                                 $ 57,576             $ 47,136
                                       =================== ====================

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

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2003 and 2002 are summarized as follows:

                                                                               2003             2002
                                                                           -------------- ------------------
                                                                                    (IN THOUSANDS)
                             Accrued expenses                                    $40,787            $16,988
                             Customer deposits                                    14,651              6,302
                             Deferred consideration for acquisitions               2,780              1,826
                                                                           -------------- ------------------
                                                                                 $58,218            $25,116
                                                                           ============== ==================

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.    DEBT

                                                                                           2003            2002
                                                                                     ---------------   -------------
                                                                                              (IN THOUSANDS)
Credit facility (a)                                                                          $    -            $  -
Senior Subordinated Notes (b)                                                               147,600               -
Senior Subordinated Convertible Notes (c)                                                    31,135               -
Ontario Industrial Development Authority Variable Rate Demand Industrial
   Development Revenue Bonds, Series 1989 payable in annual installments of $200
   to $300, through August 1, 2014, with interest paid monthly at varying rates               2,600           2,800
Note payable in scheduled installments through 2013, with an interest rate of 5%.             1,508           1,582
Economic Development Revenue Bonds, payable in scheduled installments through
  September 2016, with a variable interest rate approximating 85% of the bond equivalent yield of the 13-week U.S. Treasury bills (not to exceed 12%) which
  approximated 1.5% at December 31, 2002.                                                         -           1,075
Note to former officer payable in monthly principal and interest installments of
  $7 through December 31, 2009 with an imputed interest rate of 9.25%                           359             399
Minimum guaranteed royalty to former officer payable in monthly principal and interest installments of $4 through August 2005, with an imputed interest rate
   of 9.2%                                                                                       73             114
Minimum guaranteed royalty to former officer payable in monthly principal and interest installments of $36 through April 2005, with an imputed interest rate
   of 7.35%                                                                                     542             915
Note payable in schedule installments through 2008, with an interest rate of 3%                 739               -
Plus fair value of interest rate swaps (d)                                                    5,851               -
                                                                                     ---------------   -------------
                                                                                          $ 190,407          $6,885
Less current portion                                                                       (32,107)         (1,813)
                                                                                     ---------------   -------------
                                                                                          $ 158,300          $5,072
                                                                                     ===============   =============

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

(b) Senior Subordinated Notes - On August 12, 2003, we completed a private placement of $150 million aggregate principal amount of 8.25% senior subordinated notes due 2013 (the "Notes"). The Notes are guaranteed by all of our domestic subsidiaries, except Cyconics International Training Services, Inc., on a senior subordinated basis (see

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Note 20). The Notes have been sold to qualified institutional buyers in reliance on Rule 144A of the Securities Act of 1933, as amended, and to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933, as amended. The Notes were rated B1/B+ by Moody's Investors' Service and Standard & Poor's Rating Services, respectively. During 2003, we used a portion of the funds to acquire Simula, Inc. and Hatch Imports, Inc., and we intend to use the remaining proceeds of the offering to fund acquisitions, repay a portion of our outstanding debt and for general corporate and working capital purposes, including the funding of capital expenditures. Interest on the Notes is payable semiannually on the fifteenth of February and August of each year. The Notes were issued at a discount of approximately $2.5 million to investors. The Notes may be redeemed at our option in whole or in part on a pro-rata basis, on and after August 15, 2008, at certain specified redemption prices plus accrued interest payable to the redemption date.

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

Maturities of long-term debt are as follows:

                                 YEAR ENDED             (IN THOUSANDS)
                           ------------------------  ----------------------
                           2004                                   $ 32,107
                           2005                                        701
                           2006                                        549
                           2007                                        665
                           2008                                        642
                           Thereafter                              155,743
                                                     ----------------------
                                                                 $ 190,407
                                                     ======================

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

In October 2002, we were sued in the United States District Court for the District of Wyoming with respect to one of our subsidiaries' Casper, Wyoming tear gas plant. The plaintiffs in the lawsuit asserted various state law tort claims and federal environmental law claims under the Resource Conservation and Recovery Act and the Clean Air Act stemming from the tear gas plant. In February 2004, we agreed with the plaintiffs to settle the lawsuit for an amount of money that is not material to us, and the plaintiffs have agreed to dismiss their lawsuit with prejudice.

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

12.   INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

We are a leading manufacturer and provider of specialized security products; training and support services related to these products; vehicle armor systems; military helicopter seating systems, aircraft and land vehicle safety systems; protective equipment for military personnel; and other technologies used to protect humans in a variety of life-threatening or catastrophic situations. Our products and systems are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as governmental agencies, multinational corporations and individuals. Effective in the first quarter 2004, we instituted a new segment reporting format to include three reportable business divisions: Aerospace & Defense Group, the Products Division and the Mobile Security Division. The Aerospace & Defense Group was formed upon the completion of our acquisition of Simula, Inc. on December 9, 2003, and results have been included herein since the acquisition date. The Aerospace & Defense Group also includes the military business, including armor and blast protection systems for M1114 Up-Armored HMMWVs, and other military vehicle armor programs, which previously were included in the Mobile Security Division. The Aerospace & Defense Group also includes the SAPI plate produced by our Protech subsidiary in Pittsfield, Massachusetts, which was previously reported as part of the Products Division. The historical results of these businesses have been reclassified as part of the Aerospace & Defense Group. This reporting change was made to better reflect management's approach to operating and directing the businesses, and, in certain instances, to align financial reporting with our market and customer segments. Our Services division has been classified as discontinued operations and is no longer included in this presentation (See Note
2).

Aerospace & Defense Group. Our Aerospace & Defense Group supplies human safety and survival systems to the U.S. military, and major aerospace and defense prime contractors. Our core markets are military aviation safety, military personnel safety, and land and marine safety. Under the brand name O'Gara-Hess & Eisenhardt, we are the sole-source provider to the U.S. military of the armor and blast protection systems for M1114 Up-Armored HMMWVs. We are also under contract with the U.S. Army to provide spare parts, logistics and ongoing field support services for the currently installed base of approximately 4,415 Up-Armored HMMWVs. Additionally, we provide blast and ballistic protection kits for the standard HMMWVs, which are installed on existing equipment in the field. Our Aerospace & Defense Group is also subcontracted to develop a ballistic and blast protected armored and sealed truck cab for the HIMARS, a program recently transitioned by the U.S. Army and U.S. Marine Corps from developmental to a low rate of initial production, deliveries of which commenced in 2003. We also supply armor sub-systems for other tactical wheeled vehicles. Through Simula, we provide military helicopter seating systems, helicopter cockpit airbag systems, aircraft and land vehicle armor kits, body armor and other protective equipment for military personnel, emergency bailout parachutes and survival ensembles worn by military aircrew. The primary customers for our products are the U.S. Army, U.S. Marine Corps, Boeing, and Sikorsky Aircraft. Most of Simula's aviation safety products are provided on a sole source basis. The U.S. armed forces have adopted ceramic body armor as a key element of the protective ensemble worn by our troops in Iraq and Afghanistan. Simula was the developer of this specialized product called SAPI, and is the largest supplier to U.S. forces.

Armor Holdings Products. Our Armor Holdings Products division manufactures and sells a broad range of high quality equipment marketed under brand names that are well known and respected in the military and law enforcement communities. Products manufactured by this division include concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, emergency lighting products, forensic products firearms accessories, weapon maintenance products, foldable ladders, and specialty gloves. Cyconics International Training Services, Inc., a small subsidiary providing certain training services formerly reported as a part of the Services division, is not included in the amounts classified as assets held for sale or

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


discontinued operations and has been reclassified to our Armor Holdings Products division where management oversight currently resides.

Armor Mobile Security. Our Armor Mobile Security division manufactures and installs ballistic and blast protection armoring systems for a variety of commercial vehicles including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats. Our customers in this business include international corporations and high net worth individuals. In addition, we supply ballistic and blast protected armoring systems to U.S. federal law enforcement and intelligence agencies and foreign heads of state.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Revenues, operating income and total assets for each of our continuing segments are as follows:

                                          2003            2002           2001
                                        ---------      ---------      ---------
                                                         (IN THOUSANDS)
Revenues:
     Aerospace & Defense                $  91,673      $  59,318      $  18,145
     Products                             193,960        179,946        149,868
     Mobile Security                       79,539         65,853         29,087
                                        ---------      ---------      ---------
      Total revenues                    $ 365,172      $ 305,117      $ 197,100
                                        =========      =========      =========

Operating income:
     Aerospace & Defense                $  22,775      $  12,833      $   3,052
     Products                              33,054         30,978         26,845
     Mobile Security                        2,538          1,542          3,621
     Corporate                            (22,638)        (6,988)        (6,845)
                                        ---------      ---------      ---------
      Total operating income            $  35,729      $  38,365      $  26,673
                                        =========      =========      =========

Total assets:
     Aerospace & Defense                $ 209,834      $  47,746      $  23,963
     Products                             183,972        179,367        147,313
     Mobile Security                       63,161         57,700         78,164
     Corporate                            126,303         23,830         49,950
                                        ---------      ---------      ---------
      Total assets                      $ 583,270      $ 308,643      $ 299,390
                                        =========      =========      =========

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Financial information with respect to revenues, operating income from continuing operations (geographic operating income from continuing operations before amortization expense and integration and other charges) and total assets to principal geographic areas is as follows:

                                             2003                 2002                2001
                                      -------------------  ------------------- -------------------
                                                            (IN THOUSANDS)
     Revenues:
          North America                         $275,529            $ 225,365           $ 144,981
          South America                           15,007               19,879               6,449
          Africa                                   1,420                1,219                 582
          Europe/Asia                             73,216               58,654              45,088
                                      -------------------  ------------------- -------------------
                                                $365,172            $ 305,117           $ 197,100
                                      ===================  =================== ===================

     Geographic operating income:
          North America                          $38,674              $34,032             $23,290
          South America                              882                1,702                 473
          Africa                                     345                  428                 192
          Europe/Asia                              8,890                8,374               8,156
                                      -------------------  ------------------- -------------------
                                                $ 48,791              $44,536             $32,111
                                      ===================  =================== ===================

     Total assets:
          North America                         $523,954            $ 264,767            $268,019
          South America                            6,433                5,456               5,811
          Africa                                       -                    -                   -
          Europe/Asia                             52,883               38,420              25,560
                                      -------------------  ------------------- -------------------
                                                $583,270            $ 308,643           $ 299,390
                                      ===================  =================== ===================

A reconciliation of consolidated geographic operating income from continuing operations to consolidated operating income from continuing operations follows:

                                                                 2003            2002             2001
                                                            --------------- ---------------  ---------------
                                                                            (IN THOUSANDS)
      Consolidated geographic operating income                     $48,791         $44,536          $32,111
      Amortization                                                   (489)           (245)          (2,142)
      Integration and other charges                               (12,573)         (5,926)          (3,296)
                                                            --------------- ---------------  ---------------
                Operating income                                   $35,729         $38,365          $26,673
                                                            =============== ===============  ===============

                                      F-29

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


13.      INCOME TAXES

Income tax expense (benefit) from continuing operations for the years ended December 31, 2003, 2002, and 2001 consisted of the following:

                                                            2003             2002             2001
                                                       ---------------- ---------------- ---------------
                                                                        (IN THOUSANDS)
           Current
             Domestic                                         $ 10,387          $13,306         $ 7,017
             Foreign                                               403            2,389           1,563
                                                       ---------------- ---------------- ---------------
                Total current                                   10,790           15,695           8,580
                                                       ---------------- ---------------- ---------------
           Deferred
             Domestic                                            2,006             (25)           (319)
             Foreign                                             1,407              384            (54)
                                                       ---------------- ---------------- ---------------
                Total deferred                                   3,413              359           (373)
                                                       ---------------- ---------------- ---------------
                Total provision for income taxes              $ 14,203          $16,054          $8,207
                                                       ================ ================ ===============

Significant components of our net deferred tax asset related to continuing operations as of December 31, 2003 and 2002 are as follows:

                                                                            2003              2002
                                                                     ------------------- ----------------
                                                                                   (IN THOUSANDS)
           Deferred tax assets:
                Reserves not currently deductible                              $ 3,527            $2,697
                Capital loss                                                    11,320                 -
                Operating loss carryforwards                                     2,811             1,769
                Patents                                                             22                 -
                Accrued expenses                                                   954               220
                Foreign tax credits                                                912             2,939
                Research and development and other credits                         150               206
                Tax on unremitted foreign earnings                                   -             1,255
                                                                     ------------------ -----------------
                                                                                19,696             9,086
           Deferred tax asset valuation allowance                             (11,395)              (75)
                                                                     ------------------ -----------------
           Deferred tax asset, net of valuation allowance                        8,301             9,011
           Deferred tax liability:
                Goodwill not amortized for financial
                  statement purposes under SFAS 142                            (2,418)             (954)
                Property and equipment                                         (2,970)             (475)
                                                                     ------------------ -----------------
           Net deferred tax asset                                              $ 2,913            $7,582
                                                                     ================== =================

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

As of December 31, 2003, we have federal, state, and foreign NOLs providing a tax effected benefit of $2,811,000. The NOLs expire in varying amounts in fiscal years 2006 and 2022. At December 31, 2003, we also have tax credits of $150,000 subject to certain limitations due to the acquisition of Safariland, Ltd. We also have approximately $912,000 of foreign tax credits expiring in 2006.

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Net deferred tax assets described above have been included in the accompanying consolidated balance sheets as follows:

                                                                2003            2002
                                                           ---------------   ------------
                             Other current assets                 $ 4,151        $ 2,697
                             Other assets                               -          4,885
                             Other long-term liabilities          (1,238)              -
                                                           ---------------   ------------
                             Total deferred tax assets            $ 2,913        $ 7,582
                                                           ===============   ============

The following reconciles the income tax expense computed at the Federal statutory income tax rate to the provision for income taxes recorded in the income statement for the years ended December 31, 2003, 2002 and 2001:

                                                                          2003         2002        2001
                                                                       ------------ ----------- ------------
      Provision for income taxes at statutory federal rate                   35.0%       35.0%        35.0%
      State and local income taxes, net of Federal benefit                  (0.5%)        3.8%         3.2%
      Compensation subject to IRC Section 162(m)                              8.6%           -            -
      Foreign income taxes                                                    2.1%        0.7%       (0.1%)
      Valuation allowances from discontinued operations                          -        3.8%            -
      Other permanent items                                                   0.3%       (.4%)       (2.2%)
                                                                       ------------ ----------- ------------
                                                                             45.5%       42.9%        35.9%
                                                                       ============ =========== ============

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

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

The increase in volatility from fiscal 2001 to fiscal 2003 is primarily due to the increased demand for the stock, which drove up the price and increased the volatility.

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

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of the status of stock option grants as of December 31, 2003 and changes during the years ending on those dates is presented below:

                                                                                               WEIGHTED AVERAGE
                                                                             OPTIONS            EXERCISE PRICE
                                                                         -----------------   --------------------
                     Outstanding at December 31, 2000                           3,294,839                $ 9.91
                     Granted                                                      892,159                $15.24
                     Exercised                                                (1,173,227)                $ 9.37
                     Forfeited                                                   (29,737)                $15.51
                                                                         -----------------

                     Outstanding at December 31, 2001                           2,984,034                $11.60
                     Granted                                                    1,894,660                $22.96
                     Exercised                                                  (507,868)                $ 8.41
                     Forfeited                                                   (86,168)                $16.75
                                                                         -----------------

                     Outstanding at December 31, 2002                           4,284,658                $ 7.81
                     Granted                                                      898,347                $16.62
                     Exercised                                                  (724,934)                $11.83
                     Forfeited                                                  (567,150)                $21.52
                                                                         -----------------

                     Outstanding at December 31, 2003                           3,890,921                $17.00
                                                                         =================

                     Options exercisable at December 31, 2003                   2,036,417                $15.21
                                                                         =================


The following table summarizes information about stock options outstanding at December 31, 2003:

                                                 12/31/2003                            REMAINING
                                                   OPTIONS            OPTIONS           LIFE IN
                  EXERCISE PRICE RANGE           OUTSTANDING        EXERCISABLE          YEARS
                  --------------------------- ------------------  -----------------     ---------
                   0.97 -  3.75                          75,166             75,166        2.0
                   7.50 -  9.94                         230,084            230,084        3.8
                  10.00 - 10.63                          17,836             17,836        5.5
                  11.00 - 11.63                         340,008            340,008        5.0
                  13.19 - 14.00                         335,500            228,665        6.8
                  14.17 - 14.70                         811,161            370,538        8.6
                  15.05 - 15.90                         362,590            203,240        8.1
                  16.31 - 16.50                          26,002              6,000        7.0
                  17.00 - 17.54                         368,072             46,392        9.3
                  21.75 - 21.75                         125,000             41,666        8.1
                  23.09 - 23.93                         649,502            315,156        8.4
                  24.07 - 25.80                         550,000            161,666        8.5
                                              -----------------   ----------------
                  Total                               3,890,921          2,036,417
                  --------------------------- ==================  =================

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

Earnings per share. The following details the earnings per share computations on a basic and diluted basis for the years ended December 31, 2003, 2002 and 2001:

                                                                       2003            2002           2001
                                                                  ----------------------------------------------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per share:
  Net income (loss) available to common shareholders                     $ 10,886     $ (17,689)        $10,128
                                                                  ---------------- -------------- --------------
Denominator:
    Basic earnings per share weighted-average shares outstanding
                                                                           28,175         30,341         23,932
  Effect of dilutive securities:
    Effect of shares issuable under stock option and stock
    grant plans, based on the treasury stock method                           779            616            836
                                                                  ---------------- -------------- --------------
Diluted earnings per share
  Adjusted weighted-average shares outstanding                             28,954         30,957         24,768
                                                                  ---------------- -------------- --------------
Basic earnings (loss) per share                                           $  0.39       $ (0.58)         $ 0.42
                                                                  ================ ============== ==============
Diluted earnings (loss) per share                                         $  0.38       $ (0.57)         $ 0.41
                                                                  ================ ============== ==============

15. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                       2003            2002            2001
                                                                  --------------- ---------------- -------------
Cash paid during the year for:                                                     (IN THOUSANDS)
   Interest                                                              $ 1,245            $ 527       $ 3,878
                                                                  =============== ================ =============
   Income taxes                                                          $ 7,886           $5,753       $ 4,656
                                                                  =============== ================ =============

                                                                       2003            2002            2001
                                                                  --------------- ---------------- -------------
Acquisitions of businesses, net of cash acquired:                                  (IN THOUSANDS)
   Fair value of assets acquired                                         $72,132         $ 16,134       $57,932
   Goodwill                                                               76,802            8,478        37,578
   Liabilities assumed                                                  (58,422)         (15,794)      (36,541)
   Stock issued                                                                -                -      (19,604)
                                                                  --------------- ---------------- -------------
   Total cash paid                                                       $90,512          $ 8,818       $39,365
                                                                  =============== ================ =============

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

                                                                         FISCAL 2003
                                             --------------------------------------------------------------------
                                                    FIRST             SECOND           THIRD          FOURTH
                                                   QUARTER            QUARTER         QUARTER         QUARTER
                                             -------------------- ---------------- -------------- ---------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue from continuing operations                       $80,474          $81,659        $90,882        $112,157
Gross profit from continuing operations                  $23,312          $24,378        $28,929        $ 34,967
Net income (loss)                                        $ 5,087          $ 4,613        $ 6,115       $ (4,929)
Basic earnings per share                                 $  0.17          $  0.17        $  0.22         $(0.17)
Diluted earnings per share                               $  0.17          $  0.17        $  0.22       $  (0.17)

                                                                         FISCAL 2002
                                             --------------------------------------------------------------------
                                                    FIRST             SECOND           THIRD          FOURTH
                                                   QUARTER            QUARTER         QUARTER        QUARTER
                                             -------------------- ---------------- -------------- ---------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue from continuing operations                      $ 69,604         $ 71,605       $ 80,557        $ 83,351
Gross profit from continuing operations                 $ 21,974         $ 22,701       $ 24,610        $ 25,087
Net income (loss)                                       $  5,960         $  4,075       $(14,707)       $(13,017)
Basic earnings (loss) per share                         $   0.19         $   0.13       $  (0.50)       $  (0.44)
Diluted earnings (loss) per share                       $   0.19         $   0.13       $  (0.49)       $  (0.44)

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

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Pension Plan's funded status and amounts recognized in our balance sheet at December 31 are as follows:

                                                                                        2003
                                                                                   (IN THOUSANDS)
                                                                                  ----------------
Actuarial present value of benefit obligation:
Accumulated benefit obligation                                                     $        8,810
Effect of projected future compensation increases                                               -
                                                                                  ----------------
Projected benefit obligation                                                                8,810
Pension Plan assets at fair value                                                         (6,169)
Contributions after measurement date                                                        (183)
                                                                                  ----------------
Unfunded status                                                                             2,458
Unrecognized prior service cost                                                                 -
Unrecognized loss                                                                               -
Unrecognized transition liability                                                               -
                                                                                  ----------------
Accrued benefit cost                                                                        2,458
Additional minimum liability                                                                    -
                                                                                  ----------------
Accrued benefit liability                                                                   2,458
Intangible asset                                                                                -
Accumulated other comprehensive income adjustments                                              -
                                                                                  ----------------
    Net amount recognized                                                          $        2,458
                                                                                  ================

Reconciliation of the Pension Plan's projected benefit obligation is as follows:

                                                                                        2003
                                                                                  ----------------
Projected benefit obligation at beginning of year                                 $         8,774
    Service Cost                                                                                -
    Interest Cost                                                                              56
    Actuarial gain                                                                              -
    Benefits paid                                                                            (20)
                                                                                  ----------------
Projected benefit obligation at end of year                                       $         8,810
                                                                                  ================

Reconciliation of the fair value of plan assets is as follows:

                                                                                        2003
                                                                                  ----------------
Fair value of plan assets at beginning of year                                     $        6,006
    Employer contributions                                                                    183
    Actual loss                                                                                 -
    Benefits paid                                                                            (20)
                                                                                  ----------------
Fair value of plan assets at end of year                                           $        6,169
                                                                                  ================

Net periodic pension cost includes the following:

                                                                                        2003
                                                                                    --------------
Service Cost                                                                       $            -
Interest Cost                                                                                  56
Expected loss on assets                                                                         -
Transition asset recognition                                                                    -
Prior service cost                                                                              -
Net loss recognition                                                                            -
                                                                                  ----------------
Net periodic pension cost                                                          $           56
                                                                                  ================

Assumptions at December 31 used in the accounting for the Pension Plan were as follows:

                                                                                        2003
                                                                                    --------------
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

18.  RELATED PARTY TRANSACTIONS

Effective as of January 1, 2002, Kanders & Company, Inc. ("Kanders & Co."), a corporation controlled by Warren B. Kanders, the Chairman of our Board of Directors and our Chief Executive Officer, entered into an agreement with us to provide certain investment banking, financial advisory and related services for a five year term that expires on December 31, 2006. Kanders & Co. will receive a mutually agreed upon fee on a transaction-by-transaction basis during the term of this agreement. The aggregate fees under this agreement will not exceed $1,575,000 during any calendar year. We also agreed to reimburse Kanders & Co. for reasonable out-of-pocket expenses including Kanders & Co.'s expenses for office space, an executive assistant, furniture and equipment, travel and entertainment, reasonable fees and disbursements of counsel, and consultants retained by Kanders & Co. In April 2003, in connection with Mr. Kanders being appointed Chief Executive Officer of Armor Holdings, Armor Holdings and Kanders & Co. agreed to terminate the agreement pursuant to which Kanders & Co. provided certain services to Armor Holdings. We paid Kanders & Co. $143,000 for investment banking services during fiscal 2003 (through and including April 2003 only). We also reimbursed Kanders & Co. for out-of-pocket expenses in the aggregate amount of $61,000 during the fiscal years ended December 31, 2003 (through and including April 2003 only).

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

19. OPERATING LEASES

We are party to certain real estate, equipment and vehicle leases. Several leases include options for renewal and escalation clauses. In most cases, management expects that in the normal course of business leases will be renewed or replaced by other leases. Approximate total future minimum annual lease payments under all non-cancelable leases of continuing operations are as follows:

YEAR                              (IN THOUSANDS)
------------------------    ---------------------
2004                                      $3,417
2005                                       2,249
2006                                       1,659
2007                                       1,593
2008                                       1,480
Thereafter                                 9,321

                            ---------------------
                                         $19,719
                            =====================

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We incurred rent expense of approximately $1,467,000, $1,200,000 and $765,000 during the years ended December 31, 2003, December 31, 2002 and December 31, 2001, respectively.

20.  GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

On August 12, 2003 we sold $150 million of Senior Subordinated Notes in private placements pursuant to Rule 144A and Regulation S. The Senior Subordinated Notes are uncollateralized obligations and rank junior in right of payment to our existing and future senior debt. The Senior Subordinated Notes are guaranteed, jointly and severally on a senior subordinated and uncollateralized basis, by all of our domestic subsidiaries except Cyconics International Training Services, Inc.

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

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS

                                                                             DECEMBER 31, 2003
                                              --------------------------------------------------------------------------------
                                                             GUARANTOR        NONGUARANTOR                       CONSOLIDATED
                                              PARENT         SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS        TOTAL
                                              ----------     ------------    ---------------    -------------    -------------
                                                                             (IN THOUSANDS)
ASSETS
Current Assets:
   Cash and cash equivalents                   $90,764         $ 11,084              $10,002          $   -        $ 111,850
    Restricted cash                              2,600                -                    -                           2,600
   Accounts receivable, net                      1,201           59,470               11,964              -           72,635
   Costs and earned gross profit in excess
     of billings                                     -                -                    -              -                -
   Intercompany receivables                     60,974            2,600               38,352      (101,926)                -
   Inventories                                       -           61,494               19,033              -           80,527
   Prepaid expenses and other current assets    20,241            1,844                2,600        (2,653)           22,032
   Current assets of discontinued operations         -              753                    -                             753
                                              ----------     ------------    ---------------    -------------    -------------
      Total Current Assets                     175,780          137,245               81,951      (104,579)          290,397

Property and equipment, net                      2,122           34,853               20,601              -           57,576
Goodwill, net                                        -          173,640                2,067              -          175,707
Patents, licenses and trademarks, net                -           43,991                  183              -           44,174
Long-term assets of discontinued operations          -            1,603                    -              -            1,603
Other assets                                    14,092            1,924                  153              -           16,169
Investment in subsidiaries                     320,034           10,038                    -      (330,072)                -
                                              ----------     ------------    ---------------    -------------    -------------
Total Assets                                  $512,028        $ 403,294             $104,955    $ (434,651)        $ 585,626
                                              ==========     ============    ===============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt              $  -         $ 31,960              $   147          $   -         $ 32,107
   Short-term debt                                   -                -                  498              -              498
   Accounts payable                              1,584           20,941                7,779              -           30,304
   Accrued expenses and other current
     liabilities                                12,403           27,113               18,702              -           58,218
   Income taxes payable                              -                -                    -              -                -
   Intercompany payables                        44,251           47,073                9,933      (101,257)                -
   Current liabilities of discontinued
     operations                                      -         (35,714)               37,009          (669)              626
                                              ----------     ------------    ---------------    -------------    -------------
      Total Current Liabilities                 58,238           91,373               74,068      (101,926)          121,753

Long-term debt, less current portion           153,452            4,257                  591              -          158,300
Other long-term liabilities                      4,973            4,008                1,227              -           10,208
Long-term liabilities of discontinued
operations                                           -            2,653                    -        (2,653)                -
                                              ----------     ------------    ---------------    -------------    -------------
Total Liabilities                              216,663          102,291               75,886      (104,579)          290,261

Stockholders' Equity:
   Preferred stock                                   -            1,450                    -        (1,450)                -
   Common stock                                    344            4,143                7,854       (11,997)              344
   Additional paid in capital                  318,460          191,781               46,095      (237,876)          318,460
   Retained earnings (accumulated deficit)      44,942          103,629             (24,880)       (78,749)           44,942
   Accumulated other comprehensive income        3,936                -                    -              -            3,936
   Treasury stock                              (72,317)               -                    -              -          (72,317)
                                              ----------     ------------    ---------------    -------------    -------------
Total Stockholders' Equity                     295,365          301,003               29,069      (330,072)          295,365
                                              ----------     ------------    ---------------    -------------    -------------

Total Liabilities and Stockholders' Equity    $512,028        $ 403,294             $104,955    $ (434,651)        $ 585,626
                                              ==========     ============    ===============    =============    =============

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS

                                                                             DECEMBER 31, 2002
                                              --------------------------------------------------------------------------------
                                                             GUARANTOR        NONGUARANTOR                       CONSOLIDATED
                                              PARENT         SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS        TOTAL
                                              ----------     ------------    ---------------    -------------    -------------
                                                                             (IN THOUSANDS)
ASSETS
Current Assets:
   Cash and cash equivalents                  $  7,152        $   3,556         $      2,205       $      -        $  12,913
   Restricted cash                                   -                -                    -              -                -
   Accounts receivable, net                          -           44,864               13,649              -           58,513
   Costs and earned gross profit in excess
     of billings                                     -              234                    -              -              234
   Intercompany receivables                    123,744           33,165                3,800      (160,709)                -
   Inventories                                       -           46,591               15,739              -           62,330
   Prepaid expenses and other current assets    12,490           21,999                2,368       (24,645)           12,212
   Current assets of discontinued operations         -           10,351               18,474              -           28,825
                                              ----------     ------------    ---------------    -------------    -------------
      Total Current Assets                     143,386          160,760               56,235      (185,354)          175,027

Property and equipment, net                      2,456           27,250               17,430              -           47,136
Goodwill, net                                        -           96,903                1,833              -           98,736
Patents, licenses and trademarks, net                -            7,326                  195              -            7,521
Other assets                                       916            6,872                1,260              -            9,048
Long-term assets of discontinued operations          -            6,910               23,375              -           30,285
Investment in subsidiaries                     161,805           10,078                    -      (171,883)                -
                                              ----------     ------------    ---------------    -------------    -------------
Total Assets                                  $308,563       $  316,099         $    100,328    $ (357,237)       $  367,753
                                              ==========     ============    ===============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt            $    -        $   1,813           $        -       $      -        $   1,813
   Short-term debt                                   -                -                  599              -              599
   Accounts payable                                828           15,751                7,191              -           23,770
   Accrued expenses and other current
     liabilities                                 1,790           11,324               12,002              -           25,116
   Income taxes payable                          4,831            (148)                1,230              -            5,913
   Intercompany payables                        13,037          115,658               10,434      (139,129)                -
   Current liabilities of discontinued
     operations                                      -           14,267               24,538       (21,580)           17,225
                                              ----------     ------------    ---------------    -------------    -------------
      Total Current Liabilities                 20,486          158,665               55,994      (160,709)           74,436

Long-term debt, less current portion                 -            5,072                    -              -            5,072
Other long-term liabilities                          -                -                    -              -                -
Long-term liabilities of discontinued
operations                                           -           13,022               11,791       (24,645)              168
                                              ----------     ------------    ---------------    -------------    -------------
Total Liabilities                               20,486          176,759               67,785      (185,354)           79,676

Stockholders' Equity:
   Preferred stock                                   -            1,450                    -        (1,450)                -
   Common stock                                    336            5,681               26,318       (31,999)              336
   Additional paid in capital                  307,487           73,836               10,016       (83,852)          307,487
   Retained earnings (accumulated deficit)      34,056           58,373              (3,791)       (54,582)           34,056
   Accumulated other comprehensive loss        (4,169)                -                    -              -          (4,169)
   Treasury stock                             (49,633)                -                    -              -         (49,633)
                                              ----------     ------------    ---------------    -------------    -------------
Total Stockholders' Equity                     288,077          139,340               32,543      (171,883)          288,077
                                              ----------     ------------    ---------------    -------------    -------------

Total Liabilities and Stockholders' Equity    $308,563       $  316,099         $    100,328    $ (357,237)       $  367,753
                                              ==========     ============    ===============    =============    =============

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31, 2003
                                             -----------------------------------------------------------------------------
                                                           GUARANTOR      NONGUARANTOR                       CONSOLIDATED
                                               PARENT      SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS        TOTAL
                                             ----------    -----------    --------------    -------------    -------------
                                                                         (IN THOUSANDS)
REVENUES:
   Aerospace & Defense                       $      -       $ 91,673        $        -        $       -         $ 91,673
   Products                                         -        157,984            35,976                -          193,960
   Mobile Security                                  -         15,029            62,853            1,657           79,539
                                             ----------    -----------    --------------    -------------    -------------
   Total revenues                                   -        264,686            98,829            1,657          365,172
                                             ----------    -----------    --------------    -------------    -------------

COSTS AND EXPENSES:
   Cost of sales                                    -        172,089            79,840            1,657          253,586
   Operating expenses                          11,602         40,598            10,595                -           62,795
   Amortization                                     -            478                11                -              489
   Integration and other charges               10,886          1,687                 -                -           12,573
   Related party management fees (income),
   net                                         12,823              -             7,598         (20,421)                -
                                             ----------    -----------    --------------    -------------    -------------

OPERATING (LOSS) INCOME                      (35,311)         49,834               785           20,421           35,729
   Interest expense, net                        3,313            497               202                -            4,012
   Other expense, net                               -            117               391                -              508
   Equity in losses (earnings) of
   subsidiaries                              (42,600)         38,790                 -            3,810                -
   Related party interest expense
   (income), net                                   16          (255)                 -              239                -
                                             ----------    -----------    --------------    -------------    -------------

(LOSS) INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAXES               3,960         10,685               192           16,372           31,209
(BENEFIT) PROVISION FOR INCOME TAXES          (6,926)         18,399             2,730                -           14,203
                                             ----------    -----------    --------------    -------------    -------------
(LOSS) INCOME FROM CONTINUING OPERATIONS       10,886        (7,714)           (2,538)           16,372           17,006

DISCONTINUED OPERATIONS:
   NET INCOME (LOSS) FROM DISCONTINUED
OPERATIONS, NET OF INCOME TAX BENEFIT               -         34,882          (20,820)         (20,182)          (6,120)
                                             ----------    -----------    --------------    -------------    -------------
NET INCOME (LOSS)                            $ 10,886       $ 27,168        $ (23,358)        $ (3,810)         $ 10,886
                                             ==========    ===========    ==============    =============    =============

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31, 2002
                                             -----------------------------------------------------------------------------
                                                           GUARANTOR      NONGUARANTOR                       CONSOLIDATED
                                               PARENT      SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS        TOTAL
                                             ----------    -----------    --------------    -------------    -------------
                                                                          (IN THOUSANDS)
REVENUES:
   Aerospace & Defense                         $    -       $ 59,318            $    -            $   -       $   59,318
   Products                                         -        154,466            25,480                -          179,946
    Mobile Security                                 -         15,958            49,895                -           65,853
                                             ----------    -----------    --------------    -------------    -------------
   Total revenues                                   -        229,742            75,375                -          305,117
                                             ----------    -----------    --------------    -------------    -------------

COSTS AND EXPENSES:
   Cost of sales                                    -        148,208            62,537                -          210,745
   Operating expenses                           6,034         36,161             7,641                -           49,836
   Amortization                                     -            243                 2                -              245
   Integration and other charges                  800          5,126                 -                -            5,926
   Related party management fees (income),
   net                                          2,487          (171)             (616)          (1,700)                -
                                             ----------    -----------    --------------    -------------    -------------

OPERATING (LOSS) INCOME                       (9,321)         40,175             5,811            1,700           38,365
   Interest expense, net                          450            275               198                -              923
   Other (income) expense, net                    (2)           (22)                75                -               51
   Equity in losses (earnings) of
   subsidiaries                                 8,237        (1,220)                 -          (7,017)                -
   Related party interest income, net               -          (239)                 -              239                -
                                             ----------    -----------    --------------    -------------    -------------

(LOSS) INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAXES            (18,006)         41,381             5,538            8,478           37,391
(BENEFIT) PROVISION FOR INCOME TAXES            (317)         14,313             2,058                -           16,054
                                             ----------    -----------    --------------    -------------    -------------
(LOSS) INCOME FROM CONTINUING OPERATIONS     (17,689)         27,068             3,480            8,478           21,337

DISCONTINUED OPERATIONS:
   NET LOSS FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAX BENEFIT                           -       (16,894)          (20,671)          (1,461)         (39,026)
                                             ----------    -----------    --------------    -------------    -------------
NET (LOSS) INCOME                            $(17,689)     $  10,174      $   (17,191)       $    7,017      $  (17,689)
                                             ==========    ===========    ==============    =============    =============

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31, 2001
                                             -----------------------------------------------------------------------------
                                                           GUARANTOR      NONGUARANTOR                       CONSOLIDATED
                                               PARENT      SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS        TOTAL
                                             ----------    -----------    --------------    -------------    -------------
                                                                         (IN THOUSANDS)
REVENUES:
   Aerospace & Defense                         $    -       $ 18,145             $   -           $    -        $  18,145
   Products                                         -        134,006            15,862                -          149,868
    Mobile Security                                 -          7,076            22,011                -           29,087
                                             ----------    -----------    --------------    -------------    -------------
   Total revenues                                   -        159,227            37,873                -          197,100
                                             ----------    -----------    --------------    -------------    -------------

COSTS AND EXPENSES:
   Cost of sales                                    -         95,831            30,499                -          126,330
   Operating expenses                           5,451         30,418             2,790                -           38,659
   Amortization                                     -          2,059                83                -            2,142
   Integration and other charges                1,205          2,079                12                -            3,296
   Related party management income, net          (47)              -           (1,112)            1,159                -
                                             ----------    -----------    --------------    -------------    -------------

OPERATING (LOSS) INCOME                       (6,609)         28,840             5,601          (1,159)           26,673
   Interest expense, net                        3,452            360                52                -            3,864
   Other income, net                                -           (28)              (54)                -             (82)
   Equity in earnings of subsidiaries        (14,269)        (1,513)                 -           15,782                -
   Related party interest income, net               -        (1,310)                 -            1,310                -
                                             ----------    -----------    --------------    -------------    -------------

INCOME FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES                      4,208         31,331             5,603         (18,251)           22,891
(BENEFIT) PROVISION FOR INCOME TAXES          (5,920)         12,215             1,912                -            8,207
                                             ----------    -----------    --------------    -------------    -------------
INCOME FROM CONTINUING OPERATIONS              10,128         19,116             3,691         (18,251)           14,684

DISCONTINUED OPERATIONS:
   NET LOSS FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAX BENEFIT                           -        (1,890)           (5,135)            2,469          (4,556)
                                             ----------    -----------    --------------    -------------    -------------
NET INCOME (LOSS)                             $10,128       $ 17,226        $  (1,444)      $  (15,782)       $   10,128
                                             ==========    ===========    ==============    =============    =============

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31, 2003
                                                    --------------------------------------------------------------------------------
                                                                    GUARANTOR        NONGUARANTOR                      CONSOLIDATED
                                                       PARENT      SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                    -------------  -------------     --------------   -------------    -------------
                                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations:               $ 10,886      $ (7,714)          $ (2,538)        $ 16,372        $  17,006
Adjustments to reconcile income from continuing
   operations to cash provided by (used in)
   operating activities:
   Depreciation and amortization                           1,326          4,270              2,012               -            7,608
   Deferred income taxes                                 (3,008)          5,389              2,644               -            5,025
   Loss on disposal of fixed assets                            -             68                259               -              327
   Non-cash termination charge                             2,093              -                  -               -            2,093
   Non-cash restricted stock unit award                    7,266              -                  -               -            7,266
Changes in operating assets and liabilities, net of
   acquisitions:
   (Increase) decrease in accounts receivable                  -        (2,680)              1,685               -            (995)
   Decrease (increase) in intercompany
     receivables & payables                               83,092       (78,887)             15,977         (20,182)               -
   Decrease (increase) in inventory                            -            793            (3,294)               -          (2,501)
   Decrease (increase) in prepaid expenses and
     other assets                                         12,267       (13,758)              (890)               -          (2,381)
   Increase (Decrease) in accounts payable,
     accrued expenses and other current
     liabilities                                         10,775          (1,020)            7,288                -           17,043
   (Decrease) increase in income taxes payable          (22,583)         23,826              (882)               -              361
                                                    -------------  -------------     --------------   -------------    -------------

Net cash provided by  (used in) operating                102,114       (69,713)             22,261         (3,810)           50,852
activities
                                                    -------------  -------------     --------------   -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                         (200)        (5,894)            (2,590)               -          (8,684)
Purchase of patents and trademarks                             -          (185)                  -               -            (185)
Increase in restricted cash                              (2,600)              -                  -               -          (2,600)
Additional consideration for purchased
  businesses                                                  -         (1,026)                  -               -          (1,026)
Investment in subsidiaries                              (85,243)         45,403             36,030           3,810                -
Proceeds from the sale of business                        31,361              -                  -               -           31,361
Purchase of businesses, net of cash acquired            (90,512)              -                  -               -         (90,512)
                                                    -------------  -------------     --------------   -------------    -------------

Net cash (used in) provided by investing               (147,194)         38,298             33,440           3,810         (71,646)
activities:
                                                    -------------  -------------     --------------   -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                    8,471              -                  -               -            8,471
Cash paid for financing costs                            (4,599)              -                  -               -          (4,599)
Repurchase of treasury stock                            (22,684)              -                  -               -         (22,684)
Borrowings of long-term debt                             147,504              -                774               -          148,278
Repayments of long-term debt                                   -        (1,688)                  -               -          (1,688)
Borrowings under lines of credit                          30,406              -              1,424               -           31,830
Repayments under lines of credit                        (30,406)          (114)            (1,578)               -         (32,098)
                                                    -------------  -------------     --------------   -------------    -------------

Net cash provided by (used in) financing                 128,692        (1,802)                620               -          127,510
  activities
                                                    -------------  -------------     --------------   -------------    -------------

Effect of exchange rate on cash and cash
  Equivalents
                                                               -          3,890            (3,057)               -              833
Net cash provided by (used in) discontinued                    -         36,855           (45,467)               -          (8,612)
  operations
                                                    -------------  -------------     --------------   -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 83,612          7,528              7,797               -           98,937
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             7,152          3,556              2,205               -           12,913
                                                    -------------  -------------     --------------   -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 90,764       $ 11,084          $  10,002           $   -        $ 111,850
                                                    =============  =============     ==============   =============    =============

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31, 2002
                                                    --------------------------------------------------------------------------------
                                                                     GUARANTOR        NONGUARANTOR                     CONSOLIDATED
                                                       PARENT       SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS       TOTAL
                                                    -------------   -------------     --------------   -------------   -------------
                                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations:            $  (17,689)     $    27,068       $      3,480     $     8,478      $    21,337
Adjustments to reconcile (loss) income from
  continuing operations to cash (used
   in) provided by operating activities:
   Depreciation and amortization                             854           3,583              1,143               -           5,580
   Deferred income taxes                                   (364)             321                402                             359
   Loss on disposal of fixed assets                            -              66                134               -             200
Changes in operating assets and liabilities, net of
  acquisitions:
   (Increase) decrease in accounts receivable                  -         (3,829)              1,275               -         (2,554)
   Decrease (increase) in intercompany
     receivables & payables                                6,151         (5,266)                576         (1,461)               -
   Increase in inventory                                       -         (5,125)            (4,256)               -         (9,381)
   Decrease (increase) in prepaid expenses and
     other assets                                            492         (2,459)              (279)               -         (2,246)
   (Decrease) increase in accounts payable,
     accrued expenses and other current
     liabilities                                         (1,405)           7,215            (9,564)               -         (3,754)
   Increase (decrease) in income taxes payable             5,663           (148)              1,230               -           6,745
                                                    -------------   -------------     --------------   -------------   -------------

Net cash (used in) provided by operating                 (6,298)          21,426            (5,859)           7,017          16,286
  activities
                                                    -------------   -------------     --------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                         (506)         (3,671)            (1,725)               -         (5,902)
Purchase of patents and trademarks                             -            (69)                  -               -            (69)
Additional consideration for purchased businesses              -         (9,375)                  -               -         (9,375)
Investment in subsidiaries                               (3,347)           1,643              8,721         (7,017)               -
Purchase of businesses, net of cash acquired                   -         (8,818)                  -               -         (8,818)
                                                    -------------   -------------     --------------   -------------   -------------

Net cash (used in) provided by investing                 (3,853)        (20,290)              6,996         (7,017)        (24,164)
  activities:
                                                    -------------   -------------     --------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                    4,227               -                  -               -           4,227
Proceeds from of sale of put options                         525               -                  -               -             525
Cash paid for financing costs                              (326)               -                  -               -           (326)
Repurchase of treasury stock                            (26,054)               -                  -               -        (26,054)
Repayments of long-term debt                                   -           (620)              (110)               -           (730)
Borrowings under lines of credit                          32,372               -                  -               -          32,372
Repayments under lines of credit                        (32,372)            (75)                  -               -        (32,447)
                                                    -------------   -------------     --------------   -------------   -------------

Net cash used in financing activities                   (21,628)           (695)              (110)               -        (22,433)
                                                    -------------   -------------     --------------   -------------   -------------

Effect of exchange rate on cash and cash
   equivalents                                               304             342              (772)               -           (126)
Net cash used in discontinued operations                       -         (2,763)            (1,376)               -         (4,139)
                                                    -------------   -------------     --------------   -------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS               (31,475)         (1,980)            (1,121)               -        (34,576)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            38,627           5,536              3,326               -          47,489
                                                    -------------   -------------     --------------   -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $   7,152       $   3,556         $    2,205         $     -      $   12,913
                                                    =============   =============     ==============   =============   =============

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31, 2001
                                                    --------------------------------------------------------------------------------
                                                                     GUARANTOR        NONGUARANTOR                     CONSOLIDATED
                                                       PARENT       SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS       TOTAL
                                                    -------------   -------------     --------------   -------------   -------------
                                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations:                    $   10,128     $    19,116         $   3,691      $  (18,251)     $    14,684
Adjustments to reconcile income from continuing
   operations to cash (used in)
   provided by operating activities:
   Depreciation and amortization                             694           4,578                342               -           5,614
   Deferred income taxes                                      76           (407)               (42)                           (373)
   Loss on disposal of fixed assets                            -              21                170               -             191
Changes in operating assets and liabilities,
   net of acquisitions:
   Increase in accounts receivable                             -        (11,880)            (3,000)               -        (14,880)
   (Increase) decrease in intercompany
     receivables & payables                             (67,323)          62,878              1,976           2,469               -
   (Increase) decrease in inventory                            -        (12,044)              8,096               -         (3,948)
   Decrease (increase) in prepaid expenses and
     other assets                                            162            (92)                979               -           1,049
   Increase (decrease) in accounts payable,
     accrued expenses and other current
     liabilities                                           4,632           6,317            (3,768)               -           7,181
   Increase (decrease) in income taxes payable             6,667             272              (272)               -           6,667
                                                    -------------   -------------     --------------   -------------   -------------

Net cash (used in) provided by operating                (44,964)          68,759              8,172        (15,782)          16,185
  activities
                                                    -------------   -------------     --------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                       (1,140)         (3,984)              (520)               -         (5,644)
Proceeds from sale of equity investment                      843               -                  -               -             843
Additional consideration for purchased businesses        (1,913)         (1,357)                  -               -         (3,270)
Investment in subsidiaries                               (6,739)        (15,360)              6,317          15,782               -
Purchase of businesses, net of cash acquired                   -        (39,365)                  -               -        (39,365)
                                                    -------------   -------------     --------------   -------------   -------------

Net cash (used in) provided by investing                 (8,949)        (60,066)              5,797          15,782        (47,436)
  activities:
                                                    -------------   -------------     --------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                   10,160               -                  -               -          10,160
Proceeds from of issuance of common stock                117,979               -                  -               -         117,979
Cash paid for deferred loan costs                          (545)               -                  -               -           (545)
Repurchase of treasury stock                               (723)               -                  -               -           (723)
Proceeds from issuance of treasury shares for                686               -                  -               -             686
  stock options
Repayments of long-term debt                                   -           (676)                  -               -           (676)
Repayments of debt assumed in acquisitions                     -         (1,315)                  -               -         (1,315)
Borrowings under lines of credit                          98,000               -                286               -          98,286
Repayments under lines of credit                       (130,981)               -                  -               -       (130,981)
                                                    -------------   -------------     --------------   -------------   -------------

Net cash provided by (used in) financing                  94,576         (1,991)                286               -          92,871
  activities
                                                    -------------   -------------     --------------   -------------   -------------

Effect of exchange rate on cash and cash
  equivalents
                                                         (2,789)           2,703            (1,373)               -         (1,459)
Net cash used in discontinued operations                       -         (3,453)           (10,883)               -        (14,336)
                                                    -------------   -------------     --------------   -------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 37,874           5,952              1,999               -          45,825
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               753           (416)              1,327               -           1,664
                                                    -------------   -------------     --------------   -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $   38,627       $   5,536         $    3,326         $     -      $   47,489
                                                    =============   =============     ==============   =============   =============

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

On March 5, 2004, we acquired a majority of the assets and assumed certain liabilities of Vector Associations, Inc. (dba ODV, Inc.), a leading manufacturer and distributor of field drug test kits and crime scene products. The purchase price was $3,289,000 including $2,739,000 in cash at closing, an additional $275,000 plus interest payable on December 31, 2004, subject to certain adjustments and an additional $275,000 plus interest payable on April 30, 2005, subject to certain adjustments.

Effective in the first quarter 2004, we instituted a new segment reporting format to include three reportable business divisions: Aerospace & Defense Group, the Products Division and the Mobile Security Division. The Aerospace & Defense Group was formed upon the completion of our acquisition of Simula, Inc. on December 9, 2003, and results have been included herein since the acquisition date. The Aerospace & Defense Group also includes the military business, including armor and blast protection systems for M1114 Up-Armored HMMWVs, and other military vehicle armor programs, which previously were included in the Mobile Security Division. The Aerospace & Defense Group also includes the SAPI plate produced by our Protech subsidiary in Pittsfield, Massachusetts, which was previously reported as part of the Products Division. The historical results of these businesses have been reclassified as part of the Aerospace & Defense Group. This reporting change was made to better reflect management's approach to operating and directing the businesses, and, in certain instances, to align financial reporting with our market and customer segments.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ARMOR HOLDINGS, INC.

                                            /s/ Warren B. Kanders
                                            ----------------------------------
                                            Warren B. Kanders
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer
                                            Dated: May 10, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Warren B. Kanders
------------------------------------
Warren B. Kanders
Chairman of the Board of Directors
and Chief Executive Officer
May 10, 2004


/s/ Glenn J. Heiar                      /s/ Nicholas Sokolow
-----------------------------------     ----------------------------------
Glenn J. Heiar                          Nicholas Sokolow
Chief Financial Officer                 Director
May 10, 2004                            May 10, 2004


/s/ Burtt R. Ehrlich                    /s/ Thomas W. Strauss
-----------------------------------     ----------------------------------
Burtt R. Ehrlich                        Thomas W. Strauss
Director                                Director
May 10, 2004                            May 10, 2004


/s/ Alair A. Townsend                   /s/ Deborah A. Zoullas
-----------------------------------     ----------------------------------
Alair A. Townsend                       Deborah A. Zoullas
Director                                Director
May 10, 2004                            May 10, 2004


/s/ David R. Haas
-----------------------------------
David R. Haas
Director
May 10, 2004