Form 10-Q
period 2004-03-31
ARMOR HOLDINGS INC
filed 2004-05-10
CIK 845752

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004, or

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ___ TO ___.

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

       Registrant's telephone number, including area code: (904) 741-5400
    ------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes  X    No
                                                  --      --

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes  X    No
                                                  --      --

The number of shares outstanding of the registrant's Common Stock as of May 4, 2004 is 28,613,101.

                              ARMOR HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                          PAGE
PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS.........................................   3

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............  30

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK..........................................  42

    ITEM 4. CONTROLS AND PROCEDURES......................................  44

PART II - OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS............................................  45

    ITEM 5. OTHER INFORMATION............................................  46

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................  46

SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all material intercompany accounts and transactions) which management considers necessary for a fair presentation of operating results as of March 31, 2004 and for the three-month periods ended March 31, 2004 and March 31, 2003.

     These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                            MARCH 31, 2004             DECEMBER 31, 2003
                                                                              (UNAUDITED)                      *
                                                                       ------------------------    ------------------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                  $      75,835              $     111,850
    Restricted cash                                                                        -                      2,600
    Accounts receivable (net of allowance for
        doubtful accounts of $2,126 and $1,673)                                       89,196                     72,635
    Costs and earned gross profit in excess of billings                                  860                          -
    Inventories                                                                       92,903                     80,527
    Prepaid expenses and other current assets                                         24,994                     22,032
    Current assets of discontinued operations (Note 2)                                   857                        753
                                                                       ------------------------    ------------------------

        Total current assets                                                         284,645                    290,397

PROPERTY AND EQUIPMENT (net of
  accumulated depreciation of $21,137 and
  $19,046)                                                                            58,667                     57,576

GOODWILL (net of accumulated amortization
  of $4,024 and $4,024)                                                              176,146                    175,707

PATENTS, LICENSES AND TRADEMARKS
  (net of accumulated amortization of $3,601 and $2,627)                              46,073                     44,174

OTHER ASSETS                                                                          20,653                     16,169

LONG-TERM ASSETS OF DISCONTINUED OPERATIONS (Note 2)                                   1,717                      1,603
                                                                       ------------------------    ------------------------
TOTAL ASSETS                                                                    $    587,901               $    585,626
                                                                       ========================    ========================


                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                            MARCH 31, 2004             DECEMBER 31, 2003
                                                                              (UNAUDITED)                      *
                                                                       ------------------------    ------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                         $         778              $       32,107
   Short-term debt                                                                     622                         498
   Accounts payable                                                                 42,081                      30,304
   Accrued expenses and other current liabilities                                   57,584                      58,218
   Income taxes payable                                                              3,849                           -
   Current liabilities of discontinued operations (Note 2)                             344                         626
                                                                       ------------------------    ------------------------
       Total current liabilities                                                   105,258                     121,753

LONG-TERM LIABILITIES:
   Long-term debt, less current portion                                            159,264                     158,300
   Other long-term liabilities                                                      11,034                      10,208
                                                                       ------------------------    ------------------------
   Total liabilities                                                               275,556                     290,261

COMMITMENTS AND CONTINGENCIES
(NOTE 11)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
       authorized; no shares issued and outstanding                                      -                           -
   Common stock, $.01 par value; 50,000,000 shares
       authorized; 34,646,849 and 34,337,034 issued and
       28,586,627 and 28,267,812 outstanding at
       March 31, 2004 and December 31, 2003,
       respectively                                                                    347                         344
   Additional paid-in capital                                                      323,275                     318,460
   Retained earnings                                                                57,432                      44,942
   Accumulated other comprehensive income                                            3,608                       3,936
   Treasury stock                                                                  (72,317)                    (72,317)
                                                                       ------------------------    ------------------------
       Total stockholders' equity                                                   312,345                     295,365
                                                                       ------------------------    ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                                      $    587,901               $     585,626
                                                                       ========================   =========================


                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        THREE MONTHS ENDED
                                                                            MARCH 31, 2004             MARCH 31, 2003
                                                                       ------------------------    ------------------------
REVENUES:

   Aerospace & Defense                                                              $  81,008                 $  15,910
   Products                                                                            53,840                    44,007
   Mobile Security                                                                     26,780                    20,557
                                                                       ------------------------    ------------------------
   Total Revenues                                                                     161,628                    80,474
                                                                       ------------------------    ------------------------

COSTS AND EXPENSES:
   Cost of sales                                                                      114,068                    57,162
   Operating expenses                                                                  23,251                    14,004
   Amortization                                                                           980                        60
   Integration and other charges                                                          681                       422
                                                                       ------------------------    ------------------------

OPERATING INCOME                                                                       22,648                     8,826

   Interest expense, net                                                                1,728                       379
   Other expense, net                                                                     115                        69
                                                                       ------------------------    ------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES                    20,805                     8,378

PROVISION FOR INCOME TAXES                                                              8,177                     3,133
                                                                       ------------------------    ------------------------
INCOME FROM CONTINUING OPERATIONS                                                      12,628                     5,245

DISCONTINUED OPERATIONS (NOTE 2):

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX                                            (138)                     (158)
                                                                       ------------------------    ------------------------
NET INCOME                                                                           $ 12,490                  $  5,087
                                                                       ========================    ========================
NET INCOME PER COMMON SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS                                                    $   0.44                  $   0.18
LOSS FROM DISCONTINUED OPERATIONS                                                        0.00                     (0.01)
                                                                       ------------------------    ------------------------
BASIC EARNINGS PER SHARE                                                             $   0.44                  $   0.17
                                                                       ========================    ========================


            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        THREE MONTHS ENDED
                                                                            MARCH 31, 2004              MARCH 31, 2003
                                                                       ------------------------    ------------------------
NET INCOME PER COMMON SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS                                                    $  0.42                  $   0.18
LOSS FROM DISCONTINUED OPERATIONS                                                       0.00                     (0.01)
                                                                       ------------------------    ------------------------

DILUTED EARNINGS PER SHARE                                                           $  0.42                  $   0.17
                                                                       ========================    ========================

WEIGHTED AVERAGE SHARES - BASIC                                                       28,472                    28,964
                                                                       ========================    ========================

WEIGHTED AVERAGE SHARES - DILUTED                                                     29,934                    29,111
                                                                       ========================    ========================


            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                        THREE MONTHS ENDED
                                                                            MARCH 31, 2004              MARCH 31, 2003
                                                                       ------------------------    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations                                           $    12,628               $     5,245
   Adjustments to reconcile income from continuing operations to cash provided by operating activities:
       Depreciation and amortization                                                 3,414                     1,702
       Loss on disposal of fixed assets                                                  6                         8
       Deferred income taxes                                                          (438)                      199
   Changes in operating assets and liabilities, net of acquisitions:
       (Increase) decrease in accounts receivable                                  (17,173)                    2,878
       (Increase) decrease in inventories                                          (12,232)                    1,082
       (Increase) in prepaid expenses and other assets                              (5,222)                   (3,143)
       Increase (decrease) in accounts payable, accrued
          expenses and other current liabilities                                    12,395                    (1,900)
       Increase (decrease) in income taxes payable                                   7,221                    (1,662)
                                                                       ------------------------    ------------------------
       Net cash provided by operating activities                                       599                     4,409
                                                                       ------------------------    ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                                               (3,814)                   (1,727)
   Purchase of patents and trademarks                                                  (49)                        -
   Purchase of equity investment                                                    (1,374)                        -
   Collection of note receivable                                                       375                         -
   Decrease in restricted cash                                                       2,600                         -
   Additional consideration for purchased businesses                                (1,832)                        -
   Purchase of business, net of cash acquired                                       (2,729)                        -
                                                                       ------------------------    ------------------------
   Net cash used in investing activities                                            (6,823)                   (1,727)
                                                                       ------------------------    ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from the exercise of stock options                                       4,488                         -
   Repurchases of treasury stock                                                         -                   (15,684)
   Repayments of long-term debt                                                    (33,897)                     (239)
   Borrowings under lines of credit                                                  5,449                    22,916
   Repayments under lines of credit                                                 (5,327)                   (2,887)
                                                                       ------------------------    ------------------------
   Net cash (used in) provided by financing activities                             (29,287)                    4,106
                                                                       ------------------------    ------------------------

   Effect of exchange rate changes on cash and cash equivalents                        134                       (55)
   Net cash used in discontinued operations                                           (638)                   (3,636)
                                                                       ------------------------    ------------------------
   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (36,015)                    3,097
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  111,850                    12,913
                                                                       ------------------------    ------------------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $    75,835               $    16,010
                                                                       ========================    ========================
   CASH AND CASH EQUIVALENTS, END OF PERIOD
       CONTINUING OPERATIONS                                                   $   75,835                $   16,010
       DISCONTINUED OPERATIONS                                                        383                     5,589
                                                                       ------------------------    ------------------------
                                                                               $   76,218                $   21,599
                                                                       ========================    ========================



            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries (the "Company", "we", "our", "us") have been prepared in accordance with generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals and the elimination of all material intercompany accounts and transactions) considered necessary by management to present a fair presentation have been included. The results of operations for the three-month period is not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. The amounts disclosed in the footnotes are related to continuing operations unless otherwise indicated.

     Effective in the first quarter 2004, we instituted a new segment reporting format to include three reportable business divisions: Aerospace & Defense Group, the Products Division (Armor Holdings Products), and the Mobile Security Division (Armor Mobile Security). The Aerospace & Defense Group was formed upon the completion of our acquisition of Simula, Inc. on December 9, 2003, and results have been included since the acquisition date. The Aerospace & Defense Group also includes the military business, including armor and blast protection systems for M1114 Up-Armored High Mobility Multi-Purpose Wheeled Vehicles (HMMWVs), and other military vehicle armor programs, which previously were included in the Mobile Security Division. The Aerospace & Defense Group also includes the small arms protective insert (SAPI) plate produced by our Protech subsidiary in Pittsfield, Massachusetts, which was previously reported as part of the Products Division. The historical results of these businesses have been reclassified as part of the Aerospace & Defense Group. This reporting change was made to better reflect management's approach to operating and directing the businesses, and, in certain instances, to align financial reporting with our market and customer segments. Immediately after filing this Form 10-Q, we will file a Form 10-K/A with restated financial information in the new segment format with no impact on consolidated revenues, gross profit, operating income or net income as a result of this reclassification.

     As discussed in Note 2 in this Form 10-Q, in 2003 we sold the majority of our ArmorGroup Services Division (the "Services Division"). The assets and liabilities of the Services Division have been classified as assets and liabilities of discontinued operations on our balance sheets and the results of their operations classified as income from discontinued operations in the accompanying unaudited condensed consolidated statement of operations.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 2 - DISCONTINUED OPERATIONS

     On April 17, 2003, we announced that we had completed the sale of our ArmorGroup Integrated Systems business through the sale of 100% of the stock of ArmorGroup Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc. to Aerwav Integration Systems, Inc. ("AIS"). AIS is a wholly owned subsidiary of Aerwav Holdings, LLC. As consideration for the integrated systems business, we received a $4.1 million collateralized note due in two years and a warrant for approximately 2.5% of AIS. $375,000 of the balance due was paid in advance in November 2003. In accordance with SFAS 144, we recorded a loss of $366,000 on the sale in the second quarter of 2003.

     On November 26, 2003, we announced that we completed the sale of ArmorGroup, our security service division, for $33,660,000 in total consideration to a group of private investors led by Granville Baird Capital Partners of London, England and Management. We received $31,360,000 in cash at closing and are scheduled to receive another $2,300,000 by the end of 2004, of which we have received $500,000 through May 10, 2004. We recorded a loss of $8.8 million on the sale in the fourth quarter of 2003. In accordance with generally accepted accounting principles, unrealized gains and losses, which are included in equity as accumulated other comprehensive income or loss, are not recognized until the period in which the related assets and liabilities are disposed of.

     At March 31, 2004, our litigation support services subsidiary remains in discontinued operations. The actual proceeds from the disposal of this business may differ materially from our current estimates, and, therefore, could result in either a gain or a loss upon final disposal.

     A summary of the operating results of the discontinued operations for the three months ended March 31, 2004 and 2003 is as follows.


                                                                         THREE MONTHS ENDED
                                                             MARCH 31, 2004             MARCH 31, 2003
                                                        ------------------------    ------------------------
                                                                           (IN THOUSANDS)
Revenue                                                            $    720                   $    25,788
Cost of sales                                                           236                        19,182
Operating expenses                                                      436                         6,412
Integration and other charges                                             -                            42
                                                        ------------------------    ------------------------
Operating income                                                         48                           152
Interest expense, net                                                     2                            38
Other expense, net                                                      263                            60
                                                        ------------------------    ------------------------
(Loss) income from discontinued operations before
(benefit) provision for income taxes                                   (217)                           54

(Benefit) provision for income taxes                                    (79)                          212
                                                        ------------------------    ------------------------
(Loss) from discontinued operations                                $   (138)                  $      (158)
                                                        ========================    ========================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


The following is a summary of the assets and liabilities of our discontinued operations:

                                                             MARCH 31, 2004           DECEMBER 31, 2003
                                                        ------------------------    ------------------------
                                                                          (IN THOUSANDS)
Assets
   Cash and cash equivalents                                         $   383                     $    76
   Accounts receivable, net                                              257                         549
   Other current assets                                                  217                         128
                                                        ------------------------    ------------------------
       Total current assets                                              857                         753
   Property and equipment, net                                         1,320                       1,206
   Goodwill, net                                                         356                         356
   Other assets                                                           41                          41
                                                        ------------------------    ------------------------
Total assets of discontinued operations                              $ 2,574                     $ 2,356
                                                        ========================    ========================

Liabilities
   Current portion of long-term debt                                 $     -                     $   125
   Accounts payable                                                       50                           5
   Accrued expenses and other current liabilities                        294                         496
                                                        ------------------------    ------------------------
       Total current liabilities                                         344                         626
                                                        ------------------------    ------------------------
Total liabilities of discontinued operations                         $   344                     $   626
                                                        ========================    ========================


     Based upon our analysis and discussions with our advisors regarding the estimated realizable value, net of selling costs, of the Services Division, we reduced its carrying value and recorded net impairment charges of $12.4 million in the third quarter of fiscal 2003. The 2003 impairment charges consisted of a non-cash goodwill reduction. The benefit for income taxes for discontinued operations was $8.3 million for fiscal 2003. The reductions in the carrying value of the Services Division were management's best estimate based upon the information currently available, including discussions with our investment bankers.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 3 - COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax provision of $20,000 and $96,000 for the three months ended March 31, 2004 and 2003, respectively, are listed below:


                                                                        THREE MONTHS ENDED
                                                             MARCH 31, 2004              MARCH 31, 2003
                                                        ------------------------    ------------------------
                                                                          (IN THOUSANDS)
Net income                                                          $  12,490              $    5,087
Other comprehensive income:
   Unrealized gain on equity securities, net of tax                        37                       -
   Foreign currency translations                                         (365)                    369
                                                        ------------------------    ------------------------
Comprehensive income                                                $  12,162              $    5,456
                                                        ========================    ========================


NOTE 4 - INVENTORIES

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

                                                             MARCH 31, 2004             DECEMBER 31, 2003
                                                        ------------------------    ------------------------
                                                                          (IN THOUSANDS)
Raw material                                                        $ 49,927               $ 40,397
Work-in-process                                                       26,170                 25,422
Finished goods                                                        16,806                 14,708
                                                        ------------------------    ------------------------
   Total inventories                                                $ 92,903               $ 80,527
                                                        ========================    ========================


NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities are summarized as follows:

                                                             MARCH 31, 2004             DECEMBER 31, 2003
                                                        ------------------------    ------------------------
                                                                          (IN THOUSANDS)
Accrued expenses and other current liabilities                      $ 42,012               $ 40,787
Deferred consideration for acquisitions                                3,403                  2,780
Customer deposits                                                     12,169                 14,651
                                                        ------------------------    ------------------------
   Total accrued expenses and other current liabilities             $ 57,584               $ 58,218
                                                        ========================    ========================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

     We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, " Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FAS 133", and Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (collectively "SFAS 133"). SFAS 133 requires all freestanding and embedded derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and accounted for as either fair value hedges or cash flow hedges pursuant to the provisions of SFAS 133.

     We hedge the fair value of our 8.25% $150 million Senior Subordinated Notes due 2013 using interest rate swaps. We enter into these derivative contracts to manage fair value changes which could be caused by our exposure to interest rate changes. On September 2, 2003, we entered into interest rate swap agreements, designated as fair value hedges as defined under SFAS 133 with an aggregate notional amount totaling $150 million. The agreements were entered into to exchange the fixed interest rate on the Notes for a variable interest rate equal to six-month LIBOR (1.16% at March 31, 2004), set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth of February and August. The agreements are subject to other terms and conditions common to transactions of this type. These fair value hedges qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the Notes. Accordingly, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the Notes due to changes in the market interest rate. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements on the Notes. The fair value of the interest rate swap agreements was approximately $9.3 million at March 31, 2004 and is included in other assets and long-term debt on the accompanying condensed consolidated balance sheet.

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


NOTE 7 - INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL SALES

     We are a leading manufacturer and provider of specialized security products; training and support services related to these products; vehicle armor systems; military helicopter seating systems; aircraft and land vehicle safety systems; protective equipment for military personnel; and other technologies used to protect humans in a variety of life-threatening or catastrophic situations. Our products and systems are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as governmental agencies, multinational corporations and individuals. We are organized and operated under three business divisions: Aerospace & Defense Group, Armor Holdings Products, also referred

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


to as our Products Division, and Armor Mobile Security, also referred to as our Mobile Security Division. The Aerospace & Defense Group was formed with our acquisition of Simula, Inc. on December 9, 2003, and results have been included since the acquisition date. The Aerospace & Defense Group also includes the military business formerly in the Mobile Security Division, including armor and blast protection systems for M1114 Up-Armored HMMWVs, and the SAPI business produced by our Protech subsidiary in Pittsfield, Massachusetts, which was previously reported as part of the Products Division. The historical results of these businesses have been reclassified to the Aerospace & Defense Group. Our Services division has been classified as discontinued operations and is no longer included in this presentation (See Note 2).

     Aerospace & Defense Group. Our Aerospace & Defense Group supplies human safety and survival systems to the U.S. military, and major aerospace and defense prime contractors. Our core markets are military aviation safety, military personnel safety, and land and marine safety. Under the brand name O'Gara-Hess & Eisenhardt, we are the sole-source provider to the U.S. military of the armor and blast protection systems for M1114 Up-Armored HMMWVs. We are also under contract with the U.S. Army to provide spare parts, logistics and ongoing field support services for the currently installed base of approximately 4,933 Up-Armored HMMWVs. Additionally, we provide blast and ballistic protection kits for the standard HMMWVs, which are installed on existing equipment in the field. Our Aerospace & Defense Group is also subcontracted to develop a ballistic and blast protected armored and sealed truck cab for the HIMARS, a program recently transitioned by the U.S. Army and U.S. Marine Corps from developmental to a low rate of initial production, deliveries of which commenced in 2003. We also supply armor sub-systems for other tactical wheeled vehicles. Through Simula, we provide military helicopter seating systems, helicopter cockpit airbag systems, aircraft and land vehicle armor kits, body armor and other protective equipment for military personnel, emergency bailout parachutes and survival ensembles worn by military aircrew. The primary customers for our products are the U.S. Army, U.S. Marine Corps, Boeing, and Sikorsky Aircraft. Most of Simula's aviation safety products are provided on a sole source basis. The U.S. armed forces have adopted ceramic body armor as a key element of the protective ensemble worn by our troops in Iraq and Afghanistan. Simula was the developer of this specialized product called SAPI, and is the largest supplier to U.S. forces.

     Armor Holdings Products. Our Armor Holdings Products division manufactures and sells a broad range of high quality equipment marketed under brand names that are well known and respected in the military and law enforcement communities. Products manufactured by this division include concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, emergency lighting products, forensic products, firearms' accessories, weapon maintenance products, foldable ladders, and specialty gloves.

     Armor Mobile Security. Our Armor Mobile Security division manufactures and installs ballistic and blast protection armoring systems for a variety of commercial vehicles including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats. Our customers in this business include the US and foreign governments, international corporations, non-government organizations and high net worth individuals. In addition, we supply ballistic and blast protected armoring systems to U.S. federal law enforcement and intelligence agencies and foreign heads of state.

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

     Revenues, operating income and total assets for each of our continuing operating segments are as follows (net of intercompany eliminations):


                                                                    THREE MONTHS ENDED
                                                        MARCH 31, 2004                MARCH 31, 2003
                                                  ------------------------      ------------------------
                                                                        (IN THOUSANDS)
         Revenues:
           Aerospace & Defense                             $     81,008                 $      15,910
           Products                                              53,840                        44,007
           Mobile Security                                       26,780                        20,557
                                                  ------------------------      ------------------------
             Total revenues                                $    161,628                 $      80,474
                                                  ========================      ========================

         Operating income (loss):
           Aerospace & Defense                             $     19,479                 $       3,625
           Products                                               5,685                         6,861
           Mobile Security                                        1,073                           519
           Corporate                                             (3,589)                       (2,179)
                                                  ------------------------      ------------------------
             Total operating income                        $     22,648                 $       8,826
                                                  ========================      ========================

                                                        MARCH 31, 2004              DECEMBER 31, 2003
                                                  --------------------------------------------------------
                                                                       (IN THOUSANDS)
         Total assets:
           Aerospace & Defense                             $    230,729                   $   209,834
           Products                                             190,261                       183,972
           Mobile Security                                       70,373                        63,161
           Corporate                                             93,964                       126,303
                                                  ------------------------      ------------------------
              Total assets                                 $    585,327                   $   583,270
                                                  ========================      ========================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


     The following unaudited information with respect to revenues, operating income from continuing operations (geographic operating income from continuing operations before amortization expense and integration and other charges) and total assets to principal geographic areas are as follows:

                                                                    THREE MONTHS ENDED
                                                       MARCH 31, 2004                MARCH 31, 2003
                                                  ------------------------      ------------------------
                                                                      (IN THOUSANDS)
         Revenues:
            North America                                    $ 131,351                    $  56,624
            South America                                        3,476                        3,427
            Africa                                               1,206                          485
            Europe/Asia                                         25,595                       19,938
                                                  ------------------------      ------------------------
               Total revenue                                 $ 161,628                    $  80,474
                                                  ========================      ========================
         Geographic operating income:
            North America                                    $  21,638                    $   6,953
            South America                                          231                           54
            Africa                                                  99                           98
            Europe/Asia                                          2,341                        2,203
                                                  ------------------------      ------------------------
               Total geographic operating income             $  24,309                    $   9,308
                                                  ========================      ========================

                                                        MARCH 31, 2004              DECEMBER 31, 2003
                                                  --------------------------------------------------------
                                                                       (IN THOUSANDS)
         Total assets:
            North America                                    $ 536,269                    $ 523,954
            South America                                        6,674                        6,433
            Africa                                                   -                            -
            Europe/Asia                                         42,384                       52,883
                                                  ------------------------      ------------------------
                Total assets                                 $ 585,327                    $ 583,270
                                                  ========================      ========================

     A reconciliation of consolidated geographic operating income from continuing operations to consolidated operating income from continuing operations follows:

                                                                    THREE MONTHS ENDED
                                                        MARCH 31, 2004               MARCH 31, 2003
                                                  ------------------------      ------------------------
                                                                     (IN THOUSANDS)
         Consolidated geographic operating income          $   24,309                    $   9,308
         Amortization                                            (980)                         (60)
         Integration and other charges                           (681)                        (422)
                                                  ------------------------      ------------------------
         Operating income                                  $   22,648                    $   8,826
                                                  ========================      ========================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 8 - EARNINGS PER SHARE

     The following details the numerators and denominators of the basic and diluted earnings per share computations for net income from continuing operations:

                                                                                    THREE MONTHS ENDED
                                                                          MARCH 31, 2004          MARCH 31, 2003
                                                                        -------------------    ---------------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per share:

Income from continuing operations                                                 $ 12,628                  $ 5,245
                                                                        ===================    =====================
Denominator for basic earnings per share - weighted
average shares outstanding:                                                         28,472                   28,964

Effect of shares issuable under stock option and stock grant
plans, based on the treasury stock method                                            1,462                      147
                                                                        -------------------    ---------------------
Denominator for diluted earnings per share- adjusted weighted
average shares outstanding                                                          29,934                   29,111
                                                                        ===================    =====================

Basic earnings per share from continuing operations                                $  0.44                  $  0.18
                                                                        ===================    =====================

Diluted earnings per share from continuing operations                              $  0.42                  $  0.18
                                                                        ===================    =====================


ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

     In April 2004, the FASB issued FASB Staff Position No. 129-1, Disclosure Requirements under FASB Statement No. 129, "Disclosure of Information about Capital Structure," relating to contingently convertible securities ("FSP 129-1"). The purpose of FSP 129-1 is to interpret how the disclosure provisions of FASB Statement No. 129 apply to contingently convertible securities and to their potentially dilutive effects on earnings per share. The guidance in this FSP is effective April 2004 and applies to all existing and newly created securities.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 10 - STOCKHOLDERS' EQUITY

     Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for our employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. If compensation cost for stock option grants had been determined based on the fair value on the grant dates for the three-month periods ended March 31, 2004 and 2003 consistent with the method prescribed by SFAS 123, our net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                             THREE MONTHS ENDED
                                                   MARCH 31, 2004         MARCH 31, 2003
                                                 -------------------  -----------------------
                                                 (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Net income as reported                                    $ 12,490                  $ 5,087

Deduct:  Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                         (1,247)                  (1,158)
                                                 -------------------  -----------------------

Pro forma net income                                      $ 11,243                  $ 3,929
                                                 ===================  =======================


Earnings per share:

       Basic - as reported                                $  0.44                   $ 0.17
                                                 ===================  =======================
       Basic - pro forma                                  $  0.39                   $ 0.14
                                                 ===================  =======================
       Diluted - as reported                              $  0.42                   $ 0.17
                                                 ===================  =======================
       Diluted - pro forma                                $  0.38                   $ 0.13
                                                 ===================  =======================

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 11 - LEGAL PROCEEDINGS

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

     The National Institute of Justice ("NIJ") is engaged in an ongoing inquiry and investigation of bullet-resistant vests and the protocol for testing used vests, as well as the reliability of Zylon(R) and other fibers. We have consulted with and cooperated fully with the NIJ in this endeavor. To date, the NIJ has embarked only in its first phase of testing, which entails vests that have been heavily worn or exposed to adverse conditions, and which involves the ballistic standard applicable to new vests. Although some of the vests tested, including ours, experienced some level of penetration, the NIJ specifically warned against the misuse and misinterpretation of these results, emphasizing that the data produced so far is preliminary in nature, applies to a very small sample size, and, therefore, it is not possible to draw any statistically-based conclusions from these results. The NIJ will continue to conduct further testing and analyze these issues in order to determine if any conclusions can be reached as to the performance and reliability of aged vests. We have requested but not yet received the NIJ to provide us with its testing data, and we intend to evaluate and review the NIJ results upon receipt in our continuing effort to assist the NIJ in developing uniform standards for certification of new vests and the testing of used vests. The NIJ continues to encourage law enforcement officers to wear body armor, in light of the fact that

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


"the lives of more than 2,700 law enforcement officers have been saved by the use of bullet-resistant body armor over the past 30 years."

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

     Except for the updates noted above, please see footnote 11 Commitments and Contingencies Legal/Litigation Matters in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, for a description of other legal proceedings.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 12 -GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

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

     The following consolidating condensed financial information presents the consolidating condensed balance sheets as of March 31, 2004 and December 31, 2003, the related condensed statements of operations for each of the three month periods ended March 31, 2004 and March 31, 2003 and the related condensed statements of cash flows for the three month periods ended March 31, 2004 and March 31, 2003 for:

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                              MARCH 31, 2004
                                              --------------------------------------------------------------------------------
                                                              GUARANTOR       NONGUARANTOR                       CONSOLIDATED
                                                PARENT       SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
                                              ----------     ------------    ---------------    -------------    -------------
                                                                             (IN THOUSANDS)
                   ASSETS
Current Assets:
   Cash and cash equivalents                  $ 58,030        $   6,325            $  11,480    $         -        $  75,835
   Accounts receivable, net                        989           74,854               13,353              -           89,196
   Costs and earned gross profit in excess
       of billings                                   -              860                    -              -              860
   Intercompany receivables                     64,093           52,197               38,352       (154,642)               -
   Inventories                                       -           73,555               19,348              -           92,903
   Prepaid expenses and other current assets     4,160           20,744                2,743         (2,653)          24,994
   Current assets of discontinued operations         -           41,216                6,235        (46,594)             857
                                              ----------     ------------    ---------------    -------------    -------------
       Total Current Assets                    127,272          269,751               91,511       (203,889)         284,645

Property and equipment, net                      2,238           36,851               19,578              -           58,667
Goodwill, net                                        -          174,051                2,095              -          176,146
Patents, licenses and trademarks, net                -           45,893                  180              -           46,073
Other assets                                    18,361            2,133                  159              -           20,653
Long-term assets of discontinued operations          -            1,717                    -              -            1,717
Investment in subsidiaries                     418,148            9,858                    -       (428,006)               -
                                              ----------     ------------    ---------------    -------------    -------------
Total Assets                                  $566,019        $ 540,254            $ 113,523    $  (631,895)       $ 587,901
                                              ==========     ============    ===============    =============    =============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Current portion of long-term debt          $      -        $     635            $     143    $         -        $     778
   Short-term debt                                   -                -                  622              -              622
   Accounts payable                                916           34,975                6,190              -           42,081
   Accrued expenses and other current
       liabilities                               7,078           30,016               20,490              -           57,584
   Income taxes payable                        (10,237)          13,561                  525              -            3,849
   Intercompany payables                        93,713           49,309               10,314       (153,336)               -
   Current liabilities of discontinued
       operations                                    -            5,001               43,243        (47,900)             344
                                              ----------     ------------    ---------------    -------------    -------------
       Total Current Liabilities                91,470          133,497               81,527       (201,236)         105,258

Long-term debt, less current portion           157,002            1,725                  537              -          159,264
Other long-term liabilities                      5,202            4,622                1,210              -           11,034
Long-term liabilities of discontinued
operations                                           -            2,653                    -         (2,653)               -
                                              ----------     ------------    ---------------    -------------    -------------
Total Liabilities                              253,674          142,497               83,274       (203,889)         275,556

Stockholders' Equity:
   Preferred stock                                   -            1,450                    -         (1,450)               -
   Common stock                                    347            4,393                7,854        (12,247)             347
   Additional paid in capital                  323,275          273,326               46,095       (319,421)         323,275
   Retained earnings (accumulated deficit)      57,432          118,588              (23,700)       (94,888)          57,432
   Accumulated other comprehensive loss          3,608                -                    -              -            3,608
   Treasury stock                              (72,317)               -                    -              -          (72,317)
                                              ----------     ------------    ---------------    -------------    -------------
Total Stockholders' Equity                     312,345          397,757               30,249       (428,006)         312,345
                                              ----------     ------------    ---------------    -------------    -------------

Total Liabilities and Stockholders' Equity    $566,019        $ 540,254            $ 113,523    $  (631,895)       $ 587,901
                                              ==========     ============    ===============    =============    =============


ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                             DECEMBER 31, 2003
                                              --------------------------------------------------------------------------------
                                                              GUARANTOR       NONGUARANTOR                        CONSOLIDATED
                                                PARENT       SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
                                              ----------     ------------    ---------------    -------------    -------------
                                                                             (IN THOUSANDS)
                   ASSETS
Current Assets:
   Cash and cash equivalents                  $ 90,764        $  11,084            $  10,002    $         -        $ 111,850
   Restricted cash                               2,600                -                    -              -            2,600
   Accounts receivable, net                      1,201           59,470               11,964              -           72,635
   Costs and earned gross profit in excess
     of billings                                     -                -                    -              -                -
   Intercompany receivables                     60,974            2,600               38,352       (101,926)               -
   Inventories                                       -           61,494               19,033              -           80,527
   Prepaid expenses and other current assets    20,241            1,844                2,600         (2,653)          22,032
   Current assets of discontinued operations         -              753                    -              -              753
                                              ----------     ------------    ---------------    -------------    -------------
       Total Current Assets                    175,780          137,245               81,951       (104,579)          290,397

Property and equipment, net                      2,122           34,853               20,601              -            57,576
Goodwill, net                                        -          173,640                2,067              -           175,707
Patents, licenses and trademarks, net                -           43,991                  183              -            44,174
Other assets                                    14,092            1,924                  153              -            16,169
Long-term assets of discontinued operations          -            1,603                    -              -             1,603
Investment in subsidiaries                     320,034           10,038                    -       (330,072)                -
                                              ----------     ------------    ---------------    -------------    -------------
Total Assets                                  $512,028         $403,294            $ 104,955    $  (434,651)        $ 585,626
                                              ==========     ============    ===============    =============    =============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Current portion of long-term debt          $      -        $  31,960            $     147    $         -         $  32,107
   Short-term debt                                   -                -                  498              -               498
   Accounts payable                              1,584           20,941                7,779              -            30,304
   Accrued expenses and other current
     liabilities                                12,403           27,113               18,702              -            58,218
   Income taxes payable                              -                -                    -              -                 -
   Intercompany payables                        44,251           47,073                9,933       (101,257)                -
   Current liabilities of discontinued
       operations                                    -         (35,714)               37,009           (669)              626
                                              ----------     ------------    ---------------    -------------    -------------
       Total Current Liabilities                58,238           91,373               74,068       (101,926)          121,753

Long-term debt, less current portion           153,452            4,257                  591              -           158,300
Other long-term liabilities                      4,973            4,008                1,227              -            10,208
Long-term liabilities of discontinued
operations                                           -            2,653                    -         (2,653)                -
                                              ----------     ------------    ---------------    -------------    -------------
Total Liabilities                              216,663          102,291               75,886       (104,579)          290,261

Stockholders' Equity:
   Preferred stock                                   -            1,450                    -         (1,450)                -
   Common stock                                    344            4,143                7,854        (11,997)              344
   Additional paid in capital                  318,460          191,781               46,095       (237,876)          318,460
   Retained earnings (accumulated deficit)      44,942          103,629              (24,880)       (78,749)           44,942
   Accumulated other comprehensive loss          3,936                -                    -              -             3,936
   Treasury stock                              (72,317)               -                    -              -           (72,317)
                                              ----------     ------------    ---------------    -------------    -------------
Total Stockholders' Equity                     295,365          301,003               29,069       (330,072)          295,365
                                              ----------     ------------    ---------------    -------------    -------------
Total Liabilities and Stockholders' Equity    $512,028        $ 403,294            $ 104,955    $  (434,651)        $ 585,626
                                              ==========     ============    ===============    =============    =============


ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED MARCH 31, 2004
                                             -----------------------------------------------------------------------------
                                                            GUARANTOR      NONGUARANTOR                        CONSOLIDATED
                                               PARENT      SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS         TOTAL
                                             ----------    ------------   ---------------    -------------    -------------
                                                                          (IN THOUSANDS)
REVENUES:

   Aerospace & Defense                        $     -         $ 81,008          $      -        $       -         $ 81,008
   Products                                         -           44,249             9,591                -           53,840
   Mobile Security                                  -            5,367            21,932             (519)          26,780
                                             ----------    ------------   ---------------    -------------    -------------
   Total revenues                                   -          130,624            31,523             (519)         161,628
                                             ----------    ------------   ---------------    -------------    -------------
COSTS AND EXPENSES:
   Cost of sales                                    -           88,350            26,237             (519)         114,068
   Operating expenses                           3,502           16,387             3,362                -           23,251
   Amortization                                     -              977                 3                -              980
   Integration and other charges                   90              591                 -                -              681
   Related party management (income) fees          16              (17)                1                -                -
                                             ----------    ------------   ---------------    -------------    -------------

OPERATING (LOSS) INCOME                        (3,608)          24,336             1,920                -           22,648
   Interest expense, net                        1,656               32                40                -            1,728
   Other expense (income), net                     50               16                49                -              115
   Equity in (earnings) losses of
       subsidiaries                           (16,321)             182                 -           16,139                -
                                             ----------    ------------   ---------------    -------------    -------------
INCOME FROM CONTINUING OPERATIONS BEFORE
PROVISION (BENEFIT) FOR INCOME TAXES           11,007           24,106             1,831          (16,139)          20,805

PROVISION (BENEFIT) FOR INCOME TAXES           (1,483)           9,009               651                -            8,177
                                             ----------    ------------   ---------------    -------------    -------------
INCOME FROM CONTINUING OPERATIONS              12,490           15,097             1,180          (16,139)          12,628

DISCONTINUED OPERATIONS:
   (Loss) from discontinued operations,
       net of tax                                   -             (138)                -                -             (138)
                                             ----------    ------------   ---------------    -------------    -------------
NET INCOME                                    $12,490         $ 14,959           $ 1,180        $ (16,139)        $ 12,490
                                             ==========    ============   ===============    =============    =============

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
(UNAUDITED)


                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED MARCH 31, 2003
                                          ----------------------------------------------------------------------------------
                                                         GUARANTOR      NONGUARANTOR                       CONSOLIDATED
                                            PARENT      SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS         TOTAL
                                          ----------    ------------   ---------------    -------------    -------------
                                                                         (IN THOUSANDS)
REVENUES:
   Aerospace & Defense                      $     -       $ 15,910          $     -         $       -         $ 15,910
   Products                                       -         36,684            7,323                 -           44,007
   Mobile Security                                -          4,089           16,468                 -           20,557
                                          ----------    ------------   ---------------    -------------    -------------
   Total revenues                                 -         56,683           23,791                 -           80,474
                                          ----------    ------------   ---------------    -------------    -------------

COSTS AND EXPENSES:
   Cost of sales                                  -         37,220           19,942                 -           57,162
   Operating expenses                         2,072          9,302            2,630                 -           14,004
   Amortization                                   -             57                3                 -               60
   Integration and other charges                 76            346                -                 -              422
                                          ----------    ------------   ---------------    -------------    -------------

OPERATING (LOSS) INCOME                      (2,148)         9,758            1,216                 -            8,826
   Interest expense, net                        228             70               81                 -              379
   Other expense, net                             -              -               69                 -               69
   Equity in (earnings) losses of
       subsidiaries                          (6,664)           282                -             6,382                -
                                          ----------    ------------   ---------------    -------------    -------------

INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION (BENEFIT) FOR INCOME
TAXES                                         4,288          9,406            1,066            (6,382)           8,378
PROVISION (BENEFIT) FOR INCOME TAXES           (799)         3,560              372                 -            3,133
                                          ----------    ------------   ---------------    -------------    -------------
INCOME FROM CONTINUING OPERATIONS             5,087          5,846              694            (6,382)           5,245

DISCONTINUED OPERATIONS:
   (Loss) income from discontinued
       operations,
       net of tax                                 -           (447)             289                 -             (158)
                                          ----------    ------------   ---------------    -------------    -------------
NET INCOME                                  $ 5,087       $  5,399          $   983         $  (6,382)         $ 5,087
                                          ==========    ============   ===============    =============    =============


ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                     THREE MONTHS ENDED MARCH 31, 2004
                                               -------------------------------------------------------------------------------
                                                               GUARANTOR       NONGUARANTOR                      CONSOLIDATED
                                                  PARENT      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS         TOTAL
                                               ------------   ------------    --------------    -------------    -------------
                                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Income from continuing operations            $  12,490      $  15,097         $   1,180       $ (16,139)        $  12,628
   Adjustments to reconcile income from
       continuing operations to cash
       provided by (used in) operating
       activities:

   Depreciation and amortization                      348          2,275               791               -             3,414
   Loss on disposal of fixed assets                     -              -                 6               -                 6
   Deferred income taxes                              104           (521)              (21)              -              (438)
   Changes in operating assets &
   liabilities, net of acquisitions:
   Decrease (increase) in accounts receivable         212        (15,996)           (1,389)              -           (17,173)
   Decrease (increase) in intercompany
       receivables & payables                      46,016        (46,396)              380               -                 -
   Increase in inventory                                -        (11,917)             (315)              -           (12,232)
   (Increase) decrease in prepaid expenses
       & other assets                              (3,611)        (1,814)              203               -            (5,222)
   Increase (decrease) in accounts payable,
   accrued expenses and other current
       liabilities                                 (5,663)        17,859               199               -            12,395
   Increase (decrease) in income taxes
       payable                                      8,651         (1,607)              177               -             7,221
                                               ------------   ------------    --------------    -------------    -------------
   Net cash provided by (used in) operating
       activities                                  58,547        (43,020)            1,211         (16,139)              599
                                               ------------   ------------    --------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                (254)        (3,246)             (314)              -            (3,814)
   Purchase of patents and trademarks                   -            (49)                -               -               (49)
   Purchase of equity investment                        -         (1,374)                -               -            (1,374)
   Collection of note receivable                        -            375                 -               -               375
   Decrease in restricted cash                      2,600              -                 -               -             2,600
   Additional consideration for purchased
       businesses                                       -         (1,832)                -               -            (1,832)
   Investment in subsidiaries                     (98,115)        81,976                 -          16,139                 -
   Purchase of business, net of cash
       acquired                                         -         (2,729)                -               -            (2,729)
                                               ------------   ------------    --------------    -------------    -------------
   Net cash (used in) provided by investing
       activities                                 (95,769)        73,121              (314)         16,139            (6,823)
                                               ------------   ------------    --------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options          4,488              -                 -               -             4,488
   Repayments of long-term debt                         -        (33,863)              (34)              -           (33,897)
   Borrowings under lines of credit                 5,303              -               146               -             5,449
   Repayments under lines of credit                (5,303)             -               (24)              -            (5,327)
                                               ------------   ------------    --------------    -------------    -------------
   Net cash provided by (used in) financing
       activities                                   4,488        (33,863)               88               -           (29,287)
                                               ------------   ------------    --------------    -------------    -------------
   Effect of exchange rate on cash and cash
       equivalents                                      -           (359)              493               -               134
   Net cash used in discontinued operations             -           (638)                -               -              (638)
                                               ------------   ------------    --------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                   (32,734)        (4,759)            1,478               -           (36,015)
CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                         90,764         11,084            10,002               -           111,850
                                               ------------   ------------    --------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $  58,030      $   6,325          $ 11,480       $       -         $  75,835
                                               ============   ============    ==============    =============    =============


ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                     THREE MONTHS ENDED MARCH 31, 2003
                                               -------------------------------------------------------------------------------
                                                                GUARANTOR      NONGUARANTOR                      CONSOLIDATED
                                                  PARENT      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS         TOTAL
                                               ------------   ------------    --------------    -------------    -------------
                                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Income from continuing operations            $   5,087      $   5,846         $    694        $  (6,382)        $  5,245
   Adjustments to reconcile income from
       continuing operations to cash
       provided by operating activities:
   Depreciation and amortization                      257            988              457                -            1,702
   Loss on disposal of fixed assets                     -              -                8                -                8
   Deferred taxes                                  (1,264)           413            1,050                -              199
   Changes in operating assets &
       liabilities, net of acquisitions:
   Decrease in accounts receivable                      -          2,852               26                -            2,878
   (Increase) decrease in intercompany
       receivables & payables                        (624)           (15)             639                -                -
   (Increase) decrease in inventory                     -            (60)           1,142                -            1,082
   Increase in prepaid expenses & other
       assets                                      (1,335)          (807)          (1,001)               -           (3,143)
   Increase (decrease) in accounts payable,
       accrued expenses and other current
       liabilities                                    654         (2,103)            (451)               -           (1,900)
   Increase (decrease) in income taxes
       payable                                     (2,076)           148              266                -           (1,662)
                                               ------------   ------------    --------------    -------------    -------------
   Net cash provided by operating activities          699          7,262            2,830           (6,382)           4,409
                                               ------------   ------------    --------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                 (62)        (1,255)            (410)               -           (1,727)
   Investment in subsidiaries                      (6,661)           414             (135)           6,382                -
                                               ------------   ------------    --------------    -------------    -------------
   Net cash used in investing activities           (6,723)          (841)            (545)           6,382           (1,727)
                                               ------------   ------------    --------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchases of treasury stock                  (15,684)             -                -                -          (15,684)
   Repayments of long-term debt                         -           (239)               -                -             (239)
   Borrowings under lines of credit                22,740              -              176                -           22,916
   Repayments under lines of credit                (2,740)             -             (147)               -           (2,887)
                                               ------------   ------------    --------------    -------------    -------------
   Net cash provided by (used in) financing
       activities                                   4,316           (239)              29                -            4,106
                                               ------------   ------------    --------------    -------------    -------------
   Effect of exchange rate on cash and cash
       equivalents                                    369            (52)            (372)               -              (55)
   Net cash used in discontinued operations             -         (2,428)          (1,208)               -           (3,636)
                                               ------------   ------------    --------------    -------------    -------------
NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                    (1,339)         3,702              734                -            3,097
CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                          7,152          3,556            2,205                -           12,913
                                               ------------   ------------    --------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $   5,813      $   7,258         $  2,939        $       -         $ 16,010
                                               ============   ============    ==============    =============    =============

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED (UNAUDITED)


NOTE 13 - CREDIT AGREEMENT AMENDMENT

     On March 29, 2004, we amended our credit agreement to allow us to pay dividends subject to certain limitations.

NOTE 14 - ACQUISITION

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and analysis of financial condition for the three months ended March 31, 2004. The results of operations for purchase business combinations are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

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

     Comprehensive income and foreign currency translation. In accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130), assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at the average monthly exchange rates. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115) we record changes in the market value of available-for-sale securities in the accumulated other comprehensive income caption of stockholders' equity in the condensed consolidated balance sheet, until we dispose of the securities. Once these securities are disposed of, either by sale or maturity, the gain or loss is recognized in other income or expense. The cumulative translation adjustment, which represents the effect of translating assets and liabilities of our foreign operations and changes in market value of available-for-sale securities is recorded as an increase of equity of $3,608,000 and $3,936,000 as of March 31, 2004 and December 31, 2003, respectively, and is classified as accumulated other comprehensive income. The current year change in the accumulated amount is included as a component of comprehensive income.

     Stock options and Grants. Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for our employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. If compensation cost for stock option grants had been determined based on the fair value on the grant dates for March 31, 2004 and 2003 consistent with the method prescribed by SFAS 123, our net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                             THREE MONTHS ENDED
                                                   MARCH 31, 2004         MARCH 31, 2003
                                                 -------------------  -----------------------
                                                 (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Net income as reported:                                   $ 12,490                 $ 5,087

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                         (1,247)                 (1,158)
                                                 -------------------  -----------------------
Pro forma net income                                      $ 11,243                 $ 3,929
                                                 ===================  =======================

Earnings per share:

         Basic - as reported                              $   0.44                 $  0.17
                                                 ===================  =======================
         Basic - pro forma                                $   0.39                 $  0.14
                                                 ===================  =======================
         Diluted - as reported                            $   0.42                 $  0.17
                                                 ===================  =======================
         Diluted - pro forma                              $   0.38                 $  0.13
                                                 ===================  =======================


     Discontinued Operations. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), a component classified as held for sale is reported in discontinued operations when the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. In a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement for current and prior periods reports the results of operations of the component, including any gain or loss recognized in accordance with SFAS 144, in discontinued operations. The results of discontinued operations, less applicable income taxes (benefit), is reported as a separate component of income before extraordinary items and the cumulative effect of accounting changes (if applicable). The assets and liabilities of a disposal group classified as held for sale is presented separately in the asset and liability sections, respectively, of the statement of financial position. See Note 2 to the Condensed Consolidated Interim Financial Statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


     Derivative Instruments and Hedging Activities. We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FAS 133", and Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" collectively ("SFAS 133"). All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which we hedge changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. We do not hold or issue interest rate swap agreements or other derivative instruments for trading purposes.

     Changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, other assets on the Condensed Consolidated Balance Sheet as of March 31, 2004 increased by $3.5 million from December 31, 2003, which reflected an increase in the fair value of the interest rate swap agreements. The corresponding increase in the hedge liability was recorded in long-term debt. The agreements are deemed to be a perfectly effective fair value hedge and therefore qualify for the short-cut method of accounting under SFAS
133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

     Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill and other intangible assets are stated on the basis of cost. The $124.8 million in goodwill resulting from acquisitions made subsequent to June 30, 2001 was immediately subjected to the non-amortization provisions of SFAS 142.

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

     Impairment. Long-lived assets including certain identifiable intangibles, and the goodwill related to those assets, are reviewed annually for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets. Management reviewed our long-lived assets and has taken an impairment charge of $12.4 million in fiscal 2003 to reduce the carrying value of the Services Division to estimated realizable value. The method used to determine the existence of an impairment would generally be discounted operating cash flows estimated over the remaining useful lives of the related long-lived assets for continuing operations in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Impairment is measured as the difference between fair value and unamortized cost at the date impairment is determined.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


NEW ACCOUNTING PRONOUNCEMENTS:

     In April 2004, the FASB issued FASB Staff Position No. 129-1, Disclosure Requirements under FASB Statement No. 129, "Disclosure of Information about Capital Structure," relating to contingently convertible securities ("FSP 129-1"). The purpose of FSP 129-1 is to interpret how the disclosure provisions of FASB Statement No. 129 apply to contingently convertible securities and to their potentially dilutive effects on earnings per share. The guidance in this FSP is effective April 2004 and applies to all existing and newly created securities.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003.

     Net income (loss). Net income increased $7.4 million, or 145.5% to $12.5 million for the three months ended March 31, 2004 compared to $5.1 million for the three months ended March 31, 2003. Net income for the three months ended March 31, 2004, includes income from continuing operations of $12.6 million and a loss from discontinued operations of ($138,000), compared to income from continuing operations of $5.2 million and a loss from discontinued operations of ($158,000) for the three months ended March 31, 2003.

CONTINUING OPERATIONS

     Aerospace & Defense Group revenues. Aerospace & Defense Group revenues increased $65.1 million, or 409.2%, to $81.0 million in the three months ended March 31, 2004, compared to $15.9 million in the three months ended March 31, 2003. For the three months ended March 31, 2004, Aerospace & Defense Group revenue increased 172.7% internally and 236.5% from acquisitions. Internal growth was due to strong demand for the M1114 Up-Armored HWMMV and SAPI plates, while acquired growth was a function of the Simula, Inc. acquisition on December 9, 2003.

     Products Division revenues. Products Division revenues increased $9.8 million, or 22.3%, to $53.8 million in the three months ended March 31, 2004, compared to $44.0 million in the three months ended March 31, 2003. For the three months ended March 31, 2004, Products Division revenue increased 14.8% internally, including year over year changes in acquired businesses, and 7.5% due to the acquisitions of Vector Associations, Inc. (dba ODV, Inc.), which was completed during the first quarter of 2004, and Hatch Imports, Inc., which was completed during the fourth quarter of 2003. Internal growth was due primarily to strong sales of International body armor, and other soft armor and hard armor sectors, providing protection to troops and private sector employees within Iraq.

     Mobile Security revenues. Mobile Security Division revenues increased $6.2 million, or 30.3%, to $26.8 million in the three months ended March 31, 2004, compared to $20.6 million in the three months ended March 31, 2003, primarily due to increased revenues from our Germany subsidiary Trasco-Bremen, which is experiencing increased demand in the Middle East.

     Cost of sales. Cost of sales increased $56.9 million, or 99.6%, to $114.1 million for the three months ended March 31, 2004, compared to $57.2 million for the three months ended March 31, 2003. As a percentage of total revenues, cost of sales decreased to 70.6% of total revenues for the three months ended March 31, 2004, from 71.0% for the three months ended March 31, 2003.

     Gross margins in the Aerospace & Defense Group were 32.1% for the three months ended March 31, 2004, compared to 29.8% for the three months ended March 31, 2003, primarily due to the acquisition of Simula, Inc., which operated at higher average gross margins than the M1114 Up-Armored HWWMV program for the quarter, as well as improved gross margins for both HWWMV's and HWWMV spare parts.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


     Gross margins in the Products Division were 31.5% for the three months ended March 31, 2004, compared to 34.2% for the three months ended March 31, 2003. The decrease in Products Division gross margins resulted primarily from product mix , certain large lower margin international and governmental orders and certain additional inventory reserves provided for during the quarter.

     Gross margins in the Mobile Security Division were 17.3% in the three months ended March 31, 2004, compared to 17.2% for the three months ended March 31, 2003.

     Operating expenses. Operating expenses increased $9.3 million, or 66.0%, to $23.3 million (14.4% of total revenues) for the three months ended March 31, 2004 compared to $14.0 million (17.4% of total revenues) for the three months ended March 31, 2003. The decrease as a percentage of revenues was largely a function of increased revenues, and the Simula, Inc. acquisition, which operates with lower operating expenses as a percent of revenues than the Products Division and the Mobile Security Division.

     Aerospace & Defense Group operating expenses increased $4.5 million, or 585.2%, to $5.3 million (6.5% of Aerospace & Defense Group revenues) for the three months ended March 31, 2004, compared to $0.8 million (4.8% of Aerospace & Defense Group revenues) for the three months ended March 31, 2003. The increase in operating expenses is due primarily to the acquisition of Simula, Inc. on December 9, 2003, as well as additional operating expenses in the M1114 Up-Armored HWMMV program as we increase production. The increase in operating expense as a percentage of revenue was due to the fact that Simula incurs higher operating expenses as a percentage of revenue than the other businesses within the Aerospace & Defense Group.

     Products Division operating expenses increased $3.0 million, or 38.0%, to $10.9 million (20.3% of Products Division revenues) for the three months ended March 31, 2004, compared to $7.9 million (18.0% of Products Division revenues) for the three months ended March 31, 2003. This increase is due primarily to acquisitions, increased research and development spending, higher sales expenses as related to increased sales volumes, wage increases, higher insurance cost, increased bad debt provisions, and bonus expenses that previously were allocated to corporate operating expenses.

     Mobile Security Division operating expenses increased $0.4 million, or 10.6%, to $3.6 million (13.3% of Mobile Security Division revenues) for the three months ended March 31, 2004, compared to $3.2 million (15.6% of Mobile Security Division revenues) for the three months ended March 31, 2003. This increase is due primarily to increased operating expenses related to significant revenue growth and increased warranty provisions.

     Corporate operating expenses increased $1.4 million, or 66.4%, to $3.5 million (2.2% of total revenues) for the three months ended March 31, 2004, compared to $2.1 million (2.6% of total revenues) for the three months ended March 31, 2003. This increase in administrative expenses is associated with the acquisition of Simula, overall growth of the Company, and Sarbanes-Oxley requirements.

     Amortization. Amortization expense increased $920,000, or 1,533.3% to $980,000 for the three months ended March 31, 2004, compared to $60,000 for the three months ended March 31, 2003, primarily due to the acquisitions of Simula and Hatch in December 2003. SFAS 142, which we adopted on January 1, 2002, eliminated amortization of intangible assets with indefinite lives and goodwill for all acquisitions completed after July 1, 2001, as well as for all fiscal years ending after January 1, 2002. Remaining amortization expense is related to patents and trademarks with finite lives, and acquired

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


amortizable intangible assets that meet the criteria for recognition as an asset apart from goodwill under SFAS 141.

     Integration and other charges. Integration and other charges increased $259,000, or 61.4%, to $681,000 for the three months ended March 31, 2004, compared to $422,000 for the three months ended March 31, 2003. The integration and other charges for the three months ended March 31, 2004 primarily related to the integration of Simula, Inc., Hatch Imports, Inc., and ODV, Inc., all of which were acquired subsequent to the first quarter of 2003.

     Operating income. Operating income from continuing operations increased $13.8 million, or 156.6%, to $22.6 million for the three months ended March 31, 2004, compared to $8.8 million in the three months ended March 31, 2003, due to the factors discussed above.

     Interest expense, net. Interest expense, net increased $1.3 million, or 355.9%, to $1.7 million for the three months ended March 31, 2004, compared to $379,000 for the three months ended March 31, 2003. This increase was due primarily to interest expense associated with the $150 million aggregate principal amount of 8.25% senior subordinated notes due 2013 issued in August 2003. On September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate for a variable rate of six-month LIBOR (1.16% at March 31, 2004), set in arrears, plus a spread of 2.735% to 2.75%.

     Other expense, net. Other expense, net, was $115,000 for the three months ended March 31, 2004, compared to other expense, net, of $69,000 for the three months ended March 31, 2003.

     Income from continuing operations before provision for income taxes. Income from continuing operations before provision for income taxes increased $12.4 million, or 148.3%, to $20.8 million for the three months ended March 31, 2004, compared to $8.4 million for the three months ended March 31, 2003, due to the reasons discussed above.

     Provision for income taxes. Provision for income taxes was $8.2 million for the three months ended March 31, 2004, compared to $3.1 million for the three months ended March 31, 2003. The effective tax rate was 39.3% for the three months ended March 31, 2004, compared to 37.4% for the three months ended March 31, 2003. The increased tax rate relates to an increased mix of profitability generated by our Ohio, Arizona and Massachusetts locations, which operate in higher-taxed jurisdictions.

     Income from continuing operations. Income from continuing operations increased $7.4 million to $12.6 million for the three months ended March 31, 2004, compared to $5.2 million for the three months ended March 31, 2003 due to the factors discussed above.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


received a $4.1 million collateralized note due in two years and a warrant for approximately 2.5% of AIS. We have recorded a loss of $366,000 on the sale.

     On November 26, 2003, we announced that we completed the sale of ArmorGroup, our security service division, for $33.7 million in consideration to a group of private investors led by Granville Baird Capital Partners of London, England and Management. We received $31.4 million in cash at closing and are scheduled to receive another $2.3 million by the end of 2004, of which we have received $500,000 through May 10, 2004. We have recorded a loss of $8.8 million on the sale. In accordance with generally accepted accounting principles, unrealized gains and losses, which are included in equity as accumulated other comprehensive income or loss, are not recognized until the period of disposition of the related assets and liabilities (which was a large component of the loss).

     At December 31, 2003, our litigation support services subsidiary remains our only operating subsidiary in discontinued operations.

     Services revenues. Services Division revenue decreased $25.1 million to $720,000 for the three months ended March 31, 2004, compared to $25.8 million for the three months ended March 31, 2003. Exclusive of ArmorGroup Integrated Systems, which we sold on April 17, 2003, and ArmorGroup, which we sold on November 26, 2003, revenue decreased $220,000, or 23.4%, to $720,000 for the three months ended March 31, 2004, compared to $940,000 for the three months ended March 31, 2003. This decrease was due to a delay in the release of enhanced software tools.

     Cost of sales. Cost of sales decreased $18.9 million to $236,000 for the three months ended March 31, 2004, compared to $19.2 million for the three months ended March 31, 2003. Exclusive of ArmorGroup Integrated Systems and ArmorGroup, cost of sales decreased $105,000, or 30.8%, to $236,000 for the three months ended March 31, 2004, compared to $341,000 for the three months ended March 31, 2003. As a percentage of total revenue exclusive of ArmorGroup Integrated Systems and ArmorGroup, cost of sales decreased to 32.8% of total revenues for the three months ended March 31, 2004, from 36.3% for the three months ended March 31, 2003.

     Operating expenses. Operating expenses decreased $6.0 million to $436,000 (60.6% of Services revenues) for the three months ended March 31, 2004, compared to $6.4 million (24.9% of Services revenues) for the three months ended March 31, 2003. Exclusive of ArmorGroup Integrated Systems and ArmorGroup, operating expenses decreased $51,000, or 10.5%, to $436,000 for the three months ended March 31, 2004, compared to $487,000 for the three months ended March 31, 2003. This decrease was due to a decline in revenues.

     Integration and other charges. Integration and other charges decreased to zero for the three months ended March 31, 2004, compared to $42,000 for the three months ended March 31, 2003.

     Operating income. Operating income was $48,000 for the three months ended March 31, 2004, compared to operating income of $152,000 for the three months ended March 31, 2003, due to the factors discussed above. Excluding the ArmorGroup Integrated Systems and ArmorGroup, the balance of the assets held for sale generated operating income of $48,000 for the three months ended March 31, 2004, compared to operating income of $113,000 for the three months ended March 31, 2003, due to reasons discussed above.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


     Interest expense, net. Interest expense, net, decreased $36,000, or 94.7%, to $2,000 for the three months ended March 31, 2004, compared to $38,000 for the three months ended March 31, 2003, primarily due to the sale of ArmorGroup Integrated Systems and ArmorGroup.

     Other expense, net. Other expense, net, increased $203,000, or 338.3%, to $263,000 for the three months ended March 31, 2004, compared to other expense, net, of $60,000 for the three months ended March 31, 2003. The increase was due to additional accounting fees incurred in connection with the sale of ArmorGroup.

     Income (loss) from discontinued operations before provision for income taxes. Income (loss) from discontinued operations before provision for income taxes was ($217,000) for the three months ended March 31, 2004, compared to income of $54,000 for the three months ended March 31, 2003, due to the reasons discussed above.

     (Benefit) Provision for income taxes. Benefit for income taxes was $79,000 for the three months ended March 31, 2004 compared to a provision for income taxes of $212,000 for the three months ended March 31, 2003. The effective tax rate for the three months ended March 31, 2004 was a benefit of 36.4% compared to a provision of 392.6% for the three months ended March 31, 2003. The large provision of 392.6% for the three months ended March 31, 2003, was primarily due to unrecognized potential deferred tax assets associated with foreign subsidiaries, which recorded pretax losses in the first quarter of 2003. These potential tax benefits were not recognized due to the uncertainty regarding the specific subsidiary's ability to utilize the net operating loss carry-forwards in future periods.

     (Loss) from discontinued operations. Loss from discontinued operations was ($138,000) for the three months ended March 31, 2004, compared to a loss from discontinued operations of ($158,000) for the three months ended March 31, 2003, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     On August 12, 2003, we completed a private placement of $150 million aggregate principal amount of 8.25% Senior Subordinated Notes due 2013 (the "Notes"). The Notes are guaranteed by all of our domestic subsidiaries, excluding Cyconics International Training Services, Inc. (formally known as Advanced Training Solutions, Inc. which was formally known as USDS, Inc.), on a senior subordinated basis. The Notes have been sold to qualified institutional investors in reliance on Rule 144A of the Securities Act of 1933, as amended, and to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933, as amended. The Notes were initially rated B1/B+ by Moody's Investors' Service and Standard & Poor's Rating Services, respectively. We used a portion the funds to repay debt, acquire Simula, Inc., Hatch Imports, Inc., and ODV, Inc. and we intend to use the remaining proceeds of the offering to fund acquisitions, for general corporate and working capital purposes, including the funding of capital expenditures. On March 29, 2004, we completed a registered exchange offer for the Notes and exchanged the Notes for new Notes that were registered under the Securities Act of 1933, as amended.

     On August 12, 2003, in concert with our high yield note offering, we entered into a new secured revolving credit facility (the "Credit Facility") with Bank of America, N.A., Wachovia Bank, National Association and a syndicate of other financial institutions arranged by Bank of America Securities, LLC. The new Credit Facility consists of a five-year revolving credit facility, and, among other things,

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


provides for (i) total maximum borrowings of $60 million, (ii) a $25 million sub-limit for the issuances of standby and commercial letters of credit, (iii) a $5 million sub-limit for swing-line loans, and (iv) a $5 million sub-limit for multi-currency borrowings. All borrowings under the Credit Facility will bear interest at either (i) a rate equal to LIBOR, plus an applicable margin ranging from 1.125% to 1.625%, (ii) an alternate base rate which will be the higher of
(a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50%, or
(iii) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125% to 1.625%, depending on certain conditions. The Credit Facility is guaranteed by certain of our direct and indirect domestic subsidiaries and is collateralized by, among other things, (i) a pledge of all of the issued and outstanding shares of stock or other equity interests of certain of our domestic subsidiaries, (ii) a pledge of 65% of the issued and outstanding voting shares of stock or other voting equity interests of certain of our direct and indirect foreign subsidiaries, (iii) a pledge of 100% of the issued and outstanding nonvoting shares of stock or other nonvoting equity interests of certain of our direct and indirect foreign subsidiaries, and
(iv) a first priority perfected security interest on certain of our domestic assets and certain domestic assets of certain of our direct and indirect subsidiaries that will become guarantors of our obligations under the new credit facility, including, among other things, accounts receivable, inventory, machinery, equipment, certain contract rights, intellectual property rights and general intangibles. On March 29, 2004, we amended our credit agreement to allow us to pay dividends subject to certain limitations.

     As of March 31, 2004, we were in compliance with all of our negative and affirmative covenants.

     On September 2, 2003, we entered into interest rate swap agreements, which have been designated as fair value hedges as defined under SFAS 133 with a notional amount totaling $150 million. The agreements were entered into to exchange the fixed interest rate on the Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth day of February and August. The agreements are subject to other terms and conditions common to transactions of this type. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, other assets on the Consolidated Balance Sheet as of March 31, 2004 increased by $3.5 million from December 31, 2003, which reflected an increase in the fair value of the interest rate swap agreements. The corresponding increase in the hedge liability was recorded in long-term debt. The agreements are deemed to be a perfectly effective fair value hedge, and, therefore, qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

     In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time depending upon market conditions and other factors, of up to an additional 4.4 million shares. Through May 10, 2004, we repurchased 3.8 million shares of our common stock under the stock repurchase program at an average price of $12.49 per share, leaving us with the ability to repurchase up to an additional 3.8 million shares of our common stock. Repurchases may be made in the open market, in privately negotiated transactions or otherwise. At March 31, 2004, we had 28.6 million shares of common stock outstanding.

     We expect to continue our policy of repurchasing our common stock from time to time, subject to the restrictions contained in our Credit Facility and our indenture. Our Credit Facility permits us

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


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

     Working capital for continuing operations was $178.9 million and $168.5 million as of March 31, 2004, and December 31, 2003, respectively.

     Our fiscal 2004 capital expenditures for continuing operations are expected to be approximately $13.9 million, of which we have spent approximately $3.8 million through the three months ended March 31, 2004. Such expenditures include leasehold improvements, information technology and communications infrastructure equipment and software, and manufacturing machinery and equipment.

     We anticipate that the cash generated from operations, cash on hand and available borrowings under the Credit Facility will enable us to meet liquidity, working capital and capital expenditure requirements during the next 12 months. We may, however, require additional financing to pursue our strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


FORWARD LOOKING AND CAUTIONARY STATEMENTS

     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, our failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; the ultimate effect of various domestic and foreign political and economic issues on our business, financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; contract delays; cost overruns; our ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers and customers; changes in the financial or business condition of our distributors or resellers; our ability to successfully manage acquisitions, alliances and integrate past and future business combinations; regulatory, legal, political and economic changes; an adverse determination in connection with the Zylon(R) investigation being conducted by the U.S. Department of Justice and certain state agencies and/or other Zylon(R)-related litigation; and other risks, uncertainties and factors inherent in our business and otherwise discussed elsewhere in this Form 10-Q and in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

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

     Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to borrowings under our $150 million senior subordinated notes, our credit facilities and our short-term monetary investments. To the extent that, from time to time, we hold short-term money market instruments, there is a market rate risk for changes in interest rates on such instruments. To that extent, there is inherent rollover risk in the short-term money market instruments as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable, because of the variability of future interest rates and business financing requirements. However, there is no risk of loss of principal in the short-term money market instruments, only a risk related to a potential reduction in future interest income.

     On September 2, 2003, we entered into interest rate swap agreements in which we effectively exchanged the $150 million fixed rate 8.25% interest on the senior notes for variable rates in the notional amount of $80 million, $50 million, and $20 million at six-month LIBOR, set in arrears, plus 2.75%, 2.75%, and 2.735%, respectively. The agreements involve receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The variable interest rates are fixed semi-annually on the fifteen day of February and August. The six-month LIBOR rate was 1.38% on May 4, 2004. The maturity dates of the interest rate swap agreements match those of the underlying debt. Our objective for entering into these interest rate swaps was to reduce our exposure to changes in the fair value of senior notes and to obtain variable rate financing at an attractive cost. Changes in the six-month LIBOR would affect our earnings either positively or negatively. An assumed 100 basis point increase in the six-month LIBOR would increase our interest obligations under the interest rate swaps by approximately $750,000 for a six-month period.

     In accordance with SFAS 133, we designated the interest rate swap agreements as perfectly effective fair value hedges and, accordingly, use the short-cut method of evaluating effectiveness. As permitted by the short-cut method, the change in fair value of the interest rate swaps will be reflected in earnings and an equivalent amount will be reflected as a change in the carrying value of the swaps, with an offset to earnings. There is no ineffectiveness to be recorded. On March 31, 2004, we recorded the fair value of the interest rate swap agreements of $9.3 million and recorded the corresponding fair value

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS -
CONTINUED


adjustment to the 8.25% senior subordinated notes in other assets and long-term debt sections of the Condensed Consolidated Balance Sheets, respectively.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     We do business in numerous countries, including emerging markets in South America. We have invested substantial resources outside of the United States and plan to continue to do so in the future. Our international operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector. Government actions in the future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on us and our operating companies. We do not have political risk insurance in the countries in which we currently conduct business, but periodically analyze the need for and cost associated with this type of policy. Moreover, applicable agreements relating to our interests in our operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for us to enforce our rights. Accordingly, we may have little or no recourse upon the occurrence of any of these developments.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES


ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we must disclose in our reports filed under the Securities Exchange Act of 1934, as amended, is communicated and processed in a timely manner. Warren B. Kanders, Chairman and Chief Executive Officer, and Glenn J. Heiar, Chief Financial Officer, participated in this evaluation.

     Based on such evaluation, Mr. Kanders and Mr. Heiar concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective. During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that could significantly affect those controls.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

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

     The National Institute of Justice ("NIJ") is engaged in an ongoing inquiry and investigation of bullet-resistant vests and the protocol for testing used vests, as well as the reliability of Zylon(R) and other fibers. We have consulted with and cooperated fully with the NIJ in this endeavor. To date, the NIJ has embarked only in its first phase of testing, which entails vests that have been heavily worn or exposed to adverse conditions, and which involves the ballistic standard applicable to new vests. Although some of the vests tested, including ours, experienced some level of penetration, the NIJ specifically warned against the misuse and misinterpretation of these results, emphasizing that the data produced so far is preliminary in nature, applies to a very small sample size and therefore it is not possible to draw any statistically-based conclusions from these results. The NIJ will continue to conduct further testing and analyze these issues in order to determine if any conclusions can be reached as to the performance and reliability of aged vests. We have requested but not yet received the NIJ to provide us with its testing data, and we intend to evaluate and review the NIJ results upon receipt in our continuing effort to assist the NIJ in developing uniform standards for certification of new vests and the testing of used vests. The NIJ continues to encourage law enforcement officers to wear body armor, in light of the fact that "the

ARMOR HOLDINGS, INC. AND SUBSIDIARIES


lives of more than 2,700 law enforcement officers have been saved by the use of bullet-resistant body armor over the past 30 years."

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

     Reference is made to Part I, Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, for a description of other legal proceedings.

ITEM 5. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following exhibits are filed as part of this quarterly report on Form 10-Q.

          3.1  Amended and Restated Bylaws of Armor Holdings, Inc.

          4.1 Fourth Supplemental Indenture, dated as of March 24, 2004 among Armor Holdings, Inc., the subsidiary guarantors listed as signatories to the Indenture dated as of August 12, 2003, the subsidiary guarantors listed on Exhibit A attached thereto, ODV Holdings Corp., and Wachovia Bank, National Association, as trustee.

          10.1 First Amendment to Credit Agreement, dated as of January 9, 2004, by and among Armor Holdings, Inc., as Borrower, the lenders from time to time party to the Credit Agreement, Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Keybank National Association, as Documentation Agent.

          10.2 Second Amendment to Credit Agreement, dated as of March 29, 2004 by and among Armor Holdings, Inc., as Borrower, the lenders from time to time party to the Credit Agreement, Bank of America, N.A., as Administrative Agent,

ARMOR HOLDINGS, INC. AND SUBSIDIARIES


               Wachovia Bank National Association, as Syndication Agent, and Keybank National Association, as Documentation Agent.

          10.3 Transportation Services Agreement, dated as of December 10, 2003, by and between Kanders Aviation, LLC and Armor Holdings, Inc.

          10.4 Form of Indemnification Agreement of Armor Holdings, Inc. for Directors, Chief Executive Officer and Chief Financial Officer.

          31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

          31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

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

(b)  Reports on Form 8-K.

Form 8-K/A filed on January 22, 2004, supplementing our Form 8-K filed on December 23, 2003 by providing financial statement information of Simula, Inc. and pro forma financial information of Armor Holdings, Inc.

Form 8-K filed on January 27, 2004, relating to a press release, issued on January 27, 2004, announcing, among other things, preliminary guidance for the full fiscal year and the first quarter of 2004.

Form 8-K filed on February 12, 2004, relating to a press release, issued on February 12, 2004, announcing our earnings for the fiscal quarter and year ended December 31, 2003.

Form 8-K filed on March 22, 2004, disclosing pro forma financial information of Armor Holdings, Inc. for the fiscal years ended 2002 and 2003.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 ARMOR HOLDINGS, INC.

                 /s/ Warren B. Kanders
                 -----------------------------
                 Warren B. Kanders
                 Chairman and Chief Executive Officer
                 Dated:  May 10, 2004


                 /s/ Glenn J. Heiar
                 ------------------------------
                 Glenn J. Heiar
                 Chief Financial Officer
                 Dated: May 10, 2004