Form 10-K/A
period 2003-12-31
ARMOR HOLDINGS INC
filed 2004-05-12
CIK 845752

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                  FORM 10-K/A-2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to __________


                         COMMISSION FILE NUMBER 0-18863

                                 ---------------

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

         Yes [x] No [ ]

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

================================================================================

REASONS FOR FILING AMENDMENT TO FORM 10-K/A

We are filing this Form 10-K/A-2 to include certain exhibits that were inadvertently omitted.


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


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Warren B. Kanders
-----------------------------------
Warren B. Kanders
Chairman of the Board of Directors
and Chief Executive Officer
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