Form 10-Q
period 2004-06-30
ARMOR HOLDINGS INC
filed 2004-07-26
CIK 845752

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004, or

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

   --------------------------------------------------------------------------


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


The number of shares outstanding of the registrant's Common Stock as of July 16, 2004 is 32,758,987.

                              ARMOR HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                            Page
PART I  - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS.................................    3

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS........    34

         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK....................................    56

         ITEM 4.    CONTROLS AND PROCEDURES..............................    58

PART II - OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS....................................    59

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS..............................................    64

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.....................    65

SIGNATURES                                                                   66

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all material intercompany accounts and transactions) which management considers necessary for a fair presentation of operating results and financial position as of June 30, 2004 and for the three-month and six-months periods ended June 30, 2004 and June 30, 2003.

         These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                              JUNE 30, 2004        DECEMBER 31, 2003
                                                               (UNAUDITED)                *
                                                              -------------        -----------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                    $229,083              $111,850
    Restricted cash                                                  --                   2,600
    Accounts receivable (net of allowance for
      doubtful accounts of $2,358 and $1,673)                     110,821                72,635
    Costs and earned gross profit in excess of billings               834                  --
    Inventories                                                   112,523                80,527
    Prepaid expenses and other current assets                      27,198                22,032
    Current assets of discontinued operations (Note 2)              1,096                   753
                                                                 --------              --------
        Total current assets                                      481,555               290,397

PROPERTY AND EQUIPMENT (net of
  accumulated depreciation of $22,562 and
  $19,046)                                                         59,780                57,576

GOODWILL (net of accumulated amortization
  of $4,024 and $4,024)                                           176,169               175,707

PATENTS, LICENSES AND TRADEMARKS
  (net of accumulated amortization of $4,575 and $2,627)           45,127                44,174

OTHER ASSETS                                                       12,811                16,169

LONG-TERM ASSETS OF DISCONTINUED OPERATIONS (Note 2)                  458                 1,603
                                                                 --------              --------

TOTAL ASSETS                                                     $775,900              $585,626
                                                                 ========              ========



                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                              JUNE 30, 2004        DECEMBER 31, 2003
                                                               (UNAUDITED)                *
                                                              -------------        -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                            $     717              $  32,107
    Short-term debt                                                  1,274                    498
    Accounts payable                                                49,701                 30,304
    Accrued expenses and other current liabilities                  62,537                 58,218
    Income taxes payable                                            12,741                   --
    Current liabilities of discontinued operations (Note 2)            554                    626
                                                                 ---------              ---------

        Total current liabilities                                  127,524                121,753

LONG-TERM LIABILITIES:
    Long-term debt, less current portion                           151,542                158,300
    Other long-term liabilities                                      4,619                 10,208
                                                                 ---------              ---------

   Total liabilities                                               283,685                290,261

COMMITMENTS AND CONTINGENCIES
(NOTE 11)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
            authorized; no shares issued and outstanding              --                     --
   Common stock, $.01 par value; 75,000,000 and
            50,000,000 shares authorized; 38,815,098 and
            34,337,034 issued and 32,754,876 and
            28,267,812 outstanding at June 30, 2004
           and December 31, 2003, respectively                         389                    344
    Additional paid-in capital                                     485,512                318,460
    Retained earnings                                               75,253                 44,942
    Accumulated other comprehensive income                           3,378                  3,936
    Treasury stock                                                 (72,317)               (72,317)
                                                                 ---------              ---------
       Total stockholders' equity                                  492,215                295,365
                                                                 ---------              ---------


TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                        $ 775,900              $ 585,626
                                                                 =========              =========



                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     JUNE 30, 2004     JUNE 30, 2003     JUNE 30, 2004    JUNE 30, 2003
                                                     -------------     -------------     -------------    -------------
REVENUES:

  Aerospace & Defense                                  $ 129,773         $  15,793        $ 210,781         $  31,703
  Products                                                65,743            49,347          119,583            93,354
  Mobile Security                                         28,188            16,519           54,968            37,076
                                                       ---------         ---------        ---------         ---------
  Total Revenues                                         223,704            81,659          385,332           162,133
                                                       ---------         ---------        ---------         ---------

COSTS AND EXPENSES:
  Cost of sales                                          157,246            57,281          271,314           114,443
  Operating expenses                                      23,386            14,524           46,637            28,528
  Amortization                                               973                69            1,953               129
  Integration and other charges                            8,123             3,775            8,804             4,197
                                                       ---------         ---------        ---------         ---------

OPERATING INCOME                                          33,976             6,010           56,624            14,836

  Interest expense, net                                    2,057               437            3,785               816
  Other (income) expense, net                               (390)               16             (275)               85
                                                       ---------         ---------        ---------         ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES                                32,309             5,557           53,114            13,935
PROVISION FOR INCOME TAXES                                14,588             2,079           22,765             5,212
                                                       ---------         ---------        ---------         ---------
INCOME FROM CONTINUING OPERATIONS                         17,721             3,478           30,349             8,723
DISCONTINUED OPERATIONS (NOTE 2):
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET
OF TAX                                                       100             1,135              (38)              977
                                                       ---------         ---------        ---------         ---------
NET INCOME                                             $  17,821         $   4,613        $  30,311         $   9,700
                                                       =========         =========        =========         =========

NET INCOME PER COMMON SHARE - BASIC
INCOME FROM CONTINUING OPERATIONS                      $    0.60         $    0.13        $    1.04         $    0.31
INCOME FROM DISCONTINUED OPERATIONS                         0.00              0.04             0.00              0.03
                                                       ---------         ---------        ---------         ---------
BASIC EARNINGS PER SHARE                               $    0.60         $    0.17        $    1.04         $    0.34
                                                       =========         =========        =========         =========

            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                           JUNE 30, 2004     JUNE 30, 2003      JUNE 30, 2004    JUNE 30, 2003
                                           -------------     -------------      -------------    -------------
NET INCOME PER COMMON SHARE - DILUTED
INCOME FROM CONTINUING OPERATIONS            $     0.57        $     0.13        $     0.99        $     0.31
INCOME FROM DISCONTINUED OPERATIONS                0.00              0.04              0.00              0.03
                                             ----------        ----------        ----------        ----------
DILUTED EARNINGS PER SHARE                   $     0.57        $     0.17        $     0.99        $     0.34
                                             ==========        ==========        ==========        ==========

WEIGHTED AVERAGE SHARES - BASIC                  29,670            27,555            29,236            28,255
                                             ==========        ==========        ==========        ==========

WEIGHTED AVERAGE SHARES - DILUTED                31,008            27,836            30,469            28,511
                                             ==========        ==========        ==========        ==========


            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                          SIX MONTHS ENDED
                                                                                   --------------------------------
                                                                                   JUNE 30, 2004      JUNE 30, 2003
                                                                                   -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                                  $  30,349         $   8,723
  Adjustments to reconcile income from continuing operations to cash provided by operating activities:
     Depreciation and amortization                                                       6,603             3,468
     Loss on disposal of fixed assets                                                      115                39
     Deferred income taxes                                                                (197)            1,713
     Non-cash charge for acceleration of performance-based
         restricted stock awards                                                         5,913              --
     Non-cash impairment charge                                                          1,408              --
     Non-cash termination charge                                                          --               2,093
  Changes in operating assets and liabilities, net of acquisitions:
      (Increase) in accounts receivable                                                (38,772)             (753)
      (Increase) decrease in inventories                                               (31,997)            1,332
      (Increase) in prepaid expenses and other assets                                   (8,881)           (4,170)
      Increase in accounts payable, accrued expenses
          and other current liabilities                                                 27,649             3,971
      Increase (decrease) in income taxes payable                                       17,475            (3,648)
                                                                                     ---------         ---------
      Net cash provided by operating activities                                          9,665            12,768
                                                                                     ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                   (7,104)           (3,918)
   Purchase of patents and trademarks                                                      (77)              (38)
   Purchase of equity investment                                                        (5,275)             --
   Proceeds from sale of equity investment                                               5,823              --
   Collection of note receivable                                                           375              --
   Decrease in restricted cash                                                           2,600              --
   Additional consideration for purchased businesses                                    (1,855)             (243)
   Purchase of business, net of cash acquired                                           (2,729)             --
                                                                                     ---------         ---------
   Net cash used in investing activities                                                (8,242)           (4,199)
                                                                                     ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options                                           8,310               136
   Proceeds from the issuance of common stock                                          142,500              --
   Cash paid for common stock offering costs                                            (1,057)             --
   Repurchases of treasury stock                                                          --             (22,684)
   Repayments of long-term debt                                                        (34,052)             (362)
   Borrowings under lines of credit                                                      8,885            30,205
   Repayments under lines of credit                                                     (8,122)          (15,009)
                                                                                     ---------         ---------
   Net cash provided by (used in) financing activities                                 116,464            (7,714)
                                                                                     ---------         ---------

   Effect of exchange rate changes on cash and cash equivalents                             63               467
   Net cash used in discontinued operations                                               (717)           (3,394)
                                                                                     ---------         ---------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                117,233            (2,072)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      111,850            12,913
                                                                                     ---------         ---------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 229,083         $  10,841
                                                                                     =========         =========

   CASH AND CASH EQUIVALENTS, END OF PERIOD
       CONTINUING OPERATIONS                                                         $ 229,083         $  10,841
       DISCONTINUED OPERATIONS                                                             157             1,916
                                                                                     ---------         ---------
                                                                                     $ 229,240         $  12,757
                                                                                     =========         =========


            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries (the "Company", "we", "our", "us") have been prepared in accordance with generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals and the elimination of all material intercompany accounts and transactions) considered necessary by management to present a fair presentation have been included. The results of operations for the three month and six month period is not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2003. The amounts disclosed in the footnotes are related to continuing operations unless otherwise indicated.

         Effective in the first quarter 2004, we instituted a new segment reporting format to include three reportable business segments: Aerospace & Defense Group, the Products Division ("Armor Holdings Products"), and the Mobile Security Division ("Armor Mobile Security"). The Aerospace & Defense Group was formed upon the completion of our acquisition of Simula, Inc. on December 9, 2003, and results have been included since the acquisition date. The Aerospace & Defense Group also includes the military business, including armor and blast protection systems for M1114 Up-Armored High Mobility Multi-Purpose Wheeled Vehicles ("HMMWVs"), and other military vehicle armor programs, which previously were included in the Mobile Security Division. The Aerospace & Defense Group also includes the small arms protective insert ("SAPI") plate produced by our Protech subsidiary in Pittsfield, Massachusetts, which was previously reported as part of the Products Division. The historical results of these businesses have been reclassified as part of the Aerospace & Defense Group. This reporting change was made to better reflect management's approach to operating and directing the businesses, and, in certain instances, to align financial reporting with our market and customer segments. The reporting change had no impact on consolidated revenues, gross profit, operating income or net income.

         As discussed in Note 2, in 2003 we sold the majority of our ArmorGroup Services Division (the "Services Division"). The assets and liabilities of the Services Division have been classified as assets and liabilities of discontinued operations on our condensed consolidated balance sheets and the results of their operations classified as income (loss) from discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)



NOTE 2 - DISCONTINUED OPERATIONS

         On April 17, 2003, we announced that we had completed the sale of our ArmorGroup Integrated Systems business through the sale of 100% of the stock of ArmorGroup Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc. to Aerwav Integration Systems, Inc. ("AIS"). AIS is a wholly owned subsidiary of Aerwav Holdings, LLC. As consideration for the integrated systems business, we received a $4.1 million collateralized note due in two years and a warrant for approximately 2.5% of AIS. $475,000 of the balance due was paid in advance through June 2004. In accordance with Statement of Financial Accounting Standards No. 144, we recorded a loss of $366,000 on the sale in the second quarter of 2003.

         On November 26, 2003, we announced that we completed the sale of ArmorGroup, our security service division, for $33,660,000 in total consideration to a group of private investors led by Granville Baird Capital Partners of London, England and Management. We received $31,360,000 in cash at closing and are scheduled to receive another $2,300,000 by the end of 2004, of which we have received $500,000 through July 23, 2004. We recorded a loss of $8.8 million on the sale in the fourth quarter of 2003. In accordance with generally accepted accounting principles, unrealized foreign currency translation gains and losses, which are included in equity as accumulated other comprehensive income or loss, are not recognized until the period in which the related assets and liabilities are disposed of.

         On June 30, 2004, our litigation support services subsidiary, New Technologies Armor, Inc. ("NTI"), was the last remaining business in discontinued operations. On July 2, 2004, we sold the security consulting division of NTI. The remaining division in NTI, consisting primarily of training services, will be included as part of the Products Division segment. In the second quarter of 2004, we recorded an impairment charge of $1.4 million in integration and other charges in continuing operations to reduce the carrying value of remaining portion of NTI to its estimated fair value.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)



         A summary of the operating results of the discontinued operations for the three months and six months ended June 30, 2004 and 2003 is as follows.

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                         -----------------------------   ------------------------------
                                         JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2004    JUNE 30, 2003
                                         -------------   -------------   -------------    -------------
                                                 (IN THOUSANDS)                  (IN THOUSANDS)

Revenue                                      $ 1,013         $23,911         $ 1,733         $49,699
Cost of sales                                    461          16,187             697          35,369
Operating expenses                               385           5,005             821          11,417
Integration and other charges                   --               452            --               494
                                             -------         -------         -------         -------
Operating income                                 167           2,267             215           2,419
Interest expense, net                           --                15               2              53
Other expense, net                                10             392             273             452
                                             -------         -------         -------         -------
Income (loss) from discontinued
operations before provision (benefit)
for income taxes                                 157           1,860             (60)          1,914
 Provision (benefit) for
income taxes                                      57             725             (22)            937
                                             -------         -------         -------         -------
Income (loss) from discontinued
operations                                   $   100         $ 1,135         $   (38)        $   977
                                             =======         =======         =======         =======

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)


The following is a summary of the assets and liabilities of our discontinued operations:

                                                     JUNE 30, 2004   DECEMBER 31, 2003
                                                     -------------   -----------------
                                                             (IN THOUSANDS)
Assets
  Cash and cash equivalents                              $  157           $   76
  Accounts receivable, net                                  806              549
  Other current assets                                      133              128
                                                         ------           ------
      Total current assets                                1,096              753
  Property and equipment, net                               437            1,206
  Goodwill, net                                            --                356
  Other assets                                               21               41
                                                         ------           ------
 Total assets of discontinued operations                 $1,554           $2,356
                                                         ======           ======

Liabilities
  Current portion of long-term debt                      $ --             $  125
   Accounts payable                                         142                5
   Accrued expenses and other current liabilities           412              496
                                                         ------           ------
       Total current liabilities                            554              626
                                                         ------           ------
Total liabilities of discontinued operations             $  554           $  626
                                                         ======           ======


         Based upon our analysis and discussions with our advisors regarding the estimated realizable value, net of selling costs, of the Services Division, we reduced its carrying value and recorded net impairment charges of $12.4 million in the third quarter of fiscal 2003. The 2003 impairment charges consisted of a non-cash goodwill reduction. The benefit for income taxes for discontinued operations was $8.3 million for fiscal 2003. The reductions in the carrying value of the Services Division were management's best estimate based upon the information available at the time, including discussions with our investment bankers.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)


NOTE 3 - COMPREHENSIVE INCOME

         The components of comprehensive income, net of tax provision of zero and $128,000 for the three months ended June 30, 2004 and 2003, respectively, and zero and $224,000 for the six months ended June 30, 2004 and 2003, respectively, are listed below:


                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                          ------------------------------    -----------------------------
                                          JUNE 30, 2004    JUNE 30, 2003    JUNE 30, 2004   JUNE 30, 2003
                                          -------------    -------------    -------------   -------------
                                                 (IN THOUSANDS)                     (IN THOUSANDS)
Net income                                   $ 17,821         $  4,613        $ 30,311        $  9,700
Other comprehensive income (loss):
   Foreign currency translations, net
   of tax                                        (230)           1,861            (558)          2,230
                                             --------         --------        --------        --------
Comprehensive income:                        $ 17,591         $  6,474        $ 29,753        $ 11,930
                                             ========         ========        ========        ========


NOTE 4 - INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:


                                        JUNE 30, 2004   DECEMBER 31, 2003
                                        -------------  -------------------
                                                (IN THOUSANDS)
Raw material                              $ 67,500           $ 40,397
Work-in-process                             28,367             25,422
Finished goods                              16,656             14,708
                                          --------           --------
    Total inventories                     $112,523           $ 80,527
                                          ========           ========


NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities are summarized as follows:


                                                           JUNE 30, 2004   DECEMBER 31, 2003
                                                           -------------  -------------------
                                                                   (IN THOUSANDS)
Accrued expenses and other current liabilities                 $43,539            $40,787
Deferred consideration for acquisitions                          3,403              2,780
Customer deposits                                               15,595             14,651
                                                               -------            -------

   Total accrued expenses and other current liabilities        $62,537            $58,218
                                                               =======            =======

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)


NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

         We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, " Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133", and Statement of Financial Accounting Standards No. 149 "Amendment of SFAS 133 on Derivative Instruments and Hedging Activities" (collectively "SFAS 133"). SFAS 133 requires all freestanding and embedded derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and accounted for as either fair value hedges or cash flow hedges pursuant to the provisions of SFAS 133.

         We hedge the fair value of our 8.25% $150 million Senior Subordinated Notes due 2013 (the "Notes") using interest rate swaps. We enter into these derivative contracts to manage fair value changes which could be caused by our exposure to interest rate changes. On September 2, 2003, we entered into interest rate swap agreements, designated as fair value hedges as defined under SFAS 133 with an aggregate notional amount totaling $150 million. The agreements were entered into to exchange the fixed interest rate on the Notes for a variable interest rate equal to six-month LIBOR (1.94% at June 30, 2004), set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth of February and August each year through maturity. The agreements are subject to other terms and conditions common to transactions of this type. These fair value hedges qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the Notes. Accordingly, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the Notes due to changes in the market interest rate. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements on the Notes. The fair value of the interest rate swap agreements was approximately $1.7 million and $5.9 million at June 30, 2004 and December 31, 2003, respectively, and is included in other assets and long-term debt on the accompanying condensed consolidated balance sheet.

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


NOTE 7 - INFORMATION CONCERNING BUSINESS SEGMENTS AND
         GEOGRAPHICAL SALES

         We are a leading manufacturer and provider of specialized security products; training and support services related to these products; vehicle armor systems; military helicopter seating systems; aircraft and land vehicle safety systems; protective equipment for military personnel; and other technologies used to protect humans in a variety of life-threatening or catastrophic situations. Our products and systems are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as governmental agencies, multinational corporations and individuals. We are organized and operated under three business segments: Aerospace & Defense Group, Armor

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)


Holdings Products, also referred to as our Products Division, and Armor
Mobile Security, also referred to as our Mobile Security Division. Our Services Division has been classified as discontinued operations and is no longer included in this presentation (See Note 2).

         Aerospace & Defense Group. Our Aerospace & Defense Group supplies human safety and survival systems to the U.S. military, and major aerospace and defense prime contractors. Our core markets are military aviation safety, military personnel safety, and land and marine safety. Under the brand name O'Gara-Hess & Eisenhardt, we are the sole-source provider to the U.S. military of the armor and blast protection systems for M1114 Up-Armored HMMWVs. We are also under contract with the U.S. Army to provide spare parts, logistics and ongoing field support services for the currently installed base of approximately 5,862 Up-Armored HMMWVs. Additionally, we provide blast and ballistic protection kits for the standard HMMWVs, which are installed on existing equipment in the field. Our Aerospace & Defense Group is also subcontracted to develop a ballistic and blast protected armored and sealed truck cab for the High Mobility Artillery Rocket System ("HIMARS"), a program recently transitioned by the U.S. Army and U.S. Marine Corps from developmental to a low rate of initial production, deliveries of which commenced in 2003. We also supply armor sub-systems for other tactical wheeled vehicles. Through Simula, we provide military helicopter seating systems, helicopter cockpit airbag systems, aircraft and land vehicle armor kits, body armor and other protective equipment for military personnel, emergency bailout parachutes and survival ensembles worn by military aircrew. The primary customers for our products are the U.S. Army, U.S. Marine Corps, Boeing, and Sikorsky Aircraft. Most of Simula's aviation safety products are provided on a sole source basis. The U.S. armed forces have adopted ceramic body armor as a key element of the protective ensemble worn by our troops in Iraq and Afghanistan. Simula was the developer of this specialized product called SAPI, and is the largest supplier to U.S. forces.

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

         Armor Mobile Security. Our Armor Mobile Security division manufactures and installs ballistic and blast protection armoring systems for a variety of commercial vehicles including limousines, sedans, sport utility vehicles, commercial trucks, and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats. Our customers in this business include the US and foreign governments, international corporations, non-government organizations and high net worth individuals. In addition, we supply ballistic and blast protected armoring systems to U.S. federal law enforcement and intelligence agencies and foreign heads of state.

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

         Revenues, operating income and total assets for each of our continuing operating segments are as follows (net of intercompany eliminations):

                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                  -------------------------------     ------------------------------
                                  JUNE 30, 2004     JUNE 30, 2003     JUNE 30, 2004    JUNE 30, 2003
                                  -------------     -------------     -------------    -------------
                                          (IN THOUSANDS)                     (IN THOUSANDS)
Revenues:
   Aerospace & Defense              $ 129,773         $  15,793         $ 210,781         $  31,703
   Products                            65,743            49,347           119,583            93,354
   Mobile Security                     28,188            16,519            54,968            37,076
                                    ---------         ---------         ---------         ---------
      Total revenues                $ 223,704         $  81,659         $ 385,332         $ 162,133
                                    =========         =========         =========         =========

Operating income (loss):
   Aerospace & Defense              $  31,552         $   4,051         $  51,031         $   7,676
   Products                            11,259             7,798            16,944            14,659
   Mobile Security                      3,847               (58)            4,920               461
   Corporate                          (12,682)           (5,781)          (16,271)           (7,960)
                                    ---------         ---------         ---------         ---------
      Total operating income        $  33,976         $   6,010         $  56,624         $  14,836
                                    =========         =========         =========         =========


                                                                      JUNE 30, 2004  DECEMBER 31, 2003
                                                                      -------------  -----------------
                                                                               (IN THOUSANDS)
Total assets:
   Aerospace & Defense                                                  $ 264,862         $ 209,834
   Products                                                               194,278           183,972
   Mobile Security                                                         80,014            63,161
   Corporate                                                              235,192           126,303
                                                                        ---------         ---------
      Total assets                                                      $ 774,346         $ 583,270
                                                                        =========         =========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)



         The following unaudited information with respect to revenues, operating income from continuing operations (geographic operating income from continuing operations before amortization expense and integration and other charges) and total assets from continuing operations to principal geographic areas are as follows:

                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                  -------------------------------     ------------------------------
                                  JUNE 30, 2004     JUNE 30, 2003     JUNE 30, 2004    JUNE 30, 2003
                                  -------------     -------------     -------------    -------------
                                          (IN THOUSANDS)                     (IN THOUSANDS)
Revenues:
   North America                        $188,654        $ 61,206        $320,005        $117,830
   South America                           4,185           2,664           7,661           6,091
   Africa                                    475             319           1,681             804
   Europe/Asia                            30,390          17,470          55,985          37,408
                                        --------        --------        --------        --------
      Total revenues                    $223,704        $ 81,659        $385,332        $162,133
                                        ========        ========        ========        ========

Geographic operating income:
   North America                        $ 37,745        $  7,707        $ 59,383        $ 14,660
   South America                             387              51             618             105
   Africa                                    107              96             206             194
   Europe/Asia                             4,833           2,000           7,174           4,203
                                        --------        --------        --------        --------
      Total geographic operating
       income                           $ 43,072        $  9,854        $ 67,381        $ 19,162
                                        ========        ========        ========        ========

                                                                      JUNE 30, 2004  DECEMBER 31, 2003
                                                                      -------------  -----------------
                                                                               (IN THOUSANDS)
Total assets:
   North America                                                        $703,476        $523,954
   South America                                                           7,728           6,433
   Africa                                                                     --              --
   Europe/Asia                                                            63,142          52,883
                                                                        --------        --------
      Total assets                                                      $774,346        $583,270
                                                                        ========        ========

         A reconciliation of consolidated geographic operating income from continuing operations to consolidated operating income from continuing operations follows:

                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                  -------------------------------     ------------------------------
                                  JUNE 30, 2004     JUNE 30, 2003     JUNE 30, 2004    JUNE 30, 2003
                                  -------------     -------------     -------------    -------------
                                          (IN THOUSANDS)                     (IN THOUSANDS)
Consolidated geographic operating
    income                             $ 43,072         $  9,854         $ 67,381         $ 19,162
Amortization                               (973)             (69)          (1,953)            (129)
Integration and other charges            (8,123)          (3,775)          (8,804)          (4,197)
                                       --------         --------         --------         --------
Operating income                       $ 33,976         $  6,010         $ 56,624         $ 14,836
                                       ========         ========         ========         ========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)



NOTE 8 - EARNINGS PER SHARE

         The following details the numerators and denominators of the basic and diluted earnings per share computations for net income from continuing operations:


                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       ----------------------------  ----------------------------
                                                       JUNE 30, 2004  JUNE 30, 2003  JUNE 30, 2004  JUNE 30, 2003
                                                       -------------  -------------  -------------  -------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Numerator for basic and diluted earnings per share:
Income from continuing operations                          $17,721        $ 3,478        $30,349        $ 8,723
                                                           -------        -------        -------        -------

Denominator for basic earnings per share -
weighted average shares outstanding:                        29,670         27,555         29,236         28,255

Effect of shares issuable under stock
option and stock grant plans, based on the
treasury stock method                                        1,338            281          1,233            256
                                                           -------        -------        -------        -------

Denominator for diluted earnings per share-
Adjusted weighted average shares outstanding                31,008         27,836         30,469         28,511
                                                           =======        =======        =======        =======

Basic earnings per share from
continuing operations                                      $  0.60        $  0.13        $  1.04        $  0.31
                                                           =======        =======        =======        =======

Diluted earnings per share from
continuing operations                                      $  0.57        $  0.13        $  0.99        $  0.31
                                                           =======        =======        =======        =======


NOTE 9 - NEW ACCOUNTING PRONOUNCEMENT

         In April 2004, the FASB issued FASB Staff Position No. 129-1, Disclosure Requirements under FASB Statement No. 129, "Disclosure of Information about Capital Structure," relating to contingently convertible securities ("FSP 129-1"). The purpose of FSP 129-1 is to interpret how the disclosure provisions of FASB Statement No. 129 apply to contingently convertible securities and to their potentially dilutive effects on earnings per share. The guidance in FSP 129-1 is effective April 2004 and applies to all existing and newly created securities. This pronouncement has no effect on the Company.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)


NOTE 10 - STOCKHOLDERS' EQUITY

         On June 15, 2004, we sold 4,000,000 shares of common stock at a price of $37.50 per share, raising $142.5 million of net proceeds after deducting the underwriter discounts and commissions. In addition, certain of our directors and officers granted the underwriters a 30-day option to purchase up to 600,000 shares. The 30-day option expired unexercised on July 15, 2004. We intend to use the net proceeds from the offering to fund future acquisitions, to take advantage of business development opportunities, and for general corporate and working capital purposes, including the funding of capital expenditures. Funds that are not immediately used are invested in money market funds, certificates of deposits, and other investment grade securities until needed.

         On June 22, 2004, our stockholders approved an amendment to our Certificate of Incorporation that increased the number of shares of our authorized common stock to 75,000,000. The amendment was filed with the Secretary of State of the State of Delaware and became effective on July 22, 2004.

         On July 15, 2004, our stockholders approved the increase in number of shares in our 2002 stock incentive plan by 4,000,000, however, we will not issue more than 2,000,000 of these shares without additional stockholder approval.

         Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS 148") establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for our employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. If compensation cost for stock option grants had been determined based on the fair value on the grant dates for the three and six month periods ended June 30, 2004 and 2003 consistent with the method prescribed by SFAS 123, our net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                 -------------------------------     -------------------------------
                                                 JUNE 30, 2004     JUNE 30, 2003     JUNE 30, 2004     JUNE 30, 2003
                                                 -------------     -------------     -------------     -------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income as reported:                             $ 17,821          $ 4,613          $ 30,311         $   9,700

Deduct:  Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                   (1,290)          (1,156)           (2,533)           (2,314)

Add:  Employee compensation expense for
modification of stock option awards included
in reported net income, net of income taxes               57              506                57               506
                                                    --------          -------          --------         ---------

Pro-forma net income                                $ 16,588          $ 3,963          $ 27,835         $   7,892
                                                    ========          =======          ========         =========


Earnings per share:
         Basic - as reported                        $   0.60          $  0.17          $   1.04         $    0.34
                                                    ========          =======          ========         =========
         Basic - pro-forma                          $   0.56          $  0.14          $   0.95         $    0.28
                                                    ========          =======          ========         =========
         Diluted - as reported                      $   0.57          $  0.17          $   0.99         $    0.34
                                                    ========          =======          ========         =========
         Diluted - pro-forma                        $   0.53          $  0.14          $   0.91         $    0.28
                                                    ========          =======          ========         =========

NOTE 11 - LEGAL PROCEEDINGS

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

         On October 18, 2002, we were notified by the Internal Revenue Service that our tax return for the tax year ended December 31, 2000 had been selected for examination. Further, on January 30, 2003 we were notified that our tax return for the tax year ended December 31, 2001 had been selected for examination. In April 2004, we reached an agreement with the Internal Revenue Service regarding our tax returns for the years ended December 31, 2000 and 2001 that did not have a material impact on our financial position, operations or liquidity.

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

         In September 2003, Second Chance Body Armor, Inc. ("Second Chance"), a body armor manufacturer and competitor to Armor Holdings, notified its customers of a potential safety issue with its Ultima(R) and Ultimax(R) models. Second Chance has claimed that Zylon(R) fiber, which is made by Toyobo, a Japanese corporation, and used in the ballistic fabric construction of those two models, degraded more rapidly than originally anticipated. Second Chance has also stated that the Zylon(R) degradation problem affects the entire body armor industry, not just its products. Both private claimants and State Attorneys General have already commenced legal action against Second Chance based upon its Ultima(R) and Ultimax(R) model vests.

         We use Zylon(R) fiber in a number of concealable body armor models for law enforcement, but our vest design and construction are different from Second Chance. In addition, to our knowledge, no other body armor manufacturer has reported or experienced problems with Zylon(R)-based vests similar to those cited by Second Chance. The National Institute of Justice ("NIJ") tests and has certified each of our body armor designs before we begin to produce or sell any particular model.

         In the Fall of 2003, following the assertions made by Second Chance, several law enforcement associations raised this issue to the U.S. Attorney General ("USAG"), who then asked the DOJ through the NIJ to investigate these concerns and attempt to clarify the issues. We have and continue to support the Attorney General's directive and investigation.

         As a result of the USAG's and DOJ's initiative, the NIJ commenced an inquiry and investigation regarding the protocol for testing used vests, as well as the reliability of Zylon(R) and other ballistic fibers. We have consulted and continue to cooperate fully with the NIJ in this endeavor. To date, the NIJ has embarked only in its first phase of testing, which entails vests that have been heavily worn or exposed to adverse conditions, and which utilized the ballistic testing standard applicable to new vests. Although some of the vests tested, including ours, experienced a penetration, the NIJ specifically warned against the misuse and misinterpretation of these results, emphasizing that the data produced so far is preliminary in nature, applies to a very small sample size and therefore it is not possible to draw any definitive conclusions from these results. The NIJ will continue to conduct further testing and analyze these issues in order to determine if any conclusions can be reached as to the performance and reliability of aged vests. We have requested the NIJ to provide us with its testing data, and we intend to evaluate and review the NIJ's results upon our receipt of such data in our continuing effort to assist the NIJ in developing uniform standards for certification of new vests and the testing of used vests.

         In April 2004, two class action complaints were filed in Florida state court by police organizations and individual police officers, alleging, among other things, that our vests do not have the qualities and performance characteristics as warranted, thereby breaching express warranty, implied warranty of merchantability, implied warranty of fitness for a particular purpose and duty to warn. The complaints allege no specific amount, although it has been publicly stated that they are seeking $77 million in compensatory damages. We disagree with the allegations set forth in these complaints, are vigorously defending these lawsuits and have moved to dismiss the claims asserted against us. However, any adverse resolution of these matters could have a material adverse effect on our business,

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)


financial condition, results of operations and liquidity. We have also received investigative demands from state agencies in Texas and Connecticut to which we have complied, as well as letters from two private attorneys threatening potential litigation.

         It should be stressed that our vests are certified by the NIJ, have never suffered any penetration in the field and continue to save lives and protect officers from injury. In fact, neither of the two recently commenced lawsuits allege personal injuries of any kind, but instead speculate that our vests which contain Zylon(R) are defective without any reliable evidence of any defect.

         Second Chance licenses from Simula a certain patented technology, which is used in some of the body armor it manufactures, but to our knowledge, no lawsuit has yet been brought against Second Chance based upon this licensed technology. Although Simula may be impacted by the pending suits filed against Second Chance, the licensed technology is not specifically related to the use of Zylon(R) fiber, however, any adverse resolution of these matters could have a material adverse effect on our business, financial condition, results of operations and liquidity.

         In addition to the above, in the normal course of business, we are subjected to various types of claims and currently have on-going litigations in the areas of products liability and general liability. Our products are used in a wide variety of law enforcement situations and environments. Some of our products can cause serious personal or property injury or death if not carefully and properly used by adequately trained personnel. We believe that we have adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductible or self-insured retention. Our annual insurance premiums and self insurance retention amounts have risen significantly over the past several years and may continue to do so to the extent we are unable to purchase insurance coverage. At this time, we do not believe any such claims or pending litigation will have a material impact on our financial position, operations and liquidity.

         Except for the updates noted above, please see footnote 11 Commitments and Contingencies Legal/Litigation Matters in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, for a description of other legal proceedings.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)



NOTE 12 - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

         On August 12, 2003 we sold $150 million of Senior Subordinated Notes in private placements pursuant to Rule 144A and Regulation S. The Senior Subordinated Notes are uncollateralized obligations and rank junior in right of payment to our existing and future senior debt. The Senior Subordinated Notes are guaranteed, jointly and severally on a senior subordinated and uncollateralized basis, by certain domestic subsidiaries.

         The following condensed consolidating financial information presents the condensed consolidating balance sheets as of June 30, 2004 and December 31, 2003, the related condensed consolidating statements of operations for each of the three and six-month periods ended June 30, 2004 and June 30, 2003 and the related condensed consolidating statements of cash flows for the six month periods ended June 30, 2004 and June 30, 2003 for:

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)


                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                     JUNE 30, 2004
                                                     -------------------------------------------------------------------------------
                                                                     GUARANTOR        NONGUARANTOR                      CONSOLIDATED
                                                     PARENT         SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS         TOTAL
                                                     ------         ------------      ------------     ------------     ------------
                                                                             (IN THOUSANDS)
                   ASSETS
Current Assets:
   Cash and cash equivalents                        $ 213,065         $   2,108        $  13,910         $    --          $ 229,083
   Accounts receivable, net                              --              96,296           14,525              --            110,821
   Costs and earned gross profit in excess
   of billings                                           --                 834             --                --                834
   Intercompany receivables                            62,608            44,475           38,352          (145,435)            --
   Inventories                                           --              89,252           23,271              --            112,523
   Prepaid expenses and other current assets            3,809            22,383            3,659            (2,653)          27,198
   Current assets of discontinued operations             --              41,455            6,235           (46,594)           1,096
                                                    ---------         ---------        ---------         ---------        ---------
      Total Current Assets                            279,482           296,803           99,952          (194,682)         481,555

Property and equipment, net                             2,741            37,857           19,182              --             59,780
Goodwill, net                                            --             174,094            2,075              --            176,169
Patents, licenses and trademarks, net                    --              44,950              177              --             45,127
Other assets                                           10,546             2,107              158              --             12,811
Long-term assets of discontinued operations              --                 458             --                --                458
Investment in subsidiaries                            440,257            10,672             --            (450,929)            --
                                                    ---------         ---------        ---------         ---------        ---------
Total Assets                                        $ 733,026         $ 566,941        $ 121,544         $(645,611)       $ 775,900
                                                    =========         =========        =========         =========        =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

   Current portion of long-term debt                $    --           $     574        $     143         $    --          $     717
   Short-term debt                                       --                --              1,274              --              1,274
   Accounts payable                                     1,245            41,624            6,832              --             49,701
   Accrued expenses and other current
   liabilities                                          8,786            33,740           20,011              --             62,537
   Income taxes payable                                (2,735)           13,559            1,917              --             12,741
   Intercompany payables                               85,984            46,444           13,029          (145,457)            --
   Current liabilities of discontinued
   operations                                            --               3,883           43,243           (46,572)             554
                                                    ---------         ---------        ---------         ---------        ---------
      Total Current Liabilities                        93,280           139,824           86,449          (192,029)         127,524

Long-term debt, less current portion                  149,382             1,663              497              --            151,542
Other long-term liabilities                            (1,851)            5,263            1,207              --              4,619
Long-term liabilities of discontinued
operations                                               --               2,653             --              (2,653)            --
                                                    ---------         ---------        ---------         ---------        ---------
Total Liabilities                                     240,811           149,403           88,153          (194,682)         283,685

Stockholders' Equity:
   Preferred stock                                       --               1,450             --              (1,450)            --
   Common stock                                           389             4,392            7,854           (12,246)             389
   Additional paid in capital                         485,512           265,598           46,095          (311,693)         485,512
   Retained earnings (accumulated deficit)             75,253           146,098          (20,558)         (125,540)          75,253
   Accumulated other comprehensive loss                 3,378              --               --                --              3,378
   Treasury stock                                     (72,317)             --               --                --            (72,317)
                                                    ---------         ---------        ---------         ---------        ---------
Total Stockholders' Equity                            492,215           417,538           33,391          (450,929)         492,215
                                                    ---------         ---------        ---------         ---------        ---------

Total Liabilities and Stockholders' Equity          $ 733,026         $ 566,941        $ 121,544         $(645,611)       $ 775,900
                                                    =========         =========        =========         =========        =========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)


                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                             DECEMBER 31, 2003
                                              --------------------------------------------------------------------------------
                                                             GUARANTOR        NONGUARANTOR                       CONSOLIDATED
                                                PARENT       SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS        TOTAL
                                              ----------     ------------    ---------------    -------------    -------------
                   ASSETS                                                    (IN THOUSANDS)
Current Assets:
   Cash and cash equivalents                  $ 90,764        $  11,084           $   10,002        $     -        $ 111,850
   Restricted cash                               2,600                -                    -              -            2,600
   Accounts receivable, net                      1,201           59,470               11,964              -           72,635
   Costs and earned gross profit in excess
   of billings                                       -                -                    -              -                -
   Intercompany receivables                     60,974            2,600               38,352      (101,926)                -
   Inventories                                       -           61,494               19,033              -           80,527
   Prepaid expenses and other current assets    20,241            1,844                2,600        (2,653)           22,032
   Current assets of discontinued operations         -              753                    -              -              753
                                              ----------     ------------    ---------------    -------------    -------------
      Total Current Assets                     175,780          137,245               81,951      (104,579)          290,397

Property and equipment, net                      2,122           34,853               20,601              -           57,576
Goodwill, net                                        -          173,640                2,067              -          175,707
Patents, licenses and trademarks, net                -           43,991                  183              -           44,174
Other assets                                    14,092            1,924                  153              -           16,169
Long-term assets of discontinued operations          -            1,603                    -              -            1,603
Investment in subsidiaries                     320,034           10,038                    -      (330,072)                -
                                              ----------     ------------    ---------------    -------------    -------------

Total Assets                                  $512,028         $403,294            $ 104,955     $(434,651)        $ 585,626
                                              ==========     ============    ===============    =============    =============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt            $    -         $ 31,960             $    147         $    -        $  32,107
   Short-term debt                                   -                -                  498              -              498
   Accounts payable                              1,584           20,941                7,779              -           30,304
   Accrued expenses and other current
   liabilities                                  12,403           27,113               18,702              -           58,218
   Income taxes payable                              -                -                    -              -                -
   Intercompany payables                        44,251           47,073                9,933      (101,257)                -
   Current liabilities of discontinued
   operations                                        -         (35,714)               37,009          (669)              626
                                              ----------     ------------    ---------------    -------------    -------------
      Total Current Liabilities                 58,238           91,373               74,068      (101,926)          121,753

Long-term debt, less current portion           153,452            4,257                  591              -          158,300
Other long-term liabilities                      4,973            4,008                1,227              -           10,208
Long-term liabilities of discontinued
operations                                           -            2,653                    -        (2,653)                -
                                              ----------     ------------    ---------------    -------------    -------------
Total Liabilities                              216,663          102,291               75,886      (104,579)          290,261

Stockholders' Equity:
   Preferred stock                                   -            1,450                    -        (1,450)                -
   Common stock                                    344            4,143                7,854       (11,997)              344
   Additional paid in capital                  318,460          191,781               46,095      (237,876)          318,460
   Retained earnings (accumulated deficit)      44,942          103,629             (24,880)       (78,749)           44,942
   Accumulated other comprehensive loss          3,936                -                    -              -            3,936
   Treasury stock                             (72,317)                -                    -              -         (72,317)
                                              ----------     ------------    ---------------    -------------    -------------
Total Stockholders' Equity                     295,365          301,003               29,069      (330,072)          295,365
                                              ----------     ------------    ---------------    -------------    -------------

Total Liabilities and Stockholders' Equity    $512,028         $403,294            $ 104,955    $ (434,651)        $ 585,626
                                              ==========     ============    ===============    =============    =============

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)


                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS ENDED JUNE 30, 2004
                                                  ----------------------------------------------------------------------------------
                                                                   GUARANTOR       NONGUARANTOR                        CONSOLIDATED
                                                   PARENT         SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS         TOTAL
                                                  ----------      ------------    --------------      -------------    -------------
                                                                                   (IN THOUSANDS)
REVENUES:
   Aerospace & Defense                            $    --           $ 129,773         $    --           $    --           $ 129,773
   Products                                            --              53,367            12,376              --              65,743
   Mobile Security                                     --               6,216            22,604              (632)           28,188
                                                  ---------         ---------         ---------         ---------         ---------
   Total revenues                                      --             189,356            34,980              (632)          223,704
                                                  ---------         ---------         ---------         ---------         ---------

COSTS AND EXPENSES:
   Cost of sales                                       --             130,793            27,085              (632)          157,246
   Operating expenses                                 5,246            15,252             2,888              --              23,386
   Amortization                                        --                 970                 3              --                 973
   Integration and other charges                      7,431               692              --                --               8,123
   Related party management (income) fees              --                  (1)                1              --                --
                                                  ---------         ---------         ---------         ---------         ---------

OPERATING (LOSS) INCOME:                            (12,677)           41,650             5,003              --              33,976
   Interest expense, net                              1,890               144                23              --               2,057
   Other expense, net                                   (23)             (338)              (29)             --                (390)
   Equity in (earnings) losses of
   subsidiaries                                     (29,840)             (812)             --              30,652              --
                                                  ---------         ---------         ---------         ---------         ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
(BENEFIT) PROVISION FOR INCOME TAXES                 15,296            42,656             5,009           (30,652)           32,309
(BENEFIT) PROVISION FOR INCOME TAXES                 (2,525)           15,246             1,867              --              14,588
                                                  ---------         ---------         ---------         ---------         ---------
INCOME FROM CONTINUING OPERATIONS                    17,821            27,410             3,142           (30,652)           17,721

DISCONTINUED OPERATIONS:
   Income from discontinued operations,
   net of tax                                          --                 100              --                --                 100
                                                  ---------         ---------         ---------         ---------         ---------
NET INCOME                                        $  17,821         $  27,510         $   3,142         $ (30,652)        $  17,821
                                                  =========         =========         =========         =========         =========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)



                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS ENDED JUNE 30, 2003
                                               -----------------------------------------------------------------------------
                                                             GUARANTOR      NONGUARANTOR                       CONSOLIDATED
                                                 PARENT      SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS        TOTAL
                                               ----------    -----------    ------------      -------------    -------------
                                                                           (IN THOUSANDS)
REVENUES:

   Aerospace & Defense                          $   --          $ 15,793       $   --           $   --           $ 15,793
   Products                                         --            39,069         10,278             --             49,347
   Mobile Security                                  --             2,980         13,539             --             16,519
                                                --------        --------       --------         --------         --------
   Total revenues                                   --            57,842         23,817             --             81,659
                                                --------        --------       --------         --------         --------

COSTS AND EXPENSES:
   Cost of sales                                    --            37,938         19,343             --             57,281
   Operating expenses                              2,470           9,485          2,569             --             14,524
   Amortization                                     --                67              2             --                 69
   Integration and other charges                   3,273             502           --               --              3,775
                                                --------        --------       --------         --------         --------

OPERATING (LOSS) INCOME:                          (5,743)          9,850          1,903             --              6,010
   Interest expense, net                             267             121             49             --                437
   Other expense, net                               --                 2             14             --                 16
   Equity in earnings of subsidiaries             (8,421)           (119)          --              8,540             --
   Related parting interest expense
   (income), net                                      16             (16)          --               --               --
                                                --------        --------       --------         --------         --------

INCOME FROM CONTINUING OPERATIONS BEFORE
(BENEFIT) PROVISION FOR INCOME TAXES               2,395           9,862          1,840           (8,540)           5,557
(BENEFIT) PROVISION FOR INCOME TAXES              (2,218)          3,703            594             --              2,079
                                                --------        --------       --------         --------         --------
INCOME FROM CONTINUING OPERATIONS                  4,613           6,159          1,246           (8,540)           3,478

DISCONTINUED OPERATIONS:
   (Loss) income from discontinued
   operations, net of tax                           --                (6)         1,141             --              1,135
                                                --------        --------       --------         --------         --------
NET INCOME                                      $  4,613        $  6,153       $  2,387         $ (8,540)        $  4,613
                                                ========        ========       ========         ========         ========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)



                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                    SIX MONTHS ENDED JUNE 30, 2004
                                                ----------------------------------------------------------------------------------
                                                                  GUARANTOR        NONGUARANTOR                      CONSOLIDATED
                                                  PARENT         SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                ----------       ------------      ------------     ------------     -------------
                                                                                  (IN THOUSANDS)
REVENUES:

   Aerospace & Defense                           $    --           $ 210,781         $    --          $    --           $ 210,781
   Products                                           --              97,616            21,967             --             119,583
   Mobile Security                                    --              11,583            44,536           (1,151)           54,968
                                                 ---------         ---------         ---------        ---------         ---------
   Total revenues                                     --             319,980            66,503           (1,151)          385,332
                                                 ---------         ---------         ---------        ---------         ---------

COSTS AND EXPENSES:
   Cost of sales                                      --             219,143            53,322           (1,151)          271,314
   Operating expenses                                8,748            31,639             6,250             --              46,637
   Amortization                                       --               1,947                 6             --               1,953
   Integration and other charges                     7,521             1,283              --               --               8,804
   Related party management (income) fees               16               (18)                2             --                --
                                                 ---------         ---------         ---------        ---------         ---------

OPERATING (LOSS) INCOME                            (16,285)           65,986             6,923             --              56,624
   Interest expense, net                             3,546               176                63             --               3,785
   Other expense (income), net                          27              (322)               20             --                (275)
   Equity in (earnings) losses of
   subsidiaries                                    (46,161)             (630)             --             46,791              --
                                                 ---------         ---------         ---------        ---------         ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
PROVISION (BENEFIT) FOR INCOME TAXES                26,303            66,762             6,840          (46,791)           53,114
PROVISION (BENEFIT) FOR INCOME TAXES                (4,008)           24,255             2,518             --              22,765
                                                 ---------         ---------         ---------        ---------         ---------
INCOME FROM CONTINUING OPERATIONS                   30,311            42,507             4,322          (46,791)           30,349

DISCONTINUED OPERATIONS:
   (Loss) from discontinued operations,
   net of tax                                         --                 (38)             --               --                 (38)
                                                 ---------         ---------         ---------        ---------         ---------
NET INCOME                                       $  30,311         $  42,469         $   4,322        $ (46,791)        $  30,311
                                                 =========         =========         =========        =========         =========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)


                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                       SIX MONTHS ENDED JUNE 30, 2003
                                             -----------------------------------------------------------------------------------
                                                                 GUARANTOR        NONGUARANTOR                      CONSOLIDATED
                                                 PARENT         SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS        TOTAL
                                              ------------      ------------      ------------     -------------    -------------
                                                                             (IN THOUSANDS)
REVENUES:

   Aerospace & Defense                          $    --           $  31,703         $    --          $    --           $  31,703
   Products                                          --              75,753            17,601             --              93,354
   Mobile Security                                   --               7,069            30,007             --              37,076
                                                ---------         ---------         ---------        ---------         ---------
   Total revenues                                    --             114,525            47,608             --             162,133
                                                ---------         ---------         ---------        ---------         ---------

COSTS AND EXPENSES:
   Cost of sales                                     --              75,158            39,285             --             114,443
   Operating expenses                               4,542            18,787             5,199             --              28,528
   Amortization                                      --                 124                 5             --                 129
   Integration and other charges                    3,349               848              --               --               4,197
                                                ---------         ---------         ---------        ---------         ---------

OPERATING (LOSS) INCOME:                           (7,891)           19,608             3,119             --              14,836
   Interest expense, net                              495               191               130             --                 816
   Other expense, net                                --                   2                83             --                  85
   Equity in earnings of subsidiaries             (15,085)              163              --             14,922              --
   Related parting interest expense
   (income), net                                       16               (16)             --               --                --
                                                ---------         ---------         ---------        ---------         ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
(BENEFIT) PROVISION FOR INCOME TAXES                6,683            19,268             2,906          (14,922)           13,935
(BENEFIT) PROVISION FOR INCOME TAXES               (3,017)            7,263               966             --               5,212
                                                ---------         ---------         ---------        ---------         ---------
INCOME FROM CONTINUING OPERATIONS                   9,700            12,005             1,940          (14,922)            8,723

DISCONTINUED OPERATIONS:
   (Loss) income from discontinued
   operations, net of tax                            --                (453)            1,430             --                 977
                                                ---------         ---------         ---------        ---------         ---------
NET INCOME                                      $   9,700         $  11,552         $   3,370        $ (14,922)        $   9,700
                                                =========         =========         =========        =========         =========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)


                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                      SIX MONTHS ENDED JUNE 30, 2004
                                                   ---------------------------------------------------------------------------------
                                                                      GUARANTOR       NONGUARANTOR                     CONSOLIDATED
                                                      PARENT        SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS      TOTAL
                                                   ------------     ------------      ------------      ------------   -------------
                                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations                $   30,311       $  42,507         $   4,322         $ (46,791)     $  30,349
   Adjustments to reconcile income from
   continuing operations to cash
   provided by (used in) operating
   activities:

   Depreciation and amortization                           556           4,735             1,312              --            6,603

   Loss on disposal of fixed assets                       --               106                 9              --              115

   Deferred income taxes                                   492            (665)              (24)             --             (197)
   Non-cash charge for acceleration of
   performance-based restricted stock awards             5,913            --                --                --            5,913
   Non-cash impairment charge                            1,408            --                --                --            1,408
   Changes in operating assets & liabilities,
   net of acquisitions:
   Decrease (increase) in accounts receivable            1,201         (37,412)           (2,561)             --          (38,772)
   Decrease (increase) in intercompany
   receivables & payables                               38,134         (41,229)            3,095              --             --
   Increase in inventory                                  --           (27,759)           (4,238)             --          (31,997)
   (Increase) decrease in prepaid expenses
    & other assets                                      (3,678)         (4,491)             (712)             --           (8,881)
   (Decrease) increase in accounts payable,
   accrued expenses and other current
   liabilities                                          (1,153)         28,440               362              --           27,649
   Increase (decrease) in income taxes
   payable                                              17,515          (1,609)            1,569              --           17,475
                                                     ---------       ---------         ---------         ---------      ---------
   Net cash provided by (used in) operating
   activities                                           90,699         (37,377)            3,134           (46,791)         9,665
                                                     ---------       ---------         ---------         ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                     (902)         (5,570)             (632)             --           (7,104)
   Purchase of patents and trademarks                     --               (77)             --                --              (77)
   Purchase of equity investment                          --            (5,275)             --                --           (5,275)
   Proceeds from sale of equity investment                --             5,823              --                --            5,823
   Collection of note receivable                           375            --                --                --              375
   Decrease in restricted cash                           2,600            --                --                --            2,600
   Additional consideration for purchased
   businesses                                             --            (1,855)             --                --           (1,855)
   Investment in subsidiaries                         (120,224)         73,433              --              46,791           --
   Purchase of businesses net of cash
   acquired                                               --            (2,729)             --                --           (2,729)
                                                     ---------       ---------         ---------         ---------      ---------
   Net cash (used in) provided by investing
   activities                                         (118,151)         63,750              (632)           46,791         (8,242)
                                                     ---------       ---------         ---------         ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options               8,310            --                --                --            8,310
   Proceeds from the issuance of common
   stock                                               142,500            --                --                --          142,500
   Cash paid for common stock offering costs            (1,057)           --                --                --           (1,057)
   Repayments of long-term debt                           --           (33,981)              (71)             --          (34,052)
   Borrowings under lines of credit                      8,083            --                 802              --            8,885
   Repayments under lines of credit                     (8,083)           --                 (39)             --           (8,122)
                                                     ---------       ---------         ---------         ---------      ---------
   Net cash provided by (used in) financing
   activities                                          149,753         (33,981)              692              --          116,464
                                                     ---------       ---------         ---------         ---------      ---------
   Effect of exchange rate on cash and cash
   equivalents                                            --              (651)              714              --               63
   Net cash used in discontinued operations               --              (717)             --                --             (717)
                                                     ---------       ---------         ---------         ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                            122,301          (8,976)            3,908              --          117,233

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                  90,764          11,084            10,002              --          111,850
                                                     ---------       ---------         ---------         ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 213,065       $   2,108         $  13,910         $    --        $ 229,083
                                                     =========       =========         =========         =========      =========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)



                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                      SIX MONTHS ENDED JUNE 30, 2003
                                                   ---------------------------------------------------------------------------------
                                                                      GUARANTOR       NONGUARANTOR                     CONSOLIDATED
                                                      PARENT        SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS      TOTAL
                                                   ------------     ------------      ------------      ------------   -------------
                                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations                 $  9,700         $ 12,005         $  1,940         $(14,922)        $  8,723
   Adjustments to reconcile income from
   continuing operations to cash used in
   operating activities
   Depreciation and amortization                          514            2,005              949             --              3,468
   Deferred income taxes                               (5,330)           5,912            1,131             --              1,713
   (Gain) loss on disposal of fixed assets               --                 (3)              42             --                 39
   Non-cash termination charge                          2,093             --               --               --              2,093
   Changes in operating assets & liabilities,
   net of acquisitions
   Decrease (increase) in accounts receivable            --                350           (1,103)            --               (753)
   Decrease (increase) in intercompany
   receivables & payables                              11,697          (12,294)             597             --               --
   Decrease in inventory                                 --                679              653             --              1,332
   Increase in prepaid expenses & other
   assets                                              (2,107)            (933)          (1,130)            --             (4,170)
   Increase (decrease) in accounts payable,
   accrued expenses and other current
   liabilities                                          3,252           (1,505)           2,224             --              3,971
   (Decrease) increase in income taxes
   payable                                             (3,998)             148              202             --             (3,648)
                                                     --------         --------         --------         --------         --------
   Net cash provided by operating activities           15,821            6,364            5,505          (14,922)          12,768
                                                     --------         --------         --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                     (81)          (2,176)          (1,661)            --             (3,918)
   Purchase of patents and trademarks                    --                (38)            --               --                (38)
   Additional consideration for purchased
   businesses                                            --               (243)            --               --               (243)
   Investment in subsidiaries                         (14,735)             (52)            (135)          14,922             --
                                                     --------         --------         --------         --------         --------
   Net cash used in investing activities              (14,816)          (2,509)          (1,796)          14,922           (4,199)
                                                     --------         --------         --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of options                      136             --               --               --                136
   Repurchase of treasury stock                       (22,684)            --               --               --            (22,684)
   Repayments of long-term debt                          --               (362)            --               --               (362)
   Borrowings under lines of credit                    29,809             --                396             --             30,205
   Repayments under lines of credit                   (14,809)            --               (200)            --            (15,009)
                                                     --------         --------         --------         --------         --------
   Net cash (used in) provided by financing
   activities                                          (7,548)            (362)             196             --             (7,714)
                                                     --------         --------         --------         --------         --------
   Effect of exchange rate on cash and cash
   equivalents                                          2,230             (323)          (1,440)            --                467
   Net cash used in discontinued operations              --             (3,777)             383             --             (3,394)
                                                     --------         --------         --------         --------         --------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                            (4,313)            (607)           2,848             --             (2,072)
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                  7,152            3,556            2,205             --             12,913
                                                     --------         --------         --------         --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $  2,839         $  2,949         $  5,053         $   --           $ 10,841
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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the results of operations and analysis of financial condition for the three months and six months ended June 30, 2004. The results of operations for purchase business combinations are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in our Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

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

         Comprehensive income and foreign currency translation. In accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"), assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at the average monthly exchange rates. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), we record changes in the market value of available-for-sale securities in the accumulated other comprehensive income caption of stockholders' equity in the condensed consolidated balance sheet, until we dispose of the securities. Once these securities are disposed of, either by sale or maturity, the gain or loss is recognized in other income or expense. The cumulative translation adjustment, which represents the effect of translating assets and liabilities of our foreign operations is recorded as an increase of equity of $3,378,000 and $3,936,000 as of June 30, 2004 and December 31, 2003, respectively, and is classified as accumulated other comprehensive income. The current year change in the accumulated amount is included as a component of comprehensive income.

         Stock options and Grants. SFAS 123, as amended by SFAS 148, establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED


compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB 25. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

         Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for our employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. If compensation cost for stock option grants had been determined based on the fair value on the grant dates for June 30, 2004 and 2003 consistent with the method prescribed by SFAS 123, our net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                               ----------------------------   -----------------------------
                                               JUNE 30, 2004  JUNE 30, 2003   JUNE 30, 2004   JUNE 30, 2003
                                               -------------  -------------   -------------   -------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income as reported:                           $ 17,821        $ 4,613        $ 30,311        $   9,700

Deduct:  Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                 (1,290)        (1,156)         (2,533)          (2,314)

Add:  Employee compensation expense for
modification of stock option awards
included in reported net income, net of
income taxes                                            57            506              57              506
                                                  --------        -------        --------        ---------

Pro-forma net income                              $ 16,588        $ 3,963        $ 27,835        $   7,892
                                                  ========        =======        ========        =========

Earnings per share:
    Basic - as reported                           $   0.60        $  0.17        $   1.04        $    0.34
                                                  ========        =======        ========        =========
    Basic - pro-forma                             $   0.56        $  0.14        $   0.95        $    0.28
                                                  ========        =======        ========        =========
    Diluted - as reported                         $   0.57        $  0.17        $   0.99        $    0.34
                                                  ========        =======        ========        =========
    Diluted - pro-forma                           $   0.53        $  0.14        $   0.91        $    0.28
                                                  ========        =======        ========        =========


         Discontinued Operations. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), a component classified as held for sale is reported in discontinued operations when the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. In a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement for current and prior periods reports the results of operations of the component,

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED


including any gain or loss recognized in accordance with SFAS 144, in discontinued operations. The results of discontinued operations, less applicable income taxes (benefit), is reported as a separate component of income before extraordinary items and the cumulative effect of accounting changes (if applicable). The assets and liabilities of a disposal group classified as held for sale is presented separately in the asset and liability sections, respectively, of the statement of financial position. See Note 2 to the Condensed and Consolidated Financial Statements included in this report.

         Derivative Instruments and Hedging Activities. We account for derivative instruments in accordance with SFAS 133. All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which we hedge changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. We do not hold or issue interest rate swap agreements or other derivative instruments for trading purposes.

         Changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, other assets on the Condensed Consolidated Balance Sheet as of June 30, 2004 decreased by $4.2 million from December 31, 2003, which reflected a decrease in the fair value of the interest rate swap agreements. The corresponding increase in the hedge liability was recorded in long-term debt. The agreements are deemed to be a perfectly effective fair value hedge and therefore qualify for the short-cut method of accounting under SFAS
133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

         Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill and other intangible assets are stated on the basis of cost. The $124.8 million in goodwill resulting from acquisitions made subsequent to June 30, 2001 was immediately subjected to the non-amortization provisions of SFAS 142.

         Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying condensed consolidated financial statements include periodic testing of the carrying value of long-lived assets for impairment, valuation allowances for receivables, inventories and deferred income tax assets, liabilities for potential litigation claims and settlements, and contract contingencies and obligations. Actual results could differ from those estimates.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED


impairment would generally be discounted operating cash flows estimated over the remaining useful lives of the related long-lived assets for continuing operations in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Impairment is measured as the difference between fair value and unamortized cost at the date impairment is determined.

         On June 30, 2004, our litigation support services subsidiary, New Technologies Armor, Inc. ("NTI"), was the last remaining business in discontinued operations. On July 2, 2004, we sold the security consulting division of NTI. The remaining division in NTI, consisting primarily of training services, will be included as part of the Products Division segment. In the second quarter of 2004, we recorded an impairment charge of $1.4 million in integration and other charges in continuing operations to reduce the carrying value of remaining portion of NTI to its estimated fair value.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

NEW ACCOUNTING PRONOUNCEMENT:

         In April 2004, the FASB issued FASB Staff Position No. 129-1, Disclosure Requirements under FASB Statement No. 129, "Disclosure of Information about Capital Structure," relating to contingently convertible securities ("FSP 129-1"). The purpose of FSP 129-1 is to interpret how the disclosure provisions of FASB Statement No. 129 apply to contingently convertible securities and to their potentially dilutive effects on earnings per share. The guidance in FSP 129-1 is effective April 2004 and applies to all existing and newly created securities. This pronouncement has no effect on the Company.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003.

          Net income. Net income increased $13.2 million, or 286.3%, to $17.8 million for the three months ended June 30, 2004, compared to $4.6 million for the three months ended June 30, 2003. Net income for the three months ended June 30, 2004, includes income from continuing operations of $17.7 million and income from discontinued operations of $100,000, compared to income from continuing operations of $3.5 million and income from discontinued operations of $1.1 million for the three months ended June 30, 2003.

CONTINUING OPERATIONS

         Total revenues. Total revenues increased $142.0 million, or 173.9%, to $223.7 million in the three months ended June 30, 2004, compared to $81.7 million in the three months ended June 30, 2003. For the three months ended June 30, 2004, total revenue increased 116.4% internally, including year over year changes in acquired businesses, and 57.5% due to acquisitions.

         Aerospace & Defense Group revenues. Aerospace & Defense Group revenues increased $114.0 million, or 721.7%, to $129.8 million in the three months ended June 30, 2004, compared to $15.8 million in the three months ended June 30, 2003. For the three months ended June 30, 2004, Aerospace & Defense Group revenue increased 277.1% internally, including year over year changes in acquired businesses, and 444.6% from acquisitions. Internal growth was due to strong demand for the M1114 Up-Armored HWMMV and SAPI plates, while acquired growth was a function of the Simula, Inc. acquisition on December 9, 2003.

         Products Division revenues. Products Division revenues increased $16.4 million, or 33.2%, to $65.7 million in the three months ended June 30, 2004, compared to $49.3 million in the three months ended June 30, 2003. For the three months ended June 30, 2004, Products Division revenue increased 25.4% internally, including year over year changes in acquired businesses, and 7.8% due to the acquisitions of Vector Associations, Inc. (dba ODV, Inc.), which was completed during the first quarter of 2004, and Hatch Imports, Inc., which was completed during the fourth quarter of 2003. Internal growth was due to strong sales of International body armor, and other soft armor and hard armor sectors, providing protection to troops and private sector employees within Iraq as well as strong military and international sales within duty gear.

         Mobile Security revenues. Mobile Security Division revenues increased $11.7 million, or 70.6%, to $28.2 million in the three months ended June 30, 2004, compared to $16.5 million in the three months ended June 30, 2003, primarily due to increased demand in the Middle East. All of Mobile Security Division's 70.6% revenue growth was internal.

         Cost of sales. Cost of sales increased $100.0 million, or 174.5%, to $157.2 million for the three months ended June 30, 2004, compared to $57.3 million for the three months ended June 30, 2003. As a percentage of total revenues, cost of sales increased to 70.3% of total revenues for the three months ended June 30, 2004, from 70.1% for the three months ended June 30, 2003.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED


         Gross margins in the Aerospace & Defense Group were 29.0% for the three months ended June 30, 2004, compared to 30.2% for the three months ended June 30, 2003, primarily due to a lower margin product mix, which included a large number of crew protection kits.

         Gross margins in the Products Division were 33.5% for the three months ended June 30, 2004, compared to 33.1% for the three months ended June 30, 2003. The increase in Products Division gross margins resulted primarily from product mix.

         Gross margins in the Mobile Security Division were 24.2% in the three months ended June 30, 2004, compared to 19.9% for the three months ended June 30, 2003. The margin improvement was primarily due to improved fixed cost absorption associated with increased manufacturing volumes, and a richer sales mix of high-end, higher margin vehicles.

         Operating expenses. Operating expenses increased $8.9 million, or 61.0%, to $23.4 million (10.5% of total revenues) for the three months ended June 30, 2004, compared to $14.5 million (17.8% of total revenues) for the three months ended June 30, 2003. The decrease as a percentage of revenues was largely a function of increased revenues, and the acquisition of Simula, which operates with lower operating expenses as a percentage of revenues than the Products Division and the Mobile Security Division.

         Aerospace & Defense Group operating expenses increased $4.0 million, or 563.8%, to $4.7 million (3.6% of Aerospace & Defense Group revenues) for the three months ended June 30, 2004, compared to $710,000 (4.5% of Aerospace & Defense Group revenues) for the three months ended June 30, 2003. The increase in operating expenses is due primarily to the acquisition of Simula on December 9, 2003, as well as additional operating expenses in the M1114 Up-Armored HMMWV program as we increase production.

         Products Division operating expenses increased $2.4 million, or 29.0%, to $10.5 million (15.9% of Products Division revenues) for the three months ended June 30, 2004, compared to $8.1 million (16.4% of Products Division revenues) for the three months ended June 30, 2003. This increase is due primarily to acquisitions, higher sales expenses as related to increased sales volumes, wage increases, higher insurance cost, and bonus expenses that previously were allocated to corporate operating expenses.

         Mobile Security Division operating expenses decreased $0.2 million, or 7.4%, to $3.0 million (10.5% of Mobile Security Division revenues) for the three months ended June 30, 2004, compared to $3.2 million (19.4% of Mobile Security Division revenues) for the three months ended June 30, 2003. This decrease in operating expenses as a percentage of revenue is due primarily to increased sales volumes and management's ability to scale its business.

         Corporate operating expenses increased $2.7 million, or 109.4%, to $5.2 million (2.3% of total revenues) for the three months ended June 30, 2004, compared to $2.5 million (3.1% of total revenues) for the three months ended June 30, 2003. This increase in administrative expenses is associated with the overall growth of the Company, increased legal expenses for Zylon litigation, and Sarbanes-Oxley requirements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED


         Amortization. Amortization expense increased $904,000, or 1,310.1% to $973,000 for the three months ended June 30, 2004, compared to $69,000 for the three months ended June 30, 2003, primarily due to the acquisitions of Simula and Hatch Imports in December 2003. SFAS 142, which we adopted on January 1, 2002, eliminated amortization of intangible assets with indefinite lives and goodwill for all acquisitions completed after July 1, 2001, as well as for all fiscal years ending after January 1, 2002. Remaining amortization expense is related to patents and trademarks with finite lives, and acquired amortizable intangible assets that meet the criteria for recognition as an asset apart from goodwill under SFAS 141.

         Integration and other charges. Integration and other charges increased $4.3 million, or 115.2%, to $8.1 million for the three months ended June 30, 2004, compared to $3.8 million for the three months ended June 30, 2003 primarily due to a non-cash charge of $5.9 million for the acceleration of performance based, long-term restricted stock awards granted to certain executives in 2002. In the second quarter of 2004, we recorded an impairment charge of $1.4 million in integration and other charges in continuing operations to reduce the carrying value of remaining portion of NTI to its estimated fair value. The remaining integration and other charges in the second quarter of 2004 were primarily for the integration of Simula, Inc., Hatch Imports, Inc., and ODV, Inc., which were all acquired subsequent to the second quarter of fiscal year 2003.

         Operating income. Operating income from continuing operations increased $28.0 million, or 465.3%, to $34.0 million for the three months ended June 30, 2004, compared to $6.0 million in the three months ended June 30, 2003, due to the factors discussed above.

         Interest expense, net. Interest expense, net increased $1.6 million, or 370.7%, to $2.1 million for the three months ended June 30, 2004, compared to $437,000 for the three months ended June 30, 2003. This increase was due primarily to interest expense associated with the $150 million aggregate principal amount of 8.25% senior subordinated notes due 2013 issued in August 2003. On September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate for a variable rate of six-month LIBOR (1.94% at June 30, 2004), set in arrears, plus a spread of 2.735% to 2.75%.

         Other (income) expense, net. Other (income), net, was $(390,000) for the three months ended June 30, 2004, compared to other expense, net, of $16,000 for the three months ended June 30, 2003. The increase in other (income) expense, net, was a result of the realization of a gain on the sale of a certain equity investment.

         Income from continuing operations before provision for income taxes. Income from continuing operations before provision for income taxes increased $26.8 million, or 481.4%, to $32.3 million for the three months ended June 30, 2004, compared to $5.6 million for the three months ended June 30, 2003, due to the reasons discussed above.

         Provision for income taxes. Provision for income taxes was $14.6 million for the three months ended June 30, 2004, compared to $2.1 million for the three months ended June 30, 2003. The effective tax rate was 45.2% for the three months ended June 30, 2004, compared to 37.4% for the three months ended June 30, 2003. The increased tax rate relates primarily to an increased mix of profitability generated by our Ohio, Arizona and Massachusetts locations, which operate in higher-taxed jurisdictions,

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED


and the non-tax deductible charge due to the accelerated vesting of performance based, long-term restricted stock awards.

         Income from continuing operations. Income from continuing operations increased $14.2 million, or 409.5%, to $17.7 million for the three months ended June 30, 2004, compared to $3.5 million for the three months ended June 30, 2003, due to the factors discussed above.

DISCONTINUED OPERATIONS

         On April 17, 2003, we announced that we had completed the sale of our ArmorGroup Integrated Systems business through the sale of 100% of the stock of ArmorGroup Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc. to AIS. AIS is a wholly owned subsidiary of Aerwav Holdings, LLC. As consideration for the integrated systems business, we received a $4.1 million collateralized note due in two years and a warrant for approximately 2.5% of AIS. Through June 30, 2004, we have received $475,000 in prepayments on the note receivable. We have previously recorded a loss of $366,000 on the sale during the second quarter of 2003.

         On November 26, 2003, we announced that we completed the sale of ArmorGroup, our security service division, for $33.7 million in consideration to a group of private investors led by Granville Baird Capital Partners of London, England and Management. We received $31.4 million in cash at closing and are scheduled to receive another $2.3 million by the end of 2004, of which we have received $500,000 through July 23, 2004. We have previously recorded a loss of $8.8 million on the sale in the fourth quarter of 2003. In accordance with generally accepted accounting principles, foreign currency translation unrealized gains and losses, which are included in equity as accumulated other comprehensive income or loss, are not recognized until the period of disposition of the related assets and liabilities (which was a large component of the loss).

         On June 30, 2004, our litigation support services subsidiary, New Technologies Armor, Inc. ("NTI"), was the last remaining business in discontinued operations. On July 2, 2004, we sold the security consulting division of NTI. The remaining division in NTI, consisting primarily of training services, will be included as part of the Products Division segment. In the second quarter of 2004, we recorded an impairment charge of $1.4 million in integration and other charges in continuing operations to reduce the carrying value of remaining portion of NTI to its estimated fair value.

         Services revenues. Services Division revenue decreased $22.9 million to $1.0 million for the three months ended June 30, 2004, compared to $23.9 million for the three months ended June 30, 2003. Exclusive of ArmorGroup Integrated Systems, which we sold on April 17, 2003, and ArmorGroup, which we sold on November 26, 2003, revenue increased $438,000, or 76.2%, to $1.0 million for the three months ended June 30, 2004, compared to $575,000 for the three months ended June 30, 2003. This increase was due to a significant consulting engagement that began in June 2004.

         Cost of sales. Cost of sales decreased $15.7 million to $461,000 for the three months ended June 30, 2004, compared to $16.2 million for the three months ended June 30, 2003. Exclusive of ArmorGroup Integrated Systems and ArmorGroup, cost of sales increased $211,000, or 84.4%, to $461,000 for the three months ended June 30, 2004, compared to $250,000 for the three months ended

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED


June 30, 2003. This increase was due to a significant consulting engagement that began in June 2004. As a percentage of total revenue exclusive of ArmorGroup Integrated Systems and ArmorGroup, cost of sales increased to 45.5% of total revenues for the three months ended June 30, 2004, from 43.5% for the three months ended June 30, 2003.

         Operating expenses. Operating expenses decreased $4.6 million to $385,000 (38.0% of Services revenues) for the three months ended June 30, 2004, compared to $5.0 million (20.9% of Services revenues) for the three months ended June 30, 2003. Exclusive of ArmorGroup Integrated Systems and ArmorGroup, operating expenses decreased $4,000, or 1.0%, to $385,000 for the three months ended June 30, 2004, compared to $389,000 for the three months ended June 30, 2003.

         Integration and other charges. Integration and other charges decreased to zero for the three months ended June 30, 2004, compared to $452,000 for the three months ended June 30, 2003. Excluding ArmorGroup Integrated Systems and ArmorGroup, there were no integration and other charges for the three months ended June 30, 2003.

         Operating income. Operating income was $167,000 for the three months ended June 30, 2004, compared to operating income of $2.3 million for the three months ended June 30, 2003, due to the factors discussed above. Excluding the ArmorGroup Integrated Systems and ArmorGroup, the balance of the assets held for sale generated an operating income of $167,000 for the three months ended June 30, 2004, compared to an operating loss of ($67,000) for the three months ended June 30, 2003, due to the reasons discussed above.

         Interest expense, net. Interest expense, net, decreased $15,000, or 100%, to zero for the three months ended June 30, 2004, compared to $15,000 for the three months ended June 30, 2003, primarily due to the sale of ArmorGroup Integrated Systems and ArmorGroup. All interest bearing liabilities in discontinued operations have been repaid.

         Other expense, net. Other expense, net, decreased $382,000, or 97.4%, to $10,000 for the three months ended June 30, 2004, compared to other expense, net, of $392,000 for the three months ended June 30, 2003 primarily due to the sale of ArmorGroup Integrated Systems and ArmorGroup. Excluding ArmorGroup Integrated Systems and ArmorGroup, there was no significant change in other expense, net.

         Income from discontinued operations before provision for income taxes. Income from discontinued operations before provision for income taxes was $157,000 for the three months ended June 30, 2004, compared to income of $1.9 million for the three months ended June 30, 2003, due to the reasons discussed above. Excluding ArmorGroup Integrated Systems and ArmorGroup, the balance of the assets held for sale generated income (loss) from discontinued operations before provision for income taxes of $157,000 for the three months ended June 30, 2004, compared to ($62,000) for the three months ended June 30, 2003, due to reasons discussed above.

         Provision for income taxes. Provision for income taxes was $57,000 for the three months ended June 30, 2004 compared to a provision for income taxes of $725,000 for the three months ended June 30, 2003. The effective tax rate for the three months ended June 30, 2004 was 36.3% compared to 39.0% for the three months ended June 30, 2003. Excluding the ArmorGroup Integrated Systems and

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED


ArmorGroup, the balance of the assets held for sale provision was $57,000 for the three months ended June 30, 2004, compared to a benefit of ($18,000) for the three months ended June 30, 2003.

         Income from discontinued operations. Income from discontinued operations was $100,000 for the three months ended June 30, 2004, compared to income from discontinued operations of $1.1 million for the three months ended June 30, 2003, due to the factors discussed above. Excluding ArmorGroup Integrated Systems and ArmorGroup, the balance of the assets held for sale generated income (loss) from discontinued operations of $100,000 for the three months ended June 30, 2004, compared to ($44,000) for the three months ended June 30, 2003, due to the reasons discussed above.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED


SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003.

          Net income. Net income increased $20.6 million, or 212.5%, to net income of $30.3 million for the six months ended June 30, 2004, compared to net income of $9.7 million for the six months ended June 30, 2003. Net income for the six months ended June 30, 2004, includes income from continuing operations of $30.3 million and loss from discontinued operations of ($38,000), compared to income from continuing operations of $8.7 million and net income from discontinued operations of $977,000 for the six months ended June 30, 2003.

CONTINUING OPERATIONS

         Total revenues. Total revenues increased $223.2 million, or 137.7%, to $385.3 million in the six months ended June 30, 2004, compared to $162.1 million in the six months ended June 30, 2003. For the six months ended June 30, 2004, total revenue increased 92.2% internally, including year over year changes in acquired businesses, and 45.5% due to the acquisitions.

         Aerospace & Defense Group revenues. Aerospace & Defense Group revenues increased $179.1 million, or 564.9%, to $210.8 million in the six months ended June 30, 2004, compared to $31.7 million in the six months ended June 30, 2003. For the six months ended June 30, 2004, Aerospace & Defense Group revenue increased 228.7% internally, including year-over-year changes in acquired businesses, and 336.2% from acquisitions. Internal growth was due to strong demand for the M1114 Up-Armored HMMWV, SAPI plates, and armored kits; while acquired growth was a function of the Simula, Inc. acquisition on December 9, 2003.

         Products Division revenues. Products Division revenues increased $26.2 million, or 28.1%, to $119.6 million in the six months ended June 30, 2004, compared to $93.4 million in the six months ended June 30, 2003. For the six months ended June 30, 2004, Products Division revenue increased 20.4% internally, including year-over-year changes in acquired businesses, and 7.7% due to the acquisitions of Vector Associations, Inc. (dba ODV, Inc.), which was completed during the first quarter of 2004, and Hatch Imports, Inc., which was completed during the fourth quarter of 2003. Internal growth was due to strong sales of International body armor, and other soft armor and hard armor sectors, providing protection to troops and private sector employees within Iraq as well as strong military and international sales within duty gear.

         Mobile Security revenues. Mobile Security Division revenues increased $17.9 million, or 48.3%, to $55.0 million in the six months ended June 30, 2004, compared to $37.1 million in the six months ended June 30, 2003. All of the revenue growth was generated internally, primarily as a result of increased demand in the Middle East.

         Cost of sales. Cost of sales increased $156.9 million, or 137.1%, to $271.3 million for the six months ended June 30, 2004, compared to $114.4 million for the six months ended June 30, 2003. As a percentage of total revenues, cost of sales decreased to 70.4% of total revenues for the six months ended June 30, 2004, from 70.6% for the six months ended June 30, 2003.

         Gross margins in the Aerospace & Defense Group were 30.2% for the six months ended June 30, 2004, compared to 30.0% for the six months ended June 30, 2003.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED


         Gross margins in the Products Division were 32.6% for the six months ended June 30, 2004, compared to 33.6% for the six months ended June 30, 2003. The decrease in Products Division gross margins resulted primarily from product mix, certain large lower margin international and governmental orders and certain additional inventory reserves provided for during the first quarter.

         Gross margins in the Mobile Security Division were 20.8% in the six months ended June 30, 2004, compared to 18.4% for the six months ended June 30, 2003. The increase in the Mobile Security Divisions gross margins resulted primarily from improved fixed-cost absorption benefits associated with increased manufacturing volumes, and a richer sales mix of high-end, higher margin vehicles.

         Operating expenses. Operating expenses increased $18.1 million, or 63.5%, to $46.6 million (12.1% of total revenues) for the six months ended June 30, 2004, compared to $28.5 million (17.6% of total revenues) for the six months ended June 30, 2003. The decrease as a percentage of revenues was largely a function of increased revenues, and the acquisition of Simula, which operates with lower operating expenses as a percent of revenues than the Products Division and the Mobile Security Division.

         Aerospace & Defense Group operating expenses increased $8.2 million, or 450.9%, to $10.0 million (4.7% of Aerospace & Defense Group revenues) for the six months ended June 30, 2004, compared to $1.8 million (5.7% of Aerospace & Defense Group revenues) for the six months ended June 30, 2003. The increase in operating expenses is due primarily to the acquisition of Simula on December 9, 2003, as well as additional operating expenses in the M1114 Up-Armored HMMWV program as we increased production. The decrease in operating expense as a percentage of revenue was due to leveraging of the operating expenses over a much larger revenue base.

         Products Division operating expenses increased $5.4 million, or 33.5%, to $21.4 million (17.9% of Products Division revenues) for the six months ended June 30, 2004, compared to $16.0 million (17.2% of Products Division revenues) for the six months ended June 30, 2003. This increase is due primarily to acquisitions, increased research and development spending, higher sales expenses as related to increased sales volumes, wage increases, higher insurance cost, increased bad debt provisions, and bonus expenses that previously were allocated to corporate operating expenses.

         Mobile Security Division operating expenses increased $0.4 million, or 7.2%, to $6.5 million (11.9% of Mobile Security Division revenues) for the six months ended June 30, 2004, compared to $6.1 million (16.4% of Mobile Security Division revenues) for the six months ended June 30, 2003. This increase is due primarily to increased operating expenses related to significant revenue growth and increased warranty provisions. The decrease in operating expense as a percentage of revenue was due to leveraging the operating expenses over larger revenue base and management's ability to scale its business.

         Corporate operating expenses increased $4.1 million, or 89.8%, to $8.8 million (2.3% of total revenues) for the six months ended June 30, 2004, compared to $4.6 million (2.8% of total revenues) for the six months ended June 30, 2003. This increase in administrative expenses is associated with the overall growth of the Company, increased legal expenses for Zylon litigation, and Sarbanes-Oxley requirements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED


         Amortization. Amortization expense increased $1.8 million, or 1,414.0% to $2.0 million for the six months ended June 30, 2004, compared to $129,000 for the six months ended June 30, 2003, primarily due to the acquisitions of Simula and Hatch Imports in December 2003. SFAS 142, which we adopted on January 1, 2002, eliminated amortization of intangible assets with indefinite lives and goodwill for all acquisitions completed after July 1, 2001, as well as for all fiscal years ending after January 1, 2002. Remaining amortization expense is related to patents and trademarks with finite lives, and acquired amortizable intangible assets that meet the criteria for recognition as an asset apart from goodwill under SFAS 141.

         Integration and other charges. Integration and other charges increased $4.6 million, or 109.8%, to $8.8 million for the six months ended June 30, 2004, compared to $4.2 million for the six months ended June 30, 2003 primarily due to a non-cash charge of $5.9 million for the acceleration of performance based, long-term restricted stock awards granted to certain executives in 2002. In the second quarter of 2004, we recorded an impairment charge of $1.4 million in integration and other charges in continuing operations to reduce the carrying value of remaining portion of NTI to its estimated fair value. $1.5 million of the integration and other charges in the six months ended June 30, 2004, were primarily for the integration of Simula, Inc., Hatch Imports, Inc., and ODV, Inc., which were all acquired subsequent to the second quarter of fiscal year 2003.

         Operating income. Operating income from continuing operations increased $41.8 million, or 281.7%, to $56.6 million for the six months ended June 30, 2004, compared to $14.8 million in the six months ended June 30, 2003, due to the factors discussed above.

         Interest expense, net. Interest expense, net increased $3.0 million, or 363.8%, to $3.8 million for the six months ended June 30, 2004, compared to $816,000 for the six months ended June 30, 2003. This increase was due primarily to interest expense associated with the $150 million aggregate principal amount of 8.25% senior subordinated notes due 2013 issued in August 2003. On September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate for a variable rate of six-month LIBOR (1.94% at June 30, 2004), set in arrears, plus a spread of 2.735% to 2.75%.

         Other (income) expense, net. Other (income) expense, net, was ($275,000) for the six months ended June 30, 2004, compared to other expense, net, of $85,000 for the six months ended June 30, 2003. The income for the six months ended June 30, 2004, was a result of the realization of a gain on the sale of a certain equity investment.

         Income from continuing operations before provision for income taxes. Income from continuing operations before provision for income taxes increased $39.2 million, or 281.2%, to $53.1 million for the six months ended June 30, 2004, compared to $13.9 million for the six months ended June 30, 2003, due to the reasons discussed above.

         Provision for income taxes. Provision for income taxes was $22.8 million for the six months ended June 30, 2004, compared to $5.2 million for the six months ended June 30, 2003. The effective tax rate was 42.9% for the six months ended June 30, 2004, compared to 37.4% for the six months ended June 30, 2003. The increased tax rate relates to an increased mix of profitability generated by our Ohio, Arizona and Massachusetts locations, which operate in higher-taxed jurisdictions,

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

and the non-tax deductible charge due to the accelerated vesting of performance based, long-term restricted stock awards.

         Income from continuing operations. Income from continuing operations increased $21.6 million, or 247.9%, to $30.3 million for the six months ended June 30, 2004, compared to $8.7 million for the six months ended June 30, 2003 due to the factors discussed above.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED


DISCONTINUED OPERATIONS

         Services revenues. Services Division revenue decreased $48.0 million to $1.7 million for the six months ended June 30, 2004, compared to $49.7 million for the six months ended June 30, 2003. Exclusive of ArmorGroup Integrated Systems, which we sold on April 17, 2003, and ArmorGroup, which we sold on November 26, 2003, revenue increased $218,000, or 14.4%, to $1.7 million for the six months ended June 30, 2004, compared to $1.5 million for the six months ended June 30, 2003. This increase was due to a significant consulting engagement that began in June 2004.

         Cost of sales. Cost of sales decreased $34.7 million to $697,000 for the six months ended June 30, 2004, compared to $35.4 million for the six months ended June 30, 2003. Exclusive of ArmorGroup Integrated Systems and ArmorGroup, cost of sales increased $106,000, or 17.9%, to $697,000 for the six months ended June 30, 2004, compared to $591,000 for the six months ended June 30, 2003. This increase was due to a significant consulting engagement that began in June 2004. As a percentage of total revenue exclusive of ArmorGroup Integrated Systems and ArmorGroup, cost of sales increased to 40.2% of total revenues for the six months ended June 30, 2004, from 39.0% for the six months ended June 30, 2003.

         Operating expenses. Operating expenses decreased $10.6 million to $821,000 (47.4% of Services revenues) for the six months ended June 30, 2004, compared to $11.4 million (23.0% of Services revenues) for the six months ended June 30, 2003. Exclusive of ArmorGroup Integrated Systems and ArmorGroup, operating expenses decreased $55,000, or 6.3%, to $821,000 for the six months ended June 30, 2004, compared to $876,000 for the six months ended June 30, 2003. This decrease was due to a decline in revenues.

         Integration and other charges. Integration and other charges decreased to zero for the six months ended June 30, 2004, compared to $494,000 for the six months ended June 30, 2003. Excluding ArmorGroup Integrated Systems and ArmorGroup, there were no integration and other charges for the six months ended June 30, 2003.

         Operating income. Operating income was $215,000 for the six months ended June 30, 2004, compared to operating income of $2.4 million for the six months ended June 30, 2003, due to the factors discussed above. Excluding the ArmorGroup Integrated Systems and ArmorGroup, the balance of the assets held for sale generated operating income of $215,000 for the six months ended June 30, 2004, compared to operating income of $46,000 for the six months ended June 30, 2003, due to the reasons discussed above.

         Interest expense, net. Interest expense, net, decreased $51,000, or 96.2%, to $2,000 for the six months ended June 30, 2004, compared to $53,000 for the six months ended June 30, 2003, primarily due to the sale of ArmorGroup Integrated Systems and ArmorGroup. All interest bearing liabilities in discontinued operations have been repaid.

         Other expense, net. Other expense, net, decreased $179,000, or 39.6%, to $273,000 for the six months ended June 30, 2004, compared to other expense, net, of $452,000 for the six months ended June 30, 2003. Excluding the ArmorGroup Integrated Systems and ArmorGroup, the balance of the assets held for sale generated other expense, net, from discontinued operations of $273,000 for the six months ended

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED


June 30, 2004, compared to other income, net, of ($7,000) for the three months ended June 30, 2003, due to additional accounting fees incurred in connection with the sale of ArmorGroup.

         (Loss) income from discontinued operations before (benefit) provision for income taxes. Loss from discontinued operations before provision for income taxes was ($60,000) for the six months ended June 30, 2004, compared to income of $1.9 million for the six months ended June 30, 2003, due to the reasons discussed above. Excluding the ArmorGroup Integrated Systems and ArmorGroup, the balance of the assets held for sale generated a loss from discontinued operations before provision for income taxes of ($60,000) for the six months ended June 30, 2004, compared to income of $48,000 for the three months ended June 30, 2003, due to the reasons discussed above.

         (Benefit) Provision for income taxes. Benefit for income taxes was ($22,000) for the six months ended June 30, 2004 compared to a provision for income taxes of $937,000 for the six months ended June 30, 2003. The effective tax rate for the three months ended June 30, 2004 was a benefit of 36.7% compared to a provision of 49.0% for the six months ended June 30, 2003. Excluding the ArmorGroup Integrated Systems and ArmorGroup, the balance of the assets held for sale benefit was ($22,000) for the six months ended June 30, 2004, compared to a provision of $28,000 for the six months ended June 30, 2003.

         (Loss) income from discontinued operations. Loss from discontinued operations was ($38,000) for the six months ended June 30, 2004, compared to income from discontinued operations of $977,000 for the six months ended June 30, 2003, due to the factors discussed above. Excluding the ArmorGroup Integrated Systems and ArmorGroup, the balance of the assets held for sale generated a loss from discontinued operations ($38,000) for the six months ended June 30, 2004, compared to income of $20,000 for the six months ended June 30, 2003, due to the reasons discussed above.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

         On June 22, 2004, our stockholders approved an amendment to our Certificate of Incorporation, as amended that increased the number of shares of our authorized capital stock to 80,000,000, 75,000,000 shares of which are common stock and 5,000,000 of which are preferred stock.

         On June 12, 2004, we sold 4,000,000 primary shares of common stock at a price of $37.50 per share, raising $142.5 million of net proceeds after deducting the underwriter discounts and commissions. In addition, certain of our directors and officers granted the underwriters a 30-day option to purchase up to 600,000 shares. The 30-day option expired unexercised on July 15, 2004. We intend to use the net proceeds from the offering to fund future acquisitions, to take advantage of business development opportunities, and for general corporate and working capital purposes, including the funding of capital expenditures. Funds that are not immediately used are invested in money market funds, certificates of deposits, and other investment grade securities until needed.

         On September 2, 2003, we entered into interest rate swap agreements, which have been designated as fair value hedges as defined under SFAS 133 with a notional amount totaling $150 million. The agreements were entered into to exchange the fixed interest rate on the Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth day of February and August. The agreements are subject to other terms and conditions common to transactions of this type. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, other assets on the Consolidated Balance Sheet as of June 30, 2004 decreased by $4.2 million from December 31, 2003, which reflected a decrease in the fair value of the interest rate swap agreements. The corresponding increase in the hedge liability was recorded in long-term debt. The agreements are deemed to be a perfectly effective fair value hedge, and, therefore, qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

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

         On August 12, 2003, in concert with our high yield note offering, we entered into a new secured revolving credit facility (the "Credit Facility") with Bank of America, N.A., Wachovia Bank, National

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED


Association and a syndicate of other financial institutions arranged by Bank of America Securities, LLC. The Credit Facility consists of a five-year revolving credit facility, and, among other things, provides for (i) total maximum borrowings of $60 million, (ii) a $25 million sub-limit for the issuances of standby and commercial letters of credit, (iii) a $5 million sub-limit for swing-line loans, and (iv) a $5 million sub-limit for multi-currency borrowings. All borrowings under the Credit Facility will bear interest at either (i) a rate equal to LIBOR, plus an applicable margin ranging from 1.125% to 1.625%, (ii) an alternate base rate which will be the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50%, or (iii) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125% to 1.625%, depending on certain conditions. The Credit Facility is guaranteed by certain of our direct and indirect domestic subsidiaries and is collateralized by, among other things, (i) a pledge of all of the issued and outstanding shares of stock or other equity interests of certain of our domestic subsidiaries, (ii) a pledge of 65% of the issued and outstanding voting shares of stock or other voting equity interests of certain of our direct and indirect foreign subsidiaries, (iii) a pledge of 100% of the issued and outstanding nonvoting shares of stock or other nonvoting equity interests of certain of our direct and indirect foreign subsidiaries, and (iv) a first priority perfected security interest on certain of our domestic assets and certain domestic assets of certain of our direct and indirect subsidiaries that will become guarantors of our obligations under the Credit Facility, including, among other things, accounts receivable, inventory, machinery, equipment, certain contract rights, intellectual property rights and general intangibles. On March 29, 2004, we amended our credit agreement to allow us to pay dividends subject to certain limitations.

         As of June 30, 2004, we were in compliance with all of our negative and affirmative covenants contained in the Credit Facility and the indenture governing the Notes.

         In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time depending upon market conditions and other factors, of up to an additional 4.4 million shares. Through July 23, 2004, we repurchased 3.8 million shares of our common stock under the stock repurchase program at an average price of $12.49 per share, leaving us with the ability to repurchase up to an additional 3.8 million shares of our common stock. Repurchases may be made in the open market, in privately negotiated transactions or otherwise. At June 30, 2004, we had 32.8 million shares of common stock outstanding.

         We expect to continue our policy of repurchasing our common stock from time to time, subject to the restrictions contained in our Credit Facility and the indenture governing the Notes. Our Credit Facility permits us to repurchase shares of our common stock with no limitation if our ratio of Consolidated Total Indebtedness to Consolidated EBITDA (as such terms are defined in the Credit Facility) for any rolling twelve-month period is less than 1.00 to 1. At ratios greater than 1.00 to 1, our credit agreement limits our ability to repurchase shares at $15.0 million. This basket resets to $0 each time the ratio is less than 1.00 to 1. Our indenture governing the Notes also permits us to repurchase shares of our common stock, subject to certain limitations, as long as we satisfy the conditions to such repurchase contained therein.

         Working capital for continuing operations was $353.5 million and $168.5 million as of June 30, 2004, and December 31, 2003, respectively.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

         Our fiscal 2004 capital expenditures for continuing operations are expected to be approximately $13.9 million, of which we have spent approximately $7.1 million through the six months ended June 30, 2004. Such expenditures include leasehold improvements, information technology and communications infrastructure equipment and software, and manufacturing machinery and equipment.

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

         See Part II Item 1 Legal Proceedings regarding outstanding legal matters.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

FORWARD LOOKING AND CAUTIONARY STATEMENTS

         Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, our failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; the ultimate effect of various domestic and foreign political and economic issues on our business, financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; contract delays; cost overruns; our ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers, customers and availability of raw materials; changes in the financial or business condition of our distributors or resellers; our ability to successfully manage acquisitions, alliances and integrate past and future business combinations; regulatory, legal, political and economic changes; an adverse determination in connection with the Zylon(R) investigation being conducted by the U.S. Department of Justice and certain state agencies and/or other Zylon(R)-related litigation; and other risks, uncertainties and factors inherent in our business and otherwise discussed elsewhere in this Form 10-Q and in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

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

         Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to borrowings under our $150 million senior subordinated notes, our credit facilities and our short-term monetary investments. To the extent that, from time to time, we hold short-term money market instruments, there is a market rate risk for changes in interest rates on such instruments. To that extent, there is inherent rollover risk in the short-term money market instruments as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable, because of the variability of future interest rates and business financing requirements. However, there is only a remote risk of loss of principal in the short-term money market instruments. The main risk is related to a potential reduction in future interest income.

         On September 2, 2003, we entered into interest rate swap agreements in which we effectively exchanged the $150 million fixed rate 8.25% interest on the senior notes for variable rates in the notional amount of $80 million, $50 million, and $20 million at six-month LIBOR, set in arrears, plus 2.75%, 2.75%, and 2.735%, respectively. The agreements involve receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The variable interest rates are fixed semi-annually on the fifteenth day of February and August each year through maturity. The six-month LIBOR rate was 1.89% on July 16, 2004. The maturity dates of the interest rate swap agreements match those of the underlying debt. Our objective for entering into these interest rate swaps was to reduce our exposure to changes in the fair value of senior notes and to obtain variable rate financing at an attractive cost. Changes in the six-month LIBOR would affect our earnings either positively or negatively. An assumed 100 basis point increase in the six-month LIBOR would increase our interest obligations under the interest rate swaps by approximately $750,000 for a six-month period.

         In accordance with SFAS 133, we designated the interest rate swap agreements as perfectly effective fair value hedges and, accordingly, use the short-cut method of evaluating effectiveness. As permitted by the short-cut method, the change in fair value of the interest rate swaps will be reflected in earnings and an equivalent amount will be reflected as a change in the carrying value of the swaps, with an offset to earnings. There is no ineffectiveness to be recorded. On June 30, 2004, we recorded the fair value of the interest rate swap agreements of $1.7 million and recorded the corresponding fair value

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - CONTINUED


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

         Based on such evaluation, Mr. Kanders and Mr. Heiar concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. During the period covered by this report, there have not been any significant changes in our internal controls over financial reporting or in other factors that could significantly affect those controls.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

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

         On October 18, 2002, we were notified by the Internal Revenue Service that our tax return for the tax year ended December 31, 2000 had been selected for examination. Further, on January 30, 2003 we were notified that our tax return for the tax year ended December 31, 2001 had been selected for examination. In April 2004, we reached an agreement with the Internal Revenue Service regarding our tax returns for the years ended December 31, 2000 and 2001 that did not have a material impact on our financial position, operations or liquidity.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES


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

         In September 2003, Second Chance Body Armor, Inc. ("Second Chance"), a body armor manufacturer and competitor to Armor Holdings, notified its customers of a potential safety issue with its Ultima(R) and Ultimax(R) models. Second Chance has claimed that Zylon(R) fiber, which is made by Toyobo, a Japanese corporation, and used in the ballistic fabric construction of those two models, degraded more rapidly than originally anticipated. Second Chance has also stated that the Zylon(R) degradation problem affects the entire body armor industry, not just its products. Both private claimants and State Attorneys General have already commenced legal action against Second Chance based upon its Ultima(R) and Ultimax(R) model vests.

         We use Zylon(R) fiber in a number of concealable body armor models for law enforcement, but our vest design and construction are different from Second Chance. In addition, to our knowledge, no other body armor manufacturer has reported or experienced problems with Zylon(R)-based vests similar to those cited by Second Chance. The National Institute of Justice ("NIJ") tests and has certified each of our body armor designs before we begin to produce or sell any particular model.

         In the Fall of 2003, following the assertions made by Second Chance, several law enforcement associations raised this issue to the U.S. Attorney General ("USAG"), who then asked the DOJ through the NIJ to investigate these concerns and attempt to clarify the issues. We have and continue to support the Attorney General's directive and investigation.

         As a result of the USAG's and DOJ's initiative, the NIJ commenced an inquiry and investigation regarding the protocol for testing used vests, as well as the reliability of Zylon(R) and other ballistic fibers. We have consulted and continue to cooperate fully with the NIJ in this endeavor. To date, the NIJ has embarked only in its first phase of testing, which entails vests that have been heavily worn or

ARMOR HOLDINGS, INC. AND SUBSIDIARIES


exposed to adverse conditions, and which utilized the ballistic testing standard applicable to new vests. Although some of the vests tested, including ours, experienced a penetration, the NIJ specifically warned against the misuse and misinterpretation of these results, emphasizing that the data produced so far is preliminary in nature, applies to a very small sample size and therefore it is not possible to draw any definitive conclusions from these results. The NIJ will continue to conduct further testing and analyze these issues in order to determine if any conclusions can be reached as to the performance and reliability of aged vests. We have requested the NIJ to provide us with its testing data, and we intend to evaluate and review the NIJ's results upon our receipt of such data in our continuing effort to assist the NIJ in developing uniform standards for certification of new vests and the testing of used vests.

         In April 2004, two class action complaints were filed in Florida state court by police organizations and individual police officers, alleging, among other things, that our vests do not have the qualities and performance characteristics as warranted, thereby breaching express warranty, implied warranty of merchantability, implied warranty of fitness for a particular purpose and duty to warn. The complaints allege no specific amount, although it has been publicly stated that they are seeking $77 million in compensatory damages. We disagree with the allegations set forth in these complaints, are vigorously defending these lawsuits and have moved to dismiss the claims asserted against us. However, any adverse resolution of these matters could have a material adverse effect on our business, financial condition, results of operations and liquidity. We have also received investigative demands from state agencies in Texas and Connecticut to which we have complied, as well as letters from two private attorneys threatening potential litigation.

         It should be stressed that our vests are certified by the NIJ, have never suffered any penetration in the field and continue to save lives and protect officers from injury. In fact, neither of the two recently commenced lawsuits allege personal injuries of any kind, but instead speculate that our vests which contain Zylon(R) are defective without any reliable evidence of any defect.

         Second Chance licenses from Simula a certain patented technology, which is used in some of the body armor it manufactures, but to our knowledge, no lawsuit has yet been brought against Second Chance based upon this licensed technology. Although Simula may be impacted by the pending suits filed against Second Chance, the licensed technology is not specifically related to the use of Zylon(R) fiber, however, any adverse resolution of these matters could have a material adverse effect on our business, financial condition, results of operations and liquidity.

         In addition to the above, in the normal course of business, we are subjected to various types of claims and currently have on-going litigations in the areas of products liability and general liability. Our products are used in a wide variety of law enforcement situations and environments. Some of our products can cause serious personal or property injury or death if not carefully and properly used by adequately trained personnel. We believe that we have adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductible or self-insured retention. Our annual insurance premiums and self insurance retention amounts have risen significantly over the past several years and may continue to do so to the extent we are unable to purchase insurance coverage. At this time, we do not believe any such claims or pending litigation will have a material impact on our financial position, operations and liquidity.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

         Reference is made to Part I, Item 3, Legal Proceedings, in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, for a description of other legal proceedings.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            We held our annual meeting of stockholders on June 22, 2004 for the purpose of (i) electing directors, (ii) approving an increase in the number of shares of authorized capital stock to 80,000,000 shares, 75,000,000 shares of which will be common stock and 5,000,000 shares of which will be preferred stock, and (iii) approving an increase, by 4,000,000 shares, of the total number of shares of common stock that may be awarded under the Armor Holdings, Inc. 2002 Stock Incentive Plan, as amended (the "2002 Stock Incentive Plan").

            The increase in the number of shares of our authorized capital stock as set forth above was approved with the number of votes set forth below:


For                  Against             Abstentions           Broker Non-Votes
---                  -------             -----------           ----------------
25,808,352           1,355,209           10,929                      --


            We adjourned our annual meeting until 10:00 A.M. on July 15, 2004. The adjournment of the annual meeting was approved with the number of votes set forth below:


For                  Against              Abstentions          Broker Non-Votes
---                  -------              -----------          ----------------
25,808,352           1,355,209            10,929                     --


            The annual meeting of stockholders was reconvened on July 15, 2004 for the purpose of electing directors and approving an increase, by 4,000,000 shares, of the total number of shares of common stock that may be awarded under the 2002 Stock Incentive Plan. In connection with the stockholder vote relating to the increase of the total number of shares of common stock that may be awarded under the 2002 Stock Incentive Plan, we will not issue more than 2,000,000 of the 4,000,000 additional shares of common stock that may be awarded under our 2002 Stock Incentive Plan, as proposed to be amended, without further stockholder approval.

            Each of our nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below.

                                  FOR                   WITHHELD
                                  ---                   --------

Warren B. Kanders                 27,082,802              858,938
Burtt R. Ehrlich                  29,955,486              986,254
David R. Haas                     26,671,296            1,270,444
Nicholas Sokolow                  24,940,014            3,001,726
Thomas W. Strauss                 26,940,748            1,000,992
Deborah A. Zoullas                26,940,742            1,000,998

         The increase in the total number of shares of common stock that may be awarded under the 2002 Stock Incentive Plan as described above was approved with the number of votes set forth below:

For                    Against           Abstentions         Broker Non-Votes
---                    -------           -----------         ----------------
15,252,317             6,792,387         35,889                 5,861,147

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed as part of this quarterly report on Form 10-Q.

              3.1 Certificate of Amendment of the Certificate of Incorporation of Armor Holdings, Inc., as amended.

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

(b)      Reports on Form 8-K.

Form 8-K filed on May 10, 2004, relating to a press release issued on May 10, 2004, announcing our earnings for the fiscal quarter ended March 31, 2004.

Form 8-K filed on June 2, 2004 pursuant to which we filed a preliminary prospectus supplement to the shelf registration statement, as amended, filed with the Securities and Exchange Commission on May 26, 2004.

Form 8-K filed on June 2, 2004, relating to a press release, issued on June 1, 2004, announcing revised earnings per share guidance for the quarter ending June 30, 2004.

Form 8-K filed on June 25, 2004, relating to, among other things, our proposed increase in the number of shares available under our 2002 Stock Incentive Plan.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ARMOR HOLDINGS, INC.

                        /S/ Warren B. Kanders
                        ----------------------------------
                        Warren B. Kanders
                        Chairman and Chief Executive Officer
                        Dated:  July 26, 2004


                        /S/ Glenn J. Heiar
                        -------------------------------------
                        Glenn J. Heiar
                        Chief Financial Officer
                        Dated: July 26, 2004