Form 10-Q
period 2004-09-30
ARMOR HOLDINGS INC
filed 2004-10-21
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
             -------------------------------------------------------

                                    FORM 10-Q
             -------------------------------------------------------

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004, or

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____.

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

The number of shares outstanding of the registrant's Common Stock as of
October 15, 2004 is 33,196,008.

                              ARMOR HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                         Page
PART I  - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS................................   3

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS....  38

         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK................................  57

         ITEM 4.    CONTROLS AND PROCEDURES.............................  59

PART II - OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS...................................  60

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                       HOLDERS..........................................  64

         ITEM 6.    EXHIBITS ...........................................  64

SIGNATURES                                                                65

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries include all adjustments (consisting only of normal recurring accruals and the elimination of all material intercompany accounts and transactions) which management considers necessary for a fair presentation of operating results and financial position as of September 30, 2004 and for the three month and nine months periods ended
September 30, 2004 and September 30, 2003.

         These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                        SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                            (UNAUDITED)              *
                                                        ------------------    -----------------

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                $234,487              $111,850
    Restricted cash                                                 -                 2,600
    Accounts receivable (net of allowance for
      doubtful accounts of $2,540 and $1,673)                 126,185                72,635
    Costs and earned gross profit in excess of billings           157                     -
    Inventories                                               139,820                80,527
    Prepaid expenses and other current assets                  26,482                22,032
    Current assets of discontinued operations (Note 2)              -                   753
                                                             --------              --------

        Total current assets                                  527,131               290,397

PROPERTY AND EQUIPMENT (net of
  accumulated depreciation of $24,710 and $19,046)             62,006                57,576

GOODWILL (net of accumulated amortization
  of $4,024 and $4,024)                                       181,613               175,707

PATENTS, LICENSES AND TRADEMARKS
  (net of accumulated amortization of $5,518 and $2,627)       45,070                44,174

OTHER ASSETS                                                   16,631                16,169

LONG-TERM ASSETS OF DISCONTINUED OPERATIONS (Note 2)                -                 1,603
                                                             --------              --------

TOTAL ASSETS                                                 $832,451              $585,626
                                                             ========              ========

                 * Condensed from audited financial statements.
           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                  SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                                      (UNAUDITED)               *
                                                                  ------------------    -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                  $     612             $  32,107
    Short-term debt                                                          973                   498
    Accounts payable                                                      50,469                30,304
    Accrued expenses and other current liabilities                        73,625                58,218
    Income taxes payable                                                  22,283                     -
    Current liabilities of discontinued operations (Note 2)                    -                   626
                                                                       ---------             ---------

        Total current liabilities                                        147,962               121,753

LONG-TERM LIABILITIES:
    Long-term debt, less current portion                                 155,436               158,300
    Other long-term liabilities                                            8,671                10,208
                                                                       ---------             ---------
                                                                         312,069               290,261
   Total liabilities

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
            authorized; no shares issued and outstanding                       -                     -
   Common stock, $.01 par value; 75,000,000 and
            50,000,000 shares authorized; 39,135,873 and
            34,337,034 issued and 33,075,651 and
            28,276,812 outstanding at September 30, 2004
            and December 31, 2003, respectively                              392                   344
    Additional paid-in capital                                           489,293               318,460
    Retained earnings                                                     99,127                44,942
    Accumulated other comprehensive income                                 3,887                 3,936
    Treasury stock                                                       (72,317)              (72,317)
                                                                       ---------             ---------
       Total stockholders' equity                                        520,382               295,365
                                                                       ---------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 832,451             $ 585,626
                                                                       =========             =========

                 * Condensed from audited financial statements.
           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                              SEPTEMBER 30, 2004   SEPTEMBER 30, 2003    SEPTEMBER 30, 2004    SEPTEMBER 30, 2003
                                              ------------------   ------------------    ------------------    ------------------

REVENUES:

  Aerospace & Defense                               $160,238             $21,136             $ 371,019              $ 52,839
  Products                                            64,659              49,804               184,242               143,158
  Mobile Security                                     31,906              19,942                86,874                57,018
                                                    --------             -------             ---------              --------
  Total Revenues                                     256,803              90,882               642,135               253,015
                                                    --------             -------             ---------              --------
COSTS AND EXPENSES:
  Cost of revenues                                   185,457              61,953               456,771               176,396
  Cost of warranty revision                            5,000                   -                 5,000                     -
  Operating expenses                                  22,695              15,977                69,332                44,505
  Amortization                                           984                  72                 2,937                   201
  Integration and other charges                          932                 368                 9,736                 4,565
                                                    --------             -------             ---------              --------

OPERATING INCOME                                      41,735              12,512                98,359                27,348

  Interest expense, net                                1,400               1,475                 5,185                 2,291
  Other expense (income), net                            154                  96                  (121)                  181
                                                    --------             -------             ---------              --------

INCOME FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES                            40,181              10,941                93,295                24,876
PROVISION FOR INCOME TAXES                            16,307               4,832                39,072                10,044
                                                    --------             -------             ---------              --------
INCOME FROM CONTINUING OPERATIONS                     23,874               6,109                54,223                14,832

DISCONTINUED OPERATIONS (NOTE 2):

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
NET OF TAX                                                 -                   6                   (38)                  983
                                                    --------             -------             ---------              --------
NET INCOME                                          $ 23,874             $ 6,115             $  54,185              $ 15,815
                                                    ========             =======             =========              ========

NET INCOME PER COMMON SHARE - BASIC
INCOME FROM CONTINUING OPERATIONS                   $   0.73             $  0.22             $    1.79              $   0.52
INCOME FROM DISCONTINUED OPERATIONS                     0.00                0.00                  0.00                  0.04
                                                    --------             -------             ---------              --------
BASIC EARNINGS PER SHARE                            $   0.73             $  0.22             $    1.79              $   0.56
                                                    ========             =======             =========              ========

           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED                            NINE MONTHS ENDED
                                         SEPTEMBER 30, 2004    SEPTEMBER 30, 2003     SEPTEMBER 30, 2004    SEPTEMBER 30, 2003
                                         ------------------    ------------------     ------------------    ------------------

NET INCOME PER COMMON SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS              $     0.70          $     0.22             $     1.72             $     0.52
INCOME FROM DISCONTINUED OPERATIONS                  0.00                0.00                   0.00                   0.04
                                               ----------          ----------             ----------             ----------
DILUTED EARNINGS PER SHARE                     $     0.70          $     0.22             $     1.72             $     0.56
                                               ==========          ==========             ==========             ==========

WEIGHTED AVERAGE SHARES - BASIC                    32,861              27,811                 30,221                 28,106
                                               ==========          ==========             ==========             ==========
WEIGHTED AVERAGE SHARES - DILUTED                  34,198              28,249                 31,498                 28,438
                                               ==========          ==========             ==========             ==========

           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                      NINE MONTHS ENDED
                                                                           SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                                                           ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                              $  54,223           $  14,832
  Adjustments to reconcile income from continuing operations to cash provided by operating activities:
     Depreciation and amortization                                                   9,954               5,380
     Loss on disposal of fixed assets                                                  426                 167
     Deferred income taxes                                                           2,785               3,676
     Non-cash charge for acceleration of performance-based
         restricted stock awards                                                     6,294                   -
     Non-cash impairment charge                                                      1,408                   -
     Non-cash termination charge                                                         -               2,093
  Changes in operating assets and liabilities, net of acquisitions:
      (Increase) in accounts receivable                                            (52,331)             (1,556)
      (Increase) decrease in inventories                                           (58,848)              2,173
      (Increase) in prepaid expenses and other assets                               (7,723)             (3,682)
      Increase in accounts payable, accrued expenses
          and other current liabilities                                             37,594              11,808
      Increase (decrease) in income taxes payable                                   28,235              (1,999)
                                                                                 ---------           ---------
      Net cash provided by operating activities                                     22,017              32,892
                                                                                 ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                              (11,061)             (5,645)
   Purchase of patents and trademarks                                                 (117)                (99)
   Purchase of equity investment                                                    (5,275)                  -
   Proceeds from sale of equity investment                                           5,823                   -
   Collection of note receivable                                                       975                   -
   Decrease in restricted cash                                                       2,600                   -
   Sale of business, net of cash disposed                                              125                   -
   Additional consideration for purchased businesses                                (2,323)               (740)
   Purchase of business, net of cash acquired                                       (8,373)             (5,828)
                                                                                 ---------           ---------
   Net cash used in investing activities                                           (17,626)            (12,312)
                                                                                 ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options                                      11,448               6,588
   Proceeds from the issuance of common stock                                      142,500                   -
   Cash paid for common stock offering costs                                        (1,339)                  -
   Repurchases of treasury stock                                                         -             (22,684)
   Proceeds from the issuance of long-term debt                                          -             147,504
   Cash paid for financing costs                                                         -              (4,020)
   Repayments of long-term debt                                                    (34,339)             (1,399)
   Borrowings under lines of credit                                                 18,507              31,744
   Repayments under lines of credit                                                (18,054)            (32,070)
                                                                                 ---------           ---------
   Net cash provided by financing activities                                       118,723             125,663
                                                                                 ---------           ---------
   Effect of exchange rate changes on cash and cash equivalents                        240                 478
   Net cash used in discontinued operations                                           (717)             (4,868)
                                                                                 ---------           ---------
   NET INCREASE IN CASH AND CASH EQUIVALENTS                                       122,637             141,853
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  111,850              12,913
                                                                                 ---------           ---------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 234,487           $ 154,766
                                                                                 =========           =========
   CASH AND CASH EQUIVALENTS, END OF PERIOD
       CONTINUING OPERATIONS                                                     $ 234,487           $ 154,766
       DISCONTINUED OPERATIONS                                                           -               5,051
                                                                                 ---------           ---------
                                                                                 $ 234,487           $ 159,817
                                                                                 =========           =========

           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries (the "Company", "we",
"our", "us") have been prepared in accordance with generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule
10-01 of Regulation S-X, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals and the elimination of all material intercompany accounts and transactions) considered necessary by management to present a fair presentation have been included. The results of operations for the three month and nine month period is not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual
Report on Form 10-K/A for the year ended December 31, 2003. The amounts disclosed in the footnotes are related to continuing operations unless otherwise indicated.

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

         As discussed in Note 2, on July 2, 2004, we sold the security consulting division of our litigation support services subsidiary, New
Technologies Armor, Inc. ("NTI"), which was the last remaining business in discontinued operations. The remaining division in NTI, consisting primarily of training services, has been included as part of the Products Division segment, where management now resides. This business represented the last remaining business in our ArmorGroup Services Division (the "Services Division"). The
assets and liabilities of the Services Division have been classified as assets and liabilities of discontinued operations on our condensed consolidated balance sheets and the results of their operations classified as income (loss) from discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 2 - DISCONTINUED OPERATIONS

         On April 17, 2003, we announced that we had completed the sale of our
ArmorGroup Integrated Systems business through the sale of 100% of the stock of
ArmorGroup Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc.
to Aerwav Integration Systems, Inc. ("AIS"). AIS is a wholly owned subsidiary of
Aerwav Holdings, LLC. As consideration for the integrated systems business, we received a $4.1 million collateralized note due in two years and a warrant for approximately 2.5% of AIS. $475,000 of the balance due was paid in advance through September 30, 2004. In accordance with Statement of Financial Accounting
Standards No. 144, we recorded a loss of $366,000 on the sale in the second quarter of 2003.

         On November 26, 2003, we announced that we completed the sale of
ArmorGroup, our security service division, for $33,660,000 in total consideration to a group of private investors led by Granville Baird Capital
Partners of London, England and Management. We received $31,360,000 in cash at closing and are scheduled to receive another $2,300,000 by the end of 2004, of which we have received $1.4 million through October 15, 2004. We recorded a loss of $8.8 million on the sale in the fourth quarter of 2003 primarily due to unrealized foreign currency translation loss. In accordance with generally accepted accounting principles, unrealized foreign currency translation gains and losses, which are included in equity as accumulated other comprehensive income or loss, are not recognized until the period in which the related assets and liabilities are disposed of.

         On June 30, 2004, our litigation support services subsidiary, NTI, was the last remaining business in discontinued operations. On July 2, 2004, we sold the security consulting division of NTI. In the second quarter of 2004, we recorded an impairment charge of $1.4 million in integration and other charges in continuing operations to reduce the carrying value of the remaining portion of NTI to its estimated fair value.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

         A summary of the operating results of the discontinued operations for the three months and nine months ended September 30, 2004 and 2003 is as follows.

                                                THREE MONTHS ENDED                        NINE MONTHS ENDED

                                      SEPTEMBER 30, 2004   SEPTEMBER 30, 2003   SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                      ------------------   ------------------   ------------------   ------------------
                                                   (IN THOUSANDS)                           (IN THOUSANDS)

Revenue                                     $      -            $ 26,039             $ 1,733             $ 75,738
Cost of revenues                                   -              18,078                 697               53,447
Operating expenses                                 -               4,882                 821               16,299
Charge for impairment of long-lived
assets                                             -              11,258                 -                 11,258
Integration and other charges                      -                 104                 -                    598
                                            --------            --------             -------             --------
Operating (loss) income                            -              (8,283)                215               (5,864)
Interest expense, net                              -                  18                   2                   71
Other expense, net                                 -                  20                 273                  472
                                            --------            --------             -------             --------
Loss from discontinued operations before           -              (8,321)                (60)              (6,407)
for income tax benefit
Income tax benefit                                 -              (8,327)                (22)              (7,390)
                                            --------            --------             -------             --------
Income (loss) from discontinued
operations
                                            $      -            $      6             $   (38)            $    983
                                            ========            ========             =======             ========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

The following is a summary of the assets and liabilities of our discontinued
operations:

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                      2004            2003
                                                 -------------    ------------
                                                          (IN THOUSANDS)
Assets
  Cash and cash equivalents                         $    -              $   76
  Accounts receivable, net                               -                 549
  Other current assets                                   -                 128
                                                    ------              ------
      Total current assets                               -                 753
  Property and equipment, net                            -               1,206
  Goodwill, net                                          -                 356
  Other assets                                           -                  41
                                                    ------              ------
 Total assets of discontinued operations            $    -              $2,356
                                                    ======              ======

Liabilities
  Current portion of long-term debt                 $    -              $  125
   Accounts payable                                      -                   5
   Accrued expenses and other current liabilities        -                 496
                                                    ------              ------
       Total current liabilities                         -                 626
                                                    ------              ------
Total liabilities of discontinued operations        $    -              $  626
                                                    ======              ======

         Based upon our analysis and discussions with our advisors regarding the estimated realizable value, net of selling costs, of the Services Division, we reduced its carrying value and recorded net impairment charges of $11.3 million in the third quarter of fiscal 2003. The 2003 impairment charges consisted of a non-cash goodwill reduction. The benefit for income taxes for discontinued
operations was $7.4 million for fiscal 2003. The reductions in the carrying value of the Services Division were management's best estimate based upon the information available at the time, including discussions with our investment bankers.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 3 - COMPREHENSIVE INCOME

         The components of comprehensive income, net of tax provision of zero and $31,000 for the three months ended September 30, 2004 and 2003, respectively, and zero and $255,000 for the nine months ended September 30, 2004 and 2003, respectively, are listed below:

                                                     THREE MONTHS ENDED                          NINE MONTHS ENDED

                                          SEPTEMBER 30, 2004   SEPTEMBER 30, 2003     SEPTEMBER 30, 2004    SEPTEMBER 30, 2003
                                          ------------------   ------------------     ------------------    ------------------
                                                      (IN THOUSANDS)                              (IN THOUSANDS)

Net income                                       $23,874              $6,115                $ 54,185               $15,815
Other comprehensive income (loss):
   Foreign currency translations, net
   of tax                                            507                  34                     (51)                2,265
                                                 -------              ------                --------               -------
Comprehensive income:                            $24,381              $6,149                $ 54,134               $18,080
                                                 =======              ======                ========               =======

NOTE 4 - INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

                                    SEPTEMBER 30, 2004      DECEMBER 31, 2003
                                    ------------------      -----------------
                                                  (IN THOUSANDS)

Raw material                               $ 85,098               $ 40,397
Work-in-process                              36,284                 25,422
Finished goods                               18,438                 14,708
                                           --------               --------
    Total inventories                      $139,820               $ 80,527
                                           ========               ========

NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities are summarized as follows:

                                                            SEPTEMBER 30, 2004      DECEMBER 31, 2003
                                                           ---------------------   --------------------
                                                                         (IN THOUSANDS)

Accrued expenses and other current liabilities                     $53,426               $ 40,787
Deferred consideration for acquisitions                              4,383                  2,780
Customer deposits                                                   15,816                 14,651
                                                                   -------               --------

   Total accrued expenses and other current liabilities            $73,625               $ 58,218
                                                                   =======               ========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

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

         We hedge the fair value of our 8.25% $150 million Senior Subordinated
Notes due 2013 (the "Notes") using interest rate swaps. We enter into these derivative contracts to manage fair value changes which could be caused by our exposure to interest rate changes. On September 2, 2003, we entered into interest rate swap agreements, designated as fair value hedges as defined under
SFAS 133 with an aggregate notional amount totaling $150 million. The agreements were entered into to exchange the fixed interest rate on the Notes for a variable interest rate equal to six-month LIBOR (2.20% at September 30, 2004), set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth of February and August each year through maturity. The agreements are subject to other terms and conditions common to transactions of this type. These fair value hedges qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the Notes.
Accordingly, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the Notes due to changes in the market interest rate. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements on the Notes. The fair value of the interest rate swap agreements was approximately $5.7 million and $5.9 million at September 30, 2004 and December 31, 2003, respectively, and is included in other assets and long-term debt on the accompanying condensed consolidated balance sheets.

         The fair values of our interest rate swap agreements are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the agreement, taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

NOTE 7 - INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL REVENUES

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

Holdings Products, also referred to as our Products Division, and Armor Mobile
Security, also referred to as our Mobile Security Division. Our Services
Division has been classified as discontinued operations and is no longer included in this presentation (See Note 2).

         Aerospace & Defense Group. Our Aerospace & Defense Group supplies human safety and survival systems to the U.S. military, and major aerospace and defense prime contractors. Our core markets are military aviation safety, military personnel safety, and land and marine safety. Under the brand name
O'Gara-Hess & Eisenhardt, we are the sole-source provider to the U.S. military of the armor and blast protection systems for M1114 Up-Armored HMMWVs. We are also under contract with the U.S. Army to provide spare parts, logistics and ongoing field support services for the currently installed base of approximately
7,000 Up-Armored HMMWVs. Additionally, we provide blast and ballistic protection kits for the standard HMMWVs, which are installed on existing equipment in the field. Our Aerospace & Defense Group is also subcontracted to develop a ballistic and blast protected armored and sealed truck cab for the High Mobility
Artillery Rocket System ("HIMARS"), a program recently transitioned by the U.S.
Army and U.S. Marine Corps from developmental to a low rate of initial production, deliveries of which commenced in 2003. We also supply armor sub-systems for other tactical wheeled vehicles. Through Simula, we provide military helicopter seating systems, helicopter cockpit airbag systems, aircraft and land vehicle armor kits, body armor and other protective equipment for military personnel, emergency bailout parachutes and survival ensembles worn by military aircrew. The primary customers for the Aerospace & Defense Group products are the U.S. Army, U.S. Marine Corps, Boeing, and Sikorsky Aircraft.
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

         Armor Mobile Security. Our Armor Mobile Security division manufactures and installs ballistic and blast protection armoring systems for a variety of commercial vehicles including limousines, sedans, sport utility vehicles, commercial trucks, and cash-in-transit vehicles, to protect against varying degrees of ballistic and blast threats. Our customers in this business include the U.S. and foreign governments, international corporations, non-government organizations and high net worth individuals. In addition, we supply ballistic and blast protected armoring systems to U.S. federal law enforcement and intelligence agencies and foreign heads of state.

         We have invested resources outside of the United States and plan to continue to do so in the future. The Armor Mobile Security Division has invested resources in Europe and South America. These operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, currency risks, potential imposition of restrictions on investments, potentially adverse tax consequences,

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector.
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

                                              THREE MONTHS ENDED                          NINE MONTHS ENDED

                                   SEPTEMBER 30, 2004    SEPTEMBER 30, 2003    SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                   ------------------    ------------------    ------------------   ------------------
                                                 (IN THOUSANDS)                            (IN THOUSANDS)

Revenues:
   Aerospace & Defense                  $ 160,238             $ 21,136             $ 371,019             $  52,839
   Products                                64,659               49,804               184,242               143,158
   Mobile Security                         31,906               19,942                86,874                57,018
                                        ---------             --------             ---------             ---------
      Total revenues                    $ 256,803             $ 90,882             $ 642,135             $ 253,015
                                        =========             ========             =========             =========

Operating income (loss):
   Aerospace & Defense                  $  35,146             $  5,088             $  86,177             $  12,431
   Products                                 6,849                9,588                23,793                24,247
   Mobile Security                          3,699                  638                 8,619                 1,432
   Corporate                               (3,959)              (2,802)              (20,230)              (10,762)
                                        ---------             --------             ---------             ---------
      Total operating income            $  41,735             $ 12,512             $  98,359             $  27,348
                                        =========             ========             =========             =========

                                                                              SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                                              ------------------    -----------------
                                                                                            (IN THOUSANDS)

Total assets:
   Aerospace & Defense                                                               $305,782             $209,834
   Products                                                                           197,417              183,972
   Mobile Security                                                                     88,912               63,161
   Corporate                                                                          240,340              126,303
                                                                                     --------             --------
      Total assets                                                                   $832,451             $583,270
                                                                                     ========             ========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

         The following unaudited information with respect to revenues, operating income from continuing operations (geographic operating income from continuing operations before amortization expense and integration and other charges) and total assets from continuing operations to principal geographic areas are as follows:

                                                       THREE MONTHS ENDED                           NINE MONTHS ENDED

                                             SEPTEMBER 30, 2004   SEPTEMBER 30, 2003    SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                             ------------------   ------------------    ------------------   ------------------
                                                         (IN THOUSANDS)                             (IN THOUSANDS)

Revenues:
   North America                                   $217,143            $68,924                 $537,148            $186,754
   South America                                      4,390              4,456                   12,051              10,547
   Africa                                               351                774                    2,032               1,578
   Europe/Asia                                       34,919             16,728                   90,904              54,136
                                                   --------            -------                 --------            --------
      Total revenues                               $256,803            $90,882                 $642,135            $253,015
                                                   ========            =======                 ========            ========

Geographic operating income:
   North America                                   $ 37,524            $10,313                 $ 96,906            $ 24,973
   South America                                        810                513                    1,428                 618
   Africa                                               128                183                      334                 377
   Europe/Asia                                        5,189              1,943                   12,364               6,146
                                                   --------            -------                 --------            --------
      Total geographic operating Income            $ 43,651            $12,952                 $111,032            $ 32,114
                                                   ========            =======                 ========            ========

                                                                                        SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                                                        ------------------    -----------------
                                                                                                    (IN THOUSANDS)

Total assets:
   North America                                                                               $756,590         $523,954
   South America                                                                                  8,793            6,433
   Africa                                                                                             -                -
   Europe/Asia                                                                                   67,068           52,883
                                                                                               --------         --------
      Total assets                                                                             $832,451         $583,270
                                                                                               ========         ========

         A reconciliation of consolidated geographic operating income from continuing operations to consolidated operating income from continuing operations follows:

                                                       THREE MONTHS ENDED                           NINE MONTHS ENDED

                                             SEPTEMBER 30, 2004   SEPTEMBER 30, 2003     SEPTEMBER 30, 2004    SEPTEMBER 30, 2003
                                             ------------------   ------------------     ------------------    ------------------
                                                          (IN THOUSANDS)                              (IN THOUSANDS)

Consolidated geographic operating income            $ 43,651             $ 12,952             $ 111,032             $ 32,114
Amortization                                            (984)                 (72)               (2,937)                (201)
Integration and other charges                           (932)                (368)               (9,736)              (4,565)
                                                    --------             --------             ---------             --------
Operating income                                    $ 41,735             $ 12,512             $  98,359             $ 27,348
                                                    ========             ========             =========             ========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 8 - EARNINGS PER SHARE

         The following details the numerators and denominators of the basic and diluted earnings per share computations for net income from continuing operations:

                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED

                                                 SEPTEMBER 30, 2004   SEPTEMBER 30, 2003  SEPTEMBER 30, 2004    SEPTEMBER 30, 2003
                                                 ------------------   ------------------  ------------------    ------------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Numerator for basic and diluted
earnings per share:

Income from continuing operations                        $23,874             $ 6,109             $54,223              $14,832
                                                         -------             -------             -------              -------

Denominator for basic earnings per share -
weighted average shares outstanding:                      32,861              27,811              30,221               28,106

Effect of shares issuable under stock
option and stock grant plans, based on the
treasury stock method                                      1,337                 438               1,277                  332
                                                         -------             -------             -------              -------

Denominator for diluted earnings per
share- Adjusted weighted average shares
outstanding                                               34,198              28,249              31,498               28,438
                                                         =======             =======             =======              =======

Basic earnings per share from
continuing operations                                    $  0.73             $  0.22             $  1.79              $  0.52
                                                         =======             =======             =======              =======

Diluted earnings per share from
continuing operations                                    $  0.70             $  0.22             $  1.72              $  0.52
                                                         =======             =======             =======              =======

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENT

         In April 2004, the FASB issued FASB Staff Position No. 129-1,
Disclosure Requirements under FASB Statement No. 129, "Disclosure of Information about Capital Structure," relating to contingently convertible securities ("FSP
129-1"). The purpose of FSP 129-1 is to interpret how the disclosure provisions of FASB Statement No. 129 apply to contingently convertible securities and to their potentially dilutive effects on earnings per share. The guidance in FSP
129-1 is effective April 2004 and applies to all existing and newly created securities. This pronouncement has no effect on us.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 10 - STOCKHOLDERS' EQUITY

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

         Statement of Financial Accounting Standard No. 123, "Accounting for
Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial
Accounting Standard Number 148, "Accounting for Stock-Based Compensation -
Transition and Disclosure," ("SFAS 148") establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
("APB 25"). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for our employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. If compensation cost for stock option grants had been determined based on the fair value on the grant dates for the three and nine month periods ended September 30, 2004 and 2003 consistent with the method prescribed by SFAS 123, our net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED

                                                SEPTEMBER 30, 2004   SEPTEMBER 30, 2003   SEPTEMBER 30, 2004  SEPTEMBER 30, 2003
                                                ------------------   ------------------   ------------------  ------------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income as reported:                               $ 23,874              $ 6,115             $ 54,185            $ 15,815

Deduct:  Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                     (1,368)                (671)              (3,902)             (2,985)

Add:  Employee compensation expense for
modification of stock option awards
included in reported net income, net of
income taxes                                               -                    506                   57                 506
                                                      --------              -------             --------            --------

Pro-forma net income                                  $ 22,506              $ 5,950             $ 50,340            $ 13,336
                                                      ========              =======             ========            ========
Earnings per share:

         Basic - as reported                          $   0.73              $  0.22             $   1.79            $   0.56
                                                      ========              =======             ========            ========
         Basic - pro-forma                            $   0.68              $  0.21             $   1.67            $   0.47
                                                      ========              =======             ========            ========
         Diluted - as reported                        $   0.70              $  0.22             $   1.72            $   0.56
                                                      ========              =======             ========            ========
         Diluted - pro-forma                          $   0.66              $  0.21             $   1.60            $   0.47
                                                      ========              =======             ========            ========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

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

         In 1999 and prior to our acquisition of O'Gara-Hess & Eisenhardt
Armoring Company (which has been converted to a limited liability company and is now known as O'Gara-Hess & Eisenhardt Armoring Company, L.L.C.) ("OHEAC") in
2001, O'Gara-Hess & Eisenhardt Armoring de Brasil Ltda. ("OHE Brazil") was
audited by the Brazilian federal tax authorities and assessed over Ten Million
Reals (US$3.5 million based on the exchange rate as of September 30, 2004). OHE
Brazil has appealed the tax assessment and the case is pending. To the extent that there may be any liability resulting from the 1999 audit, we believe that we are entitled to indemnification from Kroll, Inc. under the terms of our purchase agreement dated April 20, 2001, despite the denial by Kroll, Inc. of any such liability, because the events occurred prior to our purchase of the
O'Gara Companies from Kroll, Inc. However, to the extent that the appeal relating to 1999 activity results in an unfavorable ruling, we could be liable for unpaid taxes incurred subsequent to the acquisition from Kroll.

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
Subsequent to the sale, the Labbe Family Trust ("LFT"), owner of the leasehold interest upon which the Carrosserie business is operated, sued OHE France and
SNC Labbe claiming that the transfer of the leasehold was not valid because LFT had not given its consent to the transfer as required under the terms of the lease. Further, LFT seeks to have OHE France, as the sole tenant, maintain and repair the leased building. The approximate cost of renovating the building is

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

estimated to be between US $3.8 and US $7.5 million, based on the exchange rate as of September 30, 2004. The case is currently pending, and while we are contesting the allegations vigorously, we are unable to predict the outcome of this matter. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

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

         In the Fall of 2003, following the assertions made by Second Chance, several law enforcement associations raised this issue to the U.S. Attorney
General ("USAG"), who then asked the U.S. Department of Justice ("DOJ") through the NIJ to investigate these concerns and attempt to clarify the issues. We have and continue to support the Attorney General's directive and investigation. In
2004 we received investigative demands from state agencies in Texas and
Connecticut to which we have complied, as well as letters from two private attorneys threatening potential litigation.

         As a result of the USAG's and DOJ's initiative, the NIJ commenced an inquiry and investigation regarding the protocol for testing used vests, as well as the reliability of Zylon(R) and other ballistic fibers. We have consulted and continue to cooperate fully with the NIJ in this endeavor. To date, the NIJ

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

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

         In April 2004, two class action complaints were filed against us in
Florida state court by police organizations and individual police officers, alleging, among other things, that our bullet-resistant soft body armor (vests)
manufactured and sold under the American Body Armor, Safariland and ProTech(TM)
brands, do not have the qualities and performance characteristics as warranted, thereby breaching express warranty, implied warranty of merchantability, implied warranty of fitness for a particular purpose and duty to warn. On August 12,
2004, we announced that we had reached a preliminary settlement with respect to the class action lawsuit filed in Duval County, Florida by the Southern States
Police Benevolent Association ("Southern States PBA"), subject to final court approval. After a fairness hearing held on September 30, 2004, the Florida
Circuit Court gave final approval to that settlement as to all purchasers of
Zylon(R)-containing body armor manufactured under the brand name American Body
Armor, and scheduled a final fairness hearing for November 5, 2004, with regard to purchasers of all other Zylon(R)-containing body armor manufactured by our subsidiaries, Safariland(R) and ProTech(TM).

         Pursuant to the terms of the class action settlement, the warranty on the American Body Armor Xtreme ZX(R) vest (both NIJ threat level II and IIIA)
has been reduced from 5 years to 2 1/2 years. In addition, a purchaser of the
Xtreme ZX(R) vest has one of the following two options: (1) receive a new
American Body Armor Xtreme ZX(R) vest (either threat level II or IIIA) with a 2
1/2 year warranty, an extra carrier and a transferable rebate coupon for $100 applicable toward the next purchase of any soft body armor from American Body
Armor, Safariland, or ProTech(TM); or (2) receive any new vest of his/her choosing from American Body Armor, Safariland, or ProTech, which must be the same threat level as the original vest purchased, and a transferable rebate coupon for $100 applicable toward the next purchase of any soft body armor from
American Body Armor, Safariland, or ProTech. The exchange for the new vest will be at no additional cost to the purchaser. In addition, if the purchase price of the new vest is less than the credit (based upon a court approved formula) for the original vest, the purchaser will receive a cash refund for the difference.
We will also make available on our website, and pursuant to a request made from the NIJ or a bona fide law enforcement agency to our customer service department, testing data and protocols, and results relating to the testing of our vests. We will also continue to test all of our Zylon(R)-containing vests, and if such testing demonstrates that the tested vests fail to perform in accordance with their warranties, we will implement an exchange program for those models on a reasonably comparable basis to the American Body Armor Xtreme
ZX(R) exchange program outlined above.

         All of the potential class members in the other Zylon(R)-related class action lawsuit filed against us by the National Association of Police
Organizations, Inc. ("NAPO"), in Lee County, Florida, are also

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

among the class members in the Southern States PBA case and are therefore covered by the terms of the settlement. Accordingly, we believe that the NAPO lawsuit should be dismissed and we are seeking a voluntary discontinuance from plaintiffs' counsel, and if necessary, will move to dismiss that action.

         It should be stressed that our vests are certified by the NIJ, have never suffered any penetration in the field and continue to save lives and protect officers from injury. In fact, neither of the two recent lawsuits alleged personal injuries of any kind, but instead speculated that our vests which contained Zylon(R) were defective without the benefit of any scientific studies that supported any claim of defect.

         Second Chance Body Armor, one of our competitors in the
bullet-resistant market, licenses from Simula a certain patented technology which is used in some of the body armor it manufactures, but to our knowledge, no lawsuit has yet been brought against Second Chance based upon this licensed technology. Although Simula may be impacted by the pending suits filed against
Second Chance regarding its Zylon(R)-containing vests, the licensed technology is not specifically related to the use of Zylon(R) fiber. Any adverse resolution of these matters, however, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

         In addition to the above, in the normal course of business, we are subjected to various types of claims and currently have on-going litigations in the areas of products liability, general liability and intellectual property.
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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

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

         The following condensed consolidating financial information presents the condensed consolidating balance sheets as of September 30, 2004 and December
31, 2003, the related condensed consolidating statements of operations for each of the three and nine month periods ended September 30, 2004 and September 30,
2003 and the related condensed consolidating statements of cash flows for the nine month periods ended September 30, 2004 and September 30, 2003 for:

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

                                        ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                            SEPTEMBER 30, 2004
                                              --------------------------------------------------------------------------------
                                                             GUARANTOR        NONGUARANTOR                       CONSOLIDATED
                                              PARENT         SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS        TOTAL
                                              ----------     ------------    ---------------    -------------    -------------
                                                                             (IN THOUSANDS)

                   ASSETS
Current Assets:

   Cash and cash equivalents                  $214,731        $   8,350             $ 11,406    $         -       $  234,487
   Accounts receivable, net                          -          111,599               14,586              -          126,185
   Costs and earned gross profit in excess
      of billings                                    -              157                    -              -              157
   Intercompany receivables                     67,215           78,395               38,354      (183,964)                -
   Inventories                                       -          109,789               30,031              -          139,820
   Prepaid expenses and other current assets     2,999           20,369                3,114              -           26,482
   Current assets of discontinued operations         -                -                    -              -                -
                                              ----------     ------------    ---------------    -------------    -------------
      Total Current Assets                     284,945          328,659               97,491      (183,964)          527,131

Property and equipment, net                      3,365           38,958               19,683              -           62,006
Goodwill, net                                        -          179,536                2,077              -          181,613
Patents, licenses and trademarks, net                -           44,896                  174              -           45,070
Other assets                                    14,241            2,115                  275              -           16,631
Long-term assets of discontinued operations          -                -                    -              -                -
Investment in subsidiaries                     467,713           11,887                    -      (479,600)                -
                                              ----------     ------------    ---------------    -------------    -------------
Total Assets                                  $770,264        $ 606,051             $119,700    $ (663,564)       $  832,451
                                              ==========     ============    ===============    =============    =============
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt          $      -        $     466             $    146    $         -       $      612
   Short-term debt                                   -                -                  973              -              973
   Accounts payable                                787           43,316                6,366              -           50,469
   Accrued expenses and other current
      liabilities                                7,028           42,787               23,810              -           73,625
   Income taxes payable                          7,294           13,561                1,428              -           22,283
   Intercompany payables                        82,816           52,135               49,013      (183,964)                -
   Current liabilities of discontinued
      operations                                     -                -                    -              -                -
                                              ----------     ------------    ---------------    -------------    -------------
      Total Current Liabilities                 97,925          152,265               81,736      (183,964)          147,962

Long-term debt, less current portion           153,444            1,521                  471              -          155,436
Other long-term liabilities                    (1,487)            8,988                1,170              -            8,671
Long-term liabilities of discontinued
   operations                                        -                -                    -              -                -
                                              ----------     ------------    ---------------    -------------    -------------
Total Liabilities                              249,882          162,774               83,377      (183,964)          312,069

Stockholders' Equity:
   Preferred stock                                   -            1,450                    -        (1,450)                -
   Common stock                                    392            3,792                7,854       (11,646)              392
   Additional paid in capital                  489,293          265,353               46,094      (311,447)          489,293
   Retained earnings (accumulated deficit)      99,127          172,682             (17,625)      (155,057)           99,127
   Accumulated other comprehensive loss          3,887                -                    -              -            3,887
   Treasury stock                             (72,317)                -                    -              -         (72,317)
                                              ----------     ------------    ---------------    -------------    -------------
Total Stockholders' Equity                     520,382          443,277               36,323      (479,600)          520,382
                                              ----------     ------------    ---------------    -------------    -------------

Total Liabilities and Stockholders' Equity    $770,264        $ 606,051             $119,700    $ (663,564)       $  832,451
                                              ==========     ============    ===============    =============    =============

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

                                        ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                             DECEMBER 31, 2003
                                              --------------------------------------------------------------------------------
                                                              GUARANTOR       NONGUARANTOR                       CONSOLIDATED
                                                PARENT       SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
                                              ----------     ------------    ---------------    -------------    -------------
                   ASSETS                                                    (IN THOUSANDS)

Current Assets:
   Cash and cash equivalents                   $  90,764       $  11,084       $  10,002           $     -         $ 111,850
    Restricted cash                                2,600               -               -                 -             2,600
   Accounts receivable, net                        1,201          59,470          11,964                 -            72,635
   Costs and earned gross profit in excess
     of billings                                       -               -               -                 -                 -
   Intercompany receivables                       60,974           2,600          38,352          (101,926)                -
   Inventories                                         -          61,494          19,033                 -            80,527
   Prepaid expenses and other current assets      20,241           1,844           2,600            (2,653)           22,032
   Current assets of discontinued operations           -             753               -                 -               753
                                               ---------       ---------       ---------         ---------         ---------
   Total Current Assets                          175,780         137,245          81,951          (104,579)          290,397

Property and equipment, net                        2,122          34,853          20,601                 -            57,576
Goodwill, net                                          -         173,640           2,067                 -           175,707
Patents, licenses and trademarks, net                  -          43,991             183                 -            44,174
Other assets                                      14,092           1,924             153                 -            16,169
Long-term assets of discontinued operations            -           1,603               -                 -             1,603
Investment in subsidiaries                       320,034          10,038               -          (330,072)                -
                                               ---------       ---------       ---------         ---------         ---------
Total Assets                                   $ 512,028       $ 403,294       $ 104,955         $(434,651)        $ 585,626

                                               =========       =========       =========         =========         =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt              $    -       $  31,960       $     147            $    -         $  32,107
   Short-term debt                                     -               -             498                 -               498
   Accounts payable                                1,584          20,941           7,779                 -            30,304
   Accrued expenses and other current
     liabilities                                  12,403          27,113          18,702                 -            58,218
   Income taxes payable                                -               -               -                 -                 -
   Intercompany payables                          44,251          47,073           9,933          (101,257)                -
   Current liabilities of discontinued
     operations                                        -         (35,714)         37,009              (669)              626
                                               ---------       ---------       ---------         ---------         ---------
      Total Current Liabilities                   58,238          91,373          74,068          (101,926)          121,753

Long-term debt, less current portion             153,452           4,257             591                 -           158,300
Other long-term liabilities                        4,973           4,008           1,227                 -            10,208
Long-term liabilities of discontinued
 operations                                            -           2,653               -            (2,653)                -
                                               ---------       ---------       ---------         ---------         ---------
Total Liabilities                                216,663         102,291          75,886          (104,579)          290,261

Stockholders' Equity:
   Preferred stock                                     -           1,450               -            (1,450)                -
   Common stock                                      344           4,143           7,854           (11,997)              344
   Additional paid in capital                    318,460         191,781          46,095          (237,876)          318,460
   Retained earnings (accumulated deficit)        44,942         103,629         (24,880)          (78,749)           44,942
   Accumulated other comprehensive loss            3,936               -               -                 -             3,936
   Treasury stock                                (72,317)              -               -                 -           (72,317)
                                               ---------       ---------       ---------         ---------         ---------
Total Stockholders' Equity                       295,365         301,003          29,069          (330,072)          295,365
                                               ---------       ---------       ---------         ---------         ---------

Total Liabilities and Stockholders' Equity     $ 512,028       $ 403,294       $ 104,955         $(434,651)        $ 585,626
                                               =========       =========       =========         =========         =========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

                                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                THREE MONTHS ENDED SEPTEMBER 30, 2004
                                             -----------------------------------------------------------------------------
                                                           GUARANTOR      NONGUARANTOR                       CONSOLIDATED
                                               PARENT      SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS        TOTAL
                                             ----------    -----------    --------------    -------------    -------------
                                                                         (IN THOUSANDS)

REVENUES:
   Aerospace & Defense                       $      -       $160,238           $     -         $      -        $ 160,238
   Products                                         -         53,621            11,038                -           64,659
   Mobile Security                                  -          6,556            26,103             (753)          31,906
                                             ----------    -----------    --------------    -------------    -------------
   Total revenues                                   -        220,415            37,141             (753)         256,803
                                             ----------    -----------    --------------    -------------    -------------

COSTS AND EXPENSES:
   Cost of revenues                                 -        156,777            29,433             (753)         185,457
   Cost of warranty revision                        -          5,000                 -                -            5,000
   Operating expenses                           3,295         16,301             3,099                -           22,695
   Amortization                                     -            981                 3                -              984
   Integration and other charges                  658            274                 -                -              932
   Related party management (income) fees           -              -                 -                -                -
                                             ----------    -----------    --------------    -------------    -------------

OPERATING (LOSS) INCOME:                       (3,953)        41,082             4,606                -           41,735
   Interest expense, net                        1,317             23                60                -            1,400
   Other expense, net                              (4)            96                62                -              154
   Equity in (earnings) losses of
      subsidiaries                            (28,303)        (1,214)                -           29,517                -
                                             ----------    -----------    --------------    -------------    -------------

INCOME FROM CONTINUING OPERATIONS BEFORE
(BENEFIT) PROVISION FOR INCOME TAXES           23,037         42,177             4,484          (29,517)          40,181

(BENEFIT) PROVISION FOR INCOME TAXES             (837)        15,593             1,551                -           16,307
                                             ----------    -----------    --------------    -------------    -------------
INCOME FROM CONTINUING OPERATIONS              23,874         26,584             2,933          (29,517)          23,874

DISCONTINUED OPERATIONS:
   Income from discontinued operations,
   net of tax                                       -              -                 -                -                -
                                             ----------    -----------    --------------    -------------    -------------
NET INCOME                                   $ 23,874       $ 26,584           $ 2,933         $(29,517)       $  23,874
                                             ==========    ===========    ==============    =============    =============

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

                                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                    -----------------------------------------------------------------------------
                                                                   GUARANTOR     NONGUARANTOR                       CONSOLIDATED
                                                      PARENT      SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS         TOTAL
                                                    ----------    ------------   --------------    ------------     ------------
                                                                                 (IN THOUSANDS)

REVENUES:

   Products                                           $     -        $42,110        $  8,676          $     -         $50,786

   Mobile Security                                          -         24,338          15,758                -          40,096
                                                      -------        -------        --------          -------         -------
   Total revenues                                           -         66,448          24,434                -          90,882
                                                      -------        -------        --------          -------         -------

COSTS AND EXPENSES:

   Cost of revenues                                         -         42,120          19,833                -          61,953

   Operating expenses                                   2,661         10,945           2,371                -          15,977

   Amortization                                             -             69               3                -              72

   Integration and other non-recurring charges            107            261              --                -             368

   Related party management (income) fees              (1,859)             -           2,339             (480)              -
                                                      -------        -------        --------          -------         -------

OPERATING (LOSS) INCOME                                  (909)        13,053            (112)             480          12,512

   Interest expense, net                                1,371             59              45                -           1,475

   Other expense (income), net                              -            129             (33)               -              96

   Equity in (earnings) losses of subsidiaries         (7,603)           256              --            7,347               -
                                                      -------        -------        --------          -------         -------

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE PROVISION (BENEFIT) FOR INCOME TAXES             5,323         12,609            (124)          (6,867)         10,941

PROVISION (BENEFIT) FOR INCOME TAXES                     (792)         4,748             876                -           4,832
                                                      -------        -------        --------          -------         -------
INCOME (LOSS) FROM CONTINUING OPERATIONS                6,115          7,861          (1,000)          (6,867)          6,109

DISCONTINUED OPERATIONS:

   Net income (loss) from discontinued operations           -            995            (509)            (480)              6
                                                      -------        -------        --------          -------         -------
NET INCOME (LOSS)                                     $ 6,115        $ 8,856        $ (1,509)         $(7,347)        $ 6,115
                                                      =======        =======        ========          =======         =======

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

                                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                 NINE MONTHS ENDED SEPTEMBER 30, 2004
                                             -----------------------------------------------------------------------------
                                                           GUARANTOR      NONGUARANTOR                       CONSOLIDATED
                                               PARENT      SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS        TOTAL
                                             ----------    -----------    --------------    -------------    -------------
                                                                          (IN THOUSANDS)
REVENUES:
   Aerospace & Defense                       $      -       $371,019           $     -       $        -        $ 371,019
   Products                                         -        151,237            33,005                -          184,242
   Mobile Security                                  -         18,139            70,639           (1,904)          86,874
                                             ----------    -----------    --------------    -------------    -------------
   Total revenues                                   -        540,395           103,644           (1,904)         642,135
                                             ----------    -----------    --------------    -------------    -------------

COSTS AND EXPENSES:
   Cost of revenues                                 -        375,920            82,755           (1,904)         456,771
   Cost of warranty revision                        -          5,000                 -                -            5,000
   Operating expenses                          12,043         47,940             9,349                -           69,332
   Amortization                                     -          2,928                 9                -            2,937
   Integration and other charges                8,179          1,557                 -                -            9,736
   Related party management fees (income)          16            (18)                2                -                -
                                             ----------    -----------    --------------    -------------    -------------

OPERATING (LOSS) INCOME                       (20,238)       107,068            11,529                -           98,359
   Interest expense, net                        4,863            199               123                -            5,185
   Other expense (income), net                     23           (226)               82                -             (121)
   Equity in (earnings) losses of
      subsidiaries                            (74,464)        (1,844)                -           76,308                -
                                             ----------    -----------    --------------    -------------    -------------

INCOME FROM CONTINUING OPERATIONS BEFORE
(BENEFIT)  PROVISION FOR INCOME TAXES          49,340        108,939            11,324          (76,308)          93,295

(BENEFIT) PROVISION FOR INCOME TAXES           (4,845)        39,848             4,069                -           39,072
                                             ----------    -----------    --------------    -------------    -------------
INCOME FROM CONTINUING OPERATIONS              54,185         69,091             7,255          (76,308)          54,223

DISCONTINUED OPERATIONS:
   (Loss) from discontinued operations,
      net of tax                                    -            (38)                -                -              (38)
                                             ----------    -----------    --------------    -------------    -------------
NET INCOME                                   $ 54,185       $ 69,053           $ 7,255       $  (76,308)       $  54,185
                                             ==========    ===========    ==============    =============    =============

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

                                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                       NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                -----------------------------------------------------------------------------------
                                                                   GUARANTOR      NONGUARANTOR                        CONSOLIDATED
                                                   PARENT        SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS        TOTAL
                                                ------------     ------------     ------------       -------------    ------------
                                                                                 (IN THOUSANDS)

REVENUES:

   Products                                        $      -        $ 117,863         $26,277            $      -         $144,140

   Mobile Security                                        -           63,110          45,765                   -          108,875
                                                   --------        ---------         -------            --------         --------
   Total revenues                                         -          180,973          72,042                   -          253,015
                                                   --------        ---------         -------            --------         --------

COSTS AND EXPENSES:

   Cost of revenues                                       -          117,278          59,118                   -          176,396

   Operating expenses                                 7,203           29,732           7,570                   -           44,505

   Amortization                                           -              193               8                   -              201

   Integration and other non-recurring charges        3,456            1,109               -                   -            4,565

   Related party management (income) fees            (1,859)               -           2,339                (480)               -
                                                   --------        ---------         -------            --------         --------

OPERATING (LOSS) INCOME                              (8,800)          32,661           3,007                   -           27,348

   Interest expense, net                              1,866              250             175                   -            2,291

   Other expense, net                                     -              131              50                   -              181

   Equity in (earnings) losses of
   subsidiaries                                     (22,688)             419               -              22,269                -

   Related parting interest expense
   (income), net                                         16              (16)              -                   -                -
                                                   --------        ---------         -------            --------         --------

INCOME FROM CONTINUING OPERATIONS BEFORE
PROVISION (BENEFIT) FOR INCOME TAXES                 12,006           31,877           2,782             (21,789)          24,876

PROVISION (BENEFIT) FOR INCOME TAXES                 (3,809)          12,011           1,842                   -           10,044
                                                   --------        ---------         -------            --------         --------
INCOME FROM CONTINUING OPERATIONS                    15,815           19,866             940             (21,789)          14,832
                                                   --------        ---------         -------            --------         --------

DISCONTINUED OPERATIONS:

   Net income from discontinued operations                -              542             921                (480)             983
                                                   --------        ---------         -------            --------         --------
NET INCOME                                         $ 15,815        $  20,408         $ 1,861            $(22,269)        $ 15,815
                                                   ========        =========         =======            ========         ========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

                                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                       NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                   ------------------------------------------------------------------------------
                                                                  GUARANTOR       NONGUARANTOR                      CONSOLIDATED
                                                      PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                   -----------    -----------     --------------   -------------    -------------
                                                                                  (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations                $ 54,185        $69,091            $ 7,255      $  (76,308)       $  54,223
   Adjustments to reconcile income from
   continuing operations to cash provided
   by (used in) operating activities:
   Depreciation and amortization                       1,176          6,879              1,899               -            9,954
   Loss on disposal of fixed assets                        -            251                175               -              426
   Deferred income taxes                                 883          1,961                (59)              -            2,785
   Non-cash charge for acceleration of
   performance-based restricted stock
   awards                                              6,294              -                  -               -            6,294
   Non-cash impairment charge                          1,408              -                  -               -            1,408
   Changes in operating assets & liabilities,
   net of acquisitions:
   Decrease (increase) in accounts receivable          1,201        (50,910)            (2,622)              -          (52,331)
   Decrease (increase) in intercompany
   receivables & payables                             30,866        (32,934)             2,068               -                -
   Increase in inventory                                   -        (47,850)           (10,998)              -          (58,848)
   Increase in prepaid expenses & other assets        (3,589)        (3,848)              (286)              -           (7,723)
   (Decrease) increase in accounts payable,
   accrued expenses and other current liabilities     (4,040)        37,939              3,695               -           37,594
   Increase (decrease) in income taxes payable        28,762         (1,607)             1,080               -           28,235
                                                   -----------    -----------     --------------   -------------    -------------
   Net cash provided by (used in) operating          117,146        (21,028)             2,207         (76,308)          22,017
   activities
                                                   -----------    -----------     --------------   -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                 (1,683)        (7,890)            (1,488)              -          (11,061)
   Purchase of patents and trademarks                      -           (117)                 -               -             (117)
   Purchase of equity investment                           -         (5,275)                 -               -           (5,275)
   Proceeds from sale of equity investment                 -          5,823                  -               -            5,823
   Collection of note receivable                         975              -                  -               -              975
   Decrease in restricted cash                         2,600              -                  -               -            2,600
   Sale of business, net of cash disposed                  -            125                  -               -              125
   Additional consideration for purchased
   businesses                                              -         (2,323)                 -               -           (2,323)
   Investment in subsidiaries                       (147,680)        71,372                  -          76,308                -
   Purchase of businesses net of cash acquired             -         (8,373)                 -               -           (8,373)
                                                   -----------    -----------     --------------   -------------    -------------
   Net cash (used in) provided by investing
   activities                                       (145,788)        53,342             (1,488)         76,308          (17,626)
                                                   -----------    -----------     --------------   -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options            11,448              -                  -               -           11,448
   Proceeds from the issuance of common stock        142,500              -                  -               -          142,500
   Cash paid for common stock offering costs          (1,339)             -                  -               -           (1,339)
   Repayments of long-term debt                            -        (34,232)              (107)              -          (34,339)
   Borrowings under lines of credit                   17,705              -                802               -           18,507
   Repayments under lines of credit                  (17,705)             -               (349)              -          (18,054)
                                                   -----------    -----------     --------------   -------------    -------------
   Net cash provided by (used in) financing          152,609        (34,232)               346               -          118,723
   activities
                                                   -----------    -----------     --------------   -------------    -------------
   Effect of exchange rate on cash and cash                -            (99)               339               -              240
   equivalents
   Net cash used in discontinued operations                -           (717)                 -               -             (717)
                                                   -----------    -----------     --------------   -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH             123,967         (2,734)             1,404               -          122,637
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        90,764         11,084             10,002               -          111,850
                                                   -----------    -----------     --------------   -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $214,731        $ 8,350            $11,406      $        -        $ 234,487
                                                   ===========    ===========     ==============   =============    =============

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

                                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                    NINE MONTHS ENDED SEPTEMBER 30, 2003
                                               -------------------------------------------------------------------------------
                                                               GUARANTOR      NONGUARANTOR                       CONSOLIDATED
                                                  PARENT      SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS        TOTAL
                                               ------------   ------------    ------------      ------------     ------------
                                                                             (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:

   Income from continuing operations              $  15,815     $ 19,866        $    940           $(21,789)       $  14,832
   Adjustments to reconcile income from
   continuing operations to cash
   provided by operating activities

   Depreciation and amortization                        974        2,972           1,434                  -            5,380
   Loss on disposal of fixed assets                       -           58             109                  -              167
   Deferred income taxes                             (4,379)       6,428           1,627                  -            3,676
   Non-cash termination charge                        2,093            -               -                  -            2,093
   Changes in operating assets &
   liabilities, net of acquisitions:
   (Increase) decrease in accounts receivable             -       (3,915)          2,359                  -           (1,556)
   Decrease (increase) in intercompany
   receivables & payables                            19,723      (19,090)           (153)              (480)               -
   Decrease in inventory                                  -        1,206             967                  -            2,173
   (Increase) decrease in prepaid expenses &
   other assets                                      (7,347)       4,848          (1,183)                 -           (3,682)
   Increase in accounts payable, accrued
   expenses and other current liabilities             5,043        2,620           4,145                  -           11,808
   (Decrease) increase in income taxes
   payable                                           (2,227)         148              80                  -           (1,999)
                                                  ---------     --------        --------           --------        ---------
   Net cash provided by operating activities         29,695       15,141          10,325            (22,269)          32,892
                                                  ---------     --------        --------           --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                  (126)      (3,330)         (2,189)                 -           (5,645)
   Purchase of patents and trademarks                     -          (99)              -                  -              (99)
   Additional consideration for purchased
   businesses                                             -         (740)              -                  -             (740)
   Investment in subsidiaries                       (22,337)         203            (135)            22,269                -
   Purchase of businesses, net of cash
   acquired                                               -       (5,828)              -                  -           (5,828)
                                                  ---------     --------        --------           --------        ---------
   Net cash used in investing activities            (22,463)      (9,794)         (2,324)            22,269          (12,312)
                                                  ---------     --------        --------           --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from exercise of stock options            6,588            -               -                  -            6,588
   Treasury stock repurchases                       (22,684)           -               -                  -          (22,684)
   Cash paid for financing costs                     (4,020)           -               -                  -           (4,020)
   Proceeds from the issuance of long-term
   debt                                             147,504            -               -                  -          147,504
   Repayments of long-term debt                           -       (1,399)              -                  -           (1,399)
   Borrowings under lines of credit                  30,406          168           1,170                  -           31,744
   Repayments under lines of credit                 (30,406)        (484)         (1,180)                 -          (32,070)
                                                  ---------     --------        --------           --------        ---------
   Net cash provided by (used in) financing
   activities                                       127,388       (1,715)            (10)                 -          125,663
                                                  ---------     --------        --------           --------        ---------
   Effect of exchange rate on cash and cash
   equivalents                                        2,265         (186)         (1,601)                 -              478
   Net cash used in discontinued operations               -       (4,382)           (486)                 -           (4,868)
                                                  ---------     --------        --------           --------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                         136,885         (936)          5,904                  -          141,853
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                7,152        3,556           2,205                  -           12,913
                                                  ---------     --------        --------           --------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 144,037     $  2,620        $  8,109           $      -        $ 154,766
                                                  =========     ========        ========           ========        =========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 13 - CREDIT AGREEMENT AMENDMENT

         On January, 9, 2004, we amended our credit agreement to broaden our ability make additional open-market purchases of publicly-traded securities subject to certain limitations.

         On March 29, 2004, we amended our credit agreement to allow us to pay dividends subject to certain limitations.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

         On September 24, 2004, we entered into an off-balance sheet leasing arrangement for an aircraft for company use. Upon expiration of this lease on
September 24, 2009, a subsidiary of the Company has the option to renew the lease at fair market value subject to approval by the lessor, or, buy the aircraft for approximately $10.0 million, or return the aircraft to the lessor and, under a guarantee, pay any shortfall in sales proceeds from a third party in an amount not to exceed $8.2 million. Annual rental expense related to this agreement is approximately $1.0 million.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 15 - WARRANTY REVISION AND PRODUCT EXCHANGE PROGRAM

         As a result of our recently announced warranty revision and product exchange program relating to our Zylon(R)-containing vests (see Note 11), we have recorded a pre-tax charge of $5.0 million, which is net of $4.0 million of cost reimbursements from our suppliers and includes all the legal costs associated with the class action lawsuits. This liability has been classified in accrued expenses and other current liabilities on the condensed consolidated balance sheet and will be funded through cash provided by operating activities.
A summary of the warranty revision and product replacement accrual follows:

                                       WARRANTY REVISION
                                          AND PRODUCT
                                          REPLACEMENT
                                            ACCRUAL
                                       -----------------
                                         (IN THOUSANDS)

Beginning balance                         $   5,000
Payments                                     (1,214)
                                          ---------
   Balance at September 30, 2004          $   3,786
                                          =========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 16 - ACQUISITIONS

         On March 5, 2004, Armor Holdings, through a wholly-owned subsidiary, acquired a majority of the assets and assumed certain liabilities of Vector
Associates, Inc. (dba ODV, Inc.) , a leading manufacturer and distributor of narcotics identification kits, for $3,289,000 in cash, of which $2,739,000 was paid at closing with the remaining consideration of $550,000 deferred through two hold-back tranches.

         On August 19, 2004, Armor Holdings, through a wholly-owned subsidiary, acquired 100% of the stock of Kleen-Bore, Inc., a leading manufacturer and distributor of firearms cleaning kits and related accessories, for $7,414,000 in cash, of which $6,214,000 was paid at closing with the remaining consideration of $1,200,000 deferred through two hold-back tranches.

         On September 28, 2004, we entered into a merger agreement with The
Specialty Group, Inc. pursuant to which we agreed to acquire Specialty Group for an aggregate purchase price of $92,000,000 in cash, subject to certain adjustments as set forth in the merger agreement.

         Specialty Group, which is based in Dunmore, Pennsylvania, is a supplier to military and law enforcement customers in the United States and overseas.
Specialty Group manufactures, among other things, Modular Lightweight
Load-Carrying Equipment ("MOLLE") systems, Outer Tactical Vests and Warrior
Helmets. Specialty Group's core products are made of Kevlar(R) and heavy-duty nylon fabric and webbing and require special cutting and sewing techniques.
Specialty Group and its subsidiaries own and operate a total of five manufacturing facilities located in Pennsylvania, Kentucky and Tennessee.

         Specialty Group is currently the largest supplier of MOLLE systems for the U.S. Army. The MOLLE system consists of a modular rucksack with removable compartments and components, and a fighting load vest with removable pockets for the Rifleman, Pistol, Squad Automatic Weapon Gunner, Medic and Grenadier
configurations.

         Specialty manufactures Outer Tactical Vests which, when used with SAPI plates, provide enhanced armor protection for U.S. armed forces against mines, grenades, mortar shells, artillery fire, and rifle projectiles.

         Specialty  Group is also one of the three largest  suppliers of Warrior
Helmets  for the U.S.  Army.  Specialty  manufactures  NATO PASGT  helmets,  the
Advanced  Combat Vehicle  Crewman helmet and the Warrior Helmet (the U.S. Army's next generation helmet), along with related liners and accessories.

         Specialty Group currently has a funded backlog of  approximately  $90.7 million and options on existing contracts of approximately $137.1 million.

         We will pay the purchase price for Specialty Group in full in cash when the merger closes. However, pursuant to the terms of the merger agreement among the parties, we will place $10,000,000 of the purchase price in escrow at closing in order to secure the indemnification obligations of the shareholders of Specialty Group to us, which amount will be released to the sellers from escrow in

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

tranches ending three years and sixty days from the closing date; provided, that no claims have been made by us. The merger agreement contains customary indemnification provisions, which terminate at varying times unless the indemnified party has, before the expiration of a right to indemnification, provided notice of a claim for indemnification to the indemnifying party. In connection with the execution of the merger agreement, certain shareholders of
Specialty Group owning, in the aggregate, approximately 57% of the issued and outstanding shares of common stock of Specialty Group, have executed voting agreements pursuant to which they have agreed to, among other things, vote in favor of the acquisition and against any alternative transaction.

         We intend to close the acquisition upon the satisfaction of the conditions to closing, which include Hart-Scott-Rodino Act clearance (the filings for which were made on or about October 14, 2004), approval by the shareholders of Specialty Group and other customary conditions set forth in the merger agreement.

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

         Comprehensive income and foreign currency translation. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at the average monthly exchange rates. In accordance with
Statement of Financial Accounting Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities" ("SFAS 115"), we record changes in the market value of available-for-sale securities in the accumulated other comprehensive income caption of stockholders' equity in the condensed consolidated balance sheet, until we dispose of the securities. Once these securities are disposed of, either by sale or maturity, the gain or loss is recognized in other income or expense. The cumulative translation adjustment, which represents the effect of translating assets and liabilities of our foreign operations is recorded as an increase of equity of $3,887,000 and $3,936,000 as of September 30, 2004 and December 31, 2003, respectively, and is classified as accumulated other comprehensive income, in accordance with Statement of
Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS
130"). The current year change in the accumulated amount is included as a component of comprehensive income.

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

         Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for our employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in
SFAS 123 had been applied. If compensation cost for stock option grants had been determined based on the fair value on the grant date for September 30, 2004 and
2003 consistent with the method prescribed by SFAS 123, our net earnings and earnings per share would have been adjusted to the pro forma amounts indicated
below:

                                                          THREE MONTHS ENDED                      NINE MONTHS ENDED

                                                SEPTEMBER 30,  2004   SEPTEMBER 30, 2003   SEPTEMBER 30, 2004  SEPTEMBER 30, 2003
                                                -------------  ----   ------------------   ------------------  ------------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income as reported:                               $ 23,874               $ 6,115              $ 54,185          $ 15,815

Deduct:  Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                     (1,368)                 (671)               (3,902)           (2,985)

Add:  Employee compensation expense for
modification of stock option awards
included in reported net income, net of
income taxes                                                 -                   506                    57               506
                                                      --------               -------              --------          --------

Pro-forma net income                                  $ 22,506               $ 5,950              $ 50,340          $ 13,336
                                                      ========               =======              ========          ========

Earnings per share:
    Basic - as reported                               $   0.73               $  0.22              $   1.79          $   0.56
                                                      ========               =======              ========          ========
    Basic - pro-forma                                 $   0.69               $  0.21              $   1.67          $   0.47

                                                      ========               =======              ========          ========
    Diluted - as reported                             $   0.70               $  0.22              $   1.72          $   0.56
                                                      ========               =======              ========          ========
    Diluted - pro-forma                               $   0.66               $  0.21              $   1.60          $   0.47
                                                      ========               =======              ========          ========

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
See Note 2 to the Condensed Consolidated Financial Statements included in Part I
Item 1.

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

         Changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, other assets on the Condensed Consolidated Balance
Sheet as of September 30, 2004 decreased by $0.2 million from December 31, 2003, which reflected a decrease in the fair value of the interest rate swap agreements. The corresponding decrease in the hedge liability was recorded in long-term debt. The agreements are deemed to be a perfectly effective fair value hedge and therefore qualify for the short-cut method of accounting under SFAS
133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

         Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination.
Goodwill and other intangible assets are stated on the basis of cost. The $124.8 million in goodwill resulting from acquisitions made subsequent to June 30, 2001 was immediately subjected to the non-amortization provisions of SFAS 142.

         Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying condensed consolidated financial statements include periodic testing of the carrying value of long-lived assets for impairment, valuation allowances for receivables, inventories and deferred income tax assets, liabilities for warranty revision and product replacement, liabilities for

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

potential litigation claims and settlements, and contract contingencies and obligations. Actual results could differ from those estimates.

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

         On June 30, 2004, our litigation support services subsidiary, New
Technologies Armor, Inc. ("NTI"), was the last remaining business in discontinued operations. On July 2, 2004, we sold the security consulting division of NTI. The remaining division in NTI, consisting primarily of training services, is included as part of the Products Division segment. In the second quarter of 2004, we recorded an impairment charge of $1.4 million in integration and other charges in continuing operations to reduce the carrying value of remaining portion of NTI to its estimated fair value.

NEW ACCOUNTING PRONOUNCEMENT:

         In April 2004, the FASB issued FASB Staff Position No. 129-1,
Disclosure Requirements under FASB Statement No. 129, "Disclosure of Information about Capital Structure," relating to contingently convertible securities ("FSP
129-1"). The purpose of FSP 129-1 is to interpret how the disclosure provisions of FASB Statement No. 129 apply to contingently convertible securities and to their potentially dilutive effects on earnings per share. The guidance in FSP
129-1 is effective April 2004 and applies to all existing and newly created securities. This pronouncement has no effect on us.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED
SEPTEMBER 30, 2003.

          Net income. Net income increased $17.8 million, or 290.4%, to $23.9 million for the three months ended September 30, 2004, compared to $6.1 million for the three months ended September 30, 2003. Net income for the three months ended September 30, 2003, includes income from continuing operations of $6.1 million and income from discontinued operations of $6,000 for the three months ended September 30, 2003.

CONTINUING OPERATIONS

         Total revenues. Total revenues increased $165.9 million, or 182.6%, to
$256.8 million in the three months ended September 30, 2004, compared to $90.9 million in the three months ended September 30, 2003. For the three months ended
September 30, 2004, total revenue increased 111.9% internally, including year over year changes in acquired businesses.

         Aerospace & Defense Group revenues. Aerospace & Defense Group revenues increased $139.1 million, or 658.1%, to $160.2 million in the three months ended
September 30, 2004, compared to $21.1 million in the three months ended
September 30, 2003. For the three months ended September 30, 2004, Aerospace &
Defense Group revenue increased 237.4% internally, including year-over-year changes in acquired businesses. Internal growth was primarily due to strong demand for the M1114 Up-Armored HMMWV, supplemental armor for other military vehicles, and small arms protective inserts (SAPI) plates, while acquired growth was a function of the Simula, Inc. acquisition on December 9, 2003.

         Products Division revenues. Products Division revenues increased $14.9 million, or 29.8%, to $64.7 million in the three months ended September 30,
2004, compared to $49.8 million in the three months ended September 30, 2003.
For the three months ended September 30, 2004, Products Division revenue increased 20.3% internally, including year-over-year changes in acquired businesses. Acquired growth was a function of the acquisitions of Kleen Bore,
Inc., which was completed during the third quarter of 2004; Vector Associates,
Inc. (dba ODV, Inc.), which was completed during the first quarter of 2004; and
Hatch Imports, Inc., which was completed during the fourth quarter of 2003.
Internal growth was primarily due to strong sales of international body armor, providing protection to troops and private sector employees within Iraq, strong military and international sales within duty gear and the sales of ballistic reinforced enclosures within the energy sector.

         Mobile Security revenues. Mobile Security Division revenues increased
$12.0 million, or 60.0%, to $31.9 million in the three months ended September
30, 2004, compared to $19.9 million in the three months ended September 30,
2003, primarily due to the increasing threat of terrorism. All of Mobile
Security Division's 60.0% revenue growth was internal.

         Cost of revenues. Cost of revenues increased $123.5 million, or 199.4%, to $185.4 million for the three months ended September 30, 2004, compared to
$62.0 million for the three months ended September 30, 2003. As a percentage of total revenues, cost of revenues increased to 72.2% of total

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

revenues for the three months ended September 30, 2004, from 68.2% for the three months ended September 30, 2003.

         Gross margins in the Aerospace & Defense Group were 25.7% for the three months ended September 30, 2004, compared to 32.3% for the three months ended
September 30, 2003, primarily due to reduced selling prices for the M1114
Up-Armored HMMWV, and significant changes in our product mix as we have diversified beyond up-armored HMMWVs.

         Gross margins in the Products Division were 35.8% for the three months ended September 30, 2004, compared to 36.1% for the three months ended September
30, 2003. The small decrease was primarily a result of product mix.

         Gross margins in the Mobile Security Division were 21.7% in the three months ended September 30, 2004, compared to 20.7% for the three months ended
September 30, 2003. The margin improvement was primarily due to improved fixed cost absorption associated with increased manufacturing volumes, and a richer sales mix of high-end, higher margin vehicles.

         Cost of warranty revision. As a result of our recently announced warranty revision and product exchange program relating to our
Zylon(R)-containing vests, we have recorded a pre-tax charge of $5.0 million, which is net of $4.0 million of cost reimbursements from our suppliers and includes all the legal costs associated with the class action lawsuits. This liability has been classified in accrued expenses and other current liabilities on the condensed consolidated balance sheet and will be funded through cash provided by operating activities.

         In April 2004, two class action complaints were filed against us in
Florida state court by police organizations and individual police officers, alleging, among other things, that our bullet-resistant soft body armor (vests)
manufactured and sold under the American Body Armor, Safariland and ProTech(TM)
brands, do not have the qualities and performance characteristics as warranted, thereby breaching express warranty, implied warranty of merchantability, implied warranty of fitness for a particular purpose and duty to warn. On August 12,
2004, we announced that we had reached a preliminary settlement with respect to the class action lawsuit filed in Duval County, Florida by the Southern States
Police Benevolent Association ("Southern States PBA"), subject to final court approval. After a fairness hearing held on September 30, 2004, the Florida
Circuit Court gave final approval to that settlement as to all purchasers of
Zylon(R)-containing body armor manufactured under the brand name American Body
Armor, and scheduled a final fairness hearing for November 5, 2004, with regard to purchasers of all other Zylon(R)-containing body armor manufactured by our subsidiaries, Safariland(R) and ProTech(TM).

         Pursuant to the terms of the class action settlement, the warranty on the American Body Armor Xtreme ZX(R) vest (both NIJ threat level II and IIIA)
has been reduced from 5 years to 2 1/2 years. In addition, a purchaser of the
Xtreme ZX(R) vest has one of the following two options: (1) receive a new
American Body Armor Xtreme ZX(R) vest (either threat level II or IIIA) with a 2
1/2 year warranty, an extra carrier and a transferable rebate coupon for $100 applicable toward the next purchase of any soft body armor from American Body
Armor, Safariland, or ProTech(TM); or (2) receive any new vest of his/her choosing from American Body Armor, Safariland, or ProTech, which must be the same threat level as the original vest purchased, and a transferable rebate coupon for $100 applicable toward the next purchase of any soft body armor from
American Body Armor, Safariland, or ProTech. The exchange for the new vest will be at no additional cost to the purchaser. In addition, if the purchase price of the new vest is less than the credit (based upon a court approved formula) for the original vest, the purchaser will receive a cash refund for the difference.
We will also make available on our website, and pursuant to a request made from the NIJ or a bona fide law enforcement agency to our customer service department, testing data and protocols, and results relating to the testing of our vests. We will also continue to test all of our Zylon(R)-containing vests, and if such testing demonstrates that the tested vests fail to perform in accordance with their warranties, we will implement an exchange program for those models on a reasonably comparable basis to the American Body Armor Xtreme
ZX(R) exchange program outlined above.

         Operating expenses. Operating expenses increased $6.7 million, or
42.0%, to $22.7 million (8.8% of total revenues) for the three months ended
September 30, 2004, compared to $16.0 million (17.6% of total revenues) for the three months ended September 30, 2003. The decrease as a percentage of revenues was largely a function of our ability to achieve scale as revenues have increased, and the acquisition of Simula, which operates with lower operating expenses as a percentage of revenues than the Products Division and the Mobile
Security Division.

         Aerospace & Defense Group operating expenses increased $3.4 million, or
199.6%, to $5.1 million (3.2% of Aerospace & Defense Group revenues) for the three months ended September 30, 2004, compared to $1.7 million (8.1% of
Aerospace & Defense Group revenues) for the three months ended September 30,
2003. The increase in operating expenses is due primarily to the acquisition of
Simula on December 9, 2003, as well as additional operating expenses associated with increased production of the M1114 Up-Armored HMMWV and supplemental armor for other military vehicles. The decrease in operating expense as a percentage of revenue was due to leveraging of the operating expenses over a much larger revenue base.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

         Products Division operating expenses increased $2.9 million, or 34.9%, to $11.0 million (17.1% of Products Division revenues) for the three months ended September 30, 2004, compared to $8.2 million (16.4% of Products Division revenues) for the three months ended September 30, 2003. This increase is due primarily to acquisitions, a one-time settlement charge related to the early cancellation of an exclusive distribution agreement, higher sales expenses as related to increased sales volumes, higher insurance cost, and bonus expenses that in the prior year were allocated to corporate operating expenses.

         Mobile Security Division operating expenses decreased $0.2 million, or
5.0%, to $3.2 million (10.1% of Mobile Security Division revenues) for the three months ended September 30, 2004, compared to $3.4 million (17.0% of Mobile
Security Division revenues) for the three months ended September 30, 2003.

         Corporate operating expenses increased $0.6 million, or 22.4%, to $3.3 million (1.3% of total revenues) for the three months ended September 30, 2004, compared to $2.7 million (3.0% of total revenues) for the three months ended
September 30, 2003. This increase in administrative expenses is associated with the overall growth of the Company, increased travel expenses, bonus provision, and Sarbanes-Oxley requirements.

         Amortization. Amortization expense increased $912,000, or 1,266.7% to
$984,000 for the three months ended September 30, 2004, compared to $72,000 for the three months ended September 30, 2003, primarily due to the acquisitions of
Simula and Hatch Imports in December 2003. SFAS 142, which we adopted on January
1, 2002, eliminated amortization of intangible assets with indefinite lives and goodwill for all acquisitions completed after July 1, 2001, as well as for all fiscal years ending after January 1, 2002. Remaining amortization expense is related to patents and trademarks with finite lives, and acquired amortizable intangible assets that meet the criteria for recognition as an asset apart from goodwill under SFAS 141.

         Integration and other charges. Integration and other charges increased
$564,000, or 153.3%, to $932,000 for the three months ended September 30, 2004, compared to $368,000 for the three months ended September 30, 2003. Included in integration and other charges in the third quarter of 2004 were charges for the integration of Simula, Inc., Hatch Imports, Inc., Kleen Bore, Inc., and ODV,
Inc., which were all acquired subsequent to the third quarter of fiscal year
2003, and an increase of $381,000 in the charge related to non-cash, performanced-based stock grants, which were expensed in the second quarter of
2004.

         Operating income. Operating income from continuing operations increased
$29.2 million, or 233.6%, to $41.7 million for the three months ended September
30, 2004, compared to $12.5 million in the three months ended September 30,
2003, due to the factors discussed above.

         Interest expense, net. Interest expense, net decreased $0.1 million, or
5.1%, to $1.4 million for the three months ended September 30, 2004, compared to
$1.5 million for the three months ended September 30, 2003. This decrease was due primarily to additional interest income generated from our June 2004 equity offering proceeds which partially offset interest expense associated with the
$150 million aggregate principal amount of 8.25% senior subordinated notes due
2013 issued in August 2003. On September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate for a variable rate of six-month LIBOR (2.20% at September 30, 2004), set in arrears, plus a spread of 2.735% to 2.75%.

         Other expense (income), net. Other expense, net, was $154,000 for the three months ended September 30, 2004, compared to other expense, net, of
$96,000 for the three months ended September 30, 2003, primarily due to loss on disposal of fixed assets and losses related to foreign currency fluctuations.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

         Income from continuing operations before provision for income taxes.
Income from continuing operations before provision for income taxes increased
$29.2 million, or 267.3%, to $40.2 million for the three months ended September
30, 2004, compared to $10.9 million for the three months ended September 30,
2003, due to the reasons discussed above.

         Provision for income taxes. Provision for income taxes was $16.3 million for the three months ended September 30, 2004, compared to $4.8 million for the three months ended September 30, 2003. The effective tax rate was 40.6%
for the three months ended September 30, 2004, compared to 44.2% for the three months ended September 30, 2003. The decreased tax rate relates primarily to the non-recurring nature of prior year tax charges associated with, among other things, the revaluation of certain intellectual property utilized in our discontinued operations to comply with tax code provisions. The increased tax expense associated with the prior year revaluation was recorded in continuing operations as required by generally accepted accounting principles.

         Income from continuing operations. Income from continuing operations increased $17.8 million, or 290.8%, to $23.9 million for the three months ended
September 30, 2004, compared to $6.1 million for the three months ended
September 30, 2003, due to the factors discussed above.

DISCONTINUED OPERATIONS

         On April 17, 2003, we announced that we had completed the sale of our
ArmorGroup Integrated Systems business through the sale of 100% of the stock of
ArmorGroup Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc.
to Aerwav Integration Services, Inc. ("AIS"). AIS is a wholly owned subsidiary of Aerwav Holdings, LLC. As consideration for the integrated systems business, we received a $4.1 million collateralized note due in two years and a warrant for approximately 2.5% of AIS. Through September 30, 2004, we have received
$475,000 in prepayments on the note receivable. We have previously recorded a loss of $366,000 on the sale during the second quarter of 2003.

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

         On June 30, 2004, our litigation support services subsidiary, New
Technologies Armor, Inc. ("NTI"), was the last remaining business in discontinued operations. On July 2, 2004, we sold the security consulting division of NTI. The remaining division in NTI, consisting primarily of training services, is included as part of the Products Division segment. In the second quarter of 2004, we recorded an impairment charge of $1.4 million in integration and other charges in continuing operations to reduce the carrying value of remaining portion of NTI to its estimated fair value.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

         We had no discontinued operations in the three months ended September
30, 2004. Please see Footnote 2, Discontinued Operations, in Part I, Item 1 for
a summary of the income statement of discontinued operations for three months ended September 30, 2003.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 30, 2003.

          Net income. Net income increased $38.4 million, or 242.6%, to net income of $54.2 million for the nine months ended September 30, 2004, compared to net income of $15.8 million for the nine months ended September 30, 2003. Net income for the nine months ended September 30, 2004, includes income from continuing operations of $54.2 million and loss from discontinued operations of
$38,000, compared to income from continuing operations of $14.8 million and income from discontinued operations of $983,000 for the nine months ended
September 30, 2003.

CONTINUING OPERATIONS

         Total revenues. Total revenues increased $389.1 million, or 153.8%, to
$642.1 million in the nine months ended September 30, 2004, compared to $253.0 million in the nine months ended September 30, 2003. For the nine months ended
September 30, 2004, total revenue increased 99.8% internally, including year-over-year changes in acquired businesses.

         Aerospace & Defense Group revenues. Aerospace & Defense Group revenues increased $318.2 million, or 602.2%, to $371.0 million in the nine months ended
September 30, 2004, compared to $52.8 million in the nine months ended September
30, 2003. For the nine months ended September 30, 2004, Aerospace & Defense
Group revenue increased 232.4% internally, including year-over-year changes in acquired businesses. Internal growth was primarily due to strong demand for the
M1114 Up-Armored HMMWV, supplemental armor for other military vehicles, and small arms protective inserts (SAPI) plates, while acquired growth was a function of the Simula, Inc. acquisition on December 9, 2003.

         Products Division revenues. Products Division revenues increased $41.1 million, or 28.7%, to $184.2 million in the nine months ended September 30,
2004, compared to $143.2 million in the nine months ended September 30, 2003.
For the nine months ended September 30, 2004, Products Division revenue increased 20.7% internally, including year-over-year changes in acquired businesses. Acquired growth was a function of the acquisitions of Kleen Bore,
Inc., during the third quarter of 2004; Vector Associates, Inc. (dba ODV, Inc.), which was completed during the first quarter of 2004; and Hatch Imports, Inc., which was completed during the fourth quarter of 2003. Internal growth was due to strong sales of International body armor, and other soft armor and hard armor sectors, providing protection to troops and private sector employees within
Iraq, strong military and international sales within duty gear and the sales of ballistic reinforced enclosures within the energy sector.

         Mobile Security revenues. Mobile Security Division revenues increased
$29.9 million, or 52.4%, to $86.9 million in the nine months ended September 30,
2004, compared to $57.0 million in the nine months ended September 30, 2003. All of the revenue growth was generated internally, primarily as a result of the increasing threat of terrorism.

         Cost of revenues. Cost of revenues increased $280.4 million, or 158.9%, to $456.8 million for the nine months ended September 30, 2004, compared to
$176.4 million for the nine months ended September 30, 2003. As a percentage of total revenues, cost of revenues increased to 71.1% of total

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

revenues for the nine months ended September 30, 2004, from 69.7% for the nine months ended September 30, 2003.

         Gross margins in the Aerospace & Defense Group were 28.3% for the nine months ended September 30, 2004, compared to 30.9% for the nine months ended
September 30, 2003, primarily due to reduced selling prices for the M1114
Up-Armored HMMWV, and significant changes in our product mix as we have diversified beyond up-armored HMMWV.

         Gross margins in the Products Division were 33.7% for the nine months ended September 30, 2004, compared to 34.5% for the nine months ended September
30, 2003. The decrease in Products Division gross margins resulted primarily from product mix, certain large lower margin international and governmental orders and additional inventory provisions.

         Gross margins in the Mobile Security Division were 21.1% in the nine months ended September 30, 2004, compared to 19.2% for the nine months ended
September 30, 2003. The increase in the Mobile Security Divisions gross margins resulted primarily from improved fixed-cost absorption benefits associated with increased manufacturing volumes, and a richer sales mix of high-end, higher margin vehicles.

         Cost of warranty revision. As a result of our recently announced warranty revision and product exchange program relating to our
Zylon(R)-containing vests, we have recorded a pre-tax charge of $5.0 million, which is net of $4.0 million of cost reimbursements from our suppliers and includes all the legal costs associated with the class action lawsuits. This liability has been classified in accrued expenses and other current liabilities on the condensed consolidated balance sheet and will be funded through cash provided by operating activities. See also three months ended September 30, 2004 compared to September 30, 2003 results of operations for further details regarding the warranty revision.

         Operating expenses. Operating expenses increased $24.8 million, or
55.8%, to $69.3 million (10.8% of total revenues) for the nine months ended
September 30, 2004, compared to $44.5 million (17.6% of total revenues) for the nine months ended September 30, 2003. The decrease as a percentage of revenues was largely a function of our ability to achieve scale as revenues have increased, and the acquisition of Simula, which operates with lower operating expenses as a percentage of revenues than the Products Division and the Mobile
Security Division.

         Aerospace & Defense Group operating expenses increased $11.2 million, or 291.6%, to $15.1 million (4.1% of Aerospace & Defense Group revenues) for the nine months ended September 30, 2004, compared to $3.9 million (7.3% of
Aerospace & Defense Group revenues) for the nine months ended September 30,
2003. The increase in operating expenses is due primarily to the acquisition of
Simula on December 9, 2003, as well as additional operating expenses associated with increased production of the M1114 Up-Armored HMMWV and supplemental armor for other military vehicles. The decrease in operating expense as a percentage of revenue was due to leveraging of the operating expenses over a much larger revenue base.

         Products Division operating expenses increased $8.2 million, or 33.9%, to $32.4 million (17.6% of Products Division revenues) for the nine months ended
September 30, 2004, compared to $24.2 million (16.9% of Products Division revenues) for the nine months ended September 30, 2003. This increase is due primarily to acquisitions, a one time settlement charge related to the early cancellation of

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

an exclusive distribution agreement, increased research and development spending, higher sales expenses as related to increased sales volumes, higher insurance costs, increased bad debt provisions, and bonus expenses that in the prior year were allocated to corporate operating expenses.

         Mobile Security Division operating expenses increased $0.6 million, or
6.6%, to $9.7 million (11.2% of Mobile Security Division revenues) for the nine months ended September 30, 2004, compared to $9.1 million (16.0% of Mobile
Security Division revenues) for the nine months ended September 30, 2003. This increase is due primarily to increased operating expenses related to significant revenue growth and increased warranty provisions. The decrease in operating expense as a percentage of revenue was due to leveraging the operating expenses over larger revenue base and management's ability to scale its business.

         Corporate operating expenses increased $4.8 million, or 64.9%, to $12.1 million (1.9% of total revenues) for the nine months ended September 30, 2004, compared to $7.3 million (2.9% of total revenues) for the nine months ended
September 30, 2003. This increase in administrative expenses is associated with the overall growth of the Company, increased travel expenses, accounting fees, investor relations, bonus provision, and Sarbanes-Oxley requirements.

         Amortization. Amortization expense increased $2.7 million, or 1,361.2%
to $2.9 million for the nine months ended September 30, 2004, compared to
$201,000 for the nine months ended September 30, 2003, primarily due to the acquisitions of Simula and Hatch Imports in December 2003. SFAS 142, which we adopted on January 1, 2002, eliminated amortization of intangible assets with indefinite lives and goodwill for all acquisitions completed after July 1, 2001, as well as for all fiscal years ending after January 1, 2002. Remaining amortization expense is related to patents and trademarks with finite lives, and acquired amortizable intangible assets that meet the criteria for recognition as an asset apart from goodwill under SFAS 141.

         Integration and other charges. Integration and other charges increased
$5.2 million, or 113.3%, to $9.7 million for the nine months ended September 30,
2004, compared to $4.6 million for the nine months ended September 30, 2003, primarily due to a non-cash charge of $6.3 million for the acceleration of performance based, long-term restricted stock awards granted to certain executives in 2002. In the second quarter of 2004, we recorded an impairment charge of $1.4 million in integration and other charges in continuing operations to reduce the carrying value of remaining portion of NTI to its estimated fair value. $2.0 million of the integration and other charges in the nine months ended September 30, 2004, were primarily for the integration of Simula, Inc.,
Hatch Imports, Inc., Kleen Bore Inc., and ODV, Inc., which were all acquired subsequent to the third quarter of fiscal year 2003.

         Operating income. Operating income from continuing operations increased
$71.1 million, or 259.7%, to $98.4 million for the nine months ended September
30, 2004, compared to $27.3 million in the nine months ended September 30, 2003, due to the factors discussed above.

         Interest expense, net. Interest expense, net increased $2.9 million, or
126.3%, to $5.2 million for the nine months ended September 30, 2004, compared to $2.3 million for the nine months ended September 30, 2003. This increase was due primarily to interest expense associated with the $150 million aggregate principal amount of 8.25% senior subordinated notes due 2013 issued in August
2003 partially offset by interest income generated from our June 2004 equity offering proceeds. On

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate for a variable rate of six-month
LIBOR (2.20% at September 30, 2004), set in arrears, plus a spread of 2.735% to
2.75%.

         Other (income) expense, net. Other (income), net, was ($121,000) for the nine months ended September 30, 2004, compared to other expense, net, of
$181,000 for the nine months ended September 30, 2003. The other (income), net, for the nine months ended September 30, 2004, was primarily a result of the realization of a gain on the sale of a certain equity investment partially offset by losses on disposal of fixed assets and losses related to foreign currency fluctuations.

         Income from continuing operations before provision for income taxes.
Income from continuing operations before provision for income taxes increased
$68.4 million, or 275.0%, to $93.3 million for the nine months ended September
30, 2004, compared to $24.9 million for the nine months ended September 30,
2003, due to the reasons discussed above.

         Provision for income taxes. Provision for income taxes was $39.1 million for the nine months ended September 30, 2004, compared to $10.0 million for the nine months ended September 30, 2003. The effective tax rate was 41.9%
for the nine months ended September 30, 2004, compared to 40.4% for the nine months ended September 30, 2003. The increased tax rate relates primarily to an increased mix of profitability generated by our Ohio, Arizona and Massachusetts locations, which operate in higher-taxed jurisdictions, and the non-tax deductible charge due to the accelerated vesting of performance based, long-term restricted stock awards.

         Income from continuing operations. Income from continuing operations increased $39.4 million, or 265.6%, to $54.2 million for the nine months ended
September 30, 2004, compared to $14.8 million for the nine months ended
September 30, 2003 due to the factors discussed above.

DISCONTINUED OPERATIONS

         Services revenues. Services Division revenue decreased $74.0 million to
$1.7 million for the nine months ended September 30, 2004, compared to $75.7 million for the nine months ended September 30, 2003. Exclusive of ArmorGroup
Integrated Systems, which we sold on April 17, 2003, and ArmorGroup, which we sold on November 26, 2003, revenue decreased $422,000, or 19.6%, to $1.7 million for the nine months ended September 30, 2004, compared to $2.2 million for the nine months ended September 30, 2003. This decrease was primarily due to the sale of the security consulting business of NTI on July 2, 2004.

         Cost of revenues. Cost of revenues decreased $52.8 million to $697,000 for the nine months ended September 30, 2004, compared to $53.4 million for the nine months ended September 30, 2003. Exclusive of ArmorGroup Integrated Systems
and ArmorGroup, cost of revenues decreased $103,000, or 12.9%, to $697,000 for the nine months ended September 30, 2004, compared to $800,000 for the nine months ended September 30, 2003. This decrease was primarily due to the sale of the security consulting business of NTI on July 2, 2004.

         Operating expenses. Operating expenses decreased $15.5 million to
$821,000 (47.4% of Services revenues) for the nine months ended September 30,
2004, compared to $16.3 million (21.5% of

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

Services revenues) for the nine months ended September 30, 2003. Exclusive of
ArmorGroup Integrated Systems and ArmorGroup, operating expenses decreased
$418,000, or 33.7%, to $821,000 for the nine months ended September 30, 2004, compared to $1.2 million for the nine months ended September 30, 2003. This decrease was primarily due to the sale of the security consulting business of
NTI on July 2, 2004.

         Charge for impairment of long-lived assets. Charge for impairment of long-lived assets was zero for the nine months ended September 30, 2004, compared to $11.3 million for the nine months ended September 30, 2003. The charge in the prior year related to a reduction in the carrying value of the
Services division to its estimated realizable value.

         Integration and other charges. Integration and other charges decreased to zero for the nine months ended September 30, 2004, compared to $598,000 for the nine months ended September 30, 2003. Excluding ArmorGroup Integrated
Systems and ArmorGroup, there were no integration and other charges for the nine months ended September 30, 2003.

         Operating income (loss). Operating income was $215,000 for the nine months ended September 30, 2004, compared to an operating loss of $(5.9) million for the nine months ended September 30, 2003, due to the factors discussed above. Excluding the ArmorGroup Integrated Systems and ArmorGroup, the balance of the assets held for sale generated operating income of $215,000 for the nine months ended September 30, 2004, compared to operating income of $117,000 for the nine months ended September 30, 2003, due to the reasons discussed above.

         Interest expense, net. Interest expense, net, decreased $69,000, or
97.2%, to $2,000 for the nine months ended September 30, 2004, compared to
$71,000 for the nine months ended September 30, 2003, primarily due to the sale of ArmorGroup Integrated Systems and ArmorGroup. All interest bearing liabilities in discontinued operations have been repaid.

         Other expense, net. Other expense, net, decreased $199,000, or 42.2%, to $273,000 for the nine months ended September 30, 2004, compared to other expense, net, of $472,000 for the nine months ended September 30, 2003.
Excluding the ArmorGroup Integrated Systems and ArmorGroup, the balance of the assets held for sale generated other expense, net, from discontinued operations of $273,000 for the nine months ended September 30, 2004, compared to other income, net, of ($17,000) for the nine months ended September 30, 2003, due to additional accounting fees incurred in connection with the sale of ArmorGroup.

         Loss from discontinued operations before income tax benefit. Loss from discontinued operations before income tax benefit was $60,000 for the nine months ended September 30, 2004, compared to a loss of $6.4 million for the nine months ended September 30, 2003, due to the reasons discussed above. Excluding the ArmorGroup Integrated Systems and ArmorGroup, the balance of the assets held for sale generated a loss from discontinued operations before provision for income taxes of $60,000 for the nine months ended September 30, 2004, compared to income of $127,000 for the nine months ended September 30, 2003, due to the reasons discussed above.

         Income tax benefit. Income tax benefit was $22,000 for the nine months ended September 30, 2004 compared to an income tax benefit of $7.4 million for the nine months ended September 30, 2003. The effective tax rate for the three months ended September 30, 2004 was a benefit of 36.7% compared to a benefit of
115.3% for the nine months ended September 30, 2003. Excluding the ArmorGroup
Integrated Systems and ArmorGroup, the balance of the assets held for sale benefit was $22,000 for the nine months ended September 30, 2004, compared to a provision of $49,000 for the nine months ended September 30, 2003.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

         (Loss) income from discontinued operations. Loss from discontinued
operations was $38,000 for the nine months ended September 30, 2004, compared to income from discontinued operations of $983,000 for the nine months ended
September 30, 2003, due to the factors discussed above. Excluding the ArmorGroup
Integrated Systems and ArmorGroup, the balance of the assets held for sale generated a loss from discontinued operations $38,000 for the nine months ended
September 30, 2004, compared to income of $78,000 for the nine months ended
September 30, 2003, due to the reasons discussed above.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

         On June 22, 2004, our stockholders approved an amendment to our
Certificate of Incorporation, as amended, that increased the number of shares of our authorized capital stock to 80,000,000, 75,000,000 shares of which are common stock and 5,000,000 shares of which are preferred stock.
         On June 15, 2004, we sold 4,000,000 primary shares of common stock at a price of $37.50 per share, raising $142.5 million of net proceeds after deducting the underwriter discounts and commissions. In addition, certain of our directors and officers granted the underwriters a 30-day option to purchase up to 600,000 shares. The 30-day option expired unexercised on July 15, 2004. We intend to use the net proceeds from the offering to fund future acquisitions, to take advantage of business development opportunities, and for general corporate and working capital purposes, including the funding of capital expenditures.
Funds that are not immediately used are invested in money market funds, certificates of deposits, and other investment grade securities until needed.
         On September 2, 2003, we entered into interest rate swap agreements, which have been designated as fair value hedges as defined under SFAS 133 with a notional amount totaling $150 million. The agreements were entered into to exchange the fixed interest rate on our 8.25% senior subordinated notes due 2013
(the "Notes") for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth day of February and August. The agreements are subject to other terms and conditions common to transactions of this type. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, other assets on the Consolidated Balance Sheet as of
September 30, 2004 decreased by $193,000 from December 31, 2003, which reflected a decrease in the fair value of the interest rate swap agreements. The corresponding decrease in the hedge liability was recorded in long-term debt.
The agreements are deemed to be a perfectly effective fair value hedge, and, therefore, qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

         On August 12, 2003, we completed a private placement of $150 million aggregate principal amount of the Notes. The Notes are guaranteed by almost all of our domestic subsidiaries, on a senior subordinated basis. The Notes have been sold to qualified institutional investors in reliance on Rule 144A of the
Securities Act of 1933, as amended, and to non-U.S. persons in reliance on
Regulation S under the Securities Act of 1933, as amended. The Notes were initially rated B1/B+ by Moody's Investors' Service and Standard & Poor's Rating
Services, respectively. We used a portion of the funds to repay debt, acquire
Simula, Inc., Hatch Imports, Inc., and ODV, Inc., and we intend to use the remaining proceeds of the offering to fund acquisitions and for general corporate and working capital purposes, including the funding of capital expenditures. On March 29, 2004, we completed a registered exchange offer for the Notes and exchanged the Notes for new Notes that were registered under the
Securities Act of 1933, as amended.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

(i) total maximum borrowings of $60 million, (ii) a $25 million sub-limit for the issuances of standby and commercial letters of credit, (iii) a $5 million sub-limit for swing-line loans, and (iv) a $5 million sub-limit for multi-currency borrowings. All borrowings under the Credit Facility will bear interest at either (i) a rate equal to LIBOR, plus an applicable margin ranging from 1.125% to 1.625%, (ii) an alternate base rate which will be the higher of
(a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50%, or
(iii) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125% to 1.625%, depending on certain conditions. The Credit Facility is guaranteed by certain of our direct and indirect domestic subsidiaries and is collateralized by, among other things, (i)
a pledge of all of the issued and outstanding shares of stock or other equity interests of certain of our domestic subsidiaries, (ii) a pledge of 65% of the issued and outstanding voting shares of stock or other voting equity interests of certain of our direct and indirect foreign subsidiaries, (iii) a pledge of
100% of the issued and outstanding nonvoting shares of stock or other nonvoting equity interests of certain of our direct and indirect foreign subsidiaries, and
(iv) a first priority perfected security interest on certain of our domestic assets and certain domestic assets of certain of our direct and indirect subsidiaries that will become guarantors of our obligations under the Credit
Facility, including, among other things, accounts receivable, inventory, machinery, equipment, certain contract rights, intellectual property rights and general intangibles. On January 9, 2004, we amended our Credit Facility to broaden our ability to make additional open-market purchases of publicly-traded securities subject to certain limitations. On March 29, 2004, we amended our
Credit Facility to allow us to pay dividends subject to certain limitations.

         As of September 30, 2004, we were in compliance with all of our negative and affirmative covenants contained in the Credit Facility and the indenture governing the Notes.

         In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time depending upon market conditions and other factors, of up to an additional 4.4 million shares.
Through October 15, 2004, we repurchased 3.8 million shares of our common stock under the stock repurchase program at an average price of $12.49 per share, leaving us with the ability to repurchase up to an additional 3.8 million shares of our common stock. Repurchases may be made in the open market, in privately negotiated transactions or otherwise. At September 30, 2004, we had 33.1 million shares of common stock outstanding.

         We expect to continue our policy of repurchasing our common stock from time to time, subject to the restrictions contained in our Credit Facility and the indenture governing the Notes. Our Credit Facility permits us to repurchase shares of our common stock with no limitation if our ratio of Consolidated Total
Indebtedness to Consolidated EBITDA (as such terms are defined in the Credit
Facility) for any rolling twelve-month period is less than 1.00 to 1. At ratios greater than 1.00 to 1, our Credit Facility limits our ability to repurchase shares at $15.0 million. This basket resets to $0 each time the ratio is less than 1.00 to 1. Our indenture governing the Notes also permits us to repurchase shares of our common stock, subject to certain limitations, as long as we satisfy the conditions to such repurchase contained therein.

         Working capital for continuing operations was $379.2 million and $168.5 million as of September 30, 2004, and December 31, 2003, respectively. The increase in working capital is largely a

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

function of increases in cash from our June $150.0 million equity offering and increases in inventory of $59.3 million and accounts receivable of $53.6 million to support the growth in revenues from demand for M1114 Up-Armored HMMWV, supplemental armor for other military vehicles, and SAPI plates.

         Our fiscal 2004 capital expenditures for continuing operations are expected to be approximately $13.9 million, of which we have spent approximately
$11.1 million through the nine months ended September 30, 2004. Such expenditures include leasehold improvements, information technology and communications infrastructure equipment and software, and manufacturing machinery and equipment.

         We anticipate that the cash generated from operations, cash on hand and available borrowings under the Credit Facility will enable us to meet liquidity, working capital and capital expenditure requirements during the next 12 months.
We may, however, require additional financing to pursue our strategy of growth through acquisitions and we are continuously exploring alternatives. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

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

         On September 2, 2003, we entered into interest rate swap agreements in which we effectively exchanged the $150 million fixed rate 8.25% interest on the senior subordinated notes for variable rates in the notional amount of $80 million, $50 million, and $20 million at six-month LIBOR, set in arrears, plus
2.75%, 2.75%, and 2.735%, respectively. The agreements involve receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The variable interest rates are fixed semi-annually on the fifteenth day of February and August each year through maturity. The six-month LIBOR rate was 2.20% on
October 14, 2004. The maturity dates of the interest rate swap agreements match those of the underlying debt. Our objective for entering into these interest rate swaps was to reduce our exposure to changes in the fair value of senior subordinated notes and to obtain variable rate financing at an attractive cost.
Changes in the six-month LIBOR would affect our earnings either positively or negatively. An assumed 100 basis point increase in the six-month LIBOR would increase our interest obligations under the interest rate swaps by approximately
$1,125,000 for a nine month period.

         In accordance with SFAS 133, we designated the interest rate swap agreements as perfectly effective fair value hedges and, accordingly, use the short-cut method of evaluating effectiveness. As permitted by the short-cut method, the change in fair value of the interest rate swaps will be reflected in earnings and an equivalent amount will be reflected as a change in the carrying value of the swaps, with an offset to earnings. There is no ineffectiveness to be recorded. On September 30, 2004, we recorded the fair value of the interest rate swap agreements of $5.7 million and recorded the corresponding fair

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - CONTINUED

value adjustment to the 8.25% senior subordinated notes in other assets and long-term debt sections of the Condensed Consolidated Balance Sheets, respectively.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

         We do business in numerous countries, including emerging markets in
South America. We have invested resources outside of the United States and plan to continue to do so in the future. Our international operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector. Government actions in the future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on us and our operating companies. We do not have political risk insurance in the countries in which we currently conduct business, but periodically analyze the need for and cost associated with this type of policy. Moreover, applicable agreements relating to our interests in our operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for us to enforce our rights. Accordingly, we may have little or no recourse upon the occurrence of any of these developments.

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

         In 1999 and prior to our acquisition of O'Gara-Hess & Eisenhardt
Armoring Company (which has been converted to a limited liability company and is now known as O'Gara-Hess & Eisenhardt Armoring Company, L.L.C.) ("OHEAC") in
2001, O'Gara-Hess & Eisenhardt Armoring de Brasil Ltda. ("OHE Brazil") was
audited by the Brazilian federal tax authorities and assessed over Ten Million
Reals (US$3.5 million based on the exchange rate as of September 30, 2004). OHE
Brazil has appealed the tax assessment and the case is pending. To the extent that there may be any liability resulting from the 1999 audit, we believe that we are entitled to indemnification from Kroll, Inc. under the terms of our purchase agreement dated April 20, 2001, despite the denial by Kroll, Inc. of any such liability, because the events occurred prior to our purchase of the
O'Gara Companies from Kroll, Inc. However, to the extent that the appeal relating to 1999 activity results in an unfavorable ruling, we could be liable for unpaid taxes incurred subsequent to the acquisition from Kroll.

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
Subsequent to the sale, the Labbe Family Trust ("LFT"), owner of the leasehold interest upon which the Carrosserie business is operated, sued OHE France and
SNC Labbe claiming that the transfer of the leasehold was not valid because LFT had not given its consent to the transfer as required under the terms of the lease. Further, LFT seeks to have OHE France, as the sole tenant, maintain and repair the leased building. The approximate cost of renovating the building is estimated to be between US $3.8 and US $7.5 million, based on the exchange rate as of September 30,

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

2004. The case is currently pending, and while we are contesting the allegations vigorously, we are unable to predict the outcome of this matter. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or
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

         In the Fall of 2003, following the assertions made by Second Chance, several law enforcement associations raised this issue to the U.S. Attorney
General ("USAG"), who then asked the U.S. Department of Justice ("DOJ") through the NIJ to investigate these concerns and attempt to clarify the issues. We have and continue to support the Attorney General's directive and investigation. In
2004 we received investigative demands from state agencies in Texas and
Connecticut to which we have complied, as well as letters from two private attorneys threatening potential litigation.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

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

         In April 2004, two class action complaints were filed against us in
Florida state court by police organizations and individual police officers, alleging, among other things, that our bullet-resistant soft body armor (vests)
manufactured and sold under the American Body Armor, Safariland and ProTech(TM)
brands, do not have the qualities and performance characteristics as warranted, thereby breaching express warranty, implied warranty of merchantability, implied warranty of fitness for a particular purpose and duty to warn. On August 12,
2004, we announced that we had reached a preliminary settlement with respect to the class action lawsuit filed in Duval County, Florida by the Southern States
Police Benevolent Association ("Southern States PBA"), subject to final court approval. After a fairness hearing held on September 30, 2004, the Florida
Circuit Court gave final approval to that settlement as to all purchasers of
Zylon(R)-containing body armor manufactured under the brand name American Body
Armor, and scheduled a final fairness hearing for November 5, 2004, with regard to purchasers of all other Zylon(R)-containing body armor manufactured by our subsidiaries, Safariland(R) and ProTech(TM).

         Pursuant to the terms of the class action settlement, the warranty on the American Body Armor Xtreme ZX(R) vest (both NIJ threat level II and IIIA)
has been reduced from 5 years to 2 1/2 years. In addition, a purchaser of the
Xtreme ZX(R) vest has one of the following two options: (1) receive a new
American Body Armor Xtreme ZX(R) vest (either threat level II or IIIA) with a 2
1/2 year warranty, an extra carrier and a transferable rebate coupon for $100 applicable toward the next purchase of any soft body armor from American Body
Armor, Safariland, or ProTech(TM); or (2) receive any new vest of his/her choosing from American Body Armor, Safariland, or ProTech, which must be the same threat level as the original vest purchased, and a transferable rebate coupon for $100 applicable toward the next purchase of any soft body armor from
American Body Armor, Safariland, or ProTech. The exchange for the new vest will be at no additional cost to the purchaser. In addition, if the purchase price of the new vest is less than the credit (based upon a court approved formula) for the original vest, the purchaser will receive a cash refund for the difference.
We will also make available on our website, and pursuant to a request made from the NIJ or a bona fide law enforcement agency to our customer service department, testing data and protocols, and results relating to the testing of our vests. We will also continue to test all of our Zylon(R)-containing vests, and if such testing demonstrates that the tested vests fail to perform in accordance with their warranties, we will implement an exchange program for those models on a reasonably comparable basis to the American Body Armor Xtreme
ZX(R) exchange program outlined above.

         All of the potential class members in the other Zylon(R)-related class action lawsuit filed against us by the National Association of Police
Organizations, Inc. ("NAPO"), in Lee County, Florida, are also among the class members in the Southern States PBA case and are therefore covered by the terms of the settlement. Accordingly, we believe that the NAPO lawsuit should be dismissed and we are seeking a voluntary discontinuance from plaintiffs'
counsel, and if necessary, will move to dismiss that action.

         It should be stressed that our vests are certified by the NIJ, have never suffered any penetration in

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

the field and continue to save lives and protect officers from injury. In fact, neither of the two recent lawsuits alleged personal injuries of any kind, but instead speculated that our vests which contained Zylon(R) were defective without the benefit of any scientific studies that supported any claim of defect.

         Second Chance Body Armor, one of our competitors in the
bullet-resistant market, licenses from Simula a certain patented technology which is used in some of the body armor it manufactures, but to our knowledge, no lawsuit has yet been brought against Second Chance based upon this licensed technology. Although Simula may be impacted by the pending suits filed against
Second Chance regarding its Zylon(R)-containing vests, the licensed technology is not specifically related to the use of Zylon(R) fiber. Any adverse resolution of these matters, however, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

         In addition to the above, in the normal course of business, we are subjected to various types of claims and currently have on-going litigations in the areas of products liability, general liability and intellectual property.
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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Reference is hereby made to the disclosure contained in Part II, Item
4, Submission of Matters to a Vote of Security Holders, of our Quarterly Report
on Form 10-Q for the quarter ended June 30, 2004 with respect to the matters submitted to a vote of our security holders during the quarter ended September
30, 2004, which disclosure is incorporated herein by reference.

ITEM 6.  EXHIBITS

(a)      Exhibits

         The following exhibits are filed as part of this quarterly report on
Form 10-Q.

            2.1     Agreement and Plan of Merger, dated as of September 28,
                    2004, by and among Armor Holdings, Inc., Specialty
                    Acquisition Corp., The Specialty Group, Inc., and Joseph F.
                    Murray, Jr. and John P. Sweeney, as the Shareholders' Agent.
                    (filed as Exhibit 2.1 to our Current Report on Form 8-K
                    filed on October 4, 2004 and incorporated herein by
                    reference).

            4.1     Fifth Supplemental Indenture, dated as of August 16, 2004, among Armor Holdings, Inc., the subsidiary guarantors
                    parties thereto, Kleen Bore, Inc., and Wachovia Bank,
                    National Association, a national banking association, as
                    trustee.

            4.2     Sixth Supplemental Indenture, dated as of September 24,
                    2004, among Armor Holdings, Inc., the subsidiary guarantors parties thereto, Armor Holdings Aircraft, LLC, and Wachovia
                    Bank, National Association, a national banking association, as trustee.

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

                         ARMOR HOLDINGS, INC.

                         /s/ Warren B. Kanders
                         ------------------------------------
                         Warren B. Kanders
                         Chairman and Chief Executive Officer
                         Dated:  October 20, 2004

                        /s/ Glenn J. Heiar
                        -------------------------------------
                        Glenn J. Heiar
                        Chief Financial Officer
                        Dated: October 20, 2004

