Form 10-K
period 2004-12-31
ARMOR HOLDINGS INC
filed 2005-03-07
CIK 845752

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 For the transition period from ________ to __________

                         COMMISSION FILE NUMBER 0-18863

                               -------------------

                              ARMOR HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                         59-3392443
  (STATE OR OTHER JURISDICTION                              (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

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

     Yes [ x ]   No [  ]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2004, the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing sale price of the Common Stock on the New York Stock Exchange on such date) was $1,113,665,784.

     The number of shares of the Registrant's Common Stock outstanding as of
March 3, 2005 was 34,172,637.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our Annual Meeting of Stockholders to be
held on June 22, 2005, are incorporated by reference into Part III hereof.

                              TABLE OF CONTENTS AND
                              CROSS REFERENCE SHEET

                                                                     Page Number
                                                                     -----------
PART I              Forward Looking Statements                              3
                    Factors That May Affect Our Future Results              3
           Item 1.  Description of Business                                 13
                    Company Overview                                        13
                    Material Developments                                   14
                    Industry Overview                                       14
                    Information Concerning Business Segments and
                      Geographical Revenues                                 16
                    Business Strengths                                      16
                    Growth Strategy                                         18
                    Acquisitions                                            19
                    Recent Developments                                     20
                    Products                                                20
                    Customers                                               24
                    Marketing and Distribution                              25
                    Product Manufacturing and Raw Materials                 27
                    Backlog                                                 28
                    Competition                                             28
                    Employees                                               29
                    Research and Development                                29
                    Patents and Trademarks                                  30
                    Government Regulation                                   30
                    Environmental Laws and Regulations                      31
                    Available Information                                   31
                    Discontinued Operations                                 32
           Item 2.  Properties                                              33
           Item 3.  Legal Proceedings                                       35
           Item 4.  Submission of Matters to a Vote of Security Holders     36

PART II    Item 5.  Market for Registrant's Common Equity, Related
                      Stockholder Matters and Issuer Purchases of
                      Equity Securities                                     37
           Item 6.  Selected Financial Data                                 38
           Item 7.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   39
           Item 7A. Quantitative and Qualitative Disclosures About
                      Market Risk                                           60
           Item 8.  Financial Statements and Supplementary Data             61
           Item 9.  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                   62
           Item 9A. Controls and Procedures                                 62

PART III                                                                    63

PART IV    Item 15. Exhibits, Financial Statement Schedules                 64

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

RISKS RELATED TO OUR INDUSTRY

THE PRODUCTS WE SELL ARE INHERENTLY RISKY AND COULD GIVE RISE TO PRODUCT
LIABILITY AND OTHER CLAIMS.

The products that we manufacture are typically used in applications and situations that involve high levels of risk of personal injury. Failure to use our products for their intended purposes, failure to use or care for them properly, or their malfunction, or, in some limited circumstances, even correct use of our products, could result in serious bodily injury or death. Given this potential risk of injury, proper maintenance of our products is critical. Our products include: body armor and plates designed to protect against ballistic and sharp instrument penetration; less-lethal products such as less-lethal munitions, pepper sprays, distraction devices and flameless expulsion grenades;
various models of police batons; rotary and fixed-wing aircraft seating systems;
parachutes; vehicle and hard armoring systems; military helmets; and police duty gear.

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

In April 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging, among other things, that our bullet-resistant soft body armor (vests) manufactured and sold under the American Body Armor(TM), Safariland(R) and PROTECH(TM) brands, do not have the qualities and performance characteristics as warranted, thereby breaching express warranty, implied warranty of merchantability, implied warranty of fitness for a particular purpose and duty to warn. On August 12,
2004, we reached a preliminary settlement with respect to the class action lawsuit filed in Duval County, Florida by the Southern States Police Benevolent
Association ("Southern States PBA"). After fairness hearings were held, the
Florida Circuit Court gave final approval to that settlement on November 5,
2004. The other class action lawsuit filed against us by the National
Association of Police Organizations, Inc. ("NAPO"), in Lee County, Florida, was
voluntarily dismissed with prejudice on November 16, 2004.

Pursuant to the terms of the class action settlement with the Southern States
PBA, the warranty on the American Body Armor(TM) Xtreme(R) ZX vest (both NIJ threat level II and IIIA) has been reduced from 5 years to 2 1/2 years. In addition, every purchaser of an Xtreme(R) ZX vest has the option to exchange their vest for either a new ZX vest or any other vest of their choosing from the
American Body Armor(TM), Safariland(R) and PROTECH(TM) product lines plus a
$100.00 transferable rebate coupon applicable towards their next purchase of a vest. We have also made available on the American Body Armor(TM) website testing data, protocols and results relating to the testing of our vests. We also continue to test all of our Zylon(R)-containing vests, and if such testing demonstrates that the tested vests fail to perform in accordance with their warranties, we will implement an exchange program for those models on a reasonably comparable basis to the American Body Armor(TM) Xtreme(R) ZX exchange program outlined above. Zylon(R) fiber is made by Toyobo, a Japanese corporation, and is a ballistic fiber widely used in the entire body armor industry. A final report to the Duval County Court regarding implementation of the settlement, exchange of vests and on-going testing, will be filed on or before April 15, 2005. We are also voluntarily cooperating with a request received in December 2004 from the Department of Justice who is reviewing the entire industry's use of Zylon(R) fiber in bullet resistant vests.

It should be stressed that our vests are certified by the National Institute of
Justice, have never suffered any penetration in the field and continue to save lives and protect officers from injury. In fact, neither of the two resolved class action lawsuits alleged personal injuries of any kind.

Second Chance Body Armor, one of our competitors in the bullet-resistant market, licenses from Simula a certain patented technology which is used in some of the body armor it manufactures, but to our knowledge, no lawsuit has been brought against Second Chance based upon this licensed technology. Although Simula may be impacted by the pending suits filed against Second Chance regarding its
Zylon(R)-containing vests, the licensed technology is not specifically related to the use of Zylon(R) fiber. Any adverse resolution of these matters, however, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, AND OUR FAILURE OR INABILITY
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
Environmental Protection Agency and the U.S. Bureau of Alcohol, Tobacco and
Firearms. The U.S. Bureau of Alcohol, Tobacco, and Firearms also regulates us as a result of our manufacturing of certain destructive devices and by the use of ethyl alcohol in certain products. We also ship hazardous goods, and in doing so, must comply with the regulations of the U.S. Department of Transportation for packaging and labeling. Additionally, the failure to obtain applicable governmental approval and clearances could adversely affect our ability to continue to service the government contracts we maintain. Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. We are also subject to routine audits to assure our compliance with these requirements. We have become aware that we were not in full compliance with certain regulations governing the export of equipment and related technology used for military purposes that are applicable to certain of our products. We have made a voluntary disclosure of such non-compliance to the Office of Defense Trade
Controls Compliance. We are currently in compliance with such regulations and have undertaken steps to help ensure compliance in the future. We do not believe that such noncompliance will have a material adverse effect on our business. In addition, a number of our employees involved with certain of our federal government contracts are required to obtain specified levels of security clearances. Our business

may suffer if we or our employees are unable to obtain the security clearances that are needed to perform services contracted for the U.S. Department of
Defense, one of our major customers. Our failure to comply with these contract terms, rules or regulations could expose us to substantial penalties, including the loss of these contracts and disqualification as a U.S. government contractor.

Like other companies operating internationally, we are subject to the Foreign
Corrupt Practices Act and other laws which prohibit improper payments to foreign governments and their officials by U.S. and other business entities. We operate in countries known to experience endemic corruption. Our extensive operations in such countries create risk of an unauthorized payment by one of our employees or agents, which would be in violation of various laws including the Foreign
Corrupt Practices Act. Violations of the Foreign Corrupt Practices Act may
result in severe criminal penalties, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

WE HAVE SIGNIFICANT INTERNATIONAL OPERATIONS AND ASSETS, AND THEREFORE, ARE
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

     o    potential adverse tax consequences if taxing authorities in different jurisdictions worldwide disagree with our interpretation of various tax laws or our determinations as to the income and expenses attributable to specific jurisdictions, which could result in our paying additional taxes, interest and penalties;

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

We may also be subject to unanticipated income taxes, excise duties, import taxes, export taxes or other governmental assessments. In addition, a percentage of the payments to us in our international markets are often in local currencies. Although most of these currencies are presently convertible into
U.S. dollars, we cannot be sure that convertibility will continue. Even if currencies are convertible, the rate at which they convert is subject to substantial fluctuation. Our ability to transfer currencies into or out of local currencies may be restricted or limited. Any of these events could result in a loss of business or other unexpected costs, which could reduce revenue or profits and have a material adverse effect on our business, financial condition, results of operations and liquidity.

We routinely operate in areas where local government policies regarding foreign entities and the local tax and legal regimes are often uncertain, poorly administered and in a state of flux. We cannot, therefore, be certain that we are in compliance with, or will be protected by, all relevant local laws and taxes at any given point in time. A subsequent determination that we failed to comply with relevant local laws and taxes could have a material adverse effect on our business, financial condition, results of operations and liquidity. One or more of these factors could adversely affect our future international operations and, consequently, could have a material adverse effect on our business, financial condition, results of operation and liquidity.

RISKS RELATED TO OUR BUSINESS

MANY OF OUR CUSTOMERS HAVE FLUCTUATING BUDGETS, WHICH MAY CAUSE SUBSTANTIAL
FLUCTUATIONS IN OUR RESULTS OF OPERATIONS.

Customers for our products include federal, state, municipal, foreign and military, law enforcement and other governmental agencies. Government tax revenues and budgetary constraints, which fluctuate from time to time, can affect budgetary allocations for these customers. Many domestic and foreign government agencies have in the past experienced budget deficits that have led to decreased spending in defense, law enforcement and other military and security areas. Our results of operations may be subject to substantial period-to-period fluctuations because of these and other factors affecting military, law enforcement and other governmental spending. A reduction of funding for federal, state, municipal, foreign and other governmental agencies could have a material adverse effect on sales of our products and our business, financial condition, results of operations and liquidity.

THE LOSS OF, OR A SIGNIFICANT REDUCTION IN, U.S. MILITARY BUSINESS WOULD HAVE A
MATERIAL ADVERSE EFFECT ON US.

U.S. military contracts account for a significant portion of our business. The
U.S. military funds these contracts in annual increments. These contracts require subsequent authorization and appropriation that may not occur or that may be greater than or less than the total amount of the contract. Changes in the U.S. military's budget, spending allocations and the timing of such spending could adversely affect our ability to receive future contracts. None of our contracts with the U.S. military has a minimum purchase commitment, and the U.S.
military generally has the right to cancel its contracts unilaterally without prior notice. We are the sole-source provider to the U.S. military for the armor and blast protection systems (up-armoring) for their High Mobility Multi-purpose
Wheeled Vehicles (Up-Armored HMMWV, commonly known as the Humvee). The HMMWVs are manufactured by AM General Corporation under separate U.S. military contracts. Should production or deliveries of HMMWVs be significantly interrupted, or should other single source suppliers significantly interrupt deliveries of our components for up-armoring the HMMWVs, we will not be able to deliver such up-armoring systems for the HMMWVs to the U.S. military on schedule, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. We also manufacture for the U.S.
military helicopter seating systems, aircraft and land vehicle armor systems, protective equipment for military personnel and other technologies used to protect soldiers in a variety of life-threatening or catastrophic situations.
The loss of, or a significant reduction in, U.S. military business for our aircraft and land vehicle armor systems, other protective equipment, or helicopter seating systems could have a material adverse effect on our business, financial condition, results of operations and liquidity.

A REDUCTION OF U.S. FORCE LEVELS IN IRAQ MAY AFFECT OUR RESULTS OF OPERATIONS.

HMMWVs are one of the primary transport vehicles used by the U.S. military in
Iraq. Since the invasion of Iraq by the U.S. and other forces in March 2003, we have received steadily increasing orders from the U.S. military for the up-armoring of HMMWVs and the armoring of other tactical trucks. Orders for the up-armoring of HMMWVs and the armoring of other tactical trucks are the result, in significant part, from the particular combat situations encountered by the
U.S. military in Iraq, including the use of improvised explosive devices by enemy combatants. We cannot be certain, therefore, to what degree the U.S.
military would continue placing armoring orders for its HMMWVs and other tactical trucks, if the U.S. military were to reduce its force levels or withdraw completely from Iraq. A significant reduction in orders from the U.S.
military for the armoring of HMMWVs and other tactical trucks, following a reduction of U.S. force levels in Iraq could have a material adverse effect on our business, financial condition, results of operations and liquidity.

A REPLACEMENT OF THE HMMWV IN THE U.S. MILITARY MAY AFFECT OUR RESULTS OF
OPERATIONS.

The HMMWV was designed as a replacement for the M151 series of jeeps and the development of new military vehicles is an on-going process. Currently, several military transport vehicles are in the development stage and are being evaluated by the U.S. military as possible next-generation replacements for the HMMWV.
Although we believe that the HMMWV will continue for some time to be one of the primary transport vehicles in the U.S. military, there is no assurance as to when a replacement for the HMMWV may be selected. In the event the HMMWV is replaced, we anticipate that any armoring for a replacement vehicle would be part of the vehicle's original design and that eventually, our HMMWV up-armoring business would likely decline. Although we anticipate making significant efforts to obtain armoring contracts for any HMMWV replacement vehicles selected by the
U.S. military, at this time, we cannot determine to what degree, if any, we would be able to obtain such military contracts. A significant reduction in orders from the U.S. military for the up-armoring of HMMWVs and our inability to obtain new armoring contracts following a replacement of the HMMWV in the U.S.
military could have a material adverse effect on our business, financial
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

OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY,
WE WILL BE ADVERSELY AFFECTED.

The markets in which we operate include a large number of competitors ranging from small businesses to multinational corporations and are highly competitive.
Competitors who are larger, better financed and better known than we are may compete more effectively than we can. In order to stay competitive in our industry, we must keep pace with changing technologies and client preferences.
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

THERE ARE LIMITED SOURCES FOR SOME OF OUR RAW MATERIALS, WHICH MAY SIGNIFICANTLY
CURTAIL OUR MANUFACTURING OPERATIONS.

The raw materials that we use in manufacturing ballistic resistant garments, small arms protective insert ("SAPI") plates and armored vehicles include:
ceramic; steel; SpectraShield, a patented product of Honeywell, Inc.; Z-Shield, a patented product of Honeywell, Inc.; Zylon(R), a patented product of Toyobo
Co., Ltd.; Kevlar(R), a patented product of E.I. du Pont de Nemours Co., Inc.
("du Pont"); and Twaron, a patented product of Akzo-Nobel Fibers, B.V. We purchase these materials in the form of woven cloth from five independent weaving companies. In the event du Pont or its licensee in Europe cease, for any reason, to produce or sell Kevlar(R) to us, we would utilize these other ballistic resistant materials as a substitute. However, none of SpectraShield,
Twaron, Z-Shield or Zylon(R) is expected to become a complete substitute for
Kevlar(R) in the near future. We enjoy a good relationship with our suppliers of
Kevlar(R), SpectraShield, Twaron, Z-Shield and Zylon(R). The use of Zylon(R) and
Z-Shield in the design of ballistic resistant vests is a recent technological advancement that is subject to continuing development and study, including ongoing review by the NIJ. Toyobo is the only producer of Zylon(R), and
Honeywell is the only producer of Z-Shield. Should these materials become unavailable for any reason, we would be unable to replace them with materials of like weight and strength. We use a variety of ceramic materials in the production of SAPI plates and a variety of steels in armoring vehicles. Although we have a number of suppliers that we deal with in obtaining both ceramic and steel supplies, the industry generally, including our operations, is experiencing a limited supply of these materials, which is affecting the quantity of product that we can complete in any given period. In addition,
SpectraShield, the ballistic fiber backing used in a variety of our ballistic applications, including SAPI plates, is currently being rationed by the U.S.
Department of Commerce, which could limit the quantity of SAPI plates that we produce in any given period. Thus, if our supply of any of these materials were materially reduced or cut off or if there was a material increase in the prices of these materials, our manufacturing operations could be adversely affected and our costs increased, and our business, financial condition, results of operations and liquidity could be materially adversely affected.

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

We may not be successful in integrating businesses acquired in the future or those recently acquired into our existing operations. Integration may result in unanticipated liabilities or unforeseen operational difficulties, which may be material or require a disproportionate amount of management's attention. Future acquisitions may result in us incurring additional indebtedness or issuing preferred stock or additional common stock. Competition for acquisition opportunities in the industry may rise, thereby increasing our cost of making acquisitions or causing us to refrain from making further acquisitions. In addition, the terms and conditions of our senior credit facility, 2.00% Senior
Subordinated Convertible Notes due November 1, 2024 (the "2% Convertible Notes")
and the indenture governing the 8 1/4% Senior Subordinated Notes due 2013 (the
"8.25% Notes") impose restrictions on us that, among other things, restrict our ability to make acquisitions.

OUR RESOURCES MAY BE INSUFFICIENT TO MANAGE THE DEMANDS IMPOSED BY OUR GROWTH.

We have rapidly expanded our operations, and this growth has placed significant demands on our management, administrative, operating and financial resources.
The continued growth of our customer base, the types of services and products offered and the geographic markets served can be expected to continue to place a significant strain on our resources. In addition, we cannot easily identify and hire personnel qualified both in the provision and marketing of our products and systems. Our future performance and profitability will depend in large part on our ability to attract and retain additional management and other key personnel;
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
Additionally, there can be no assurance that our relationships with our manufacturing customers will ultimately lead to volume orders for our products.
The failure of manufacturers to incorporate our products into their final products could have a material adverse effect on our business, financial condition, results of operations and liquidity.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, INCLUDING THE
TECHNOLOGIES WE USE TO FURNISH THE UP-ARMORING OF HMMWVS.

We depend upon a variety of methods and techniques that we regard as proprietary trade secrets. We also depend upon a variety of trademarks, service marks and designs to promote brand name development and recognition. We rely on a combination of trade secret, copyright, patent, trademark, unfair competition and other intellectual property laws as well as contractual agreements to protect our rights to such intellectual property. Due to the difficulty of monitoring unauthorized use of and access to intellectual property, however, such measures may not provide adequate protection. It is possible that our competitors may access our intellectual property and proprietary information and use it to their advantage. In addition, there can be no assurance that courts will always uphold our intellectual property rights, or enforce the contractual arrangements that we have entered into to protect our proprietary technology.
Any unenforceability or misappropriation of our intellectual property could have a material adverse effect on our business, financial condition, results of operations and liquidity. Furthermore, we cannot assure you that any pending patent application or trademark application made by us will result in an issued patent or registered trademark, or that, if a patent is issued, it will provide meaningful protection against competitors or competitor technologies. In addition, if we bring or become subject to litigation to defend against claimed infringement of our rights or of the rights of others or to determine the scope and validity of our intellectual property rights, such litigation could result in substantial costs and diversion of our resources, which could have a material adverse effect on our business, financial condition and results of operations.
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
Accordingly, we cannot assure you that these requirements will not change in a manner that will require material capital or operating expenditures or will otherwise have a material adverse effect on us in the future. In addition, we are also subject to environmental laws requiring the investigation and clean-up of environmental contamination. We may be subject to liability, including liability for clean-up costs, if contamination is discovered at one of our current or former facilities, in some circumstances even if such contamination was caused by a third party such as a prior owner. We also may be subject to liability if contamination is discovered at a landfill or other location where we have disposed of wastes, notwithstanding that historic disposal practices may have been in accordance with all applicable requirements. We use
Orthochlorabenzalmalononitrile and Chloroacetophenone chemical agents in connection with our production of tear gas, and these chemicals are hazardous and could cause environmental damage if not handled and disposed of properly.
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

THE MARKET PRICE FOR OUR COMMON STOCK IS VOLATILE.

The market price for our common stock may be highly volatile. We believe that a variety of factors, including announcements by us or our competitors, current events such as the war in Iraq, quarterly variations in financial results, trading volume, general market trends and other factors, could cause the market price of our common stock to fluctuate substantially. Additionally, due to our relatively modest size, our winning or losing a large contract may have the effect of distorting our overall financial results.

WE MAY ISSUE A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK IN CONNECTION WITH FUTURE
ACQUISITIONS, AND THE SALE OF THOSE SHARES COULD ADVERSELY AFFECT OUR STOCK
PRICE.

As part of our acquisition strategy, we anticipate issuing additional shares of common stock as consideration for such acquisitions. To the extent that we are able to grow through acquisitions and issue shares of our common stock as consideration, the number of outstanding shares of common stock that will be eligible for sale in the future is likely to increase substantially. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell large quantities of their common stock that may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than would otherwise be obtained.

OUR STOCK PRICE MAY BE ADVERSELY AFFECTED WHEN ADDITIONAL SHARES ARE SOLD.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate and may require us to issue greater amounts of our common stock to finance future acquisitions. Additional shares sold to finance acquisitions may dilute our earnings per share if the new operations' earnings are below expectations.

OUR DEBT AGREEMENTS RESTRICT OUR ABILITY TO PAY DIVIDENDS OR MAKE OTHER
DISTRIBUTIONS TO OUR STOCKHOLDERS.

Our debt agreements, such as the indenture governing the 2% Convertible Notes, the indenture governing the 8.25% Notes and the senior credit facility, contain certain financial and other covenants that limit, under certain circumstances, our ability to pay dividends or make other distributions to our stockholders. We are permitted to pay dividends and make other distributions to stockholders to the extent we satisfy the conditions, including the financial and other covenants, contained in such documents.

WE HAVE A HIGH LEVEL OF DEBT.

Our high level of debt could have important consequences to you and to us. For example:

     o    No payment of any kind may be made to our common stockholders without first meeting our obligations under our senior credit facility, the indenture governing our 8.25% Notes and the indenture governing our 2%
          Convertible Notes;

     o    We may become more vulnerable to general adverse economic and industry conditions and adverse changes in governmental regulations;

     o    We may have to dedicate a substantial portion of our cash flow from operations to make payments required under our senior credit facility, the 8.25% Notes and the 2% Convertible Notes, reducing the availability of cash flow to fund future capital expenditures, working capital, execution of our growth strategy, research and development costs and other general corporate requirements;

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

     o    The terms of our senior credit facility and the indentures governing the 8.25% Notes and 2% Convertible Notes allow us to incur substantial amounts of additional debt, subject to certain limitations. We might incur additional debt for various reasons, including to pay for additional acquisitions that we may make and assuming debt of companies that we may acquire.

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

We are a leading manufacturer and provider of armored military and commercial vehicles, armor kits for the retrofit of military vehicles, protective and security products for law enforcement and military personnel, aircraft armor, aircraft safety products, survivability equipment used by military aviators and other personnel protection technologies. Our customers include domestic and international military, law enforcement, security and corrections personnel and government agencies, multinational corporations and individuals. We believe our success is the result of focusing on several core competencies including engineering, manufacturing and distributing vehicle armoring systems, high-quality security products and human safety and survival systems.

Our business is comprised of three reportable business divisions: the Aerospace
& Defense Group, the Products Division and the Mobile Security Division. Set
forth below is a brief description of our three business divisions; a more detailed description begins on page 20 of this annual report under the caption
"Products".

Aerospace & Defense. The Aerospace & Defense Group supplies human safety and survival systems to the U.S. military and major aerospace and defense prime contractors. Our core markets are land, marine and aviation safety and military personnel protection. The most significant business within the Aerospace &
Defense Group is armoring a variety of light, medium and heavy wheeled vehicles for the military. We are the sole-source provider to the U.S. military of the armor and blast protection systems for the Up-Armored HMMWV. We also provide spare parts and logistical and field support services for Up-Armored HMMWVs previously shipped by us. We also provide blast and ballistic protection kits for the standard HMMWV which are installed in the field. Additionally, we develop ballistic and blast protected armored and sealed truck cabs for other military tactical wheeled vehicles. For example, we provide land vehicle armor kits for the Heavy Expanded Mobility Tactical Truck ("HEMTT"), Paletized Load
System ("PLS"), Heavy Equipment Transporter ("HET"), M915 and Armored Security
Vehicle ("ASV").

The Aerospace & Defense Group develops and supplies personnel equipment, including small arms protection inserts ("SAPI") and other engineered ceramic body armor, helmets, and other protective and duty equipment. Our products include, among others, Modular Lightweight Load-Carrying Equipment ("MOLLE")
systems, Outer Tactical Vests ("OTVs") and Warrior Helmets. We are currently the largest supplier of MOLLE systems for the U.S. Army which is a modular rucksack that can be configured in a number of ways depending on the needs of the military mission. We also manufactures OTVs which, when used with SAPI plates, provide enhanced protection against bullets, mines, grenades and mortar and artillery shells. SAPI plates have been adopted by the U.S. military as a key element of the protective equipment worn by U.S. troops.

The Aerospace & Defense Group develops and sells military helicopter seating systems, helicopter cockpit airbag systems, aircraft armor kits, emergency bailout parachutes and survival equipment worn by military aircrew. The primary customers for these products are the U.S. Army, U.S. Marine Corps, Boeing and
Sikorsky Aircraft.

Products. Our Products Division manufactures and sells a broad range of high quality security products and related consumable items such as concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, emergency lighting products, forensic products, firearms accessories, weapon maintenance products, foldable ladders, backpacks and specialty gloves. Our products are marketed under brand names well established in the military and law enforcement communities through an extensive network of domestic and international distributors and a specialized sales force.

Mobile Security. The Mobile Security Division manufactures and installs armoring systems for commercial vehicles to protect against varying degrees of ballistic and blast threats for the global marketplace. The Company manufactures these systems under highly recognized and respected brand names. Armoring systems are produced for, among others, limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles. Our customers include U.S.
federal law enforcement and intelligence agencies, foreign heads of state, multinational corporations, affluent individuals and cash-in-transit operators.

MATERIAL DEVELOPMENTS

Zylon(R) Investigation

In April 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging, among other things, that our bullet-resistant soft body armor (vests) manufactured and sold under the American Body Armor(TM), Safariland(R) and PROTECH(TM) brands, do not have the qualities and performance characteristics as warranted, thereby breaching express warranty, implied warranty of merchantability, implied warranty of fitness for a particular purpose and duty to warn. On August 12,
2004, we reached a preliminary settlement with respect to the class action lawsuit filed in Duval County, Florida by the Southern States Police Benevolent
Association ("Southern States PBA"). After fairness hearings were held, the
Florida Circuit Court gave final approval to that settlement on November 5,
2004. The other class action lawsuit filed against us by the National
Association of Police Organizations, Inc. ("NAPO"), in Lee County, Florida, was
voluntarily dismissed with prejudice on November 16, 2004.

Pursuant to the terms of the class action settlement with the Southern States
PBA, the warranty on the American Body Armor(TM) Xtreme(R) ZX vest (both NIJ threat level II and IIIA) has been reduced from 5 years to 2 1/2 years. In addition, every purchaser of an Xtreme(R) ZX vest has the option to exchange their vest for either a new ZX vest or any other vest of their choosing from the
American Body Armor(TM), Safariland(R) and PROTECH(TM) product lines plus a
$100.00 transferable rebate coupon applicable towards their next purchase of a vest. We have also made available on the American Body Armor website testing data, protocols and results relating to the testing of our vests. We also continue to test all of our Zylon(R)-containing vests, and if such testing demonstrates that the tested vests fail to perform in accordance with their warranties, we will implement an exchange program for those models on a reasonably comparable basis to the American Body Armor(TM) Xtreme(R) ZX exchange program outlined above. Zylon(R) fiber is made by Toyobo, a Japanese corporation, and is a ballistic fiber widely used in the entire body armor industry. A final report to the Duval County Court regarding implementation of the settlement, exchange of vests and on-going testing, will be filed on or before April 15, 2005. We are also voluntarily cooperating with a request received in December 2004 from the Department of Justice who is reviewing the entire industry's use of Zylon(R) fiber in bullet resistant vests.

It should be stressed that our vests are certified by the National Institute of
Justice, have never suffered any penetration in the field and continue to save lives and protect officers from injury. In fact, neither of the two resolved class action lawsuits alleged personal injuries of any kind.

Second Chance Body Armor, one of our competitors in the bullet-resistant market, licenses from Simula a certain patented technology which is used in some of the body armor it manufactures, but to our knowledge, no lawsuit has been brought against Second Chance based upon this licensed technology. Although Simula may be impacted by the pending suits filed against Second Chance regarding its
Zylon(R)-containing vests, the licensed technology is not specifically related to the use of Zylon(R) fiber. Any adverse resolution of these matters, however, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

INDUSTRY OVERVIEW

We participate in the domestic and international markets for military and commercial security products and armoring systems. Our Aerospace & Defense Group is a provider of military helicopter seating systems, aircraft and land vehicle armor systems, protective equipment for military personnel, mobile security systems used by militaries, MOLLE systems, OTVs, combat helmets and other technologies used to protect humans in a variety of life-threatening or catastrophic situations. Our Products Division manufactures and markets a broad range of high quality security products, equipment and related consumable items used by military, law enforcement, security and corrections personnel, and other first responders (e.g., fire and rescue personnel). Our Mobile Security Division manufactures and installs ballistic and blast protection armoring systems for commercial vehicles to protect against varying degrees of ballistic and blast threats that are used by government agencies, law enforcement personnel, corporations and private individuals. Increasingly, governments, militaries, businesses, and individuals have recognized the need for security products to protect them from the risks of terrorism, physical attacks and threats of violence.

The U.S. government has placed a high priority on fighting terrorism overseas and securing the homeland from future terrorist attacks. This effort has led many institutions within the government and private sector to redefine their strategies to protect against, respond to, and combat terrorism. The creation of the Department of Homeland Security is one significant step in a reformed and reorganized effort to make our homeland more secure and better able to respond in the event of an attack. The Bush Administration's fiscal 2005 budget request included $40.7 billion for homeland security spending. While it is impossible to quantify the effects that spending by the U.S. government on homeland security will have on our businesses, we expect to benefit to the extent that spending is allocated to increase the number of law enforcement personnel, to purchase security equipment and consumables used in equipping and training these personnel, and the armoring of vehicles.

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
This ensemble is made up of a soft armor vest for fragmentation protection
(using similar materials and design concepts to law enforcement vests) and hard, ceramic body armor plates, known as SAPI, inserted into the soft vest to provide rifle protection over vital organs. The concept was first deployed in a combat zone in Afghanistan with tremendous success measured in the reduction of life-threatening chest wounds. During the invasion of Iraq, front line U.S.
forces were widely equipped with the Interceptor system. The use of the
Interceptor system was extended to cover all deployed troops in the combat zone by order of the Secretary of the Army in mid-2003. Extensive procurement actions by the Army and Marines are underway to outfit all active, Reserve and National
Guard troops that could be deployed around the world. The market is substantial and is straining the capacity of the industry to support the need. The product has a life cycle in use and we expect there will be a sizable ongoing replacement market in the future. In 2000, the U.S. Special Forces developed a new combat helmet called the Modular Integrated Communications Helmet ("MICH")
which took advantage of new technologies. Today the US Army has adopted this helmet design as its standard and is planning to equip all soldiers with the helmet by the end of 2008.

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

INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL REVENUES

For information concerning our business segments and geographical revenues, please refer to Item 7 Management's Discussion and Analysis of Financial
Condition and Results of Operations and Note 13 to our Consolidated Financial
Statements included elsewhere in this report.

BUSINESS STRENGTHS

We believe that the following strengths are critical to our success as a leading provider of specialized security products, training and support services, human safety and survival systems and vehicle armor systems.

Long-Term Relationships with Government and Military Customers. We derive the majority of our revenues from domestic and foreign law enforcement, government and military customers. Over many years, we have developed strong relationships with military, law enforcement, security and corrections customers both in the
U.S. and overseas. We believe that our reputation and longstanding relationships with customers support our continued growth.

Sole-Source Provider of Up-Armored HMMWVs. We are the sole-source provider of up-armoring and have developed and own the proprietary technology for new
Up-Armored HMMWVs procured by the U.S. military. Since August 2001, we have furnished the up-armoring for approximately 5,400 Up-Armored HMMWVs to the U.S.
military. We are also currently under contract to provide spare parts, logistics and ongoing field support services for the U.S. military's Up-Armored HMMWV fleet. In addition, we have provided up-armoring of HMMWVs to a number of foreign military customers including Canada, Egypt, Slovenia and Israel.

Extensive Portfolio of Armor Kits for Military Trucks. The two predominant developers and manufacturers of mine blast and ballistic protection kits for military trucks over the last 10 years have been O'Gara-Hess & Eisenhardt and
Simula. With these two organizations together in our Aerospace & Defense Group, we are able to provide a complete portfolio of kit designs for light, medium and heavy trucks for the U.S. military and foreign militaries. We are also able to provide the complete capability of armor technologies, from basic steel armors to sophisticated ceramic/composite armor systems.

Sole-Source Provider of Aviation Safety Products. We are the sole-source provider for the following military crew seating systems: UH-60A/L and UH-60M
Black Hawk helicopter, MH-60S and MH-60R Sea Hawk helicopter, AH-1Z Cobra Venom attack helicopter, AH-64 Apache attack helicopter, UH-1Y Super Huey utility helicopter and the V-22 Osprey tilt-rotor aircraft. We are the sole-source provider for the C-17 centerline and side-wall fixed-wing military seating systems and are the sole-source supplier selected by the U.S. Air Force to develop a common wall-mounted troop seat for its C-130, C-141 and KC-135 aircraft. Additionally, we are sole-source provider of cockpit airbag systems for the UH-60 Black Hawk helicopter and the OH-58 Kiowa Warrior helicopter.

Leading Innovator in Load Carrying Equipment. Specialty Defense was the first producer of the US Army's MOLLE and continues to be the largest supplier of
MOLLE's to the US Government. This load carriage system has allowed the Army to adapt a single system to mission specific requirement of the individual soldier.
Our association with the MOLLE program resulted in the government making
Specialty Defense the sole licensee of the MOLLE technology for commercial application. The company has been able to use the MOLLE technology throughout its development of backpacks, chest harnesses, and accessories for military, tactical, and law enforcement markets..

Industry-leading Market Position in Body Armor. We manufacture body armor for the law enforcement community. Within the Armor Holdings family of companies resides industry-leading technology for the design and manufacturing of soft body armor designed to protect against handgun threats and, in some cases, other threats encountered in the line of duty. By virtue of the volume of soft armor produced by us, we have developed significant supply relationships with fiber and material suppliers that enable us to manage our costs and obtain proprietary materials, each of which gives us a market advantage. With the acquisition of
Simula and evolving product lines at PROTECH(TM), we are well positioned in the hard body armor plates market. The SAPI plates being manufactured at Simula and
PROTECH(TM) are in extremely high demand and are the primary body armor plates being procured by the U.S. Army and Marine Corps and some special police units to augment the soft vest to provide rifle protection. At Specialty Defense the company manufactures the Warrior Advanced Combat Helmet for the US Army, and US
Special Forces.

Valuable Brands with Leading Market Positions. Our products and brands are well established and have developed a reputation for high quality and dependability.
Due to the life-protecting nature of many of our products, customers prefer premium, well-recognized brands with quality reputations. We believe that our strong brand recognition attracts customer loyalty and repeat customer business and helps us establish leading market share positions with many of our product offerings.

Broad Portfolio of Products. Our broad product portfolio and our ability to offer that portfolio in both domestic and overseas markets result in a balanced revenue mix. Our broad array of security products and armor systems allows us to be a single-source provider of comprehensive solutions for our customers'
security needs. Cross selling among our products creates additional business opportunities and increases the value of our client relationships. We believe that we have superior technology and know-how, which enhance our efforts to develop new products.

Extensive Distribution Network. We market and deliver our products through an extensive network of approximately 260 domestic distributors and 200 international distributors, and through a sales force of approximately 40 representatives and specialists. We believe that we have one of the largest distribution networks of security products, which provides a foundation for our continued growth and expansion. The diversity of the markets we serve and the strength of our distribution relationships reduce our dependence on any particular product, market or customer.

World Leader in Vehicle-Armoring Systems. We have been the world leader in the vehicle-armoring systems market for over 50 years. Serving clients in some 80 countries on five continents, from U.S. President Truman in the 1940s, to a current list of over 60 heads-of-state and countless corporate leaders, we have defeated the threat of violence and delivered the highest level of protection to the most important people at the most critical times. We offer the industry's widest selection of protected vehicles, ranging from handgun protection against random street violence, all the way to protection against assault rifle ammunitions and even blast protection. Our product range includes armored passenger vehicles, Cash-In-Transit Vehicles and special purpose vehicles. We are a pioneer in developing ballistics performance standards, and maintain the world's largest commercial ballistics database. We have three state-of-the-art ballistic glass manufacturing facilities, located in the U.S. and Latin America.
Ballistic glass manufactured at these facilities meet the most stringent standards for esthetical quality and ballistic performance.

Experienced Management Team. Our management team brings extensive knowledge of our customers and a proven ability to effectively manage our operations. The core of our management team has been together as a group since 1996. Since then the team has been augmented through acquisitions in the area of engineering and research and development to provide the capability to develop a range of new products. In addition, our management has a proven record of identifying, executing and integrating strategic acquisitions into our business, including our largest acquisitions to date: Specialty Defense and Bianchi in 2004, Simula in 2003 and the O'Gara group of companies in 2001.

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

Expand Distribution Network and Product Offerings. We plan to leverage our distribution network by investing in the development of new and enhanced products that complement our existing offerings and by expanding our range of branded law enforcement equipment through the acquisition of security products manufacturers. We believe that a broader product line will further strengthen our relationships with distributors and enhance our brand appeal with military, law enforcement and other end users.

Increase Exposure to Military Programs. As the sole-source provider of
Up-Armored HMMWVs for the U.S. military, we believe that we are in a strong position to capture opportunities to provide armoring of additional vehicles for the U.S. Department of Defense. We believe the proven success of Up-Armored
HMMWVs in combat has led to increased interest in up-armoring other vehicles.
Examples include recent successful efforts to develop and supply armor kits for various types of light through heavy tactical trucks and the continued
relationship with the original equipment manufacturers to explore up-armoring opportunities for the U.S. Army's tactical vehicle fleet. We believe that the cost and time required to develop an alternative protection system increases the likelihood that we will maintain our sole source position on this program and capture additional programs.

Capitalize on Increased Homeland Security Requirements. The creation of the
Department of Homeland Security has increased the U.S. government's focus on strengthening the infrastructure of homeland security. Our Products Division is well positioned to provide security equipment and materials required by military, law enforcement and security personnel to combat terrorism, respond to attacks and counter homeland threats. Our Mobile Security Division is well positioned to provide armored vehicles for federal, state and local government agencies.

Pursue Strategic Acquisitions. Since January 1, 1996, we have completed 24 acquisitions, including Specialty Defense and Bianchi, and integrated the acquired businesses into our Aerospace & Defense Group, Products Division, and
Mobile Security Division. On November 19, 2004, we entered into a merger agreement pursuant to which we agreed to acquire Specialty Defense. On December
30, 2004, we entered into a merger agreement pursuant to which we agreed to acquire Bianchi. We will continue to seek opportunities to make value-based acquisitions that complement our business operations or expand our product offerings, improve our technology, provide access to new geographic markets or provide additional distribution channels and new customer relationships. We have historically taken a disciplined, value-based approach to evaluating acquisition opportunities, driven by a prudent use of our capital, rigorous due diligence standards and a targeted expected return on our investment.

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

We have completed 24 acquisitions in continuing operations since January 1,
1996. The following table sets forth information regarding each of these acquired businesses and their respective products:

                                            YEAR OF
      BUSINESS OR ASSETS ACQUIRED         ACQUISITION     DIVISION            PRIMARY PRODUCT CATEGORIES
      ---------------------------         -----------     --------            --------------------------

Bianchi International                         2004        Products            Duty Gear
The Specialty Group, Inc.                     2004        Aerospace &         Soldier Equipage
                                                          Defense
Kleen-Bore, Inc.                              2004        Products            Firearm Cleaning Kits
Vector Associates, Inc. (dba ODV, Inc.)       2004        Products            Narcotic Identification Kits
Hatch Imports                                 2003        Products            Specialty Gloves and Accessories
Simula                                        2003        Aerospace &         Human Safety and Survival Systems
                                                          Defense
911 Emergency Products                        2002        Products            Warning and  Emergency  Lighting,  Safety
                                                                              Products
Trasco Bremen                                 2002        Mobile Security     Commercial Vehicles
B-Square                                      2002        Products            Firearm Accessories
Foldable Products Group                       2002        Products            Safety Products
Evi-Paq                                       2002        Products            Forensics
Speedfeed                                     2002        Products            Firearm Accessories
Identicator                                   2001        Products            Forensics
O'Gara-Hess & Eisenhardt Companies            2001        Aerospace &         Commercial and Military Vehicles
                                                          Defense and
                                                          Mobile Security
Guardian Products                             2001        Products            Less Lethal Products
Monadnock Lifetime Products                   2000        Products            Police Batons
Lightning Powder                              2000        Products            Forensics
Break Free                                    2000        Products            Weapons Maintenance Products
Safariland                                    1999        Products            Duty Gear
Federal Laboratories                          1998        Products            Less Lethal Products
Protech Armored Products                      1998        Products            Hard Armor
Supercraft Limited                            1997        Products            Military Apparel & Outerwear
Defense Technology                            1996        Products            Less Lethal Products
NIK Public Safety                             1996        Products            Forensics

RECENT DEVELOPMENTS

Bianchi International Acquisition

On December 30, 2004, we acquired all of the outstanding stock of Bianchi
International ("Bianchi") for $60 million in cash. Bianchi is a manufacturer and supplier of duty and concealment holsters, belts and accessories under the
Bianchi(R) brand name used primarily by law-enforcement, private security and military personnel. A supplier of the SPEAR rucksack system for U.S. Special
Operations Forces, Bianchi is also a market leader in the commercial market for medium and large technical internal frame backpacks and high-end daypacks, satchels and carrying cases under the Gregory(R) brand name.

The Specialty Group, Inc. Acquisition

On November 18, 2004, we acquired all of the outstanding stock of The Specialty
Group, Inc. ("Specialty Defense") for $92 million in cash, which includes the assumption of certain outstanding debt. Specialty Defense, based in Dunmore,
Pennsylvania, is a supplier to military and law enforcement customers in the
United States and overseas. Specialty Defense manufactures, among other things,
MOLLE systems, OTVs and Warrior Helmets. Specialty Defense's core products are made of Kevlar(R) and heavy-duty nylon fabric and webbing and require special cutting and sewing techniques. Specialty Defense is currently the largest supplier of MOLLE systems for the U.S. Army. The MOLLE system consists of a modular rucksack with removable compartments and components and a fighting load vest with removable pockets for the Rifleman, Pistol, Squad Automatic Weapon
Gunner, Medic and Grenadier configurations. Specialty Defense manufactures OTVs, which, when used with SAPI plates, provide enhanced armor protection for U.S.
armed forces against mines, grenades, mortar shells, artillery fire and rifle projectiles. Specialty Defense is one of the three largest suppliers of Warrior
Helmets for the U.S. Army. Specialty Defense also manufactures NATO PASGT helmets, the Advanced Combat Vehicle Crewman helmet and the Warrior Helmet (the
U.S. Army's next generation helmet), along with related liners and accessories.

PRODUCTS

AEROSPACE & DEFENSE GROUP

We are a provider of ballistic and blast protection-armoring systems for military vehicles, armored helicopter seating systems, other safety and armoring systems for military aircraft, and protective equipment for military personnel, as well as other technologies used to protect humans in a variety of life-threatening or catastrophic situations. Our military vehicular and aircraft products are deployed on a wide range of high-profile military platforms including, among others, the HMMWV and the AH-64 Apache and UH-60 Black Hawk helicopters. Our body-worn personnel protection equipment is used by the U.S.
Army, Marine Corps, and Air Force Special Operations Forces. Primary customers include the U.S. military, Boeing, Sikorsky, Bell Helicopter, Oshkosh Truck,
General Motors and the U.S. Coast Guard.

Vehicle Products. Our expertise in military vehicle safety systems focuses on armor kits for tactical vehicles and ballistic armor systems for combat vehicles. We are the sole-source provider to the U.S. military of Up-Armored
HMMWVs. The HMMWV chassis is produced by AM General Corporation and shipped directly to our facility in Fairfield, Ohio, where up-armoring components are added. The Up-Armored HMMWVs provide exterior protection against various levels of armor piercing ammunition, overhead airburst protection and underbody blast protection against anti-tank and anti-personnel mines. In addition, we install other features designed to enhance crew safety, comfort and performance, such as air conditioning, weapon turrets and mounts, door locks and shock absorbing seats. We also supply engineering design and prototype services in support of the Up-Armored HMMWV program, and supply spare parts and logistics and ongoing field support services. None of our contracts with the U.S. military have a minimum purchase commitment and the U.S. military generally has the right to cancel its contracts unilaterally, at its convenience.

Our experience in high-performance, lightweight armor for aircraft has enabled us to build a business around armoring thin-skinned vehicles for priority missions during peacekeeping operations. Work in this area includes ballistic and mine-blast kits for HMMWVs, 5-ton trucks, and heavy transport trucks all of which are being produced in our Phoenix, Arizona facility. We are currently under contract to supply armor kits for HMMWVs and for four platforms of heavy transport trucks. We also supply engineering design and prototype services in support of the kit programs, and supply spare parts and logistics and ongoing field support service. Our main customers for these kits are the U.S. Army and
Marine Corps. Our military vehicle armor business also includes production armor kits for the ASV (Armored Security Vehicle) - a small armored personnel carrier used by military police in a peacekeeping role. Similar armor kits are also provided for the U.S. Army's Stryker vehicle and we produce armored and sealed truck cabs for the HIMARS (High Mobility Artillery Rocket System). In addition, as a defense subcontractor, we produce various other armor systems including armor for fuel containers, missile launchers and pilot protection.

Aviation Safety Systems. Our core capabilities and technologies in the aircraft safety market include protective seating, inflatable restraints, and armor. We have been a major supplier of crash-resistant, energy-absorbing seating systems for military helicopters and other military aircraft to various branches of the
U.S. military and its prime defense contractors, and foreign customers.

We currently supply a substantial portion of the new and replacement crew seating systems for U.S. military helicopters many of which incorporate our armor systems. We are the sole supplier of crew seats for 14 different helicopter models and other variants of these aircraft including the AH-64
Apache attack helicopter, UH-60 Black Hawk utility helicopter, SH-60 Sea Hawk
ASW helicopter, ASW and Transport helicopters, Italy's EH101 MMI ASW and
Transport helicopters, Canada's CH-149 Cormorant Search-and-Rescue helicopter, and Norway's Sea King Multi-role helicopter. Our customer base includes, among others, Boeing Helicopters, Sikorsky Aircraft Corporation and Bell Helicopter
and we also supply crew seats directly to various agencies of the U.S.
Department of Defense and various foreign militaries. We also manufacture troop seats for both helicopters and fixed-wing aircraft including the C-17
Globemaster. Our expertise in helicopter crash safety led to the development of cockpit airbag systems for the U.S. Army. Our role has evolved into the position of a helicopter cockpit system integrator incorporating airbags, gas generators and three-dimensional crash sensors.

Military Personnel Safety Systems and Equipment. Our core products in personnel safety and equipment include ballistic body armor, helmets, load-carrying gear, emergency bailout parachutes and other survival equipment. Our military body armor business includes a range of hard armor plates used in conjunction with soft vests to minimize injury from handgun and rifle bullets and fragments from explosive warheads. The primary product in this line is the SAPI plate which has now become a standard item for all U.S. Army and Marine Corps ground troops.

We also design and manufacture equipment for military personnel including ballistic vests, helmets, and load carrying products. Through our Specialty
Defense subsidiary, we are a major supplier of soft ballistic vests to our military customers and have produced various vest types for ground troops, combat vehicle crewman, and airmen. Today, we are one of three suppliers of the
Interceptor OTV Program. Specialty Defense has also been an innovator in ballistic composite helmet manufacturing since the military's transition from steel helmets in the 1980's. Today, we manufacture several versions of the
PASGT, CVC, and Warrior (ACH) helmets which allow us to tailor our helmets to our customers' needs. We are also one of the largest domestic manufacturers of heavy weight fabric equipment. We currently supply the U.S. Military with the
MOLLE, Large Field Pack with Internal Frame and a variety of tactical chest rigs.

Additionally, we manufacture parachute systems including our Thin-Pack Parachute which incorporates patented environmental sealing technology which reduces repackaging and maintenance costs and extends the service life of the parachute.
We have also developed a line of flotation collars that are designed to provide additional buoyancy for a person that enters water in an emergency that can fit a wide range of applications. Our flotation collars have been adopted by the
U.S. Navy, U.S. Marine Corps and the U.S. Air Force.

Technology Development and Licensing. An important part of our business is a growing portfolio of licensed technologies. Our principal licenses include soft armor and a patented family of transparent polymers. Our patented and proprietary transparent plastics are high-strength, impact resistant, lightweight and dye compatible which possess the ability to withstand extreme temperatures and chemical attack. Potential uses for such materials include transparent armor, laser protection, aircraft canopies, high performance windows for aircraft and automobiles, industrial and protective lenses and visors, medical products and sun, sport and ophthalmic lenses.

ARMOR HOLDINGS PRODUCTS

Body Armor. We manufacture and sell a wide array of armor products under the leading brand names American Body Armor(TM), Safariland(R), ArmorWear(R) and
PROTECH(TM) Tactical that are designed to protect against bodily injury caused by bullets, knives and explosive shrapnel. Our principal armor products are ballistic resistant vests, sharp instrument penetration armor, hard armor such as shields and upgraded armor plates, blast suppression blankets and bomb protective gear. Our line of ballistic protective vests provides varying levels of protection depending upon the configuration of ballistic materials and the standards (domestic or international) to which the armor is built. We primarily sell ballistic resistant concealable vests, under the brand names Xtreme(R),
Impulse(TM), Matrix(R), and Zero-G(R). Our body armor products that are manufactured in the United States are certified under guidelines established by the National Institute of Justice. We also manufacture body armor in Manchester,
England that is certified under various international standards.

We offer three types of body armor, concealable, corrections and tactical armor.
Concealable armor, which generally is worn beneath the user's clothing, is our basic line of body armor. Tactical and corrections armor is typically worn externally and is designed to provide protection over a wider area of a user's body and defeat higher levels of ballistic or sharp instrument threats. Tactical vests, which are usually manufactured with hard armor ballistic plates that provide additional protection against rifle fire, are designed to afford the user maximum protection and may be purchased with enhanced protection against neck and shoulder injuries. Tactical armor is offered in a variety of styles, including tactical assault vests, floatation vests, high coverage armor and flak jackets. We market our tactical vests under the Trimax, TAC 6 and RPM brand names.

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

We also distribute a variety of items manufactured by others, including helmets, goggles, and face shields for protection from blunt trauma and explosive shrapnel.

Duty Gear. We are a leading supplier of holsters, belts and accessories for law enforcement, commercial and military customers worldwide. Uniformed and plain clothes officers require an assortment of duty gear, which typically include items such as belts, security holsters, handcuff cases, and flashlight holders.
We manufacture and sell duty gear and commercial offerings under the widely recognized Safariland(R) and Bianchi(R) brands, which include Nylok(R),
Safari-Laminate(TM), AccuMold(R), AccuMold(R) Elite(TM), and Ranger(TM), as well as traditional, high quality leather.

Less-Lethal Products. Under the Defense Technology/Federal Laboratories(R),
First Defense(R), MACE(R) for Law Enforcement and Guardian(TM) brands, we manufacture and sell a complete line of less-lethal, anti-riot and crowd control products designed to assist law enforcement and military personnel in handling situations that do not require the use of deadly force. These products, which generally are available for use only by authorized public safety agencies, include pepper sprays, tear gas, specialty impact munitions and diversionary devices. We also market and distribute gas masks to law enforcement and public safety agencies in the United States.

We hold an exclusive license to use the MACE(R) brand in connection with the manufacturing and sale of MACE(R) aerosol sprays to law enforcement entities worldwide. We also manufacture pepper sprays with a patented formula under the brand name First Defense(R). The products range from small "key-ring" and hand held units to large volume canisters for anti-riot and crowd control applications. We also manufacture a wide range of specialty impact munitions that can be used against either individual targets or in anti-riot and crowd control situations.

Tactical Products; Structural Armor Systems. We manufacture hard armor products under the PROTECH(TM) brand name. PROTECH(TM) products include ballistic shields and other personnel protection accessories and armor products for aircraft, automobiles and riot control vehicles.

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

Other protective and law enforcement equipment. We design, manufacture, assemble, distribute and market a number of other protective and law enforcement equipment including portable narcotic identification kits; evidence collection equipment; finger print products and related specialized products; batons of wood, alloy steel, acetate, aluminum and polycarbonate products; various firearm accessories such as non-destructive, non-gunsmith mounts as well as synthetic stocks and forends; aluminum and steel firearm sight mounts, tools and accessories; firearms cleaning kits and related accessories; synthetic based lubricants, cleaners and preservative compounds; emergency lighting products using LED technology; strong, lightweight and compact ladders designed to be deployed quickly in emergency situations; high quality gloves, tactical eyewear and other protective gear. These products are primarily used by patrol officers, detectives, correction officers, other law enforcement personnel, the military, federal agencies, and sporting goods and industrial markets. These products are marketing under several well known brand names such as ODV(TM), NIK(R),
NarcoTest(R), NarcoPouch(R), Identicator(R), Lightning Powder(R), Evi-Paq(R),
Monadnock(R), Speedfeed(R), B-Square(R), Kleen-Bore, 911EP(R), Exo-Tech(TM),
Specialist(R), Operator(R), Centurion(TM), Hatch(R), and Thermal-Air(TM). We
also are a market leader in medium and large internal frame backpacks with our
Gregory(R) brand of retail high-end sporting goods products.

ARMOR MOBILE SECURITY

Commercial Products. We provide armor systems with ballistic and blast protection for a variety of vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles. We manufacture these systems under the highly recognized and respected brand names of
O'GARA-HESS & EISENHARDT ARMORING COMPANY(TM), ARMOR MOBILE SECURITY FRANCE,
ARMOR MOBILE SECURITY GERMANY (TRASCO(TM)) and IMPAK(TM). The commercial vehicle armoring process begins with the disassembly of a new base vehicle. This disassembly normally involves the removal of the interior trim, seats, doors and windows. The passenger compartment then is armored with both opaque and transparent armor. Other features, such as run flat tires and anti-explosive fuel tanks, may also be added. Finally, the vehicle is reassembled as close to its original appearance as possible. The entire conversion process results in a low profile, integrated ballistic protective system. Our relationship with various vehicle manufacturers has been valuable in allowing us to offer our customers certain vehicles which maintain the original warranties issued by the vehicle manufacturer.

We produce fully armored vehicles and light armored vehicles. We also offer blast protection for specific vehicles by enhancing the ballistic and underbody protection with proprietary materials and installation methods that protect the occupants against a defined blast threat.

Fully armored vehicles also include parade cars, which are formal limousines used predominantly for official functions by a president or other head of state.
These vehicles are usually customized based upon a commercially available chassis, which we essentially rebuild completely. Because the threat of organized assassination attempts is greater for heads of state, these vehicles normally incorporate more sophisticated protection features. These features can include supplemental air and oxygen systems, air purification systems to protect against chemical or biological contamination, underbody fire suppressant systems, tear gas launchers, anti-explosive self-sealing fuel tanks, electric deadbolt door locks, gun ports and bomb scanners.

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

CUSTOMERS

Aerospace & Defense Group. In 2004, our Aerospace & Defense Group sold approximately 99.4% of its products in North America, with the balance sold internationally. Sales of Aerospace & Defense Group products to all branches of the United States military and its prime contractors such as AM General, Boeing,
Sikorsky Aircraft and Stewart & Stevenson represented approximately 92.6% of the
Aerospace & Defense Group's revenue. The Aerospace & Defense Group's businesses have relied to a great extent on relatively few major customers, although 2004 saw the development of additional major users of Aerospace & Defense Group products within their existing customer base (e.g. other users within the U.S.
Army). We believe that historical customers, such as the U.S. Army and other branches of the U.S. military, to whom we have supplied products for approximately 25 years, will continue to be major customers. Current commercial and licensing customers include Boeing, Bell Helicopter Textron, Second Chance
Body Armor, PPG Industries, Intercast Europe, and Avon Rubber Company. The loss of or significant reduction in sales to a major customer could potentially have a material adverse effect on our business, operations and financial condition.

The market for military hardware products is worldwide in scope, including the
U.S. military and foreign defense forces. The primary contract for delivery of
Up-Armored HMMWVs is with the U.S. military, although smaller quantities are also sold overseas. The primary contracts for the armor kit programs are with the U.S. military. Our Aerospace & Defense Group also serves as a subcontractor to provide ballistically armored and sealed truck cabs for HIMARS for use by the
U.S. Army and the U.S. Marine Corps, a program that transitioned to low rate initial production in 2003 and continued in 2004.

Products Division. In 2004, the Products Division sold approximately 80.7% of its products in North America, with the balance sold internationally. The primary end users of the Products Division's products are federal, state and local law enforcement agencies, local police departments, state corrections facilities, U.S. and allied militaries, highway patrols and sheriffs'
departments. The Products Division's security products are marketed through an extensive network of approximately 260 domestic distributors and 200 international distributors, and through a sales force of approximately 40 representatives and specialists under brand names that are well established in the military and law enforcement communities. Our Gregory(R) brand of products are sold primarily in North America and such sales represent approximately 50%
of Gregory sales.

Mobile Security Division. In 2004, the Mobile Security Division sold approximately 20.2% of its products in North America, with the balance sold internationally. The Mobile Security Division's armored commercial vehicle customers include governmental and private buyers who purchase both fully and light-armored vehicles. Governmental buyers and foreign royalty are also customers for parade cars. Typically, governmental buyers consist of ministries of foreign affairs, defense and internal affairs and offices of presidential security. These customers are not constrained in their purchasing decisions by considerations such as import duties and taxes and are free to search globally for the best product available. The procurement cycles of governmental buyers can range from relatively rapid, when the vehicles are for the use of the head of state or in response to a particular crisis, to prolonged highly documented bids and evaluations for normally budgeted items. Private customers for armored commercial vehicles include corporations and individuals. Private buyers tend to be more price-sensitive and will often purchase locally manufactured vehicles to reduce taxes and avoid import duties. Local servicing of the vehicle is also a critical concern to private buyers. Customers for cash-in-transit vehicles are generally companies that provide cash-in-transit services to financial institutions. Purchasing decisions for cash-in-transit vehicles depend on many criteria including insurance, regulatory requirements and costs, and whether the financial institution is private or governmental.

Approximately 65.3% of our revenues were from our ten largest customers for the year ended December 31, 2004 ("fiscal 2004"). Approximately 60.7% of our revenues came from U.S. military contracts. Our Aerospace & Defense Group's ten largest customers accounted for approximately 93.9% of Aerospace & Defense Group revenues for Fiscal 2004. The Products Division's ten largest customers accounted for approximately 26.6% of total revenues of the Products Division for fiscal 2004. The Mobile Security Division's ten largest customers accounted for approximately 43.6% of total revenues of the Mobile Security Division for fiscal
2004. Military and governmental contracts generally are awarded on a periodic or sporadic basis. If the Aerospace & Defense Group were to lose the Up-Armored
HMMWV contract, which continues through June 2008, our financial performance would experience a material adverse effect.

MARKETING AND DISTRIBUTION

Aerospace & Defense Group. Most of the Aerospace & Defense Group's products are distributed as a component supplier to original equipment manufacturers ("OEMs")
or as a direct contractor to the U.S. Government. The products are built to order. We do not directly serve mass consumer markets and supply directly from manufacturing facilities. Thus, the distribution of the Aerospace & Defense
Group's products does not involve significant inventory, warehousing or shipping methodologies.

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

The Aerospace & Defense Group emphasizes its ability to develop new products, or product adaptations, quickly and more cost effectively than traditional defense contractors. In marketing its products to the military, the Aerospace & Defense
Group places strong emphasis on its superior antitank and antipersonnel mine protection for the occupants of tactical wheeled vehicles. We market our military products through a combination of trade show exhibitions, print advertising in military-related periodicals and direct customer visits. We emphasize the cross-marketing of military and commercial products, which we believe strengthens the image of each product group. We have also entered into exclusive teaming and joint marketing agreements with various prime contractors in connection with the Up-Armored HMMWV and up-armoring for HIMARS and Family of
Medium Tactical Vehicles ("FMTV") for sales in domestic and international military and commercial areas. Such agreements allow us to benefit from the prime contractor's marketing network and save on certain selling costs.

Additionally, the Aerospace & Defense Group focuses on the individual warrior
(Soldier, Marine, Seaman, and Airman). This focus area for the company encompasses those programs where products are worn or carried by the individual which increases their survivability and mobility. Current programs include the
OTV, MOLLE, and the Warrior/Advanced Combat Helmet (ACH). We take a proactive approach in addressing the needs of the Department of Defense in this area through active corporate involvement in the New Equipment Training (NET)
programs, participation in events which focus on the individual warrior, and having a close working relationship with the Program Executive Office (PEO) for individual equipage.

Our military sales activities are directed toward identifying contract bid opportunities with various U.S. government agencies and prime contractors.
International sales are made through the Department of Defense's Foreign
Military Sales Program and directly to foreign military organizations. We have three full time business development vice presidents who are responsible for this activity and have contractual arrangements with several outside consultants who assist the business development vice presidents in their activities.
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

We have designed comprehensive training programs to provide initial and continuing training in the proper use of our various products. These training programs, offered by The Armor(R) Training Academy, are typically conducted by trained law enforcement and military personnel that we hire for such purposes.
Training programs are an integral part of our customer service and product trial and certification strategies. In addition to enhancing customer satisfaction, we believe that training also helps breed customer loyalty and brand awareness/useage. Moreover, many of our products are consumable and used in training, which generates replacement orders. Our marketing efforts are further augmented by our involvement with and support of several important law enforcement associations, including the National Tactical Officers Association, the International Law Enforcement Firearms Instructors, the American Society of
Law Enforcement Trainers, The FBI National Academy Associates and the
International Association of Chiefs of Police.

Introduced in 2004, the APEX (Award for Performance Excellence) program continues to strengthen our relationships with our law enforcement distributors.
The distributors benefit from their association with us due to the quality of our products, the scope of our product line, the high degree of service we provide and the distributors' opportunity to participate profitably in the sale of our products. We continually seek to expand our distribution network. As we identify and acquire businesses that fit strategically into our existing product portfolio, we maximize our distribution network by offering additional products, accessing new customers and penetrating new geographic markets. We also sell a selected number of civilian products into mass merchandise and sporting goods stores via a network of national sporting goods wholesalers. These products include concealment holsters, hunting and sports shooting accessories, cleaning equipment and pepper spray products.

We also sell a broad range of sporting and outdoor recreational products into big box, mass merchandise sporting goods stores, and outdoor specialty stores.
Depending on the product line we sell via our network of national and international sporting goods wholesalers or dealer direct. These products include concealment holsters, sporting holsters, hunting and shooting accessories, cleaning equipment, pepper spray products, fanny packs, accessory pouches and back packs.

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
Kleen-Bore.com and B-Square.com are also e-commerce sites for select channels of distribution and customers. Our Armor Forensics products may also be purchased on-line at redwop.com.

Mobile Security Division. On a worldwide basis, the Mobile Security Division employs approximately 35 full-time sales professionals. These employees operate out of Washington, D.C.; Fairfield, Ohio; Sao Paulo, Brazil; Lamballe, France;
Mexico City, Mexico; Bogota, Colombia; Bremen, Germany, Geneva, Switzerland and
Caracas, Venezuela. All personnel have a geographic and/or product-specific responsibility. In most cases, the sales personnel also recruit and maintain sales agents or distributors. The agents or distributors have geographic and product specific agreements, and compensation in most cases is based on a commission arrangement. Sales personnel use a consultative approach when offering solutions to customers' security problems. Sales cycles for commercial physical security products can range from several months to a matter of days, depending upon the product and the urgency associated with the security problem being addressed.

PRODUCT MANUFACTURING AND RAW MATERIALS

The Aerospace & Defense Group's production and manufacturing consist principally of the molding of armor and composite materials, ceramic tile cutting and grinding, adhesive bonding, sewing, component fabrication, and final assembly.
The Aerospace & Defense Group outsources substantial quantities of machining, metal fabrication and welding. Our manufacturing capability features computer-integrated manufacturing programs which, among other things, schedule and track production, update inventories, and issue work orders to the manufacturing floor. All products manufactured must meet rigorous standards and specifications for workmanship, process, raw materials, procedures, and testing, and in some cases regulatory requirements. Products are functionally tested on a sample basis as required by applicable contracts. Customers, and in some cases the United States government as the end user, perform periodic quality audits of the manufacturing process. Certain customers, including the United States government, periodically send representatives to our facilities to monitor quality assurance. The Aerospace & Defense Group's operations are certified to the ISO Standard by AS9001 and ISO 9001:2000 by British Standards Institution,
Inc. ("BSI").

The raw materials used in manufacturing ballistic resistant garments and up-armored vehicles include various ballistic fibers such as Kevlar(R), Twaron,
SpectraShield(R), Zylon(R) and Z-Shield(R). Kevlar(R) is a patented product of
E.I. du Pont de Nemours Co., Inc. ("Du Pont") and is only available from Du Pont and its European licensee. We purchase Twaron, SpectraShield(R), Dyneema(R),
Zylon(R) and Z-Shield(R) fibers directly from the manufacturers, and from weaving companies who convert the raw fibers into ballistic fabric. We believe that we enjoy a good relationship with these suppliers. However, if necessary, we believe that we could readily find replacement weavers. We also use
SpectraShield(R), Dyneema(R) and Kevlar(R) in our hard and vehicle armor products. Additionally, we use polycarbonates, acrylics, ballistic quality steel, aluminum, ceramics, and ballistic glass. We are aware of multiple suppliers for these materials and would not anticipate a significant impact if we were to lose any suppliers.

We purchase other raw materials used in the manufacture of our various products from a variety of sources and additional sources of supply of these materials are readily available. We also own several molds, which are used throughout our less-lethal product line.

We adhere to strict quality control standards and conduct extensive product testing throughout our manufacturing processes. Raw materials are also tested to ensure quality. We have obtained ISO 9001 certification for our Wyoming manufacturing facility for less-lethal products, our facility in Pittsfield,
Massachusetts for hard armor products, and our facility in Ontario, California for body armor and duty gear holsters and accessories. We have obtained ISO 9002 certification for our Manchester, England manufacturing facility for body armor and high visibility garments. ISO standards are promulgated by the International
Organization of Standardization and have been adopted by more than 100 countries worldwide. We obtain ISO certification by successfully completing an audit certifying our compliance with a comprehensive series of quality management and quality control standards.

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

BACKLOG

Aerospace & Defense Group. At December 31, 2004, our Aerospace & Defense Group
had unfilled customer orders of approximately $723.7 million. Approximately
$247.5 million of these orders will ship in the first quarter of 2005.

Products Division. At December 31, 2004, the Products Division had unfilled customer orders of approximately $26.9 million. Substantially all of these orders will ship in the first quarter of 2005.

Mobile Security Division. At December 31, 2004, the Mobile Security Division had
unfilled customer orders of approximately $58.3 million. Approximately $34.3 million of these orders will be shipped in the first quarter of 2005.

COMPETITION

Aerospace & Defense Group. The market for our Aerospace & Defense Group's products and services are highly competitive. Numerous suppliers compete for government defense contracts as prime contractors or subcontractors. Competition relates primarily to technical know-how, cost, and marketing efforts. The competition for government contracts relates primarily to the award of contracts for the development of proposed products. Contracts for supply of products primarily tends to follow the development contracts because of the extensive investment necessary to develop and qualify new products. Our military product lines in armor, parachutes, crash-resistant military seating and flotation collars have a number of competitors, with none dominating the market. Our competitive strategy is to be a technology innovator and strategic partner to first tier suppliers and OEMs. Our present or future products could be rendered obsolete by technological advances by one or more of our competitors or by future entrants into our markets. There are a large number of companies that provide specific armoring packages for tactical wheeled vehicles, helicopters and selected other military applications.

Products Division. The market for our law enforcement products is highly competitive and we compete with competitors ranging from small businesses to multinational corporations. For example, in the body armor business, we compete by providing superior design, engineering and production expertise in our line of fully-integrated ballistic and blast protective wear. Our principal competitors in this market niche include Point Blank Body Armor, Inc. and Second
Chance Body Armor, Inc. as well as several international competitors on a region-by-region basis. In the less-lethal product industry, we compete by providing a broad variety of less-lethal products with unique features and formulations, which, we believe, afford us a competitive advantage over our competitors. The principal competitive factors for all of our products are quality of engineering and design, reputation in the industry, production capability and capacity, price and ability to meet delivery schedules.

Mobile Security Division. The market for the Mobile Security Division's products and services is highly competitive. We compete in a variety of markets and geographic regions, with competitors ranging from small businesses to multinational corporations. We believe that our design, engineering and production expertise in providing fully integrated ballistic and blast protected vehicles gives us a competitive advantage over those competitors who provide protection against only selected ballistic threats.

A number of vehicle armorers in Europe, the Middle East and Latin America armor primarily locally manufactured automobiles. In the U.S. and in Latin America, we have a variety of different competitors. In the high-end luxury sedan market we compete with OEMs, as well as a variety of small independent automotive integrators such as Carat Duchatelet in Europe. The principal competitive factors are price, quality of engineering and design, production capability and capacity, ability to meet delivery schedules and reputation in the industry.

EMPLOYEES

As of January 1, 2005, we have a total of approximately 4,325 employees, of which approximately 1,573 were employed in the Aerospace & Defense Group, approximately 1,694 in the Products Division, approximately 1,042 in the Mobile
Security Division, and 16 in our corporate headquarters.

Approximately 27 employees in Armor Products International, our UK subsidiary, are represented by the General Municipal Boilermaker and Allied Trade Union.
Approximately 41 employees in O'Gara-Hess & Eisenhardt de Mexico, S.A. de C.V.,
our Mexico subsidiary, are represented by Sindicato Progresista "Justo Sierra"
de Trabajadores de Servicios de la Republica Mexicana. Approximately 30
employees in O'Gara-Hess & Eisenhardt do Brazil, our Brazil subsidiary, are represented by a union. Approximately 12 employees in O'Gara-Hess & Eisenhardt
France S.A., our France subsidiary, are represented by C.F.D.T. Approximately
181 employees in Trasco-Bremen, our Germany subsidiary, are represented by IG
Metall, Bezirk Kuste. None of our remaining employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee related slowdowns and believe that the relationship with our employees is good.

RESEARCH AND DEVELOPMENT

We view our research and development efforts as critical to maintaining a leadership position in the security products and vehicle armoring markets. The continuously evolving threats of today demand the advancement and application of state-of-the-art technology to ensure proper protection of our customers. Our research and development occurs primarily under fixed-price or cost-plus, government funded contracts as well as Company-sponsored efforts. We seek to offer superior quality and advanced products and systems to our customers at competitive prices. To achieve this objective, we engage in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of our existing products. We also design and develop new products in an ongoing effort to anticipate and meet our customers' evolving needs.

We have a centrally managed research and development function. We employ approximately 100 scientific, engineering and other personnel to improve our existing product lines and to develop new products and technologies in the same or related fields. To maximize efficiency, we utilize important relationships with outside testing laboratories, companies and often times our key clients.

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
LABORATORIES(R), DEF-TEC PRODUCTS(TM), DISTRACTION DEVICE(R), FEDERAL
LABORATORIES(R), FERRET(R), FIRST DEFENSE(R), IDENTICATOR(R), IDENTIDRUG(R),
IMPAK(TM) LIGHTNING POWDER(R), MONADNOCK(R), NIK(R), O'GARA-HESS & EISENHARDT
ARMORING COMPANY(R), PROTECH(TM), QUIKSTEP LADDERS(TM), SAFARILAND(R),
SAFARILAND DESIGN(R), ARMORWEAR(R), SPEEDFEED(R), 911EP and DESIGN(R), MOBILE
DEFENDER(TM), SIMULITE(R), REINVENTING THE TECHNOLOGY OF SAFETY(R), SIMULA
SAFE(TM), PROTECTING PEOPLE IN MOTION(R), DURACHUTE(R), CLEARGARD(R), ODV(TM),
O'GARA(TM), KLEEN-BORE(TM), SPECIALTY(R), GREGORY(R), BIANCHI(R), NYLOK(R),
SAFARI-LAMINATE(TM), ACCUMOLD(R), ACCUMOLD ELITE(TM), RANGER(TM) and
PEACEKEEPER(R). We also have an exclusive license to use the MACE(R) trademark in the law enforcement market and a non-exclusive license to use the FLEX-CUF(R)
trademark. Although we do not believe that our ability to compete in any of our product markets is dependent solely on our patents and trademarks, we do believe that the protection afforded by our intellectual property provides us with important technological and marketing advantages over our competitors. Although we have protected our technologies to the extent that we believe appropriate, the measures taken to protect our proprietary rights may not deter or prevent unauthorized use of our technologies. In other countries, our proprietary rights may not be protected to the same extent as in the United States.

GOVERNMENT REGULATION

We are subject to federal licensing requirements with respect to the sale of some of our products in foreign countries. In addition, we are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our operations and workplace, including regulations promulgated by, among others, the U.S. Departments of Commerce,
State and Transportation, the Federal Aviation Administration, the U.S.
Environmental Protection Agency and the U.S. Bureau of Alcohol, Tobacco and
Firearms. The U.S. Bureau of Alcohol, Tobacco, and Firearms also regulate our manufacturing of certain destructive devices and the use of ethyl alcohol in certain products. We also ship hazardous goods, and in doing so, must comply with the regulations of the U.S. Department of Transportation for packaging and labeling. Additionally, the failure to obtain applicable governmental approval and clearances could adversely affect our ability to continue to service the government contracts we maintain. Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. We are also subject to routine audits to assure our compliance with these requirements. We have become aware that we were not in full compliance with certain regulations governing the export of equipment and related technology used for military purposes that are applicable to some of our products. We are currently in compliance with such regulations and have undertaken steps to help ensure compliance in the future. We do not believe that such noncompliance will have a material adverse effect on our business. In addition, a number of our employees involved with certain of our federal government contracts are required to obtain specified levels of security clearances. Our business may suffer if we or our employees are unable to obtain the security clearances that are needed to perform services contracted for the
Department of Defense, one of our major customers. Our failure to comply with these contract terms, rules or regulations could expose us to substantial penalties, including the loss of these contracts and disqualification as a U.S.
government contractor.

Like other companies operating internationally, we are subject to the Foreign
Corrupt Practices Act and other laws which prohibit improper payments to foreign governments and their officials by U.S. and other business entities. We operate in countries known to experience endemic corruption. Our extensive operations in such countries create the risk of an unauthorized payment by one of our employees or agents which would be in violation of various laws including the
Foreign Corrupt Practices Act. Violations of the Foreign Corrupt Practices Act
may result in severe criminal penalties which could have a material adverse effect on our business, financial condition and results of operations.

ENVIRONMENTAL LAWS AND REGULATIONS

We are subject to federal, state, and local and foreign laws and regulations governing the protection of the environment and human health, including those regulating discharges to the air and water, the management of wastes, and the control of noise and odors. While we always strive to operate in compliance with these requirements, we cannot assure you that we are at all times in complete compliance with all such requirements. We are subject to potentially significant fines or penalties if we fail to comply with environmental requirements and we do not currently carry insurance for such noncompliance events. Although we have made and will continue to make capital expenditures in order to comply with environmental requirements, we do not expect material capital expenditures for environmental controls in 2005. However, environmental requirements are complex, change frequently, and could become more stringent in the future. Accordingly, we cannot assure you that these requirements will not change in a manner that will require material capital or operating expenditures or will otherwise have a material adverse effect on us in the future.

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
Materials we file with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission's Public Reference Room at 450
Fifth Street, NW, Washington, D.C. 20549. You may obtain information on the operation of the Securities and Exchange Commission's Public Reference Room by
calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities
and Exchange Commission also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at
www.sec.gov. Any requests for the foregoing documents from us should be made in writing to Philip A. Baratelli, our Corporate Controller, Treasurer, and
Secretary, at 13386 International Parkway, Jacksonville, Florida, 32218.

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
Management. We received $31.4 million in cash at closing and a note receivable of $2.3 million, which we collected in full in fiscal 2004. We have previously recorded a loss of $8.8 million on the sale in the fourth quarter of 2003. In accordance with generally accepted accounting principles, foreign currency translation unrealized gains and losses, which are included in equity as accumulated other comprehensive income or loss, are not recognized until the period of disposition of the related assets and liabilities (which was a large component of the loss).

On April 17, 2003, we announced that we had completed the sale of our ArmorGroup
Integrated Systems business through the sale of 100% of the stock of ArmorGroup
Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc. to Aerwav
Integration Services, Inc. ("AIS"). AIS is a wholly owned subsidiary of Aerwav
Holdings, LLC. As consideration for the integrated systems business, we received a $4.1 million collateralized note due in two years and a warrant for approximately 2.5% of AIS. Through December 31, 2004, we have received $475,000 in prepayments on the note receivable. We previously recorded a loss of $366,000 on the sale during the second quarter of 2003.

ITEM 2. PROPERTIES

The following table identifies and provides certain information regarding our principal facilities.

                                                       OWNED/
LOCATION                           ANNUAL RENT         LEASED          APPROXIMATE SIZE             PRODUCTS MANUFACTURED
-------------------------------    -------------    --------------    -------------------   ---------------------------------------

AEROSPACE & DEFENSE GROUP
Phoenix, AZ                         $1,165,000          Leased          188,140 sq. ft.     Human safety and survival systems
Phoenix, AZ                         $  380,000          Leased           25,312 sq. ft.     Human safety and survival systems
Phoenix, AZ                         $   14,500          Leased           50,000 sq. ft.     Human safety and survival systems
Fairfield, OH                              N/A           Owned          130,000 sq. ft.     Armored vehicles and ballistic glass
Fairfield, OH                       $  292,500          Leased          150,000 sq. ft.     Armored vehicles and kits
Fairfield, OH                       $  158,300          Leased           40,000 sq. ft.     Armored vehicles
Fairfield, OH                       $  100,700          Leased           29,550 sq. ft.     Armored Vehicles
Pittsfield, MA                             N/A           Owned           19,700 sq. ft.     Hard armor and vehicle armor
Dunmore, PA                                N/A           Owned           62,740 sq. ft.     Military helmets
Jefferson City, TN                         N/A           Owned           20,000 sq. ft.     Military body armor
Jefferson City, TN                         N/A           Owned           37,758 sq. ft.     Military body armor
McKee, KY                                  N/A           Owned           20,020 sq. ft.     Military back pack systems
McKee, KY                                  N/A           Owned           32,176 sq. ft.     Military back pack systems

PRODUCTS DIVISION
Jacksonville, FL                           N/A           Owned                 14 Acres     Body armor, forensic products, weapon
                                                                         70,000 sq. ft.     cleaning lubricants
Casper, WY                                 N/A           Owned                 66 Acres     Tear gas, pepper spray, less-lethal
                                                                         72,234 sq. ft.     munitions
Pittsfield, MA                      $  107,766          Leased           25,846 sq. ft.     Hard armor, vehicle armor
Ontario, CA                                N/A           Owned          117,500 sq. ft.     Body armor, duty gear, automotive
                                                                                            accessories
El Segundo, CA                      $   69,000          Leased            6,500 sq. ft.     Fingerprint equipment
Oxnard, CA                          $  147,000          Leased           25,000 sq. ft.     Specialty gloves
Fort Worth, TX                      $   45,456          Leased           10,000 sq. ft.     Scope mounts and rings
Fort Worth, TX                      $   17,940          Leased            5,000 sq. ft.     Scope mounts and rings
Fort Worth, TX                      $  422,000          Leased           35,100 sq. ft.     Scope mounts and rings
St. Cloud, MN                       $   74,716          Leased           12,000 sq. ft.     LED light bars
Fitzwilliam, NH                     $   37,500          Leased           22,848 sq. ft.     Police batons
Easthampton, MA                     $   60,000          Leased           15,000 sq. ft.     Gun cleaning kits
Chantilly, VA                       $  322,375          Leased           79,423 sq. ft.     DOD training
Gresham, OR                         $  129,581          Leased            7,160 sq. ft.     Litigation support services
Red Deer, Alberta, Canada           $   56,066          Leased            6,720 sq. ft.     Foldable ladders
Tijuana, Mexico                     $  256,286          Leased           57,722 sq. ft.     Duty gear, body armor, automotive
                                                                                            accessories
Temecula, CA                        $  294,972          Leased           55,000 sq. ft.     Duty gear, back packs
Temecula, CA                        $  114,847          Leased           12,500 sq. ft.     Duty gear, back packs
Temecula, CA                        $  181,920          Leased           36,000 sq. ft.     Duty gear, back packs
Calexico, CA                        $  172,645          Leased           40,000 sq. ft.     Duty gear, back packs
Westhoughton, England                      N/A           Owned           45,000 sq. ft.     Body armor and uniforms
Horwich, England                           N/A           Owned           37,000 sq. ft.     Body armor and uniforms

                                                       OWNED/
LOCATION                           ANNUAL RENT         LEASED          APPROXIMATE SIZE             PRODUCTS MANUFACTURED
-------------------------------    -------------    --------------    -------------------   ---------------------------------------

MOBILE SECURITY DIVISION
Fairfield, OH                       $  210,000          Leased           70,000 sq. ft.     Armored vehicles
Bremen, Germany (1)                        N/A          Leased                 11 Acres     Armored vehicles
                                                         Owned          161,500 sq. ft.
Lamballe, France (2)                $  456,565          Leased          131,516 sq. ft.     Armored vehicles
Sao Paulo, Brazil                   $  238,902          Leased           56,000 sq. ft.     Armored vehicles & ballistic glass
Bogota, Colombia                    $  108,898          Leased           35,000 sq. ft.     Armored vehicles & ballistic glass
Bogota, Colombia                    $   27,360          Leased            6,823 sq. ft.     Armored vehicles
Bogota, Colombia                    $   28,800          Leased            7,801 sq. ft.     Armored vehicles
Mexico City, Mexico                        N/A           Owned            5,380 sq. ft.     Armored vehicles
Caracas, Venezuela                  $  128,000          Leased           15,360 sq. ft.     Armored vehicles

CORPORATE
Jacksonville, FL                    $  170,316          Leased            6,930 sq. ft.     Corporate headquarters
Jacksonville, FL                    $  134,940          Leased            9,000 sq. ft.     Information technology center
Arlington, VA                       $   87,600          Leased              770 sq. ft.     Government affairs office

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
--------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

On January 16, 1998, our Services Division ceased operations in Angola and subsequently became involved in various disputes with SHRM S.A. ("SHRM"), its minority joint venture partner, relating to the Angolan joint venture known as
Defense System International Africa ("DSIA"). Since March 1998, we have been and continue to be involved in various legal proceedings before French courts with
SHRM, which is part of the Compass Group, regarding damages from the circumstances under which DSIA ceased doing business in Angola due to the decree of the Angolan government expelling the employees of our Services Division from
Angola.

Kroll, Inc. Matters
-------------------

O'Gara-Hess & Eisenhardt Armoring de Brasil Ltda. ("OHE Brazil") was assessed
41.1 Million Reals (US $15.5 million based on the exchange rate as of December
31, 2004) by the Brazilian tax authorities. OHE Brazil has appealed the tax assessments and the cases are pending. To the extent that there may be any liability resulting from such assessments, we believe that we are entitled to indemnification from Kroll, Inc. for up to $7.8 million under the terms of our purchase agreement dated April 20, 2001, because the events in question with respect to up to $7.8 million of such assessments occurred prior to our purchase of the O'Gara Companies from Kroll, Inc.

In 1999 and prior to our acquisition of OHEAC in 2001, several of the former employees of Kroll O'Gara Company de Mexico, S.A. de C.V. ("O'Gara Mexico"), a
subsidiary of OHEAC, commenced labor claims against O'Gara Mexico seeking damages for unjustified termination. In late 2004, the principal labor claim was settled by us for approximately $1.9 million and two of the remaining claims were settled for approximately $52,000. We believe that we are entitled to indemnification from Kroll, Inc. with respect to these settlement payments and we are currently engaged in discussions with Kroll, Inc. with respect to this matter.

In December 2001, O'Gara-Hess & Eisenhardt France S.A., which was acquired from
Kroll, Inc. ("OHE France"), sold its industrial bodywork business operated under the name Labbe/Division de O'Gara Hess & Eisenhardt France/ Carrosserie
Industriells ("Carrosserie") to SNC Labbe. Subsequent to the sale, the Labbe
Family Trust ("LFT"), owner of the leasehold interest upon which the Carrosserie business is operated, sued OHE France and SNC Labbe claiming that the transfer of the leasehold was not valid because LFT had not given its consent to the transfer as required under the terms of the lease. LFT sought to have OHE
France, as the sole tenant, maintain and repair the leased building with an estimated cost of between US $4.2 and US $8.3 million, based on the exchange rate as of December 31, 2004. The case is currently pending, and while we are contesting the allegations vigorously, we are unable to predict the outcome of this matter. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

Matters Involving Zylon(R) Fiber
--------------------------------

In April 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging, among other things, that our bullet-resistant soft body armor (vests) manufactured and sold under the American Body Armor(TM), Safariland(R) and PROTECH(TM) brands, do not have the qualities and performance characteristics as warranted, thereby breaching express warranty, implied warranty of merchantability, implied warranty of fitness for a particular purpose and duty to warn. On August 12,
2004, we reached a preliminary settlement with respect to the class action lawsuit filed in Duval County, Florida by the Southern States Police Benevolent
Association ("Southern States PBA"). After fairness hearings were held, the
Florida Circuit Court gave final approval to that settlement on November 5,
2004. The other class action lawsuit filed against us by the National
Association of Police Organizations, Inc. ("NAPO"), in Lee County, Florida, was
voluntarily dismissed with prejudice on November 16, 2004.

Pursuant to the terms of the class action settlement with the Southern States
PBA, the warranty on the American Body Armor(TM) Xtreme(R) ZX vest (both NIJ threat level II and IIIA) has been reduced from 5 years to 2 1/2 years. In addition, every purchaser of an Xtreme(R) ZX vest has the option to exchange their vest for either a new ZX vest or any other vest of their choosing from the
American Body Armor(TM), Safariland(R) and PROTECH(TM) product lines plus a $100.00 transferable rebate coupon applicable towards their next purchase of a vest. We have also made available on the American Body Armor(TM)
website testing data, protocols and results relating to the testing of our vests. We also continue to test all of our Zylon(R)-containing vests, and if such testing demonstrates that the tested vests fail to perform in accordance with their warranties, we will implement an exchange program for those models on a reasonably comparable basis to the American Body Armor(TM) Xtreme(R) ZX exchange program outlined above. Zylon(R) fiber is made by Toyobo, a Japanese corporation, and is a ballistic fiber widely used in the entire body armor industry. A final report to the Duval County Court regarding implementation of the settlement, exchange of vests and on-going testing, will be filed on or before April 15, 2005. We are also voluntarily cooperating with a request received in December 2004 from the Department of Justice who is reviewing the entire industry's use of Zylon(R) fiber in bullet resistant vests.

It should be stressed that our vests are certified by the National Institute of
Justice, have never suffered any penetration in the field and continue to save lives and protect officers from injury. In fact, neither of the two resolved class action lawsuits alleged personal injuries of any kind.

Second Chance Body Armor, one of our competitors in the bullet-resistant market, licenses from Simula a certain patented technology which is used in some of the body armor it manufactures, but to our knowledge, no lawsuit has been brought
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

Other Matters
-------------

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $.01 per share (the "Common Stock") is traded under the symbol "AH" on the New York Stock Exchange (the "NYSE"). The following table sets forth the range of high and low sales prices for our Common Stock on the
NYSE for the years ended December 31, 2004 and 2003 and for the first quarter of
2005 (through March 3, 2005).

                                                      HIGH          LOW
                                                      ----          ---

       2005
       1st Quarter - through March 3, 2005 .....    $47.85        $37.68

       2004
       4th Quarter .............................    $49.49        $36.10
       3rd Quarter .............................    $41.67        $32.01
       2nd Quarter..............................    $40.35        $31.60
       1st Quarter..............................    $33.45        $24.80

       2003
       4th Quarter .............................    $27.35        $16.46
       3rd Quarter .............................    $17.80        $12.83
       2nd Quarter..............................    $14.95        $ 9.91
       1st Quarter..............................    $14.60        $ 9.40

HOLDERS

As of March 3, 2005, we had approximately 329 stockholders of record. Only record holders of shares held in "nominee" or street names are included in this number.

DIVIDENDS

We have never declared or paid cash dividends on our Common Stock. Our debt agreements, such as the indenture governing the 2% Convertible Notes, the 8.25%
Notes and the senior credit facility, contain certain financial and other covenants that limit, under certain circumstances, our ability to pay dividends or make other distributions to our stockholders. We are permitted to pay dividends and make other distributions to stockholders to the extent we satisfy the conditions, including the financial and other covenants, contained in such documents.

RECENT SALES OF UNREGISTERED SECURITIES

None.

RECENT PURCHASES OF OUR REGISTERED EQUITY SECURITIES

We did not purchase any shares of our common stock during 2004.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL OVERVIEW

FIVE-YEAR SUMMARY

         The table below sets forth a summary of our results of operations and financial condition as of and for the periods then ended.

                                              2004          2003         2002          2001         2000
                                              ----          ----         ----          ----         ----
                                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Total revenues (1)                          $979,683     $365,172     $305,117      $197,100     $139,904
Operating income                            $145,715     $ 35,729     $ 38,365      $ 26,673     $ 19,869
Income from continuing operations           $ 80,577     $ 17,006     $ 21,337      $ 14,684     $ 10,847
Net income (loss) (2)                       $ 80,539     $ 10,886     $(17,689)     $ 10,128     $ 17,048

Basic income from continuing operations
per common share                            $   2.56     $   0.61     $   0.70      $   0.61     $   0.48

Diluted income from continuing operations
per common share                            $   2.44     $   0.59     $   0.69      $   0.59     $   0.46
Basic earnings (loss) per share             $   2.56     $   0.39     $  (0.58)     $   0.42     $   0.75
Diluted earnings (loss) per share           $   2.44     $   0.38     $  (0.57)     $   0.41     $   0.73

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

Cash and cash equivalents                   $  421,209   $111,926     $ 16,551       $ 53,719    $  7,257
Total assets                                $1,292,351   $585,626     $367,753       $388,057    $225,957
Working capital                             $  289,578   $168,644     $100,591       $142,723    $ 67,937
Total debt                                  $  501,128   $191,030     $  8,188       $  8,085    $ 40,517
Long-term obligations                       $  196,929   $168,508     $  5,240       $  4,640    $ 38,288
Stockholders' equity                        $  565,196   $295,365     $288,077       $326,019    $166,771

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of
Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities
Exchange Act of 1934, as amended. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words such as "expects", "anticipates", "intends", "plans", "believes", "estimates",
"could be" and similar expressions are forward looking statements. Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. For more information, see "Forward
Looking Statements" contained in Part I of this report.

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
protective equipment for military personnel; and other technologies used to protect humans in a variety of life-threatening or catastrophic situations. Our products and systems are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as governmental agencies, multinational corporations and individuals. We are organized and operated under three reportable business divisions: Aerospace & Defense Group,
Armor Holdings Products, also referred to as our Products Division, and Armor
Mobile Security, also referred to as our Mobile Security Division.

CONTINUING OPERATIONS

Effective in the first quarter 2004, we instituted a new segment reporting format to include three reportable business divisions: Aerospace & Defense
Group, Armor Holdings Products, also referred to as our Products Division, and
Armor Mobile Security, also referred to as our Mobile Security Division. The
Aerospace & Defense Group was formed upon the completion of our acquisition of
Simula, Inc. on December 9, 2003. The Aerospace & Defense Group also includes the military business, including armor and blast protection systems for
Up-Armored HMMWVs, and other military vehicle armor programs, which previously were included in our Mobile Security Division. The Aerospace & Defense Group
also includes the SAPI plate produced by our Protech subsidiary in Pittsfield,
Massachusetts, which was previously reported as part of the Products Division.
The historical results of these businesses have been reclassified as part of the
Aerospace & Defense Group. This reporting change was made to better reflect management's approach to operating and directing the businesses, and, in certain instances, to align financial reporting with our market and customer segments.

Aerospace & Defense. Our Aerospace & Defense Group supplies human safety and survival systems to the U.S. military, and major Aerospace & Defense prime contractors. Our core markets are military aviation safety, military personnel safety, and land and marine safety. Under the brand name O'Gara-Hess &
Eisenhardt, we are the sole-source provider to the U.S. military of the armor and blast protection systems for Up-Armored HMMWVs. We are also under contract with the U.S. Army to provide spare parts, logistics and ongoing field support services for the currently installed base of approximately 8,350 Up-Armored
HMMWVs. Additionally, we provide blast and ballistic protection kits for the standard HMMWVs, which are installed on existing equipment in the field. Our
Aerospace & Defense Group was subcontracted to develop a ballistic and blast protected armored and sealed truck cab for the HIMARS, a program recently transitioned by the U.S. Army and U.S. Marine Corps from

developmental to a low rate of initial production, deliveries of which commenced in 2003 and continued in 2004. We also supply armor sub-systems for other tactical wheeled vehicles. Through Simula, we provide military helicopter seating systems, helicopter cockpit airbag systems, aircraft armor and land vehicle armor kits for the HMMWV, HEMTT, PLS, HET, M915 and ASV, body armor and other protective equipment for military personnel, emergency bailout parachutes and survival ensembles worn by military aircrew. The primary customers for our products are the U.S. Army, U.S. Marine Corps, Boeing, and Sikorsky Aircraft.
Most of Simula's aviation safety products are provided on a sole source basis.
The U.S. armed forces have adopted ceramic body armor as a key element of the protective ensemble worn by our troops in Iraq and Afghanistan. Simula was the developer of this specialized product called SAPI, and is one of the largest supplier to U.S. forces. We also supply ceramic body armor from our Protech subsidiary based in Pittsfield, Massachusetts. Specialty Defense, with operations in Pennsylvania, Tennessee, and Kentucky, is a supplier to military and law enforcement customers in the United States and overseas. Specialty
Defense manufactures, among other things, MOLLE systems, OTVs and Warrior
Helmets. Specialty Defense's core products are made of Kevlar(R) and heavy-duty nylon fabric and webbing and require special cutting and sewing techniques.
Specialty Defense is currently the largest supplier of MOLLE systems for the
U.S. Army. The MOLLE system consists of a modular rucksack with removable compartments and components and a fighting load vest with removable pockets for the Rifleman, Pistol, Squad Automatic Weapon Gunner, Medic and Grenadier
configurations. Specialty Defense manufactures OTVs, which, when used with SAPI plates, provide enhanced armor protection for U.S. armed forces against mines, grenades, mortar shells, artillery fire and rifle projectiles. Specialty Defense is one of the three largest suppliers of Warrior Helmets for the U.S. Army.
Specialty Defense also manufactures NATO PASGT helmets, the Advanced Combat
Vehicle Crewman helmet and the Warrior Helmet (the U.S. Army's next generation helmet), along with related liners and accessories. In 2000, the U.S. Special
Forces developed a new combat helmet called the MICH which took advantage of new technologies. Today, the US Army has adopted this helmet design as its standard and is planning to equip all soldiers with the helmet by the end of 2008.

Products. Our Products Division manufactures and sells a broad range of high quality security products, equipment and related consumable items, such as concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, emergency lighting products, forensic products, firearms accessories, weapon maintenance products, foldable ladders and specialty gloves. Our Products Division's products are marketed under brand names that are well established in the military and law enforcement communities such as AMERICAN BODY ARMOR(TM), XTREME(R), MATRIX(R), B-SQUARE(R),
BREAK FREE(R), CLP(R), DEFENSE TECHNOLOGY/FEDERAL LABORATORIES(R), DEF-TEC
PRODUCTS(TM), DISTRACTION DEVICE(R), FEDERAL LABORATORIES(R), FERRET(R), FIRST
DEFENSE(R), IDENTICATOR(R), IDENTIDRUG(R), LIGHTNING POWDER(R), MONADNOCK(R),
NIK(R), PROTECH(TM), QUIKSTEP LADDERS(TM), PORTAL LADDERS(TM), QUICKSHIELD(TM),
SAFARILAND(R), SPEEDFEED(R), 911EP(R), ODV(TM), KLEEN-BORE(TM), GREGORY(R),
BIANCHI(R), NYLOK(R), ACCUMOLD(R), ACCUMOLD ELITE(TM), RANGER(TM) and
PEACEKEEPER(R). Our Products Division's security products are marketed through an extensive network of approximately 260 domestic distributors and 200 international distributors, and through a sales force of approximately 40 representatives and specialists under brand names that are well established in the military and law enforcement communities. Our Products Division's extensive distribution capabilities and commitment to customer service and training have enabled us to become a leading provider of security equipment to law enforcement agencies.

Mobile Security. Our Mobile Security Division manufactures and installs armoring systems for commercial vehicles to protect against varying degrees of ballistic and blast threats. Under the brand names O'GARA-HESS & EISENHARDT ARMORING
COMPANY(TM), ARMOR MOBILE SECURITY FRANCE, ARMOR MOBILE SECURITY GERMANY and
IMPAK(TM), our Mobile Security Division armors a variety of commercial vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles. Our Mobile Security Division's customers include U.S.
federal law enforcement and intelligence agencies, foreign heads of state, multinational corporations, as well as high net worth individuals and cash-in-transit operators.

DISCONTINUED OPERATIONS

On July 2, 2004, we sold the security consulting division of our litigation support services subsidiary, New Technologies, Inc. ("NTI"), which was the last remaining business in discontinued operations. The remaining division in NTI, consisting primarily of training services, has been included as part of the
Products Division segment, where management now resides. This business represented the last remaining business in the Services Division. The assets and liabilities of the Services Division have been classified as assets and liabilities of discontinued operations on our consolidated balance sheets and the results of their operations classified as income (loss) from discontinued
operations in the accompanying consolidated statements of operations. In the second quarter of 2004, we recorded an impairment charge of $1.4 million in integration and other charges in continuing operations to reduce the carrying value of remaining portion of NTI to its estimated fair value.

On November 26, 2003, we announced that we completed the sale of ArmorGroup, our security service division, for $33,660,000 in total consideration to a group of private investors led by Granville Baird Capital Partners of London, England and
management. We received $31,360,000 in cash at closing and a note receivable of
$2,300,000, which we collected in full in the year ended December 31, 2004. We recorded a loss of $8.8 million on the sale in the fourth quarter of 2003 primarily due to unrealized foreign currency translation loss. In accordance with generally accepted accounting principles, unrealized foreign currency translation gains and losses, which are included in equity as accumulated other comprehensive income or loss, are not recognized until the period in which the related assets and liabilities are disposed of.

On April 17, 2003, we announced that we had completed the sale of our ArmorGroup
Integrated Systems business through the sale of 100% of the stock of ArmorGroup
Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc. to Aerwave
Integrated Systems ("AIS"). AIS is a wholly owned subsidiary of Aerwav Holdings,
LLC. As consideration for the integrated systems business, we received a $4.1 million collateralized note due in April 2005, of which we have received
$475,000 through December 31, 2004, and a warrant for approximately 2.5% of AIS.
We recorded a loss of $366,000 on the sale during the second quarter of 2003.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include revenue recognition; allowance for doubtful accounts; derivative instruments and hedging activities; goodwill; patents, licenses, and trademarks; the use of estimates; income taxes; impairment;
discontinued operations; and comprehensive income and foreign currency translation.

Revenue recognition. We record products revenue at the time of shipment. Returns are minimal and do not materially affect the financial statements.

We record Aerospace & Defense Group revenue related to government contracts which results principally from fixed price contracts and is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, all of these conditions are met when the Company ships products to its customers. Up-Armored
HMMWV units sold to the U.S. Government are considered sold when the onsite
Department of Defense officer finishes the inspection of the Up-Armored HMMWV, approves it for delivery and shipment occurs. Revenues related to nonrefundable license fees that are payable at the initiation of a licensing agreement are recognized immediately in income when received or when collectibility is reasonably assured, provided that there are no future obligations or performance requirements. Non-refundable license fees that are in essence, a prepayment of future royalties, are recognized as revenue on a straight-line basis over the term of the initial license.

We record revenue of the Aerospace & Defense Group and Mobile Security Division
when a vehicle is shipped, except for larger commercial contracts typically longer than four months in length and the contract for the delivery of
Up-Armored HMMWVs to the U.S. Government, which continues through 2008. Revenue from large commercial contracts is recognized on the percentage of completion, units-of-work performed method. Should large commercial contracts be in a loss position, the entire estimated loss would be recognized for the balance of the contract at such time. Current contracts are profitable.

We record service revenue as services are provided on a contract-by-contract basis. Revenues from service contracts are recognized over the term of the contract.

Allowance for Doubtful Accounts. We encounter risks associated with sales and the collection of the associated accounts receivable. As such, we review our accounts receivable aging on a monthly basis and determine a provision for accounts receivable that is considered to be uncollectible. In order to calculate the appropriate monthly provision, we primarily review accounts greater than ninety days past due and estimate the amount that is uncollectible.

Periodically, we compare the identified credit risks with the allowance that has been established using historical experience and adjusts the allowance accordingly.

Derivative Instruments and Hedging Activities. We account for derivative instruments and hedging activities in accordance with Statement of Financial
Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedge
Activities" ("SFAS 133") as amended. All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which we hedge changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. We adopted SFAS 133 in the first quarter of 2001. However, we had no derivatives to be measured at the time of adoption. We do not hold or issue interest rate swap agreements or other derivative instruments for trading purposes.

Changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, the other assets on the Condensed Consolidated Balance Sheet as of December 31, 2004 increased by $195,000, which reflected an increase in the fair value of the interest rate swap agreements to $6.1 million. The corresponding increase in the hedge liability was recorded in long-term debt.
The agreements are deemed to be a perfectly effective fair value hedge and therefore qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill and other intangible assets are stated on the basis of cost. The $209.0 million in goodwill resulting from acquisitions made by us subsequent to June 30, 2001 was immediately subjected to the non-amortization provisions of Statement of
Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"
("SFAS 142"). See also Impairment and Recent Accounting Pronouncements which follows. The purchase method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value based test prescribed by SFAS 142.
We performed our annual assessment of goodwill and determined that no impairment existed as of June 30, 2004.

Patents, licenses and trademarks. Patents, licenses and trademarks were primarily acquired through acquisitions accounted for by the purchase method of accounting. Such assets are amortized on a straight-line basis over their useful lives. See Note 5 which follows for information on our identified intangibles.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the carrying value of long-lived assets, valuation allowances for receivables, inventories and deferred income tax assets, liabilities for potential litigation claims and settlements, potential liabilities related to tax filings in the ordinary course of business, and contract contingencies and obligations. Actual results could differ from those estimates.

Income taxes. We account for income taxes pursuant to Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under
the asset and liability method specified thereunder, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are offset by deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. At December 31, 2004 and 2003, certain of our non-U.S. subsidiaries have unremitted earnings of approximately $10.7 million and $4.6 million, respectively, on which we have not recorded a provision for United States Federal income taxes since these earnings are considered to be permanently reinvested. Such foreign earnings have been taxed according to the regulations existing in the countries in which they were earned.

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
Management reviewed the Company's long-lived assets and has taken an impairment charge of $1.4 million in the year ended December 31, 2004, $12.4 million in the year ended December 31, 2003 and $30.3 million in the year ended December 31,
2002 to reduce the carrying value of the Services Division to estimated realizable value. The method used to determine the existence of an impairment would be discounted operating cash flows estimated over the remaining useful lives of the related long-lived assets for continuing operations in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other
Intangible Assets" ("SFAS 142"). Impairment is measured as the difference between fair value and unamortized cost at the date impairment is determined.

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
Income" ("SFAS 130"), assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment, net of tax, which represents the effect of translating assets and liabilities of our foreign operations is $6,821,000 and $3,936,000 for the years ended December 31, 2004 and 2003, respectively, and is classified as accumulated other comprehensive loss. The current year change in the accumulated amount, net of tax, is included as a component of comprehensive income.

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
Restricted stock awards are generally recorded as compensation expense over the vesting periods based on the market value on the date of grant.

If compensation cost for stock option grants had been determined based on the fair value on the grant dates for fiscal 2004, 2003 and 2002 consistent with the method prescribed by SFAS 123, our net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                   2004              2003            2002
                                                              ----------------  ---------------  --------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

        Net income (loss) as reported                               $ 80,539         $ 10,886      $ (17,689)

        Deduct:  Total stock-based employee compensation
        expense determined under fair value based method
        for all awards, net of related tax effects                    (6,717)          (4,157)         (5,053)

        Add:  Employee compensation expense for
        modification of stock option awards included in
        report net income, net of income taxes                             57              506              --
                                                              ----------------  ---------------  --------------
        Pro-forma net income (loss)                                  $ 73,879          $ 7,235      $ (22,742)
                                                              ================  ===============  ==============

        Earnings (loss) per share:
          Basic - as reported                                         $  2.56          $  0.39       $  (0.58)
                                                              ================  ===============  ==============
          Basic - pro forma                                           $  2.35          $  0.26       $ (0.75)
                                                              ================  ===============  ==============
          Diluted - as reported                                       $  2.44          $  0.38       $  (0.57)
                                                              ================  ===============  ==============
          Diluted - pro forma                                         $  2.24          $  0.25       $  (0.74)
                                                              ================  ===============  ==============

RESULTS OF OPERATIONS

Effective June 30, 2002, we decided to sell the ArmorGroup Services Division
(the sale was completed on November 26, 2003) through an organized and formal auction managed by outside advisors. In accordance with SFAS 144, the assets and liabilities of the Company's Services Division have been classified as held for sale, with operating results reported as discontinued operations in the statement of operations for all periods prior to the sale of this division. Our
U.S. based training subsidiary, Cyconics International Training Services, Inc.
(formerly known as Advanced Training Solutions, Inc., which was formerly known as USDS, Inc.) previously reported under the Services Division, but not included for sale, has been reclassified to the Products Division.

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated:

                                                                                  FISCAL YEAR
                                                                         2004         2003        2002
                                                                         ----         ----        ----

              Revenue from continuing operations
                 Aerospace & Defense                                    61.8%        25.1%       19.4%
                 Products                                               25.5%        53.1%       59.0%
                 Mobile Security                                        12.7%        21.8%       21.6%
              Total revenues from continuing operations                100.0%       100.0%      100.0%
              Cost of revenues                                          72.9%        69.4%       69.1%
              Cost of warranty revision                                  0.5%         0.0%        0.0%
              Operating expenses                                        10.2%        17.2%       16.3%
              Amortization                                               0.4%         0.1%        0.1%
              Integration and other charges                              1.0%         3.4%        1.9%
              Operating income                                          14.9%         9.8%       12.6%
              Interest expense, net                                      0.7%         1.1%        0.3%
              Other expense, net                                         0.2%         0.1%        0.0%
              Income from continuing operations before
                 provision for income taxes                             14.0%         8.5%       12.3%
              Provision for income taxes                                 5.8%         3.9%        5.3%
              Income from continuing operations                          8.2%         4.7%        7.0%
              Loss from discontinued operations, net of income           0.0%       (1.7)%     (12.8)%
                 tax benefit
              Net income (loss)                                          8.2%         3.0%      (5.8)%

FISCAL 2004 AS COMPARED TO FISCAL 2003

Net income. Net income increased $69.6 million, or 639.8%, to net income of
$80.5 million for fiscal 2004 compared to net income of $10.9 million for fiscal
2003. Income from continuing operations and a loss from discontinued operations were $80.6 million and ($38,000), respectively, for fiscal 2004, compared to income from continuing operations and a loss from discontinued operations of
$17.0 million and $(6.1) million, respectively, for fiscal 2003.

CONTINUING OPERATIONS

Aerospace & Defense Group revenues. Our Aerospace & Defense Group revenues increased $513.7 million, or 560.4%, to $605.4 million in fiscal 2004 compared to $91.7 million in fiscal 2003. The Aerospace & Defense Group was created when
Simula, which was acquired on December 9, 2003, was combined with the SAPI business generated by our Protech subsidiary, and military business of the
Mobile Security Division, which includes armor and blast protection systems for
Up-Armored HMMWVs. The historical results of these businesses have been reclassified to the Aerospace & Defense Group. The Aerospace & Defense Group
also includes our November 18, 2004, acquisition of Specialty Defense. For fiscal 2004, Aerospace & Defense Group revenue increased 243.4% internally, including year-over-year changes in acquired businesses. Internal growth was primarily due to: (1) strong demand for the Up-Armored HMMWV, including spare part revenues; (2) increased supplemental armor for other military vehicles; and
(3) increased SAPI plate volume. Acquired growth was a function of the acquisitions of Simula and Specialty Defense.

Products Division revenues. Our Products Division revenues increased $55.8 million, or 28.8%, to $249.8 million in fiscal 2004, compared to $194.0 million in fiscal 2003. For fiscal 2004, Products Division revenue increased 19.7%
internally, including year-over-year changes in acquired businesses, with the remainder due to the acquisitions of Hatch Imports, Inc., which was completed in the fourth quarter of 2003, and Vector Associates, Inc. (dba ODV, Inc.) and
Kleen-Bore, Inc., both of which were completed subsequent to 2003. The acquisition of Bianchi on December 30, 2004, had no effect on the revenues of the Products Division. The historical results of the SAPI business of the
Products Division have been reclassified to the Aerospace & Defense Group.
Internal growth was due to strong sales of international body armor, and other soft armor and hard armor sectors, providing protection to troops and private sector employees within Iraq, strong military and international sales within duty gear and the sales of ballistic reinforced enclosures within the energy sector.

Mobile Security Division revenues. Our Mobile Security Division revenues increased $45.0 million, or 56.6%, to $124.5 million in fiscal 2004, compared to
$79.5 million in fiscal 2003. The historical results of the military business of the Mobile Security Division have been reclassified to the Aerospace & Defense
Group. All of the revenue growth for the Mobile Security Division was generated internally, primarily as a result of the increasing threat of terrorism, and, to a less extent, the impact of a weakened U.S. dollar versus the euro. The threat of terrorism was the cause of our European revenue growth.

Cost of revenues. Cost of revenues increased $460.6 million, or 181.6%, to
$714.2 million for fiscal 2004 compared to $253.6 million for fiscal 2003. As a percentage of total revenues, cost of revenues increased to 72.9% of total revenues for fiscal 2004 from 69.4% for fiscal 2003.

Gross margin in the Aerospace & Defense Group is 25.7% for fiscal 2004 compared to 31.3% for fiscal 2003. The decrease in the Aerospace & Defense Group gross margins was primarily due to reduced selling prices for the Up-Armored HMMWV and significant changes in our product mix as we have diversified beyond the
Up-Armored HMMWV.

Gross margin in the Products Division is 33.6% for fiscal 2004 compared to 34.8%
for fiscal 2003. The decline in Product Division's gross margin resulted primarily from product mix, certain large lower margin international and governmental orders and additional inventory provisions. Excluding our Products training division subsidiary, the Products Division gross margin was 35.2%, compared to 37.1% in 2003.

Gross margin in the Mobile Security Division is 20.9% in fiscal 2004, compared to 19.4% for fiscal 2003. The increase in the Mobile Security Divisions gross margins resulted primarily from improved fixed-cost absorption benefits associated with increased manufacturing volumes, and a richer sales mix of high-end, higher margin vehicles.

Cost of warranty revision. In April 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging, among other things, that our bullet-resistant soft body armor (vests) manufactured and sold under the American Body Armor, Safariland and ProTechTM brands, do not have the qualities and performance characteristics as warranted, thereby breaching express warranty, implied warranty of merchantability, implied warranty of fitness for a particular purpose and duty to warn. On August 12, 2004, we reached a preliminary settlement with respect to the class action lawsuit filed in Duval County, Florida by the Southern States
Police Benevolent Association ("Southern States PBA"). After fairness hearings were held, the Florida Circuit Court gave final approval to that settlement on
November 5, 2004. The other class action lawsuit filed against us by the
National Association of Police Organizations, Inc. ("NAPO"), in Lee County,
Florida, was voluntarily dismissed with prejudice on November 16, 2004.

Pursuant to the terms of the class action settlement with the Southern States
PBA, the warranty on the American Body Armor Xtreme ZX(R) vest (both NIJ threat level II and IIIA) has been reduced from 5 years to 2 1/2 years. In addition, every purchaser of an Xtreme ZX(R) vest has the option to exchange their vest for either a new ZX(R) vest or any other vest of their choosing from the
American Body Armor, Safariland and ProTech(TM) product lines plus a $100.00 transferable rebate coupon applicable towards their next purchase of a vest. We have also made available on the American Body Armor website testing data, protocols and results relating to the testing of our vests. We also continue to test all of our Zylon(R)-containing vests, and if such testing demonstrates that the tested vests fail to perform in accordance with their warranties, we will implement an exchange program for those models on a reasonably comparable basis to the American Body Armor Xtreme ZX(R) exchange program outlined above.
Zylon(R) fiber is made by Toyobo, a Japanese corporation, and is a ballistic fiber widely used in the entire body armor industry. A final report to the Duval
County Court regarding implementation of the settlement, exchange of vests and on-going testing, will be filed on or before April 15, 2005. We are also voluntarily cooperating with a request received in December 2004 from the
Department of Justice who is reviewing the entire industry's use of Zylon(R)
fiber in bullet resistant vests.

It should be stressed that our vests are certified by the National Institute of
Justice, have never suffered any penetration in the field and continue to save lives and protect officers from injury. In fact, neither of the two resolved class action lawsuits alleged personal injuries of any kind.

Second Chance Body Armor, one of our competitors in the bullet-resistant market, licenses from Simula a certain patented technology which is used in some of the body armor it manufactures, but to our knowledge, no lawsuit has been brought
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

Operating expenses. Operating expenses increased $37.5 million, or 59.7%, to
$100.3 million (10.2% of total revenues) for fiscal 2004 compared to $62.8 million (17.2% of total revenues) for fiscal 2003.

Aerospace & Defense Group operating expenses increased $17.5 million, or 309.0%, to $23.1 million (3.8% of Aerospace & Defense Group revenues) for fiscal 2004 compared to $5.6 million (6.2% of Aerospace & Defense revenues) for fiscal 2003 primarily due to the acquisition of Simula on December 9, 2003 and Specialty
Defense on November 18, 2004, as well as additional operating expenses associated with increased production of the Up-Armored HMMWV and supplemental armor for other military vehicles. The decrease in operating expense as a percentage of revenue was due to leveraging of the operating expenses over a much larger revenue base.

Products Division operating expenses increased $11.8 million, or 35.5%, to $44.9 million (18.0% of Products Division revenues) for fiscal 2004 compared to $33.1 million (17.1% of Products Division revenues) for fiscal 2003. This increase is due primarily to acquisitions, a one time settlement charge related to the early cancellation of an exclusive distribution agreement, increased research and development spending, higher sales expenses as related to increased sales volumes, higher insurance costs, increased bad debt provisions, and bonus expenses that in the prior year were allocated to corporate operating expenses.

Mobile Security Division operating expenses increased $2.5 million, or 20.8%, to
$14.8 million (11.9% of Mobile Security Division revenues) for fiscal 2004 compared to $12.3 million (15.4% of Mobile Security Division revenues) for fiscal 2003. The increase in operating expense was primarily due to the large increase in production and revenues, and, to a lesser extent, the impact of a weaker U.S. dollar versus the euro. The decrease in operating expense as a percentage of revenue was due to leveraging of the operating expenses over a much larger revenue base.

Corporate operating expenses increased $5.7 million, or 48.6%, to $17.5 million
(1.8% of total revenues) in fiscal 2004 compared to $11.8 million in fiscal 2003
(3.2% of total revenues). This increase in administrative expenses is associated with the overall growth of the Company, increased travel expenses, bonus provision, and Sarbanes-Oxley requirements. The decrease in operating expense as a percentage of revenue was due to leveraging of the operating expenses over a much larger revenue base.

Amortization. Amortization expense increased $3.8 million, or 770.1%, to $4.3 million for fiscal 2004 compared to $489,000 for fiscal 2003 primarily due to the acquisitions of Simula and Hatch Imports in December 2003 and ODV,
Kleen-bore, and Specialty Defense in fiscal 2004. SFAS 142, which we adopted on
January 1, 2002, eliminated amortization of intangible assets with indefinite lives and goodwill for all acquisitions completed after July 1, 2001, as well as for all fiscal years ending after January 1, 2002. Remaining amortization expense is related to patents and trademarks with finite lives, and acquired identifiable intangible amortizable assets that meet the criteria for recognition as an asset apart from goodwill under Statement of Financial
Accounting Standard No. 141, "Business Combinations" ("SFAS 141").

Integration and other charges. Integration and other charges decreased $2.3 million, or 18.4%, to $10.3 million for fiscal 2004 compared to $12.6 million in fiscal 2003. Included in integration and other charges in fiscal 2004 were charges for (1) the integration of Simula and Hatch Imports, which were acquired in December 2003, (2) the integration of ODV, Kleen Bore, and Specialty Defense, which were acquired subsequent to fiscal 2003, (3) a non-cash charge of $6.3 million related to the acceleration of performanced-based, long-term restricted stock awards granted to certain executives in 2002, and (4) an impairment charge of $1.4 million to reduce the carrying value of the remaining portion of NTI to its estimated fair value. Included in integration and other charges in fiscal
2003 is non-cash charge of $7.3 million for stock-based compensation for a performance plan for certain key executives and a $3.3 million severance charge
(including a $2.1 million non-cash charge) related to the 2003 departure of our former Chief Executive Officer.

Operating income. Operating income from continuing operations increased $110.0 million, or 307.8%, to $145.7 million in fiscal 2004 compared to $35.7 million in fiscal 2003 due to the factors discussed above.

Interest expense, net. Interest expense, net increased $2.8 million, or 68.9% to
$6.8 million for fiscal 2004 compared to $4.0 million for fiscal 2003. This increase was due primarily to interest expense associated with the $300 million aggregate principal amount of 2% Convertible Notes, which were issued on October
29, 2004, and $150 million aggregate principal amount of 8.25% Notes, which were issued on August 12, 2003. On November 5, 2004, Goldman, Sachs & Co. exercised its option to purchase an additional $45 million principal amount of the 2%
Convertible Notes also contributing to the increase in interest expense. On
September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate on the 8.25% Notes for a variable rate of six month LIBOR, set in arrears, plus a spread of 2.735% to 2.75%. At
December 31, 2004, the six month LIBOR rate was 2.78%.

Other expense, net. Other expense, net, increased $1.4 million, or 282.9% to
$1.9 million for fiscal 2004, compared to $508,000 for fiscal 2003. The increase related primarily to a non-cash asset impairment, foreign exchange currency losses and a loss on disposal of certain fixed assets partially offset by the realization of a gain on the sale of certain equity investments in fiscal 2004.
In fiscal 2003, other expense net related primarily to foreign exchange currency losses.

Income from continuing operations before provision for income taxes. Income from continuing operations before provision for income taxes increased $105.8 million, or 339.0%, to $137.0 million for fiscal 2004 compared to $31.2 million for fiscal 2003 due to the reasons discussed above.

Provision for income taxes. Provision for income taxes on continuing operations was $56.4 million for fiscal 2004 compared to $14.2 million for fiscal 2003. The effective income tax rate was 41.2% for fiscal 2004 compared to 45.5% for fiscal
2003 based on our annual income amounts and jurisdictions in which such amounts were taxable. The decreased tax rate relates primarily to the prior year income tax charges associated with, among other things, (1) the non-tax deductible nature of the non-cash, non-recurring stock based compensation that was provided to certain key executives that had less of an impact on our effective tax rate in 2004 as compared to 2003, and (2) a taxable gain that was realized in the second half of 2003 when certain intellectual property utilized in our discontinued operations was revalued to comply with U.S. Internal Revenue Code provisions that did not occur in 2004. The impact of the incremental income tax associated with the revalued intellectual property in 2003 was recorded in continuing operations as required by generally accepted accounting principles, and resulted in incremental non-cash income tax expense, for which foreign tax credits were available to offset the income tax otherwise payable.

Income from continuing operations. Income from continuing operations increased
$63.6 million, or 373.8%, to $80.6 million for fiscal 2004 compared to $17.0 million for fiscal 2003 due to the factors discussed above.

DISCONTINUED OPERATIONS

As previously discussed in Management's Discussion and Analysis of Financial
Condition and Results of Operations, we had no discontinued operations at
December 31, 2004. Note 2 of the consolidated financial statements contains comparative information for our discontinued operations.

Services revenues. Services Division revenue decreased $93.4 million to $1.7 million for fiscal 2004, compared to $95.1 million for fiscal 2003. Exclusive of
ArmorGroup Integrated Systems, which we sold on April 17, 2003, and ArmorGroup, which we sold on November 26, 2003, revenue decreased $1.1 million, or 38.2%, to
$1.7 million for fiscal 2004 compared to $2.8 million for fiscal 2003 primarily due to the sale of the security consulting business of NTI on July 2, 2004.

Cost of revenues. Cost of revenues decreased $66.1 million to $697,000 for fiscal 2004, compared to $66.8 million for fiscal 2003. Exclusive of ArmorGroup
Integrated Systems and ArmorGroup, cost of revenues decreased $356,000, or
33.8%, to $697,000 for fiscal 2004, compared to $1.1 million for fiscal 2003.
This decrease was primarily due to the sale of the security consulting business of NTI on July 2, 2004.

Operating expenses. Operating expenses decreased $19.1 million to $821,000
(47.4% of Services revenues) for fiscal 2004, compared to $19.9 million (20.9%
of Services revenues) for fiscal 2003. Exclusive of ArmorGroup Integrated
Systems and ArmorGroup, operating expenses decreased $4.1 million, or 83.1%, to
$821,000 for fiscal 2004, compared to $4.9 million for fiscal 2003. This decrease was primarily due to the sale of the security consulting business of
NTI on July 2, 2004. In accordance with generally accepted accounting principles, we did not record depreciation or amortization of long-lived assets that were held-for-sale in discontinued operations.

Charge for impairment of long-lived assets. Charge for impairment of long-lived assets was zero for fiscal 2004, compared to $21.5 million for fiscal 2003. The charge in the prior year related to reduction in the carrying value of the
Services division to its estimate realizable value.

Integration and other charges. Integration and other charges decreased to zero for fiscal 2004, compared to $776,000 for fiscal 2003. Excluding ArmorGroup
Integrated Systems and ArmorGroup, there were no integration and other charges for fiscal 2003.

Operating income (loss). Operating income was $215,000 for fiscal 2004, compared to an operating loss of $13.9 million for fiscal 2003, due to the factors discussed above. Excluding the ArmorGroup Integrated Systems and ArmorGroup, the
balance of the assets held for sale generated operating income of $215,000 for fiscal 2004, compared to an operating loss of $1.0 million for fiscal 2003, due to the reasons discussed above.

Interest expense, net. Interest expense, net, decreased $14,000 to $2,000 for fiscal 2004, compared to $16,000 for fiscal 2003, primarily due to the sale of
ArmorGroup Integrated Systems and ArmorGroup. All interest bearing liabilities in discontinued operations have been repaid.

Other expense, net. Other expense, net, decreased $206,000 to $273,000 for fiscal 2004, compared to $479,000 for fiscal 2003. Excluding the ArmorGroup
Integrated Systems and ArmorGroup, the balance of the assets held for sale generated other expense, net, from discontinued operations of $273,000 for fiscal 2004, compared to other (income), net, of ($34,000) for fiscal 2003, due to additional accounting fees incurred in connection with the sale of
ArmorGroup.

Loss from discontinued operations before income tax benefit. Loss from discontinued operations before income tax benefit was $60,000 for fiscal 2004, compared to a loss of $14.4 million for fiscal 2003, due to the reasons discussed above. Excluding the ArmorGroup Integrated Systems and ArmorGroup, the
balance of the assets held for sale generated a loss from discontinued
operations before provision for income taxes of $60,000 for fiscal 2004, compared to a loss of $957,000 for fiscal 2003, due to the reasons discussed above.

Income tax benefit. Income tax benefit was $22,000 for the fiscal 2004 compared to an income tax benefit of $8.3 million for fiscal 2003. The effective tax rate for fiscal 2004 was a benefit of 36.7% compared to a benefit of 57.4% for fiscal
2003. Excluding the ArmorGroup Integrated Systems and ArmorGroup, the balance of the assets held for sale benefit was $22,000 for fiscal 2004, compared to a benefit of $40,000 for fiscal 2003.

Loss from discontinued operations. Loss from discontinued operations was $38,000 for fiscal 2004, compared to $6.1 million for fiscal 2003, due to the factors discussed above. Excluding the ArmorGroup Integrated Systems and ArmorGroup, the
balance of the assets held for sale generated a loss from discontinued
operations $38,000 for fiscal 2004, compared to a loss of $957,000 for fiscal
2003, due to the reasons discussed above.

FISCAL 2003 AS COMPARED TO FISCAL 2002

Net income (loss). Net income (loss) increased $28.6 million, or 161.5%, to net income of $10.9 million for the year ended December 31, 2003 ("fiscal 2003")
compared to a net loss of $(17.7) million for the year ended December 31, 2002
("fiscal 2002"). Income from continuing operations and a loss from discontinued
operations were $17.0 million and $(6.1) million, respectively, for fiscal 2003, compared to income from continuing operations and a loss from discontinued
operations of $21.3 million and $(39.0) million, respectively, for fiscal 2002.
The decrease in income from continuing operations relates primarily to a $7.3 million non-cash, non-recurring charge for stock based compensation in the fourth quarter of 2003, a $3.3 million (including a $2.1 million non-cash charge) severance charge related to the termination of our former Chief
Executive Officer in the second quarter of 2003, an increase in interest expense relating to our $150.0 million subordinated debenture issued on August 12, 2003, and increases in bonus expense, legal and accounting fees, insurance and internal audit expenses.

CONTINUING OPERATIONS

Aerospace & Defense Group revenues. Our Aerospace & Defense Group revenues increased $32.4 million, or 54.5%, to $91.7 million in fiscal 2003 compared to
$59.3 million in fiscal 2002. The Aerospace & Defense Group was created with the acquisition of Simula on December 9, 2003. The Aerospace & Defense Group also includes the military business of the Mobile Security Division, including armor and blast protection systems for Up-Armored HMMWVs, and the SAPI business generated from our Protech subsidiary. The historical results of these businesses have been reclassified to the Aerospace & Defense Group. For fiscal
2003, Aerospace & Defense Group revenue increased 47.2% internally, including year-over-year changes in acquired businesses, while acquired growth was a function of the acquisitions of Simula on December 9, 2003 and Specialty Defense
on November 18, 2004.

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

Mobile Security Division revenues. Our Mobile Security Division revenues increased $13.7 million, or 20.8%, to $79.6 million in fiscal 2003, compared to
$65.9 million in fiscal 2002. Mobile Security Division revenues for 2003 increased by $19.2 million due to the acquisition of substantially all of the assets of Trasco-Bremen on September 24, 2002. Excluding the $19.2 million of
2003 revenue increase relating to Trasco-Bremen, Mobile Security Division revenue decreased $5.5 million, or 8.7%, in fiscal 2003 compared to fiscal 2002.
The historical results of the military business of the Mobile Security Division have been reclassified to the Aerospace & Defense Group.

Cost of revenues. Cost of revenues increased $42.8 million, or 20.3%, to $253.6 million for fiscal 2003 compared to $210.7 million for fiscal 2002. As a percentage of total revenues, cost of revenues increased to 69.4% of total revenues for fiscal 2003 from 69.1% for fiscal 2002.

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

Aerospace & Defense Group operating expenses increased $1.9 million, or 51.9%, to $5.6 million (6.2% of Aerospace & Defense Group revenues) compared to $3.7 million (6.3% of Aerospace & Defense Group revenues) for fiscal 2002 primarily due to incremental operating expenses associated with the acquisition of Simula on December 9, 2003.

Products Division operating expenses increased $1.8 million, or 5.7%, to $33.1 million (16.6% of Products Division revenues) compared to $31.4 million (17.4%
of Products Division revenues) for fiscal 2002. This increase is primarily due to the incremental operating expenses associated with acquired businesses completed during or subsequent to 2002.

Mobile Security Division operating expenses increased $3.7 million, or 43.1%, to
$12.3 million (15.4% of Mobile Security Division revenues) for fiscal 2003 compared to $8.6 million (13.0% of Mobile Security Division revenues) for fiscal
2002. Excluding the increase in 2003 operating expenses resulting from the acquisition of substantially all of the assets of Trasco-Bremen on September 24,
2002, the operating expenses for fiscal 2003 increased $1.9 million versus fiscal 2002. Aside from the Trasco-Bremen acquisition, the increase in operating expenses was primarily due to: (1) increased expenses associated with the start-up of operations in Caracas, Venezuela; (2) increased insurance costs; (3)
the net effect of a weaker U.S. dollar against foreign currencies, and (4)
normal wage inflation.

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

Interest expense, net. Interest expense, net increased $3.1 million, or 334.7%, to $4.0 million for fiscal 2003 compared to $923,000 for fiscal 2002. This increase was due primarily to interest expense associated with the $150 million aggregate principal amount of 8.25% senior subordinated notes due 2013, which were issued on August 12, 2003. On September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate for a variable rate of six month LIBOR, set in arrears, plus a spread of 2.735% to
2.75%. At December 31, 2003, the six-month LIBOR rate was 1.22%.

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

On April 17, 2003, we announced that we had completed the sale of our ArmorGroup
Integrated Systems business through the sale of 100% of the stock of ArmorGroup
Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc. to AIS. AIS
is a wholly owned subsidiary of Aerwav Holdings, LLC. As consideration for the integrated systems business, we received a $4.1 million collateralized note due in April 2005 two years and a warrant for approximately 2.5% of AIS. We have recorded a loss of $366,000 on the sale.

On November 26, 2003, we announced that we completed the sale of ArmorGroup, our security service division, for $33.7 million in consideration to a group of private investors led by Granville Baird Capital Partners of London, England and
management. We received $31.4 million in cash at closing and are scheduled to receive another $2.3 million by the end of 2004. We have recorded a loss of $8.8 million on the sale. In accordance with generally accepted accounting principles, unrealized gains and losses, which were included in equity as accumulated other comprehensive income or loss, were not recognized until the period of disposition of the related assets and liabilities (which was a large component of the loss).

At December 31, 2003, our litigation support services subsidiary, remained our only operating subsidiary in discontinued operations.

Note 2 of the consolidated financial statements contains comparative information for our discontinued operations.

Services revenues. Services Division revenues decreased $3.1 million, or 3.2%, to $95.1 million for fiscal 2003 compared to $98.3 million for fiscal 2002 as fiscal 2003 reflects revenues from ArmorGroup only through November 26, 2003, and revenues from ArmorGroup Integrated Systems only through April 17, 2003, their respective dates of sale as opposed to a full year in 2002. Exclusive of
ArmorGroup Integrated Systems, revenue increased $8.5 million, or 10.3%, to
$90.4 million for fiscal 2003 compared to $82.0 million for fiscal 2002. This increase was due to strong performance primarily in the Middle East with strong growth coming from Iraq along with ongoing strong training revenues from the
Athens Olympics build up. The increase was tempered by weak revenues in mine action business, investigations business and the Latin American business and the lack of a full year's revenues in fiscal 2003.

Cost of revenues. Cost of revenues decreased $9.0 million, or 11.9%, to $66.8 million for fiscal 2003 compared to $75.8 million for fiscal 2002 as fiscal 2003 reflects cost of revenues from ArmorGroup only through November 26, 2003, and cost of revenues from ArmorGroup Integrated Systems only through April 17, 2003, their respective dates of sale. As a percentage of total revenue from discontinued operations, cost of revenues decreased to 70.2% of total revenues from discontinued operations for fiscal 2003 from 77.1% for fiscal 2002. This decrease is a result of the sale of the ArmorGroup Integrated Systems business in April 2003, which has a comparatively low gross margin.

Exclusive of ArmorGroup Integrated Systems, cost of revenues increased $3.9 million, or 6.8%, to $61.6 million for fiscal 2003 compared to $57.7 million for fiscal 2002. Exclusive of ArmorGroup Integrated Systems, cost of revenues as a percentage of total revenue from discontinued operations decreased to 68.2% of total revenues from discontinued operations for fiscal 2003 from 70.4% for fiscal 2002. This decrease in cost of revenues as a percentage of total revenue from discontinued operations was primarily a result of the proportion of the revenue growth coming from expatriate intensive security contracts in Iraq and continued high margin training contracts.

Operating expenses. Operating expenses decreased $10.7 million, or 34.9%, to
$19.9 million (20.9% of total revenues from discontinued operations) for fiscal
2003 compared to $30.6 million (31.1% of total revenues from discontinued
operations) for fiscal 2002 as fiscal 2003 reflects operating expenses from
ArmorGroup only through November 26, 2003, and operating expenses from
ArmorGroup Integrated Systems only through April 17, 2003, their respective dates of sale. Exclusive of ArmorGroup Integrated Systems, operating expenses decreased $7.6 million, or 28.1%, to $19.4 million for fiscal 2003 compared to
$26.9 million for fiscal 2002. This decrease was due to reduced foreign currency expenses, a reduction in salary costs as a result of the 2002 restructuring and the sale of ArmorGroup on November 26, 2003. In accordance with generally accepted accounting principles, we did not record depreciation or amortization of long-lived assets that were held-for-sale in discontinued operations.

Charge for impairment of long-lived assets. Charge for impairment of long-lived assets was $21.5 million for fiscal 2003 compared to $30.3 million for fiscal
2002. The fiscal 2003 charge related to a $12.4 million reduction in the carrying value of the Services division to its estimated realizable value, the
$8.8 million loss on the sale of ArmorGroup and the $366,000 loss on the sale of
ArmorGroup Integrated Systems. The 2002 charge was the result of $6.1 million in estimated disposal costs and a $24.2 million reduction in carrying value of the
Services Division to the estimated realizable value as required by SFAS 144.

Integration and other charges. Integration and other charges decreased $1.8 million, or 70.4%, to $776,000 for fiscal 2003 compared to $2.6 million for fiscal 2002. This decrease is primarily due to severance payments to certain personnel in the prior year.

Operating loss. Operating losses were $(13.9) million for fiscal 2003, compared to an operating loss of $(41.0) million for fiscal 2002 due to the factors discussed above. Operating loss from the ArmorGroup Integrated Systems business was $(15.0) million for fiscal 2002 primarily due to the $11.9 million charge for impairment of long-lived assets. Excluding the ArmorGroup Integrated Systems business, the balance of the assets held for sale generated an operating loss of
$(3.7) million for fiscal 2003 compared to an operating loss of $(26.9) million for fiscal 2002.

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

QUARTER ENDED

                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   Dec 31,   Sept 30,    Jun 30,      Mar 31,      Dec 31,    Sept 30,   Jun 30,    Mar 31,
                                    2004      2004        2004         2004         2003        2003      2003       2003
                                  -------    -------    --------     --------     --------     ------    ------    ---------

Revenues:
  Aerospace & Defense            $234,379   $160,238    $129,773     $ 81,008     $ 38,834    $21,136   $15,793    $  15,910
  Products                         65,523     64,659      65,743       53,840       50,802     49,804    49,347       44,007
  Mobile Security                  37,646     31,906      28,188       26,780       22,521     19,942    16,519       20,557
                                 --------   --------    --------     --------     --------    -------   -------    ---------
Total Revenue                     337,548    256,803     223,704      161,628      112,157     90,882    81,659       80,474
Operating income                   47,356     41,735      33,976       22,648        8,381     12,512     6,010        8,826
Interest expense, net               1,591      1,400       2,057        1,728        1,721      1,475       437          379
Other expense (income), net         2,066        154        (390)         115          327         96        16           69
                                 --------   --------    --------     --------     --------    -------   -------    ---------
Income from continuing             43,699     40,181      32,309       20,805        6,333     10,941     5,557        8,378
operations before taxes
Provision for income taxes         17,345     16,307      14,588        8,177        4,159      4,832     2,079        3,133
                                 --------   --------    --------     --------     --------    -------   -------    ---------
Income from continuing             26,354     23,874      17,721       12,628        2,174      6,109     3,478        5,245
operations
                                 --------   --------    --------     --------     --------    -------   -------    ---------
Income (loss) from
discontinued operations, net
of provision (benefit) for
income taxes                         --         --           100         (138)      (7,103)         6     1,135         (158)
                                 --------   --------    --------     --------     --------    -------   -------    ---------
Net income (loss)                 $26,354    $23,874    $ 17,821     $ 12,490     $ (4,929)    $6,115    $4,613    $   5,087
                                 ========   ========    ========     ========     ========    =======   =======    =========

Net income (loss) per common
share - Basic
Income from continuing            $  0.78    $  0.73    $   0.60     $   0.44     $   0.08     $ 0.22    $ 0.13    $    0.18
operations
(Loss) gain from discontinued        0.00       0.00        0.00         0.00        (0.25)      0.00      0.04        (0.01)
operations
                                 --------   --------    --------     --------     --------    -------   -------    ---------
Basic earnings (loss) per share   $  0.78    $  0.73    $   0.60     $   0.44     $  (0.17)    $ 0.22    $ 0.17    $    0.17
                                 ========   ========    ========     ========     ========    =======   =======    =========
Net income (loss) per common
share - Diluted
Income from continuing            $  0.74    $  0.70    $   0.57     $   0.42     $   0.07     $ 0.22    $ 0.13    $    0.18
operations
(Loss) gain from discontinued        0.00       0.00        0.00         0.00        (0.24)      0.00      0.04        (0.01)
operations
                                 --------   --------    --------     --------     --------    -------   -------    ---------
Diluted earnings (loss) per       $  0.74    $  0.70    $   0.57     $   0.42     $  (0.17)    $ 0.22    $ 0.17    $    0.17
share
                                 ========   ========    ========     ========     ========    =======   =======    =========

Weighted average common shares
outstanding
Basic                              33,946     32,861      29,670       28,472       28,195     27,811    27,555       28,964
Diluted                            35,555     34,198      31,008       29,934       29,364     28,249    27,836       29,111

Revenues:
  Aerospace & Defense                69.4%      62.4%       58.0%        50.1%        34.6%      23.3%     19.4%        19.8%
  Products                           19.4%      25.2%       29.4%        33.3%        45.3%      54.8%     60.4%        54.7%
  Mobile Security                    11.2%      12.4%       12.6%        16.6%        20.1%      21.9%     20.2%        25.5%
                                 --------   --------    --------     --------     --------    -------   -------    ---------
Total revenue                       100.0%     100.0%      100.0%       100.0%       100.0%     100.0%    100.0%       100.0%
Operating income                     14.0%      16.3%       15.2%        14.0%         7.5%      13.7%      7.3%        11.0%
Interest expense, net                 0.5%       0.5%        0.9%         1.1%         1.5%       1.6%      0.5%         0.5%
Other expense (income), net           0.6%       0.1%       (0.2)%        0.1%         0.3%       0.1%      0.0%         0.1%
                                 --------   --------    --------     --------     --------    -------   -------    ---------
Income from continuing               12.9%      15.6%       14.4%        12.9%         5.6%      12.0%      6.8%        10.4%
operations before taxes
Provision for income taxes            5.1%       6.4%        6.5%         5.1%         3.7%       5.3%      2.5%         3.9%
                                 --------   --------    --------     --------     --------    -------   -------    ---------
Income from continuing                7.8%       9.3%        7.9%         7.8%         1.9%       6.7%      4.3%         6.5%
operations
Income (loss) from
discontinued operations, net
of provision (benefit) for
income taxes                          0.0%       0.0%        0.1%       (0.1)%       (6.3)%       0.0%      1.4%       (0.2)%
                                 --------   --------    --------     --------     --------    -------   -------    ---------
Net income (loss)                     7.8%       9.3%        8.0%         7.7%       (4.4)%       6.7%      5.7%         6.3%
                                 ========   ========    ========     ========     ========    =======   =======    =========

LIQUIDITY AND CAPITAL RESOURCES

On October 29, 2004, we completed the placement of $300 million aggregate principal amount of the 2.00% Senior Subordinated Convertible Notes due November
1, 2024 (the "2% Convertible Notes"). On November 5, 2004, Goldman, Sachs & Co.
exercised its option to purchase an additional $45 million principal amount of the 2% Convertible Notes. The 2% Convertible Notes are guaranteed by most of our domestic subsidiaries on a senior subordinated basis (see Note 21). The 2%
Convertible Notes were initially rated B1/B+ by Moody's Investors' Service and
Standard & Poor's Rating Services, respectively. The 2% Convertible Notes will bear interest at a rate of 2.00% per year, payable on November 1 and May 1 of each year beginning on May 1, 2005 and ending on November 1, 2011. The 2%
Convertible Notes will be subject to accretion of the principal amount beginning on November 1, 2011, at a rate that provides holders with an aggregate annual yield to maturity of 2.00%, as defined in the agreement. The 2% Convertible
Notes will bear contingent interest during any six-month period beginning
November 1, 2011, of 15 basis points paid in cash if the average trading price of the notes is above certain levels. The 2% Convertible Notes will be convertible, at the bond holder's option, initially at a conversion rate of
18.5151 shares of our common stock per $1,000 principal amount of notes, which is the equivalent conversion price of approximately $54.01 per share, subject to adjustment. Upon conversion, we will satisfy our conversion obligation with respect to the accreted principal amount of the notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock. In accordance with generally accepted accounting principles, the 2% Convertible
Notes are classified as short term debt. We intend to use the proceeds of the offering to fund acquisitions and for general corporate and working capital purposes, including the funding of capital expenditures. Funds that are not immediately used are invested in money market funds and other investment grade securities until needed.

On June 22, 2004, our stockholders approved an amendment to our Certificate of
Incorporation, as amended, that increased the number of shares of our authorized capital stock to 80,000,000, of which 75,000,000 shares are designated as common stock and 5,000,000 shares are designated as preferred stock.

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

On September 2, 2003, we entered into interest rate swap agreements, which have been designated as fair value hedges as defined under SFAS 133 with a notional amount totaling $150 million. The agreements were entered into to exchange the fixed interest rate on our 8.25% Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75%
fixed semi-annually on the fifteenth day of February and August. The agreements are subject to other terms and conditions common to transactions of this type.
In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, other assets on the
Consolidated Balance Sheet as of December 31, 2004 increased by $195,000 to $6.1 million at December 31, 2004, from $5.9 million at December 31, 2003, which reflected an increase in the fair value of the interest rate swap agreements.
The corresponding increase in the hedge liability was recorded in long-term debt. The agreements are deemed to be a perfectly effective fair value hedge, and, therefore, qualify for the short-cut method of accounting under SFAS 133.
As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

On August 12, 2003, we completed a private placement of $150 million aggregate principal amount of the 8.25% Notes. The 8.25% Notes are guaranteed by almost all of our domestic subsidiaries, on a senior subordinated basis. The 8.25%
Notes have been sold to qualified institutional investors in reliance on Rule
144A of the Securities Act of 1933, as amended, and to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933, as amended. The 8.25%
Notes were initially rated B1/B+ by Moody's Investors' Service and Standard &
Poor's Rating Services, respectively. We used a portion of the funds to repay debt, acquire Simula, Inc., Hatch Imports, Inc., ODV, Inc., and Kleen-Bore,
Inc., and we intend to use the remaining proceeds of the offering to fund acquisitions and for general corporate and working capital purposes, including the funding of capital expenditures. On March 29, 2004, we completed a registered exchange offer for the 8.25% Notes and exchanged the 8.25% Notes for new 8.25% Notes that were registered under the Securities Act of 1933, as amended.

On August 12, 2003, in concert with our 8.25% Note offering, we entered into a new secured revolving credit facility (the "Credit Facility") with Bank of
America, N.A., Wachovia Bank, National Association and a syndicate of other financial institutions arranged by Bank of America Securities, LLC. The Credit
Facility consists of a five-year revolving credit facility, and, among other things, provides for (i) total maximum borrowings of $60 million, (ii) a $25 million sub-limit for the issuances of standby and commercial letters of credit,
(iii) a $5 million sub-limit for swing-line loans, and (iv) a $5 million sub-limit for multi-currency borrowings. All borrowings under the Credit
Facility will bear interest at either (i) a rate equal to LIBOR, plus an applicable margin ranging from 1.125% to 1.625%, (ii) an alternate base rate which will be the higher of (a) the Bank of America prime rate and (b) the
Federal Funds rate plus 0.50%, or (iii) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125%
to 1.625%, depending on certain conditions. The Credit Facility is guaranteed by certain of our direct and indirect domestic subsidiaries and is collateralized by, among other things, (i) a pledge of all of the issued and outstanding shares of stock or other equity interests of certain of our domestic subsidiaries, (ii)
a pledge of 65% of the issued and outstanding voting shares of stock or other voting equity interests of certain of our direct and indirect foreign subsidiaries, (iii) a pledge of 100% of the issued and outstanding nonvoting shares of stock or other nonvoting equity interests of certain of our direct and indirect foreign subsidiaries, and (iv) a first priority perfected security interest on certain of our domestic assets and certain domestic assets of certain of our direct and indirect subsidiaries that will become guarantors of our obligations under the Credit Facility, including, among other things, accounts receivable, inventory, machinery, equipment, certain contract rights, intellectual property rights and general intangibles. On January 9, 2004, we amended our Credit Facility to broaden our ability to make additional open-market purchases of publicly-traded securities subject to certain limitations. On March 29, 2004, we amended our Credit Facility to allow us to pay dividends subject to certain limitations.

As of December 31, 2004, we were in compliance with all of our negative and affirmative covenants contained in the Credit Facility and the indentures governing the 8.25% Notes and the 2% Convertible Notes.

In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time depending upon market conditions and other factors, of up to an additional 4.4 million shares. Through
February 10, 2005, we repurchased 3.8 million shares of our common stock under the stock repurchase program at an average price of $12.49 per share, leaving us with the ability to repurchase up to an additional 3.8 million shares of our common stock. Repurchases may be made in the open market, in privately negotiated transactions utilizing various hedging mechanisms including, among others, the sale to third parties of put options for the Company's common stock, or otherwise. At December 31, 2004, we had 34.1 million shares of common stock outstanding.

We expect to continue our policy of repurchasing our common stock from time to time, subject to the restrictions contained in our Credit Facility, the indenture governing the 8.25% Notes and the indenture governing the 2%
Convertible Notes. Our Credit Facility permits us to repurchase shares of our common stock with no limitation if our ratio of Consolidated Senior Indebtedness to Consolidated EBITDA (as such terms are defined in the Credit Facility) for any rolling twelve-month period is less than 1.00 to 1. When such ratio is greater than 1.00 to 1, our Credit Facility limits our ability to repurchase shares at $15.0 million. This basket resets to $0 each time the ratio is less than 1.00 to 1. As of December 31, 2004, such ratio was 0.06 to 1. Our indentures governing the 8.25% Notes and the 2% Convertible Notes also permit us to repurchase shares of our common stock, subject to certain limitations, as long as we satisfy the conditions to such repurchase contained therein.

Working capital for continuing operations was $289.6 million and $168.5 million as of December 31, 2004, and December 31, 2003, respectively. The increase in working capital is largely a function of increases in cash from our October 2004
2% Convertible Note offering, our June 2004 $150 equity offering, and increases in inventory of $73.1 million and accounts receivable of $90.5 million to support the growth in revenues from demand for the Up-Armored HMMWV, supplemental armor for other military vehicles, and SAPI plates.

Our fiscal 2004 capital expenditures for continuing operations were $19.4 million. Such expenditures included additional manufacturing and office space, and manufacturing machinery and equipment, leasehold improvements, information technology and communications infrastructure equipment.

We anticipate that the cash on hand, cash generated from operations, and available borrowings under the Credit Facility will enable us to meet liquidity, working capital and capital expenditure requirements during the next 12 months.
We may, however, require additional financing to pursue our strategy of growth through acquisitions and we are continuously exploring alternatives. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2004, the Financial Accounting Standards Board ("FASB") issued FASB
Staff Position No. 129-1, Disclosure Requirements under FASB Statement No. 129,
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

On December 16, 2004, the FASB issued FASB Statement No. 123(R), Share-Based
Payment (FAS 123(R)). FAS 123(R) revises FASB Statement No. 123, Accounting for
Stock-Based Compensation (FAS 123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and
amends FASB Statement No. 95, "Statement of Cash Flows." FAS 123(R) must be adopted no later than periods beginning after June 15, 2005. We expect to incur approximately $3 million of expense in the second half of 2005 as a result of the adoption of FASB Statement No. 123(R).

In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. In December 2004, the FASB issued Staff Position No. 109-1 ("FSP 109-1"),
Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax
Deduction on Qualified Production Activities Provided by the American Jobs
Creation Act of 2004 and Staff Position No. 109-2 ("FSP 109"), Accounting and
Disclosure Guidance for the Foreign Earnings Repatriation Provision within the
American Jobs Creation Act of 2004. FSP 1009-1 clarifies that the manufacturer's tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP
109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA.
Currently, uncertainty remains as to how to interpret numerous provisions of the
AJCA. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We expect to be in a position to make a decision on implementation, if any, later in 2005.

In November 2004, the FASB issued SFAS No. 151 ("SFAS 151"), Inventory Costs -
an amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in
Accounting Research Bulleting No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) are to be recognized as current-period charges. SFAS
151 is effective for fiscal years beginning after June 15, 2005. SFAS 151 is not expected to have a material impact on our financial statements.

INFLATION

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our revenue or profitability. Historically, we have been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

OFF BALANCE SHEET ARRANGEMENTS

On September 24, 2004, we entered into an off-balance sheet leasing arrangement for an aircraft for company use. Upon expiration of this lease on September 24,
2009, a subsidiary of the Company has the option to renew the lease at fair market value subject to approval by the lessor, or, buy the aircraft for approximately $10.0 million, or return the aircraft to the lessor and, under a guarantee, pay any shortfall in sales proceeds from a third party in an amount not to exceed $8.2 million. Annual rental expense related to this agreement is approximately $1.0 million. Excluding this leasing arrangement, we do not have any off balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations as of December 31,
2004:

                                                   PAYMENT DUE BY PERIOD
      CONTRACTUAL OBLIGATIONS                      ---------------------
                                                      (IN THOUSANDS)
                                              Less than    1 - 3      3 - 5    More than
                                     Total      1 year     years      years     5 years
                                    --------  ----------  --------   --------   --------

Long-term debt obligations          $157,372   $    621   $    927   $    794   $155,030
Operating lease obligations           34,239      6,711      9,490      5,625     12,413
Other long-term liabilities            1,951       --        1,951       --         --
                                    --------   --------   --------   --------   --------
Total                               $193,562   $  7,332   $ 12,368   $  6,419   $167,443
                                    ========   ========   ========   ========   ========

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

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relate primarily to borrowings under our 8.25% Notes, our credit facilities and our short-term monetary investments. To the extent that, from time to time, we hold short-term money market instruments, there is a market rate risk for changes in interest rates on such instruments. To that extent, there is inherent rollover risk in the short-term money market instruments as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. However, there is no risk of loss of principal in the short-term money market instruments, only a risk related to a potential reduction in future interest income.

On September 2, 2003, we entered into interest rate swap agreements in which we effectively exchanged the $150 million fixed rate 8.25% interest rate on the senior subordinated notes for variable rates in the notional amount of $80 million, $50 million and $20 million at six-month LIBOR, set in arrears, plus
2.75%, 2.75%, and 2.735%, respectively. The agreement involves receipt of fixed rate amounts in exchange for floating rate interest payments over the lives of the agreements without an exchange of the underlying principal amount. The variable interest rates are fixed semi-annually on the fifteenth day of February and August. The six-month LIBOR rate was 3.08% on February 21, 2005. The maturity dates of the interest rate swap agreements match those of the underlying debt. Our objective for entering into these interest rate swaps was to reduce our exposure to changes in the fair value of the senior subordinated notes and to obtain variable rate financing at an attractive cost. Changes in the six-month LIBOR would affect our earnings either positively or negatively.
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
On December 31, 2004, we recorded the fair value of the interest rate swap agreements of $6.0 million and recorded the corresponding fair value adjustment to the 8.25% Notes in the other assets and long-term debt sections of the
Consolidated Balance Sheets, respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is incorporated by reference from our consolidated financial statements and notes thereto which are included in this report beginning on page F-2. Certain selected quarterly financial data is included under Item 7 of this Report.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Armor Holdings, Inc., together with its consolidated subsidiaries
(the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the firm's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of the Company's 2004 fiscal year, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control -- Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO). Based on this assessment, management has determined that the
Company's internal control over financial reporting as of December 31, 2004, is effective.

Management has excluded The Specialty Group, Inc. and Bianchi International from our assessment of internal control over financial reporting as of December 31,
2004 because they were acquired by the Company in purchase business combinations during 2004. The Specialty Group, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 9% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December
31, 2004. Bianchi International is a wholly-owned subsidiary whose total assets and total revenues represent 6% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December
31, 2004.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the
Company; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S.
generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

ATTESTATION REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP, our independent registered certified public accounting firm that audited the Company's Consolidated Financial Statements for the fiscal year ended December 31, 2004, has audited our assessment of the effectiveness of the Company's internal control over financial reporting as of
December 31, 2004 as stated in their report which appears on page F-2.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the periods covered by this Annual Report on
Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL
CONTROLS OVER FINANCIAL REPORTING

Our management, including Warren B. Kanders, Chairman and Chief Executive
Officer, and Glenn J. Heiar, Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Chairman and
Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures, which are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange
Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, were effective.

Our management, including our Chairman and Chief Executive Officer and Chief
Financial Officer, has also evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter covered by this annual report.

Management's annual report on internal control over financial reporting and the attestation report of our independent auditors are contained in Part II, Item 8 of this annual report.

                                    PART III

The information called for pursuant to this Part III, Items 10, 11, 12, 13 and
14 is incorporated by reference from our definitive proxy statement, which we intend to file with the Securities and Exchange Commission no later than April
30, 2005.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)  The following financial statements (which appear sequentially beginning at page number F-1) are included in this report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

     Report of Independent Registered Certified Public Accountants

     Consolidated Balance Sheets

     Consolidated Income Statements

     Consolidated Statements of Stockholders' Equity and Comprehensive
     Income (Loss)

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

(b)  Exhibits

     The following Exhibits are hereby filed as part of this Annual Report on
Form 10-K:

EXHIBIT NO. DESCRIPTION

+2.1      Stock Purchase Agreement, dated as of April 20, 2001, by and among
          Armor Holdings, Inc., Bengal Acquisition Corp., The Kroll-O'Gara
          Company, O'Gara-Hess & Eisenhardt Armoring Company, The O'Gara
          Company, and O'Gara Security Associates, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated April 20, 2001).

+2.2      Amendment dated as of August 20, 2001 to the Stock Purchase Agreement, dated as of April 20, 2001, by and among Armor Holdings, Inc., Bengal
          Acquisition Corp., The Kroll-O'Gara Company, O'Gara-Hess & Eisenhardt
          Armoring Company, The O'Gara Company, and O'Gara Security Associates,
          Inc. (filed as Exhibit 2.2 to our Current Report on Form 8-K dated
          August 22, 2001).

+2.3      Amendment dated as of August 21, 2001 to the Stock Purchase Agreement, dated as of April 20, 2001, by and among Armor Holdings, Inc., Bengal
          Acquisition Corp., The Kroll-O'Gara Company, O'Gara-Hess & Eisenhardt
          Armoring Company, The O'Gara Company, and O'Gara Security Associates,
          Inc. (filed as Exhibit 2.3 to our Current Report on Form 8-K dated
          August 23, 2001).

+2.4      Agreement and Plan of Merger dated as of August 29, 2003 by and among
          Armor Holdings, Inc., AHI Bulletproof Acquisition Corp., and Simula,
          Inc. (filed as Appendix A to our Registration Statement on Form S-4
          filed with the Commission on September 23, 2003).

+2.7      Agreement and Plan of Merger, dated as of September 28, 2004, by and among Armor Holdings, Inc., Specialty Acquisition Corp., The Specialty
          Group, Inc., and Joseph F. Murray, Jr. and John P. Sweeney, as the
          Shareholders' Agent (filed as Exhibit 2.1 to our Current Report on
          Form 8-K filed on October 4, 2004).

+2.8      Stock Purchase Agreement, dated as of November 5, 2004, by and among
          Armor Holdings Products, L.L.C., Jack B. Corwin, as Trustee of the
          Jack B. Corwin Revocable Trust dated June 26, 1992, Gary W. French, as
          Trustee of the Gary W. and Carol D. French Revocable Trust dated
          December 31, 1999, Gary W. French, as Trustee of the French Family
          Irrevocable Trust dated December 31, 1999, Bianchi International,
          AccuCase, LLC, Bianchi Gunleather and Leather Products Co., Inc.,
          Armor Holdings, Inc., Jack B. Corwin and Gary W. French (filed as
          Exhibit 2.1 to our Current Report on Form 8-K filed on November 12,
          2004).

+3.1      Certificate of Incorporation of Armor Holdings, Inc. (filed as Exhibit
          3.1 to our Current Report on Form 8-K, dated September 3, 1996).

+3.2      Certificate of Merger of American Body Armor & Equipment, Inc., a
          Florida corporation, and Armor Holdings, Inc. (filed as Exhibit 3.2 to our Current Report on Form 8-K dated September 3, 1996).

+3.3      Certificate of Amendment of the Certificate of Incorporation of Armor
          Holdings, Inc., as amended (filed as Exhibit 3.1 to our Form 10-Q
          Quarterly Report for the fiscal quarter ended June 30, 2004).

+3.4      Amended and Restated Bylaws of Armor Holdings, Inc. (filed as Exhibit
          3.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended
          March 31, 2004).

+4.1      Indenture, dated as of August 12, 2003, among Armor Holdings, the subsidiary guarantors listed as signatories thereto and Wachovia Bank,
          National Association, as trustee, and form of Old Note attached as
          Exhibit A thereto (filed as Exhibit 10.2 to our Form 10-Q Quarterly
          Report for the fiscal quarter ended June 30, 2003).

+4.2      First Supplemental Indenture, dated as of September 30, 2003, among
          Armor Holdings, Inc., the subsidiary guarantors listed as signatories to the Indenture, the subsidiaries listed in Schedule I to the First
          Supplemental Indenture and Wachovia Bank, National Association, as
          trustee (filed as Exhibit 4.2 to our Registration Statement on Form
          S-4 filed with the Commission on January 7, 2004).

+4.3      Second Supplemental Indenture, dated as of December 9, 2003, among
          Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto and Wachovia Bank, National Association, as trustee (filed as
          Exhibit 4.3 to our Registration Statement on Form S-4 filed with the
          Commission on January 7, 2004).

+4.4      Third Supplemental Indenture, dated as of December 24, 2003, among
          Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto and Wachovia Bank, National Association, as trustee (filed as
          Exhibit 4.4 to our Registration Statement on Form S-4 filed with the
          Commission on January 7, 2004).

+4.5      Fourth Supplemental Indenture, dated as of March 24, 2004, among Armor
          Holdings, Inc., the subsidiary guarantors listed as signatories thereto, ODV Holdings Corp., and Wachovia Bank, National Association,
          as trustee (filed as Exhibit 4.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2004).

+4.6      Fifth Supplemental Indenture, dated as of August 16, 2004, among Armor
          Holdings, Inc., the subsidiary guarantors listed as signatories thereto, Kleen Bore, Inc., and Wachovia Bank, National Association, as
          trustee (filed as Exhibit 4.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended September 30, 2004).

+4.7      Sixth Supplemental Indenture, dated as of September 24, 2004, among
          Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto, Armor Holdings Aircraft, LLC, and Wachovia Bank, National
          Association, as trustee (filed as Exhibit 4.2 to our Form 10-Q
          Quarterly Report for the fiscal quarter ended September 30, 2004).

*4.8      Seventh Supplemental Indenture, dated as of December 29, 2004, among
          Armor Holdings, Inc., the subsidiary guarantors listed as signaturies thereto, and Wachovia Bank, National Association, as trustee.

+4.9      Registration Rights Agreement, dated August 12, 2003, among Armor
          Holdings, Inc., the subsidiary guarantors listed as signatories thereto and Wachovia Capital Markets, LLC (filed as Exhibit 10.3 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30,
          2003).

+4.10      Form of the new 8 1/4% Senior Subordinated Notes Due 2013 (filed as
          Exhibit 4.6 to our Registration Statement on Form S-4 filed with the
          Commission on January 7, 2004).

+4.11     Indenture, dated as of October 29, 2004, among Armor Holdings, Inc.
          and Wachovia Bank, National Association, as trustee (filed as Exhibit
          4.1 to our Current Report on Form 8-K filed on November 1, 2004).

+4.12     First Supplemental Indenture, dated as of October 29, 2004, among
          Armor Holdings, Inc., the subsidiary guarantors named therein, and
          Wachovia Bank, National Association, as trustee, together with the form of Note attached thereto (filed as Exhibit 4.2 to our Current
          Report on Form 8-K filed on November 1, 2004).

*4.13     Second Supplemental Indenture, dated as of December 29, 2004, among
          Armor Holdings, Inc., the subsidiary guarantors named therein, and
          Wachovia Bank, National Association, as trustee.

+10.1     Purchase Agreement, dated August 6, 2003, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto and Wachovia
          Capital Markets, LLC (filed as Exhibit 10.1 to our Form 10-Q Quarterly
          Report for the fiscal quarter ended June 30, 2003).

+10.2     Credit Agreement, dated as of August 12, 2003, among Armor Holdings,
          Inc., each lender from time to time party thereto, Bank of America,
          N.A., as Administrative Agent, Swing Line Lender and L/C Issuer,
          Wachovia Bank, National Association, as Syndication Agent, and Key
          Bank National Association, as Documentation Agent (filed as Exhibit
          10.4 to our Form 10-Q Quarterly Report for the fiscal quarter ended
          June 30, 2003).

+10.3     Subsidiary Guaranty Agreement, dated as of August 12, 2003, by certain
          Subsidiaries of Armor Holdings, Inc. as identified on the signature pages thereto and any Additional Guarantor who may become party to this Guaranty, in favor of Bank of America, N.A., as Administrative
          Agent (filed as Exhibit 10.5 to our Form 10-Q Quarterly Report for the
          fiscal quarter ended June 30, 2003).

+10.4     Collateral Agreement, dated as of August 12, 2003, by and among Armor
          Holdings and certain of its Subsidiaries as identified on the signature pages thereto and any Additional Grantor who may become party to this Agreement, in favor of Bank of America, N.A., as
          Administrative Agent (filed as Exhibit 10.6 to our Form 10-Q Quarterly
          Report for the fiscal quarter ended June 30, 2003).

+10.5     Trademark Security Agreement, dated as of August 12, 2003, by the entities listed on the signature pages thereto, in favor of Bank of
          America, N.A., as Administrative Agent (filed as Exhibit 10.7 to our
          Form 10-Q Quarterly Report for the fiscal quarter ended June 30,
          2003).

+10.6     Patent Security Agreement, dated as of August 12, 2003, by the entities listed on the signature pages attached thereto, in favor of
          Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.8 to our Form 10-Q Quarterly Report for the fiscal quarter ended June
          30, 2003).

+10.7     Promissory Note dated August 12, 2003 in the principal amount of up to
          $15,000,000 made by Armor Holdings, Inc. in favor of Keybank National
          Association (filed as Exhibit 10.9 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2003).

+10.8     Promissory Note dated August 12, 2003 in the principal amount of up to
          $22,500,000 made by Armor Holdings, Inc. in favor of Wachovia Bank,
          National Association (filed as Exhibit 10.10 to our Form 10-Q
          Quarterly Report for the fiscal quarter ended June 30, 2003).

+10.9     First Amendment to Credit Agreement, dated as of January 9, 2004, by and among Armor Holdings, Inc., the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Wachovia
          Bank, National Association, as Syndication Agent, and Keybank National
          Association, as Documentation Agent (filed as Exhibit 10.1 to our Form
          10-Q Quarterly Report for the fiscal quarter ended March 31, 2004).

+10.10    Second Amendment to Credit Agreement, dated as of March 29, 2004, by and among Armor Holdings, Inc., the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Wachovia
          Bank, National Association, as Syndication Agent, and Keybank National
          Association, as Documentation Agent (filed as Exhibit 10.2 to our Form
          10-Q Quarterly Report for the fiscal quarter ended March 31, 2004).

+10.11    Third Amendment to Credit Agreement, dated as of October 19, 2004, by and among Armor Holdings, Inc., the lenders from time to time party thereto, Bank of America, N.A., as

          Administrative Agent, Wachovia Bank, National Association, as
          Syndication Agent, and Keybank National Association, as Documentation
          Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 1, 2004).

@+10.12   Employment Agreement between Warren B. Kanders and Armor Holdings,
          Inc., dated as of January 1, 2002 (filed as Exhibit 10.4 to our Form
          10-Q Quarterly Report for the fiscal quarter ended March 31, 2002).

@+10.13   Letter agreement dated as of July 26, 2003 between Armor Holdings,
          Inc. and Warren B. Kanders (filed as Exhibit 99.1 to our Current
          Report on Form 8-K dated July 26, 2003).

@+10.14   Amendment No. 2 dated November 4, 2003 to the Employment Agreement between Armor Holdings, Inc. and Warren B. Kanders (filed as Exhibit
          10.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended
          September 30, 2003).

@+10.15   Employment Agreement between Armor Holdings, Inc. and Robert R.
          Schiller, dated as of January 1, 2002 (filed as Exhibit 10.2 to our
          Form 10-Q Quarterly Report for the fiscal quarter ended March 31,
          2002).

@+10.16   Amendment dated November 4, 2003 to the Employment Agreement between
          Armor Holdings, Inc. and Robert R. Schiller (filed as Exhibit 10.2 to our Form 10-Q Quarterly Report for the fiscal quarter ended September
          30, 2003).

+10.17    Form of Indemnification Agreement for Directors and Officers of Armor
          Holdings, Inc., (filed as Exhibit 10.4 to our Form 10-Q Quarterly
          Report for the fiscal quarter ended March 31, 2004).

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
          27, 1997).

**+10.22  Armor Holdings, Inc. 1998 Stock Option Plan (filed as Exhibit 10.19 to our Form 10-K Annual Report for the fiscal year ended December 31,
          1998).

**+10.23  Armor Holdings, Inc. 1999 Stock Incentive Plan (filed as Appendix A to our 1999 Definitive Proxy Statement with respect to our 1999 Annual
          Meeting of Stockholders, as filed with the Commission on May 21,
          1999).

*10.24    Armor Holdings, Inc. Amended and Restated 2002 Stock Incentive Plan.

**+10.25  Armor Holdings, Inc. 2002 Executive Stock Plan (filed as Exhibit 10.6 to our Form 10-Q Quarterly Report for the fiscal quarter ended March
          31, 2002).

+10.26    Transportation Services Agreement, dated as of December 10, 2003, by and between Kanders Aviation, LLC and Armor Holdings, Inc. (filed as
          Exhibit 10.3 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2004).

*21.1     Subsidiaries of the Registrant

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ARMOR HOLDINGS, INC.

   Report of Independent Registered Certified Public Accounting Firm                       F-2

   Consolidated Balance Sheets                                                             F-4

   Consolidated Statements Of Operations                                                   F-5

   Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)         F-6

   Consolidated Statements of Cash Flow                                                    F-7

   Notes to Consolidated Financial Statements                                           F-8 - F-53

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Armor Holdings, Inc.:

We have completed an integrated audit of Armor Holdings, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Armor
Holdings, Inc. and its subsidiaries (the "Company") at December 31, 2004 and
2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Annual
Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control -
Integrated Framework issued by the Committee of Sponsoring Organizations of the
Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of
December 31, 2004, based on criteria established in Internal Control -
Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting
Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Annual Report on Internal Control Over Financial
Reporting, management has excluded The Specialty Group, Inc. and Bianchi
International from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in purchase business combinations during 2004. We have excluded The Specialty
Group, Inc. from our audit of internal control over financial reporting. The
Specialty Group, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 9% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. We have also excluded Bianchi International from our audit of internal control over financial reporting. Bianchi International is a wholly-owned subsidiary whose total assets and total revenues represent 6% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

PricewaterhouseCoopers LLP
Jacksonville, Florida
March 6, 2005

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2004 AND DECEMBER 31, 2003
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                              DECEMBER 31, 2004  DECEMBER 31, 2003
                                                                              -----------------  -----------------

ASSETS
Current assets:
    Cash and cash equivalents                                                    $   421,209        $   111,850
    Restricted cash                                                                     --                2,600
    Accounts receivable (net of allowance for doubtful accounts of $3,077
         and $1,673)                                                                 174,559             72,635
    Costs and earned gross profit in excess of billings                                  893               --
    Inventories                                                                      176,208             80,527
    Prepaid expenses and other current assets                                         46,935             22,032
    Current assets of discontinued operations (Note 2)                                  --                  753
                                                                                 -----------        -----------
Total current assets                                                                 819,804            290,397

Property and equipment (net of accumulated depreciation of $27,917
    and $19,046)                                                                      77,307             57,576
Goodwill (net of accumulated amortization of $4,024 and $4,024)                      262,013            175,707
Patents, licenses and trademarks (net of accumulated amortization of $6,830
    and $2,627)                                                                      112,459             44,174
Long-term assets of discontinued operations (Note 2)                                    --                1,603
Other assets                                                                          20,768             16,169
                                                                                 -----------        -----------
Total assets                                                                     $ 1,292,351        $   585,626
                                                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                            $       621        $    32,107
    Short-term debt                                                                  343,756                498
    Accounts payable                                                                  69,601             30,304
    Accrued expenses and other current liabilities                                   107,247             58,218
    Income taxes payable                                                               9,001               --
    Current liabilities of discontinued operations (Note 2)                             --                  626
                                                                                 -----------        -----------
Total current liabilities                                                            530,226            121,753

Long-term debt, less current portion                                                 156,751            158,300
Other long-term liabilities                                                            1,951              8,970
Deferred income taxes                                                                 38,227              1,238
                                                                                 -----------        -----------
Total liabilities                                                                    727,155            290,261

Commitments and contingencies (Note 12)

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized; no
       shares issued and outstanding                                                    --                 --
   Common stock, $.01 par value; 75,000,000 shares authorized;
       40,133,870 and 34,337,034 issued; 34,073,648 and 28,276,812
       outstanding at December 31, 2004 and December 31, 2003, respectively              402                344
   Additional paid-in capital                                                        504,809            318,460
   Retained earnings                                                                 125,481             44,942
   Accumulated other comprehensive income                                              6,821              3,936
   Treasury stock                                                                    (72,317)           (72,317)
                                                                                 -----------        -----------
       Total stockholders' equity                                                    565,196            295,365
                                                                                 -----------        -----------
Total liabilities and stockholders' equity                                       $ 1,292,351        $   585,626
                                                                                 ===========        ===========

                   The accompanying notes are an integral part
                   of these consolidated financial statements.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                              DECEMBER 31, 2004   DECEMBER 31, 2003  DECEMBER 31, 2002
                                                              -----------------   -----------------  -----------------

REVENUES:

  Aerospace & Defense                                              $ 605,398          $  91,673        $  59,318
  Products                                                           249,765            193,960          179,946
  Mobile Security                                                    124,520             79,539           65,853
                                                                   ---------          ---------        ---------
  Total Revenues                                                     979,683            365,172          305,117
                                                                   ---------          ---------        ---------

COSTS AND EXPENSES:
  Cost of revenues                                                   714,192            253,586          210,745
  Cost of warranty revision                                            5,000               --               --
  Operating expenses                                                 100,261             62,795           49,836
  Amortization                                                         4,255                489              245
  Integration and other charges                                       10,260             12,573            5,926
                                                                   ---------          ---------        ---------

OPERATING INCOME                                                     145,715             35,729           38,365

  Interest expense, net                                                6,776              4,012              923
  Other expense, net                                                   1,945                508               51
                                                                   ---------          ---------        ---------

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
  INCOME TAXES                                                       136,994             31,209           37,391

PROVISION FOR INCOME TAXES                                            56,417             14,203           16,054
                                                                   ---------          ---------        ---------
INCOME FROM CONTINUING OPERATIONS                                     80,577             17,006           21,337

DISCONTINUED OPERATIONS (NOTE 2):
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT             (38)            (6,120)         (39,026)
                                                                   ---------          ---------        ---------
NET INCOME (LOSS)                                                  $  80,539          $  10,886        $ (17,689)
                                                                   =========          =========        =========

NET INCOME (LOSS) PER COMMON SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS                                  $    2.56          $    0.61        $    0.70

LOSS FROM DISCONTINUED OPERATIONS                                       0.00              (0.22)           (1.28)
                                                                   ---------          ---------        ---------

BASIC INCOME (LOSS) PER SHARE                                      $    2.56          $    0.39        $   (0.58)
                                                                   =========          =========        =========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS                                  $    2.44          $    0.59        $    0.69

LOSS FROM DISCONTINUED OPERATIONS                                       0.00              (0.21)           (1.26)
                                                                   ---------          ---------        ---------

DILUTED INCOME (LOSS) PER SHARE                                    $    2.44          $    0.38        $   (0.57)
                                                                   =========          =========        =========

WEIGHTED AVERAGE SHARES - BASIC                                       31,419             28,175           30,341
                                                                   =========          =========        =========

WEIGHTED AVERAGE SHARES - DILUTED                                     33,025             28,954           30,957
                                                                   =========          =========        =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (IN THOUSANDS)

                                    COMMON STOCK
                                --------------------                                  ACCUMULATED
                                                        ADDITIONAL                      OTHER
                                              PAR        PAID-IN       RETAINED      COMPREHENSIVE       TREASURY
                                  SHARES     VALUE       CAPITAL       EARNINGS      (LOSS) INCOME        STOCK         TOTAL
                                 --------- ----------  ------------  ------------   ----------------  ------------- -------------

Balance, December 31, 2001         30,857      $ 331      $301,995      $ 51,745         $  (4,473)     $ (23,579)     $ 326,019
Exercise of stock options and
   distribution of stock awards       528          5         4,135                                                         4,140
Tax benefit from exercises of
   options                                                     832                                                           832
Sale of put options                                            525                                                           525
Repurchase of stock               (1,928)                                                                 (26,054)      (26,054)
                                                                                                                    -------------
Comprehensive loss:
Net loss                                                                (17,689)                                        (17,689)
Foreign currency translation
  adjustments, net of taxes of $364                                                            304                          304
                                                                                                                    -------------
Total comprehensive loss                                                                                                (17,385)
                                 --------- ----------  ------------  ------------   ----------------  ------------- -------------
Balance, December 31, 2002         29,457        336       307,487        34,056            (4,169)       (49,633)       288,077
Exercise of stock options and
   distribution of stock awards       743          8         9,028                                                         9,036
Tax benefit from exercises of
   options                                                   1,136                                                         1,136
Extension of stock options related
   to termination of former
   Chief Executive Officer                                     809                                                           809
Repurchase of stock               (1,923)                                                                 (22,684)      (22,684)
                                                                                                                    -------------
Comprehensive income:
Net income                                                                10,886                                          10,886
Sale of ArmorGroup                                                                            3,231                        3,231
Foreign currency translation
   adjustments                                                                                4,874                        4,874
                                                                                                                    -------------
Total comprehensive income                                                                                                18,991
                                 --------- ----------  ------------  ------------   ----------------  ------------- -------------
Balance, December 31, 2003         28,277        344       318,460        44,942              3,936       (72,317)       295,365
Exercise of stock options and
   distribution of stock awards     1,797         18        40,582                                                        40,600
Tax benefit from exercises of
   stock options                                             4,646                                                         4,646
Issuance of common stock            4,000         40       141,121                                                       141,161
                                                                                                                    -------------
Comprehensive income:
Net income                                                                80,539                                          80,539
Foreign currency translation
   Adjustments, net of taxes
  of $642                                                                                     2,885                        2,885
                                                                                                                    -------------
Total comprehensive income                                                                                                83,424
                                 --------- ----------  ------------  ------------   ----------------  ------------- -------------
Balance, December 31, 2004         34,074      $ 402      $504,809      $125,481           $  6,821     $ (72,317)     $ 565,196
                                 ========= ==========  ============  ============   ================  ============= =============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                                               YEAR ENDED
                                                                         -------------------------------------------------------
                                                                         DECEMBER 31, 2004  DECEMBER 31, 2003  DECEMBER 31, 2002
                                                                         -----------------  -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                           $    80,577         $   17,006            $ 21,337
  Adjustments to reconcile income from continuing operations to cash provided by operating activities:
      Depreciation and amortization                                                15,051              7,608               5,580
      Loss on disposal of fixed assets                                                864                327                 200
      Deferred income taxes                                                         4,006              5,025                 359
      Non-cash termination charge                                                   1,408              2,093                  --
      Non-cash restricted charges                                                   6,294              7,266                  --
  Changes in operating assets and liabilities, net of
         acquisitions:
      Increase in accounts receivable                                             (90,496)              (995)             (2,554)
      Increase in inventories                                                     (73,106)            (2,501)             (9,381)
      (Increase) decrease in prepaid expenses and
         other assets                                                             (22,075)            (2,381)             (2,246)
      Increase (decrease) in accounts payable, accrued
         expenses and other current liabilities                                    74,833             17,043              (3,754)
      Increase in income taxes payable                                             17,324                361               6,745
                                                                         ------------------ ------------------ ------------------
      Net cash provided by operating activities                                    14,680             50,852              16,286
                                                                         ------------------ ------------------ ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                             (19,419)            (8,684)             (5,902)
   Purchase of patents and trademarks                                                (112)              (185)                (69)
   Purchase of equity investment                                                   (5,275)                --                  --
   Proceeds from sale of equity investment                                          5,823                 --                  --
   Purchase of short-term investment securities                                  (286,430)          (143,400)             (4,000)
   Proceeds from sales of short-term investment securities                        286,430            143,400               4,000
   Collection of note receivable                                                    2,175                 --                  --
   Decrease (increase) in restricted cash                                           2,600             (2,600)                 --
   Sale of business, net of cash disposed                                             125             31,361                  --
   Additional consideration for purchased businesses                              (33,943)            (1,026)             (9,375)
   Purchase of businesses, net of cash acquired                                  (158,442)           (90,512)             (8,818)
                                                                         ------------------ ------------------ ------------------
   Net cash used in investing activities                                         (206,468)           (71,646)            (24,164)
                                                                         ------------------ ------------------ ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options                                     25,192              8,471               4,227
   Proceeds from the issuance of common stock                                     142,500                 --                  --
   Cash paid for common stock offering costs                                       (1,339)                --                  --
   Repurchases of treasury stock                                                       --            (22,684)            (26,054)
   Proceeds from the sale of put options                                               --                 --                 525
   Cash paid for financing costs                                                   (6,156)            (4,599)               (326)
   Borrowings of short-term debt                                                  341,550                 --                  --
   Borrowings of long-term debt                                                        --            148,278                  --
   Repayments of long-term debt                                                    (3,381)            (1,688)               (730)
   Borrowings under line of credit                                                 24,588             31,830              32,372
   Repayments under line of credit                                                (23,049)           (32,098)            (32,447)
                                                                         ------------------ ------------------ ------------------

   Net cash provided by (used in) financing activities                            499,905            127,510             (22,433)

   Effect of exchange rate changes on cash and
        cash equivalents                                                            1,959                833                (126)
   Net cash used in discontinued operations                                          (717)            (8,612)             (4,139)
                                                                         ------------------ ------------------ ------------------

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           309,359             98,937             (34,576)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 111,850             12,913              47,489
                                                                         ------------------ ------------------ ------------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    421,209       $    111,850             $12,913
                                                                         ================== ================== ==================

   CASH AND CASH EQUIVALENTS, END OF PERIOD
       CONTINUING OPERATIONS                                                 $    421,209       $    111,850             $12,913
       DISCONTINUED OPERATIONS                                                          -                 76               3,638
                                                                         ------------------ ------------------ ------------------
                                                                             $    421,209       $    111,926             $16,551
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

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1.   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and nature of business. Armor Holdings, Inc. and its wholly-owned subsidiaries (the "Company", "we", "our", "us") is a leading manufacturer and provider of specialized security products; training and support services related to these products; vehicle armor systems; military helicopter seating systems, aircraft armor and land vehicle armor systems; protective equipment for military personnel; and other technologies used to protect humans in a variety of life-threatening or catastrophic situations. Our products, vehicle armor systems and human safety and survival systems are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as governmental agencies, multinational corporations and individuals.

Effective in the first quarter 2004, we instituted a new segment reporting format to include three reportable business divisions: Aerospace & Defense
Group, the Products Division and the Mobile Security Division. The Aerospace &
Defense Group was formed upon the completion of our acquisition of Simula, Inc.
on December 9, 2003. The Aerospace & Defense Group also includes the military business, including armor and blast protection systems ("up-armoring") for their
High Mobility Multi-purpose Wheeled Vehicles ("Up-Armored HMMWV," commonly known as the Humvee), and other military vehicle armor programs, which previously were included in our Mobile Security Division. The Aerospace & Defense Group also includes the small arms protection insert ("SAPI") plate produced by our Protech subsidiary in Pittsfield, Massachusetts, which was previously reported as part of the Products Division. The historical results of these businesses have been reclassified as part of the Aerospace & Defense Group. This reporting change was made to better reflect management's approach to operating and directing the businesses, and, in certain instances, to align financial reporting with our market and customer segments. Prior period segment data has been restated to conform to the 2004 presentation. ArmorGroup Services has been classified as discontinued operations. The amounts disclosed in the footnotes are related to continuing operations unless otherwise indicated.

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
and blast protection systems for Up-Armored HMMWVs. We are also under contract with the U.S. Army to provide spare parts, logistics and ongoing field support services for the currently installed base of approximately 8,350 Up-Armored
HMMWVs. Additionally, we provide blast and ballistic protection kits for the standard HMMWVs, which are installed on existing equipment in the field. Our
Aerospace & Defense Group was subcontracted to develop a ballistic and blast protected armored and sealed truck cab for the High Mobility Artillery Rocket
System ("HIMARS"), a program recently transitioned by the U.S. Army and U.S.
Marine Corps from developmental to a low rate of initial production, deliveries of which commenced in 2003 and continued in 2004. We also supply armor sub-systems for other tactical wheeled vehicles.

Through Simula, we provide military helicopter seating systems, helicopter cockpit airbag systems, aircraft armor and land vehicle armor kits for the
HMMWV, Heavy Expanded Mobility Tactical Truck ("HEMTT"), Paletized Load System
("PLS"), Heavy Equipment Transporter ("HET"), M915 and Armored Security Vehicle
("ASV"), body armor and other protective equipment for military personnel, emergency bailout parachutes and survival ensembles worn by military aircrew.
The primary customers for our products are the U.S. Army, U.S. Marine Corps,
Boeing, and Sikorsky Aircraft. Most of Simula's aviation safety products are provided on a sole source basis. The U.S. armed forces have adopted ceramic body armor as a key element of the protective ensemble worn by our troops in Iraq and
Afghanistan. Simula was the developer of this specialized product called SAPI, and one of the largest suppliers to U.S. forces. We also provide ceramic body armor from our Protech subsidiary based in Pittsfield, Massachusetts.

The Specialty Group, Inc. ("Specialty Defense"), with operations in
Pennsylvania, Tennessee, and Kentucky, is a supplier to military and law enforcement customers in the United States and overseas. Specialty Defense manufactures, among other things, Modular Lightweight Load-Carrying Equipment
("MOLLE") systems, Outer Tactical Vests ("OTVs") and Warrior Helmets. Specialty
Defense's core products are made of Kevlar(R) and heavy-duty nylon fabric and webbing and require special cutting and sewing techniques. Specialty Defense is currently the largest supplier of MOLLE systems for the U.S.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Army. The MOLLE system consists of a modular rucksack with removable compartments and components and a fighting load vest with removable pockets for the Rifleman, Pistol, Squad Automatic Weapon Gunner, Medic and Grenadier
configurations. Specialty Defense manufactures OTVs, which, when used with SAPI plates, provide enhanced armor protection for U.S. armed forces against mines, grenades, mortar shells, artillery fire and rifle projectiles. Specialty Defense is one of the three largest suppliers of Warrior Helmets for the U.S. Army.
Specialty Defense also manufactures NATO PASGT helmets, the Advanced Combat
Vehicle Crewman helmet and the Warrior Helmet (the U.S. Army's next generation helmet), along with related liners and accessories.

Products. Our Products Division manufactures and sells a broad range of high quality security products, equipment and related consumable items, such as concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, emergency lighting products, forensic products, firearms accessories, weapon maintenance products, foldable ladders, backpacks and specialty gloves. Our Products Division's products are marketed under brand names that are well established in the military and law enforcement communities such as AMERICAN BODY ARMOR(TM), XTREME(R), MATRIX(R),
B-SQUARE(R), BREAK FREE(R), CLP(R), DEFENSE TECHNOLOGY/FEDERAL LABORATORIES(R),
DEF-TEC PRODUCTS(TM), DISTRACTION DEVICE(R), FEDERAL LABORATORIES(R), FERRET(R),
FIRST DEFENSE(R), IDENTICATOR(R), IDENTIDRUG(R), LIGHTNING POWDER(R),
MONADNOCK(R), NIK(R), PROTECH(TM), QUIKSTEP LADDERS(TM), PORTAL LADDERS(TM),
QUICKSHIELD(TM), SAFARILAND(R), SPEEDFEED(R), 911EP(R), DESIGN(R), ODV(TM),
KLEEN-BORE(TM), GREGORY(R), BIANCHI(R), NYLOK(R), ACCUMOLD(R), ACCUMOLD
ELITE(TM), RANGER(TM) and PEACEKEEPER(R). Our Products Division's security products are marketed through an extensive network of approximately 260 domestic distributors and 200 international distributors, and through a sales force of approximately 40 representatives and specialists under brand names that are well established in the military and law enforcement communities.

Mobile Security. Our Mobile Security Division manufactures and installs armoring systems for commercial vehicles to protect against varying degrees of ballistic and blast threats. Under the brand name O'GARA-HESS & EISENHARDT ARMORING
COMPANY(TM), ARMOR MOBILE SECURITY FRANCE, ARMOR MOBILE SECURITY GERMANY and
IMPAK(TM), our Mobile Security Division armors a variety of commercial vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles. Our Mobile Security Division's customers include U.S.
federal law enforcement and intelligence agencies, foreign heads of state, multinational corporations, as well as high net worth individuals and cash-in-transit operators.

DISCONTINUED OPERATIONS

On July 2, 2004, we sold the security consulting division of our litigation support services subsidiary, New Technologies Armor, Inc. ("NTI"), which was the last remaining business in discontinued operations. The remaining division in
NTI, consisting primarily of training services, has been included as part of the
Products Division segment, where management now resides. This business represented the last remaining business in the Services Division. The assets and liabilities of the Services Division have been classified as assets and liabilities of discontinued operations on our consolidated balance sheets and the results of their operations classified as income (loss) from discontinued
operations in the accompanying consolidated statements of operations. In the second quarter of 2004, we recorded an impairment charge of $1.4 million in integration and other charges in continuing operations to reduce the carrying value of remaining portion of NTI to its estimated fair value.

On November 26, 2003, we announced that we completed the sale of ArmorGroup, our security service division, for $33,660,000 in total consideration to a group of private investors led by Granville Baird Capital Partners of London, England and
management. We received $31,360,000 in cash at closing and a note receivable of
$2,300,000, which we collected in full in the year ended December 31, 2004. We recorded a loss of $8.8 million on the sale in the fourth quarter of 2003 primarily due to unrealized foreign currency translation loss. In accordance with generally accepted accounting principles, unrealized foreign currency translation gains and losses, which are included in equity as accumulated other comprehensive income or loss, are not recognized until the period in which the related assets and liabilities are disposed of.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On April 17, 2003, we announced that we had completed the sale of our ArmorGroup
Integrated Systems business through the sale of 100% of the stock of ArmorGroup
Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc. to Aerwav
Integration Services, Inc. ("AIS"). AIS is a wholly owned subsidiary of Aerwav
Holdings, LLC. As consideration for the integrated systems business, we received a $4.1 million collateralized note due in April 2005, of which we have received
$475,000 through December 31, 2004, and a warrant for approximately 2.5% of AIS.
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

Restricted cash. Restricted cash at December 31, 2003 includes $2.6 million held in trust for the benefit of the Ontario Industrial Development Authority
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989
bondholders. On January 2, 2004, the restrictions were released and the funds were used to pay off the bonds in full.

Concentration of credit risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We maintain our cash and cash equivalents with what we believe to be various high quality banks and in AAA rated securities.
Amounts held in individual banks may periodically exceed, for brief time periods, federally insured amounts. Our accounts receivable consist of amounts due from customers and distributors located throughout the world. International product sales generally require cash in advance or confirmed letters of credit on U.S. banks. We maintain reserves for potential credit losses. As of December
31, 2004 and 2003, management believes that we have no significant concentrations of credit risk excluding the U.S. military.

Inventories. Inventories are stated at the lower of cost or market determined on the first-in, first-out ("FIFO") method.

 Fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximates fair value at December 31, 2004 and 2003. The fair value of debt was estimated based on quoted market prices. See the table below for the carrying amount and fair value of our public debt as at December 31, 2004 and
2003, respectively.

                                                DECEMBER 31, 2004       DECEMBER 31, 2003
                                               ------------------      -------------------
                                               CARRYING     FAIR       CARRYING      FAIR
                                                AMOUNT      VALUE       AMOUNT       VALUE
                                               --------     -----      --------      -----
                                                              (IN THOUSANDS)

8.25% Senior Subordinated Notes due 2013       $147,850    $168,000    $147,600    $161,250
2.00% Senior Subordinated Convertible
Notes due November 1, 2004                      341,579     396,384        --          --
                                               --------    --------    --------    --------
                                               $489,429    $564,384    $147,600    $161,250
                                               ========    ========    ========    ========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Derivative Instruments and Hedging Activities. We account for derivative instruments and hedging activities in accordance with Statement of Financial
Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedge
Activities" ("SFAS 133") as amended. All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which we hedge changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the incme statement by changes in the hedged item's fair value. We do not hold or issue interest rate swap agreements or other derivative instruments for trading purposes.

Changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, non-current other assets on the Consolidated Balance Sheet as of December 31, 2004 increased by $195,000, which reflected an increase in the fair value of the interest rate swap agreements to $6.1 million. The corresponding increase in the hedge liability was recorded in long-term debt.
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

     Buildings and improvements         5 - 39 years
     Machinery and equipment            3 - 7 years

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill and other intangible assets are stated on the basis of cost. The $209.0 million in goodwill resulting from acquisitions made by the Company subsequent to June
30, 2001 was immediately subjected to the non-amortization provisions of
Statement of Financial Accounting Standards No. 142, "Goodwill and Other
Intangible Assets" ("SFAS 142"). See also Impairment and Recent Accounting
Pronouncements which follows. The purchase method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value based test prescribed by SFAS 142. We performed our annual assessment of goodwill and determined that no impairment existed as of June 30, 2004.

Patents, licenses and trademarks. Patents, licenses and trademarks were primarily acquired through acquisitions accounted for by the purchase method of accounting. Such assets are amortized on a straight-line basis over their useful lives. See Note 5 which follows for information on our identified intangibles.

Deferred charges. Deferred charges consist of costs related to the issuance of certain financing arrangements. Amortization of deferred charges is charged to interest expense over the respective lives of the applicable financing arrangement. Deferred charges are included in other assets on the Consolidated
Balance Sheets.

Impairment. Long-lived assets, including certain identifiable intangibles and goodwill, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets. Management has reviewed our long-lived assets and has taken impairment charges of $1.4 million in fiscal
2004, $12.4 million in fiscal 2003 and $30.3 million in fiscal 2002 to reduce the

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

carrying value of the Services Division to estimated realizable value. The method used to determine the existence of an impairment would be generally by undiscounted operating cash flows estimated over the remaining useful lives of the related long-lived assets or estimated realizable amounts on assets of discontinued operations. Impairment is measured as the difference between fair value and unamortized cost at the date impairment is determined.

Research and development. We view our research and development efforts as critical to maintaining a leadership position in the security products and vehicle armoring markets. The continuously evolving threats of today demand the advancement and application of state-of-the-art technology to ensure proper protection of our customers. Our research and development occurs primarily under fixed-price or cost-plus, government funded contracts as well as
Company-sponsored efforts. We seek to offer superior quality and advanced products and systems to our customers at competitive prices. To achieve this objective, we engage in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of our existing products. We also design and develop new products in an ongoing effort to anticipate and meet our customers' evolving needs.

We employ scientific, engineering and other personnel to improve our existing product lines and to develop new products and technologies in the same or related fields. To maximize efficiency, we utilize important relationships with outside testing laboratories, companies and often times our key clients.
Research and development costs include salaries and benefits of research and development personnel, testing and certification, and other research and development related costs. Research and development costs are included in operating expenses as incurred and for fiscal 2004, 2003 and 2002, approximated
$8,866,000, $4,015,000 and $2,968,000, respectively.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the carrying value of long-lived assets, valuation allowances for receivables, inventories and deferred income tax assets, liabilities for potential litigation claims and settlements, potential liabilities related to tax filings in the ordinary course of business, and contract contingencies and obligations. Actual results could differ from those estimates.

Income taxes. We account for income taxes pursuant to Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under
the asset and liability method specified thereunder, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are offset by deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. At December 31, 2004 and 2003, certain of our non-U.S. subsidiaries have unremitted earnings of approximately $10.7 million and $4.6 million, respectively, on which we have not recorded a provision for United States Federal income taxes since these earnings are considered to be permanently reinvested. Such foreign earnings have been taxed according to the regulations existing in the countries in which they were earned.

Revenue recognition. We record products revenue at the time of shipment. Returns are minimal and do not materially affect the financial statements.

We record Aerospace & Defense Group revenue related to government contracts which results principally from fixed price contracts and is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, all of these conditions are met when the Company ships products to its customers. Up-Armored
HMMWV units sold to the U.S. Government are considered sold when the onsite
Department of Defense officer finishes the inspection of the Up-Armored HMMWV, approves it for delivery and shipment occurs. Revenues related to nonrefundable license fees that are payable at the initiation of a licensing agreement are recognized immediately in income when received or when collectibility is reasonably assured, provided that there are no future obligations or performance requirements. Non-refundable license fees that are in essence, a prepayment of future royalties, are recognized as revenue on a straight-line basis over the term of the initial license.

We record revenue of the Aerospace & Defense Group and Mobile Security Division
when a vehicle is shipped, except for larger commercial contracts typically longer than four months in length and the

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

contract for the delivery of Up-Armored HMMWVs to the U.S. Government, which continues through 2008. Revenue from large commercial contracts is recognized on the percentage of completion, units-of-work performed method. Should large commercial contracts be in a loss position, the entire estimated loss would be recognized for the balance of the contract at such time. Current contracts are profitable.

We record service revenue as services are provided on a contract-by-contract basis. Revenues from service contracts are recognized over the term of the contract.

Allowance for Doubtful Accounts. We encounter risks associated with sales and the collection of the associated accounts receivable. As such, we review our accounts receivable aging on a monthly basis and determine a provision for accounts receivable that is considered to be uncollectible. In order to calculate the appropriate monthly provision, we primarily review accounts greater than ninety days past due and estimate the amount that is uncollectible.

Periodically, we compare the identified credit risks with the allowance that has been established using historical experience and adjust the allowance accordingly.

Warranty. Warranty costs are generally recorded as a component of cost of sales and accrued expenses in our consolidated financial statements. The amount recognized is based on historical claims cost experience. See Note 22 regarding our recently announced warranty revision and product exchange program to our
Zylon(R)-containing vests.

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
Income" ("SFAS 130"), assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment, net of tax, which represents the effect of translating assets and liabilities of our foreign operations is $6,821,000 and $3,936,000 for the years ended December 31, 2004 and 2003, respectively, and is classified as accumulated other comprehensive loss. The current year change in the accumulated amount, net of tax, is included as a component of comprehensive income.

Stock options and grants. Statement of Financial Accounting Standard No. 123,
"Accounting for Stock-Based Compensation" ("SFAS 123") establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by
Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued
to Employees." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for employee stock compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. Restricted stock awards are generally recorded as compensation expense over the vesting periods based on the market value on the date of grant.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

If compensation cost for stock option grants had been determined based on the fair value on the grant dates for fiscal 2004, 2003 and 2002 consistent with the method prescribed by SFAS 123, our net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                   2004         2003        2002
                                                                ----------   ----------   ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

             Net income (loss) as reported                      $   80,539   $   10,886   $  (17,689)

             Deduct:  Total stock-based employee compensation
             expense determined under fair value based method
             for all awards, net of related tax effects             (6,717)      (4,157)      (5,053)

             Add:  Employee compensation expense for
             modification of stock option awards included in
             report net income, net of income taxes                     57          506         --
                                                                ----------   ----------   ----------
             Pro-forma net income (loss)                        $   73,879   $    7,235   $  (22,742)
                                                                ==========   ==========   ==========

             Earnings (loss) per share:
               Basic - as reported                              $     2.56   $     0.39   $    (0.58)
                                                                ==========   ==========   ==========
               Basic - pro forma                                $     2.35   $     0.26   $    (0.75)
                                                                ==========   ==========   ==========
               Diluted - as reported                            $     2.44   $     0.38   $    (0.57)
                                                                ==========   ==========   ==========
               Diluted - pro forma                              $     2.24   $     0.25   $    (0.74)
                                                                ==========   ==========   ==========

Reclassifications. Certain reclassifications have been made to the 2003 and 2002 financial statements in order to conform to the presentation adopted for 2004.
These reclassifications had no effect on net income or retained earnings.

Recent accounting pronouncements.

In April 2004, the Financial Accounting Standards Board ("FASB") issued FASB
Staff Position No. 129-1, Disclosure Requirements under FASB Statement No. 129,
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

On December 16, 2004, the FASB issued FASB Statement No. 123(R), Share-Based
Payment (FAS 123(R)). FAS 123(R) revises FASB Statement No. 123, Accounting for
Stock-Based Compensation (FAS 123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and
amends FASB Statement No. 95, "Statement of Cash Flows." FAS 123(R) must be adopted no later than periods beginning after June 15, 2005. We expect to incur approximately $3 million of expense in the second half of 2005 as a result of the adoption of FASB Statement No. 123(R).

In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. In December 2004, the FASB issued Staff Position No. 109-1 ("FSP 109-1"),
Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax
Deduction on Qualified Production Activities Provided by the American Jobs
Creation Act of 2004 and Staff Position No. 109-2 ("FSP 109"), Accounting and
Disclosure Guidance for the Foreign Earnings Repatriation Provision within the
American Jobs Creation Act of 2004. FSP 1009-1 clarifies that the manufacturer's tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP
109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA.
Currently, uncertainty remains as to how to interpret

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

numerous provisions of the AJCA. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We expect to be in a position to make a decision on implementation, if any, later in 2005.

In November 2004, the FASB issued SFAS No. 151 ("SFAS 151"), Inventory Costs -
an amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in
Accounting Research Bulleting No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) are to be recognized as current-period charges. SFAS
151 is effective for fiscal years beginning after June 15, 2005. SFAS 151 is not expected to have a material impact on our financial statements.

2.   DISCONTINUED OPERATIONS

On July 2, 2004, we sold the security consulting division of our litigation support services subsidiary, NTI, which was the last remaining business in discontinued operations. The remaining division in NTI, consisting primarily of training services, has been included as part of the Products Division segment, where management now resides. This business represented the last remaining business in our ArmorGroup Services Division (the "Services Division"). The
assets and liabilities of the Services Division have been classified as assets and liabilities of discontinued operations on our consolidated balance sheets and the results of their operations classified as income (loss) from discontinued operations in the accompanying consolidated statements of operations. In the second quarter of 2004, we recorded an impairment charge of
$1.4 million in integration and other charges in continuing operations to reduce the carrying value of remaining portion of NTI to its estimated fair value. We had no discontinued operations at December 31, 2004.

On November 26, 2003, we announced that we completed the sale of ArmorGroup, our security service division, for $33,660,000 in total consideration to a group of private investors led by Granville Baird Capital Partners of London, England and
management. We received $31,360,000 in cash at closing and a note receivable of
$2,300,000, which we collected in full in fiscal 2004. We recorded a loss of
$8.8 million on the sale in the fourth quarter of 2003. In accordance with generally accepted accounting principles, unrealized gains and losses, which are included in equity as accumulated other comprehensive income or loss, are not recognized until the period in which the related assets and liabilities are disposed of.

Based upon our analysis and discussions with our advisors regarding the estimated realizable value, net of selling costs, of the Services Division, we reduced its carrying value and recorded net impairment charges of $1.4 million,
$12.4 million and $30.3 million in fiscal 2004, 2003 and 2002, respectively. The
2003 impairment charges consisted of a non-cash goodwill reduction. The fiscal
2002 impairment charges consisted of approximately $6.1 million in estimated disposal costs and a $24.2 million non-cash goodwill reduction. The benefit for income taxes for discontinued operations was $8.3 million and $2.4 million for fiscal 2003 and 2002, respectively. The reductions in the carrying value of the
Services Division were management's best estimate based upon the information currently available, including discussions with our investment bankers.

On April 17, 2003, we announced that we had completed the sale of our ArmorGroup
Integrated Systems business through the sale of 100% of the stock of ArmorGroup
Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc. to AIS. AIS
is a wholly owned subsidiary of Aerwav Holdings, LLC. As consideration for the integrated systems business, we received a $4.1 million collateralized note due in April 2005 and a warrant for approximately 2.5% of AIS. $475,000 of the balance due was paid in advance through fiscal 2004. In accordance with SFAS
144, we recorded a loss of $366,000 on the sale in fiscal 2003.

On July 15, 2002, we announced plans to sell the Services division and the retention of Merrill Lynch & Company to assist in the sale. In accordance with
Statement of Financial Accounting Standards No. 144, Accounting for Impairment
or Disposal of Long-Lived Assets ("SFAS 144"), the assets and liabilities of the
Services division have been classified as held for sale, with its operating results in the current and prior periods reported in discontinued operations for fiscal 2004, 2003 and 2002. Cyconics International Training Services, Inc., a
subsidiary providing certain training services, formerly reported as a part of the Services Division is not included in the amounts classified as assets held for sale. The assets and

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

liabilities as well as the operating results of Cyconics International Training
Services, Inc. have been reclassified to the Products Division where management oversight currently resides.

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

As a result of the 2001 restructuring plan, we recorded a pre-tax charge of
$10.3 million in 2001. As of December 31, 2004, we had no remaining liability after fiscal 2004 utilization of $140,000 relating to lease termination costs.

The following is a summary of the operating results of the discontinued
operations for the years ended December 31, 2004, 2003 and 2002.

                                           DECEMBER 31, 2004  DECEMBER 31, 2003  DECEMBER 31, 2002
                                           -----------------  -----------------  -----------------
                                                                (IN THOUSANDS)

Revenue                                          $  1,733          $ 95,124          $ 98,263
Cost of revenues                                      697            66,780            75,779
Gross profit                                        1,036            28,344            22,484
Operating expenses                                    821            19,910            30,588
Charge for impairment of long-lived assets           --              21,535            30,296
Integration and other charges                        --                 776             2,623
                                                 --------          --------          --------
Operating income (loss)                               215           (13,877)          (41,023)
Interest expense, net                                   2                16               346
Other expense, net                                    273               479                99
                                                 --------          --------          --------
    Loss from discontinued operations before
       income tax benefit                             (60)          (14,372)          (41,468)
    Income tax benefit  (a)                           (22)           (8,252)           (2,442)
                                                 --------          --------          --------
       Loss from discontinued operations         $    (38)         $ (6,120)         $(39,026)
                                                 ========          ========          ========

a)   Fiscal 2002 income taxes exclude additional expense of $1,475,000 per paragraphs 26 and 27 of SFAS No. 109 included in income from continuing operations on a consolidated basis.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following is a summary of the assets and liabilities of our discontinued
operations:

                                                   DECEMBER 31, 2004  DECEMBER 31, 2003
                                                   -----------------  -----------------
                                                              (IN THOUSANDS)

Assets
  Cash and cash equivalents                              $ --             $   76
  Accounts receivable, net                                 --                549
  Other current assets                                     --                128
                                                         ------           ------
      Total current assets                                 --                753
  Property and equipment, net                              --              1,206
  Goodwill, net                                            --                356

  Other assets                                             --                 41
                                                         ------           ------
 Total assets of discontinued operations                 $ --             $2,356
                                                         ======           ======

Liabilities
  Current portion of long-term debt                      $ --             $  125
  Accounts payable                                         --                  5
  Accrued expenses and other current liabilities           --                496
                                                         ------           ------
       Total current liabilities                           --                626
                                                         ------           ------
Total liabilities of discontinued operations             $ --             $  626
                                                         ======           ======

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.   COMPREHENSIVE INCOME

The components of comprehensive income (loss), net of tax expense (benefit) of
$642,000, zero and ($364,000) for the years ended December 31, 2004, 2003 and
2002, respectively, are listed below:

                                                 DECEMBER 31, 2004  DECEMBER 31, 2003   DECEMBER 31, 2002
                                                 -----------------  -----------------   -----------------
                                                                     (IN THOUSANDS)

     Net income  (loss)                               $ 80,539           $ 10,886           $(17,689)
     Other comprehensive income (loss):
        Sale of ArmorGroup                                --                3,231               --
        Foreign currency translations, net of tax        2,885              4,874                304
                                                      --------           --------           --------
     Comprehensive income (loss)                      $ 83,424           $ 18,991           $(17,385)
                                                      ========           ========           ========

In accordance with generally accepted accounting principles, unrealized gains and losses, which are included in equity as accumulated other comprehensive income or loss, are not recognized until the period in which the related assets and liabilities are disposed of.

4.   BUSINESS COMBINATIONS

We have completed numerous purchase business combinations for cash and/or shares of our common stock and assumption of liabilities in certain cases. In the three years ended December 31, 2004, the following acquisitions were completed:

                                                         TOTAL         SHARES       VALUE OF
                                                     CONSIDERATION     ISSUED        SHARES
                                                   -------------------------------------------
                                                           (IN THOUSANDS, EXCEPT SHARES ISSUED)
2004
----

Aggregate 2004 acquisitions, net of cash (1)           $158,442           --            --

Additional purchase price paid/issued for
  deferred consideration/repayment of debt (2)           33,943           --            --
                                                       --------         ------      --------
                                                       $192,385           --            --
                                                       ========         ======      ========
2003
----
Aggregate 2003 acquisitions, net of cash (3)           $ 90,512           --            --

Additional purchase price paid/issued for
   acquisition earnouts                                   1,026          --             --
                                                       --------         ------      --------
                                                       $ 91,538           --            --
                                                       ========         ======      ========
2002
----
Aggregate 2002 acquisitions, net of cash (4)           $  8,818           --            --
Additional purchase price paid/issued for
   acquisition earnouts                                   9,375           --            --
                                                       --------         ------      --------
                                                       $ 18,193           --            --
                                                       ========         ======      ========

(1)  Includes Vector Associates, Inc. (dba ODV, Inc.), Kleen-Bore, Inc., The
     Specialty Group, Inc., and Bianchi International.

(2)  Includes the repayment of $31.1 million of Simula bonds, plus accrued interest thereon, in January 2004.

(3)  Includes Simula, Inc. and Hatch Imports, Inc.

(4)  Includes Speedfeed, Inc., Foldable Products Group, B-Square, Inc., Evi-Paq,
     Inc., Trasco Bremen and 911 Emergency Products.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As described in Note 1, on November 18, 2004, we acquired all of the outstanding stock of Specialty Defense for $92 million in cash, which includes the assumption of certain outstanding debt. As a result of the Specialty Defense acquisition, we expect to: (1) strengthen our position as a leading mid-tier defense and security industry consolidator through increased scale and scope;
(2) increase our relevance to Department of Defense customers and programs; (3)
combine Specialty Defense's high volume manufacturing capacity and their established reputation as a leader in MOLLE systems, OTVs and Warrior Helmets, with some of our existing proprietary technology to compete aggressively in solicitation for vests; (4) achieve cross-selling opportunities by leveraging our global sales force and relationships; and (5) offer opportunities for cost reduction through integration savings and rationalization of operations.

On December 30, 2004, we acquired all of the outstanding stock of Bianchi
International ("Bianchi") for $60 million in cash. Bianchi is a manufacturer and supplier of duty and concealment holsters, belts and accessories under the
Bianchi(R) brand name used primarily by law-enforcement, private security and military personnel. A supplier of the SPEAR rucksack system for U.S. Special
Operations Forces, Bianchi is also a market leader in medium and large technical internal frame backpacks and high-end daypacks, satchels and carrying cases under the Gregory(R) brand name. Bianchi will be included in the Products
Division.

As a result of the Bianchi acquisition, we expect to: (1) strengthen our position as a leading supplier of holsters, belts and accessories; (2) achieve cross-selling opportunities by leveraging our global sales force and relationships; and (3) offer opportunities for cost reduction through integration savings and rationalization of operations.

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

As a result of the Simula acquisition, we expect to: (1) strengthen our position as a leading mid-tier defense and security industry consolidator through increased scale and scope; (2) increase our relevance to Department of Defense customers and programs; (3) diversify our business mix by adding fixed-wing and rotorcraft crashworthy seating; (4) combine body armor capabilities of Simula and PROTECH, one of our subsidiaries, supplementing our position in the SAPI market; (5) achieve cross-selling opportunities by leveraging our global sales force and relationships; and (6) offer opportunities for cost reduction through integration savings and rationalization of operations.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The acquisitions were accounted for as purchase business combinations, and accordingly, the results of operations were included in our financial statements after the acquisition date. The costs to acquire Specialty Defense, Bianchi and other businesses acquired during the year ended December 31, 2004, have been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition as follows:

                                     SPECIALTY                      OTHER
                                      DEFENSE        BIANCHI     ACQUISITIONS       TOTAL
                                     ---------      ---------      ---------      ---------
                                                        (IN THOUSANDS)

Working capital, net of cash         $  15,801      $   5,604      $  (1,213)     $  20,192
Property and equipment                   7,860          1,033             15          8,908
Other long-term assets                     541             32           --              573
Assumed notes payable                     (983)          --             --             (983)
Deferred tax liability                 (14,170)       (13,098)          --          (27,268)
Customer-related intangibles            12,200         19,671            185         32,056
Technology-related intangibles           1,900          2,777           --            4,677
Marketing-related intangibles           16,300         15,830          2,084         34,214
Goodwill                                50,243         28,528          7,302         86,073
                                     ---------      ---------      ---------      ---------
                                     $  89,692      $  60,377      $   8,373      $ 158,442
                                     =========      =========      =========      =========

The customer-related intangible assets relate to acquired customer relationships and are being amortized over a twelve-year weighted-average useful life on a straight-line basis. The technology-related intangible asset relates to certain acquired patents and is being amortized over an eight-year weighted-average useful life on a straight-line basis. The marketing-related intangible asset relates to acquired trade names and trademarks and has an indefinite useful life. The goodwill acquired in the acquisitions of Specialty Defense and Bianchi is not deductible for tax purposes. The goodwill acquired for other businesses acquired during the year ended December 31, 2004, is tax deductible.

Unaudited Pro forma Results. Businesses acquired are included in consolidated results from the date of acquisition. Pro forma results of the 2004 acquisitions of Vector Associates, Inc. (dba ODV, Inc.), Kleen-Bore, Inc. and the 2003
acquisition of Hatch Imports, Inc. are not presented, as they would not differ by a material amount from actual results. The following unaudited pro forma consolidated results are presented to show the results on a pro forma basis as if the 2004 acquisitions of Specialty Defense and Bianchi and the 2003 acquisition of Simula had been made as of January 1, 2003:

                                                                        2004               2003
                                                                  --------------------------------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Revenues from continuing operations                             $1,073,978              $518,016
     Net income from continuing operations                           $   86,347              $ 24,353
     Basic earnings per share from continuing operations             $     2.60              $   0.76
     Diluted earnings per share from continuing operations           $     2.48              $   0.74
     Weighted average shares - basic                                     33,244                32,175
     Weighted average shares - diluted                                   34,850                32,954

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.   GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment at least annually or more often if indicators of impairment arise. The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003, are as follows:

                                       AEROSPACE &                   MOBILE
                                        DEFENSE        PRODUCTS     SECURITY        TOTAL
                                        -------        --------     --------        -----
                                                           (IN THOUSANDS)

Balance at December 31, 2002           $  32,133      $  60,143     $   6,460     $  98,736
Goodwill acquired during year             72,816          3,976          --          76,792
Foreign currency translation and
   other adjustments                         --             286          (107)          179
                                       ---------      ---------     ---------     ---------
Balance at December 31, 2003             104,949         64,405         6,353       175,707

Goodwill acquired during year             50,243         35,830          --          86,073
Foreign currency translation and            (879)         1,057            55           233
   other adjustments
                                       ---------      ---------     ---------     ---------
Balance at December 31, 2004           $ 154,313      $ 101,292     $   6,408     $ 262,013
                                       =========      =========     =========     =========

Included in patents, licenses and trademarks in the accompanying consolidated balance sheets are the following intangible assets as of December 31, 2004:

                                 CUSTOMER
                               RELATIONSHIPS    TECHNOLOGY       MARKETING       TOTAL
                               -------------    ----------       ---------       -----

Gross amount                     $  58,454       $  14,711       $  46,124     $ 119,289
Accumulated amortization            (2,796)         (1,461)         (2,573)       (6,830)
                                 ---------       ---------       ---------     ---------
Net amount                       $  55,658       $  13,250       $  43,551     $ 112,459
                                 =========       =========       =========     =========

Included in marketing are approximately $41.2 million of marketing-related intangible assets that have indefinite lives.

We anticipate recording amortization expense of the following in future periods:

           YEAR                             (IN THOUSANDS)
           ------------------               --------------

           2005                                   $  8,158
           2006                                      8,157
           2007                                      8,157
           2008                                      8,155
           2009                                      7,466
           Thereafter                               31,117
                                                  --------
                                                  $ 71,210
                                                  ========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.   INVENTORIES

The components of inventory as of December 31, 2004 and 2003, are as follows:

                                                 2004          2003
                                               --------      --------
                                                    (IN THOUSANDS)
      Raw materials                            $ 97,528      $ 40,397
      Work-in-process                            51,137        25,422
      Finished goods                             27,543        14,708
                                               --------      --------
                                               $176,208      $ 80,527
                                               ========      ========

7.   PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2004 and 2003, are summarized as follows:

                                                 2004          2003
                                              ---------     ---------
                                                   (IN THOUSANDS)
     Land                                     $   6,096     $   5,940
     Buildings and improvements                  39,308        29,776
     Machinery and equipment                     53,947        40,906
     Construction in process                      5,873          --
                                              ---------     ---------
     Total                                      105,224        76,622
     Accumulated depreciation                   (27,917)      (19,046)
                                              ---------     ---------
                                              $  77,307     $  57,576
                                              =========     =========

Depreciation expense for the years ended December 31, 2004, 2003 and 2002, was approximately $9,645,000, $5,719,000 and $4,953,000, respectively.

8.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2004 and 2003, are summarized as follows:

                                                 2004          2003
                                               --------      --------
                                                   (IN THOUSANDS)
     Accrued expenses                          $ 70,869      $ 40,787
     Customer deposits                           32,317        14,651
     Deferred consideration for acquisitions      4,061         2,780
                                               --------      --------
                                               $107,247      $ 58,218
                                               ========      ========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.   SHORT AND LONG TERM DEBT

SHORT TERM DEBT

On October 29, 2004, we completed the placement of $300 million aggregate principal amount of 2.00% Senior Subordinated Convertible Notes due November 1,
2024 ("2% Convertible Notes"). On November 5, 2004, Goldman, Sachs & Co.
exercised its option to purchase an additional $45 million principal amount of the 2% Convertible Notes. At December 31, 2004, the carrying amount of the 2%
Convertible Notes was $341.6 million. The 2% Convertible Notes are guaranteed by most of our domestic subsidiaries on a senior subordinated basis (see Note 21).
The 2% Convertible Notes were initially rated B1/B+ by Moody's Investors'
Service and Standard & Poor's Rating Services, respectively. The 2% Convertible
Notes will bear interest at a rate of 2.00% per year, payable on November 1 and
May 1 of each year beginning on May 1, 2005 and ending on November 1, 2011. The
2% Convertible Notes will be subject to accretion of the principal amount beginning on November 1, 2011, at a rate that provides holders with an aggregate annual yield to maturity of 2.00%, as defined in the agreement. The 2%
Convertible Notes will bear contingent interest during any six-month period beginning November 1, 2011, of 15 basis points paid in cash if the average trading price of the notes is above certain levels. The 2% Convertible Notes will be convertible, at the bond holder's option, at any time prior to maturity, initially at a conversion rate of 18.5151 shares of our common stock per $1,000 principal amount of notes, which is the equivalent conversion price of approximately $54.01 per share, subject to adjustment. Upon conversion, we will satisfy our conversion obligation with respect to the accreted principal amount of the notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock. In accordance with generally accepted accounting principles, the 2% Convertible Notes are classified as short term debt.

On March 12, 2003, we entered into a collateralized revolving credit facility with Corporacion Financiera to provide for working capital needs for our
Colombia facility. In 2004, we expanded the collateralized revolving credit facility with five additional Colombian banks. The credit facility is a one-year revolving credit facility and, among other things, provides for total maximum borrowings of 5.5 billion Colombian Pesos (US $2.3 million based on the exchange rate as of December 31, 2004). All borrowings under the credit facility bears interest at a rate equal to the Colombian Central Bank rate based on averages of
30 day loans, plus an applicable margin ranging from 3.5% to 4.0%. The Credit
Facility is guaranteed by a US $100,000 standby letter of credit and bank signature notes.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

LONG TERM DEBT

                                                                                         2004          2003
                                                                                      ---------     ---------
                                                                                             (IN THOUSANDS)

Credit facility (a)                                                                   $    --       $    --
8.25% Senior Subordinated Notes due 2013 (b)                                            147,850       147,600
Senior Subordinated Convertible Notes for Simula (c)                                       --          31,135
Ontario Industrial Development Authority Variable Rate Demand Industrial
   Development Revenue Bonds, Series 1989, paid in full in January 2004                    --           2,600
Note payable in annual principal and interest installments of $200 through January
  2013, with an interest rate of 5%                                                       1,377         1,508
Note to former officer payable in monthly principal and interest installments of
  $7 through December 2009, with an imputed interest rate of 9.25%                          310           359
Minimum guaranteed royalty to former officer payable in monthly principal and interest installments of $4 through August 2005, with an imputed interest rate
   of 9.2%                                                                                   31            73
Minimum guaranteed royalty to former officer payable in monthly principal and interest installments of $36 through April 2005, with an imputed interest rate
   of 7.35%                                                                                 141           542
Note payable in monthly principal and interest installments of $15 through May
   2008, with an interest rate of 3%                                                        642           739
Mortgage payable in monthly principal and interest installments of $12 through
   November 2013, with an interest rate of 6.25%                                            975          --
Plus fair value of interest rate swaps (d)                                                6,046         5,851
                                                                                      ---------     ---------
                                                                                      $ 157,372     $ 190,407
Less current portion                                                                       (621)      (32,107)
                                                                                      ---------     ---------
                                                                                      $ 156,751     $ 158,300
                                                                                      =========     =========

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

(b) 8.25% Senior Subordinated Notes due 2013 - On August 12, 2003, we completed a private placement of $150 million aggregate principal amount of 8.25% Senior
Subordinated Notes due 2013 (the "8.25% Notes"). The 8.25% Notes are guaranteed by most of our domestic subsidiaries on a senior subordinated basis (see Note
21). The 8.25% Notes have been sold to qualified institutional buyers in reliance on Rule 144A of the Securities Act of 1933, as amended, and to non-U.S.
persons in reliance on Regulation S under the Securities Act of 1933, as

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

amended. The 8.25% Notes were rated B1/B+ by Moody's Investors' Service and
Standard & Poor's Rating Services, respectively. During 2003, we used a portion of the funds to acquire Simula, Inc. and Hatch Imports, Inc., and we intend to use the remaining proceeds of the offering to fund acquisitions, repay a portion of our outstanding debt and for general corporate and working capital purposes, including the funding of capital expenditures. Interest on the 8.25% Notes is payable semiannually on the fifteenth of February and August of each year. The
8.25% Notes were issued at a discount of approximately $2.5 million to investors. The 8.25% Notes may be redeemed at our option in whole or in part on a pro-rata basis, on and after August 15, 2008, at certain specified redemption prices plus accrued interest payable to the redemption date.

(c) Senior Subordinated Convertible Notes for Simula - On December 9, 2003, we
purchased Simula. In 1997, Simula completed a public offering of $34.5 million of 8% Senior Subordinated Convertible Notes. On January 5, 2004, the 8% Senior
Subordinated Convertible Notes were paid-in-full. That balance of these notes in included in the current portion of long-term debt in 2003.

(d) Fair Value of Interest Rate Swaps - On September 2, 2003, we entered into interest rate swap agreements, designated as a fair value hedge as defined under
SFAS 133 with an aggregate notional amount totaling $150 million. The agreements were entered to exchange the fixed interest rate on the 8.25% Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth day of
February and August. At December 31, 2004, the six-month LIBOR was 2.78%. The agreements are subject to other terms and conditions common to transactions of this type. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. The fair value of the interest rate swap agreements was approximately $6.0 million at December 31, 2004. The agreements are deemed to be a perfectly effective fair value hedge and therefore qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in earnings associated with the interest rate swap agreements on the 8.25% Notes.

Maturities of long-term debt are as follows:

                   YEAR                (IN THOUSANDS)
          ------------------------     --------------

          2005                           $    621
          2006                                452
          2007                                475
          2008                                454
          2009                                340
          Thereafter                      155,030
                                         ---------
                                         $157,372
                                         =========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.  DERIVATIVE FINANCIAL INSTRUMENTS

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

We hedge the fair value of our 8.25% Notes using interest rate swaps. We enter into these derivative contracts to manage fair value changes that could be caused by our exposure to interest rate changes. On September 2, 2003, we entered into interest rate swap agreements, designated as fair value hedges as defined under SFAS 133, with an aggregate notional amount totaling $150 million.
The interest rate swaps mature on August 15, 2013. The agreements were entered into to exchange the fixed interest rate of 8.25% on the 8.25% Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth of February and August. The six-month LIBOR rate at December 31, 2004, was 2.78%. The agreements are subject to other terms and conditions common to transactions of this type. These fair value hedges qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the 8.25%
Notes. Accordingly, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the 8.25% Notes due to changes in the market interest rate. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements on the 8.25% Notes.

The fair values of our interest rate swap agreements are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the agreement, taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

11.  INTEGRATION AND OTHER CHARGES

We incurred integration and other charges of approximately $10.3 million, $12.6 million and $5.9 million for the years ending December 31, 2004, 2003 and 2002, respectively. The charges for the year ended December 31, 2004, includes a $6.3 million non-cash charge for the acceleration of performanced-based, long-term restricted stock awards granted to certain executives in 2002 and an impairment charge of $1.4 million to reduce the carrying value of the remaining portion of
NTI to its estimated fair value. The charges for the year ended December 31,
2003, includes a $7.3 million non-cash charge for stock-based compensation for a performance plan for certain key executives and a $3.3 million (including a $2.1 million non-cash charge) severance charge related to the departure of our former
Chief Executive Officer. The remaining charges relate to costs of potential acquisitions that did not materialize, the relocation of assets and personnel, severance costs, systems integration, as well as integrating the sales and marketing functions for acquired companies.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.  COMMITMENTS AND CONTINGENCIES

Employment contracts. We are party to several employment contracts as of
December 31, 2004 with certain members of management. Such contracts are for varying periods and include restrictions on competition after termination. These agreements provide for salaries, bonuses and other benefits and also specify and delineate the granting of various stock options.

Legal/litigation matters.

On January 16, 1998, our Services Division ceased operations in Angola and subsequently became involved in various disputes with SHRM S.A. ("SHRM"), its minority joint venture partner, relating to the Angolan joint venture known as
Defense System International Africa ("DSIA"). Since March 1998, we have been and continue to be involved in various legal proceedings before French courts with
SHRM, which is part of the Compass Group, regarding damages from the circumstances under which DSIA ceased doing business in Angola due to the decree of the Angolan government expelling the employees of our Services Division from
Angola.

Kroll, Inc. Matters
-------------------

O'Gara-Hess & Eisenhardt Armoring de Brasil Ltda. ("OHE Brazil") was assessed
41.1 Million Reals (US $15.5 million based on the exchange rate as of December
31, 2004) by the Brazilian tax authorities. OHE Brazil has appealed the tax assessments and the cases are pending. To the extent that there may be any liability resulting from such assessments, we believe that we are entitled to indemnification from Kroll, Inc. for up to $7.8 million under the terms of our purchase agreement dated April 20, 2001, because the events in question with respect to up to $7.8 million of such assessments occurred prior to our purchase of the O'Gara Companies from Kroll, Inc.

In 1999 and prior to our acquisition of OHEAC in 2001, several of the former employees of Kroll O'Gara Company de Mexico, S.A. de C.V. ("O'Gara Mexico"), a
subsidiary of OHEAC, commenced labor claims against O'Gara Mexico seeking damages for unjustified termination. In late 2004, the principal labor claim was settled by the Company for approximately $1.9 million and two of the remaining claims were settled for approximately $52,000. We believe that we are entitled to indemnification from Kroll, Inc. with respect to these settlement payments and we are currently engaged in discussions with Kroll, Inc. with respect to this matter.

In December 2001, O'Gara-Hess & Eisenhardt France S.A., which was acquired from
Kroll, Inc. ("OHE France"), sold its industrial bodywork business operated under the name Labbe/Division de O'Gara Hess & Eisenhardt France/ Carrosserie
Industriells ("Carrosserie") to SNC Labbe. Subsequent to the sale, the Labbe
Family Trust ("LFT"), owner of the leasehold interest upon which the Carrosserie business is operated, sued OHE France and SNC Labbe claiming that the transfer of the leasehold was not valid because LFT had not given its consent to the transfer as required under the terms of the lease. LFT sought to have OHE
France, as the sole tenant, maintain and repair the leased building with an estimated cost of between US $4.2 and US $8.3 million, based on the exchange rate as of December 31, 2004. The case is currently pending, and while we are contesting the allegations vigorously, we are unable to predict the outcome of this matter. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Matters Involving Zylon(R) Fiber
--------------------------------

In April 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging, among other things, that our bullet-resistant soft body armor (vests) manufactured and sold under the American Body Armor(TM), Safariland(R) and PROTECH(TM) brands, do not have the qualities and performance characteristics as warranted, thereby breaching express warranty, implied warranty of merchantability, implied warranty of fitness for a particular purpose and duty to warn. On August 12,
2004, we reached a preliminary settlement with respect to the class action lawsuit filed in Duval County, Florida by the Southern States Police Benevolent
Association ("Southern States PBA"). After fairness hearings were held, the
Florida Circuit Court gave final approval to that settlement on November 5,
2004. The other class action lawsuit filed against us by the National
Association of Police Organizations, Inc. ("NAPO"), in Lee County, Florida, was
voluntarily dismissed with prejudice on November 16, 2004.

Pursuant to the terms of the class action settlement with the Southern States
PBA, the warranty on the American Body Armor(TM) Xtreme(R) ZX vest (both NIJ threat level II and IIIA) has been reduced from 5 years to 2 1/2 years. In addition, every purchaser of an Xtreme(R) ZX vest has the option to exchange their vest for either a new ZX vest or any other vest of their choosing from the
American Body Armor(TM), Safariland(R) and ProTech(TM) product lines plus a
$100.00 transferable rebate coupon applicable towards their next purchase of a vest. We have also made available on the American Body Armor(TM) website testing data, protocols and results relating to the testing of our vests. We also continue to test all of our Zylon(R)-containing vests, and if such testing demonstrates that the tested vests fail to perform in accordance with their warranties, we will implement an exchange program for those models on a reasonably comparable basis to the American Body Armor(TM) Xtreme(R) ZX exchange program outlined above. Zylon(R) fiber is made by Toyobo, a Japanese corporation, and is a ballistic fiber widely used in the entire body armor industry. A final report to the Duval County Court regarding implementation of the settlement, exchange of vests and on-going testing, will be filed on or before April 15, 2005. We are also voluntarily cooperating with a request received in December 2004 from the Department of Justice who is reviewing the entire industry's use of Zylon(R) fiber in bullet resistant vests.

It should be stressed that our vests are certified by the National Institute of
Justice, have never suffered any penetration in the field and continue to save lives and protect officers from injury. In fact, neither of the two resolved class action lawsuits alleged personal injuries of any kind.

Second Chance Body Armor, one of our competitors in the bullet-resistant market, licenses from Simula a certain patented technology which is used in some of the body armor it manufactures, but to our knowledge, no lawsuit has been brought
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

Other Matters
-------------

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

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.  INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL REVENUES

We are a leading manufacturer and provider of specialized security products;
training and support services related to these products; vehicle armor systems;
military helicopter seating systems, aircraft and land vehicle safety systems;
protective equipment for military personnel; and other technologies used to protect humans in a variety of life-threatening or catastrophic situations. Our products and systems are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as governmental agencies, multinational corporations and individuals. Effective in the first quarter 2004, we instituted a new segment reporting format to include three reportable business divisions: Aerospace & Defense Group, the Products Division and the Mobile Security Division. The Aerospace & Defense Group was formed upon the completion of our acquisition of Simula, Inc. on December 9, 2003, and results have been included herein since the acquisition date. The Aerospace &
Defense Group also includes the military business, including armor and blast protection systems for Up-Armored HMMWVs, and other military vehicle armor programs, which previously were included in the Mobile Security Division. The
Aerospace & Defense Group also includes the SAPI plate produced by our Protech subsidiary in Pittsfield, Massachusetts, which was previously reported as part of the Products Division. The historical results of these businesses have been reclassified as part of the Aerospace & Defense Group. This reporting change was made to better reflect management's approach to operating and directing the businesses, and, in certain instances, to align financial reporting with our market and customer segments. Our Services division has been classified as discontinued operations and is no longer included in this presentation (See Note
2).

Aerospace & Defense Group. Our Aerospace & Defense Group supplies human safety and survival systems to the U.S. military, and major aerospace and defense prime contractors. Our core markets are military aviation safety, military personnel safety, and land and marine safety. Under the brand name O'Gara-Hess &
Eisenhardt, we are the sole-source provider to the U.S. military of the armor and blast protection systems for Up-Armored HMMWVs. We are also under contract with the U.S. Army to provide spare parts, logistics and ongoing field support services for the currently installed base of approximately 8,350 Up-Armored
HMMWVs. Additionally, we provide blast and ballistic protection kits for the standard HMMWVs, which are installed on existing equipment in the field. Our
Aerospace & Defense Group was subcontracted to develop a ballistic and blast protected armored and sealed truck cab for the HIMARS, a program recently transitioned by the U.S. Army and U.S. Marine Corps from developmental to a low rate of initial production, deliveries of which commenced in 2003 and continued
in 2004. We also supply armor sub-systems for other tactical wheeled vehicles.

Through Simula, we provide military helicopter seating systems, helicopter cockpit airbag systems, aircraft armor and land vehicle armor kits for the
HMMWV, HEMTT, PLS, HET, M915 and ASV, body armor and other protective equipment for military personnel, emergency bailout parachutes and survival ensembles worn by military aircrew. The primary customers for our products are the U.S. Army,
U.S. Marine Corps, Boeing, and Sikorsky Aircraft. Most of Simula's aviation safety products are provided on a sole source basis. The U.S. armed forces have adopted ceramic body armor as a key element of the protective ensemble worn by our troops in Iraq and Afghanistan. Simula was the developer of this specialized product called SAPI, and is one of the largest suppliers to U.S. forces.

Specialty Defense, with operations in Pennsylvania, Tennessee, and Kentucky, is a supplier to military and law enforcement customers in the United States and overseas. Specialty Defense manufactures, among other things, MOLLE systems,
OTVs and Warrior Helmets. Specialty Defense's core products are made of
Kevlar(R) and heavy-duty nylon fabric and webbing and require special cutting and sewing techniques. Specialty Defense is currently the largest supplier of
MOLLE systems for the U.S. Army. The MOLLE system consists of a modular rucksack with removable compartments and components and a fighting load vest with removable pockets for the Rifleman, Pistol, Squad Automatic Weapon Gunner, Medic
and Grenadier configurations. Specialty Defense manufactures OTVs, which, when used with SAPI plates, provide enhanced armor protection for U.S. armed forces against mines, grenades, mortar shells, artillery fire and rifle projectiles.
Specialty Defense is one of the three largest suppliers of Warrior Helmets for the U.S. Army. Specialty Defense manufactures NATO PASGT helmets, the Advanced
Combat Vehicle Crewman helmet and the Warrior Helmet (the U.S. Army's next generation helmet), along with related liners and accessories.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Armor Holdings Products. Our Armor Holdings Products division manufactures and sells a broad range of high quality equipment marketed under brand names that are well known and respected in the military and law enforcement communities.
Products manufactured by this division include concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, emergency lighting products, forensic products, firearms accessories, weapon maintenance products, foldable ladders, backpacks and specialty gloves.
Cyconics International Training Services, Inc., a small subsidiary providing certain training services formerly reported as a part of the Services Division, is not included in the amounts classified as assets held for sale or discontinued operations and has been reclassified to our Armor Holdings Products division where management oversight currently resides.

Armor Mobile Security. Our Armor Mobile Security division manufactures and installs armoring systems for commercial vehicles to protect against varying degrees of ballistic and blast threats. We armor a variety of commercial vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles. Our customers in this business include U.S.
federal law enforcement and intelligence agencies, foreign heads of state, multinational corporations, as well as high net worth individuals and cash-in-transit operators.

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

Corporate. Our Corporate Division includes the corporate management and expenses associated with managing the overall company. These expenses include compensation and benefits of corporate management and staff, legal and professional fees, and administrative and general expenses, which are not allocated to the business units.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Revenues, operating income and total assets, net for each of our continuing segments are as follows:

                                       2004           2003           2002
                                    -----------    -----------    -----------
                                                  (IN THOUSANDS)
     Revenues:
          Aerospace & Defense       $   605,398    $    91,673    $    59,318
          Products                      249,765        193,960        179,946
          Mobile Security               124,520         79,539         65,853
                                    -----------    -----------    -----------
           Total revenues           $   979,683    $   365,172    $   305,117
                                    ===========    ===========    ===========

     Operating income:
          Aerospace & Defense       $   127,520    $    22,775    $    12,833
          Products                       32,719         33,054         30,978
          Mobile Security                11,168          2,538          1,542
          Corporate                     (25,692)       (22,638)        (6,988)
                                    -----------    -----------    -----------
           Total operating income   $   145,715    $    35,729    $    38,365
                                    ===========    ===========    ===========

     Total assets:
          Aerospace & Defense       $   490,754    $   209,834    $    47,746
          Products                      278,912        183,972        179,367
          Mobile Security               103,799         63,161         57,700
          Corporate                     418,886        126,303         23,830
                                    -----------    -----------    -----------
           Total assets             $ 1,292,351    $   583,270    $   308,643
                                    ===========    ===========    ===========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Financial information with respect to revenues based on the geographic location of the customer, and fixed assets, net to principal geographic areas, based on the actual location of the principle facility, is as follows:

                                       2004       2003       2002
                                     --------   --------   --------
                                            (IN THOUSANDS)
          Revenues:
               North America         $828,666   $275,529   $225,365
               South America           16,317     15,007     19,879
               Africa                   4,693      1,420      1,219
               Europe/Asia            130,007     73,216     58,654
                                     --------   --------   --------
                                     $979,683   $365,172   $305,117
                                     ========   ========   ========

          Total fixed assets, net:
               North America         $ 54,332   $ 38,337   $ 31,339
               South America            1,461      1,392      1,248
               Africa                    --         --         --
               Europe/Asia             21,514     17,847     14,549
                                     --------   --------   --------
                                     $ 77,307   $ 57,576   $ 47,136
                                     ========   ========   ========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14.  INCOME TAXES

Provision for income taxes from continuing operations for the years ended
December 31, 2004, 2003 and 2002 consisted of the following:

                                               2004        2003       2002
                                             --------    --------   --------
                                                      (IN THOUSANDS)
     Current
       U.S. Federal                          $ 42,552    $  9,347   $ 11,123
       State                                    4,322       1,040      2,183
       Foreign                                  5,537         403      2,389
                                             --------    --------   --------
          Total current                        52,411      10,790     15,695
                                             --------    --------   --------
     Deferred
       U.S. Federal                             3,328       3,274        (53)
       State                                      989      (1,268)        28
       Foreign                                   (311)      1,407        384
                                             --------    --------   --------
          Total deferred                        4,006       3,413        359
                                             --------    --------   --------
          Total provision for income taxes   $ 56,417    $ 14,203   $ 16,054
                                             ========    ========   ========

Significant components of our net deferred tax liability related to continuing operations as of December 31, 2004 and 2003, are as follows:

                                                         2004        2003
                                                       --------    --------
                                                           (IN THOUSANDS)
     Deferred tax assets:
          Reserves not currently deductible            $  8,535    $  3,527
          Capital loss                                    9,545      11,320
          Operating loss carryforwards                    3,163       2,811
          Patents & Trademarks                             --            22
          Accrued expenses                                1,931         954
          Foreign tax credits                             1,122         912
          Research and development and other credits      1,129         150
                                                       --------    --------
                                                         25,425      19,696
     Deferred tax asset valuation allowance              (9,620)    (11,395)
                                                       --------    --------
     Deferred tax asset, net of valuation allowance      15,805       8,301
     Deferred tax liability:
          Goodwill not amortized for financial
            statement purposes under SFAS 142            (5,924)     (2,418)
          Patents, trademarks and purchased
            intangibles                                 (26,416)       --
          Interest on Convertible Debt                   (1,141)       --
          Property and equipment                         (9,541)     (2,970)
          Other                                            (642)       --
                                                       --------    --------
     Net deferred tax (liability)/asset                $(27,859)   $  2,913
                                                       ========    ========

Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with temporary differences and operating and capital loss carryforwards will be utilized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that the realization will not occur.

Our valuation allowance at December 31, 2004, consisted of approximately
$9,545,000 related to capital loss carryforwards and $75,000 related to net operating loss carryforwards. The decrease in our valuation allowance was attributable to the finalization of the gains and losses for tax purposes associated with our 2003 dispositions and certain gains and losses realized in
2004.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of December 31, 2004, we have U.S. federal, state, and foreign net operating losses (NOLs) providing a tax effected benefit of $3,163,000. The NOLs expire in varying amounts in fiscal years 2006 through 2022. At December 31, 2004, we also have certain U.S. federal and state income tax credits of approximately
$1,100,000 that are subject to limitations under Internal Revenue Code (IRC)
Section 383. We also have approximately $1,100,000 of foreign tax credits expiring between 2011 and 2014. In connection with our acquisitions of Specialty
Defense and Bianchi, we recorded net deferred tax liabilities of approximately
$12,300,000 and $13,100,000, respectively, relating primarily to identifiable intangibles, which are not deductible for U.S. federal income tax purposes.
These net deferred tax liabilities were offset as an increase to goodwill.
Additionally, in 2004, we recorded a net deferred tax liability of approximately
$780,000 related to the finalization of purchase accounting for the December
2003 acquisition of Hatch, which was offset as an increase to goodwill.

We are subject to periodic review by U.S. federal, foreign, state, and local tax jurisdictions in the ordinary course of business. During 2002, we were notified by the Internal Revenue Service (IRS) that certain prior year income tax returns would be examined. On October 18, 2002, we were notified by the Internal Revenue
Service that our tax return for the tax year ended December 31, 2000 had been selected for examination. Further, on January 30, 2003, we were notified that our tax return for the tax year ended December 31, 2001 had been selected for examination. In April 2004, we reached an agreement with the IRS regarding our tax returns for the years ended December 31, 2001 and 2000 that did not have a material impact on our financial position, operations or liquidity.

United States income taxes have not been provided on certain undistributed earnings of non-U.S. subsidiaries of approximately $10,700,000 million from continuing operations. These earnings are considered to be permanently reinvested in non-U.S. operations. The determination of the deferred U.S. tax liability related to these earnings is not practicable. In October 2004, the
American Jobs Creation Act of 2004 (the "AJCA") was signed into law. The AJCA creates a limited opportunity in 2005 for U.S. corporations to repatriate unremitted foreign earnings by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the AJCA. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We expect to be in a position to make a decision on implementation, if any, later in 2005.

Net deferred tax assets described above have been included in the accompanying consolidated balance sheets as follows:

                                                 2004        2003
                                               --------    --------
                                                  (IN THOUSANDS)
     Other current assets                      $ 10,368    $  4,151
     Deferred income taxes                      (38,227)     (1,238)
                                               --------    --------
     Total deferred tax (liabilities)/assets   $(27,859)   $  2,913
                                               ========    ========

The sources of income from continuing operations before income taxes are:

                                 2004          2003          2002
                               --------      --------      --------
                                          (IN THOUSANDS)
     Domestic                  $123,050      $ 25,681      $ 34,213
     Foreign                     13,944         5,528         3,178
                               --------      --------      --------
     Total                     $136,994      $ 31,209      $ 37,391
                               ========      ========      ========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following reconciles the provision for income taxes computed at the Federal statutory income tax rate to the provision for income taxes recorded in the
Consolidated Statements of Operations for the years ended December 31, 2004,
2003 and 2002:

                                                              2004      2003       2002
                                                            ------    ------     ------

     Provision for income taxes at statutory federal rate     35.0%     35.0%      35.0%
     State and local income taxes, net of Federal benefit      2.5%     (0.5)%      3.8%
     Compensation subject to IRC Section 162(m)                2.5%      8.6%      --
     Foreign income taxes                                      0.3%      2.1%       0.7%
     Valuation allowances from discontinued operations        --        --          3.8%
     Other permanent items                                     0.9%      0.3%     (0.4)%
                                                            ------    ------     ------
                                                              41.2%     45.5%      42.9%
                                                            ======    ======     ======

15.  STOCKHOLDERS' EQUITY

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

During 2002, we implemented two new stock option plans. The 2002 Stock Incentive
Plan authorizes the issuance of up to 2,700,000 shares of our common stock upon the exercise of stock options or in connection with the issuance of restricted stock and stock bonuses. On June 22, 2004, our stockholders approved an amendment to increase, by 2,000,000 shares, the total number of shares of common stock that may be awarded under the 2002 Stock Incentive Plan. The 2002 Stock
Incentive Plan authorizes the granting of stock options, restricted stock and stock bonuses to employees, officers, directors and consultants, independent contractors and advisors of Armor Holdings and its subsidiaries. The 2002
Executive Stock Plan provides for the grant of a total of 470,000 stock options and stock awards to our key employees. The terms and provisions of the 2002
Executive Stock Plan are substantially the same as the 2002 Stock Incentive
Plan, except that we may only grant non-qualified stock options under the 2002
Executive Stock Plan. The 2002 Executive Stock Plan was adopted on March 13,
2002 and all shares available for grant under the 2002 Executive Stock Plan were granted to our executive officers on March 13, 2002.

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

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2004, 2003 and
2002:

                                                 2004      2003     2002
                                               -------   -------  -------

     Expected life of option                   4.7 yrs   4.0 yrs  4.0 yrs
     Dividend yield                                  0%        0%       0%
     Volatility                                   50.0%     49.8%    52.2%
     Risk free interest rate                      3.36%     2.51%    3.94%

The weighted average fair value of options granted during 2004, 2003 and 2002 are as follows:

                                                 2004      2003      2002
                                               -------   -------   -------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Fair value of each option granted         $ 15.57   $  6.21   $ 10.08
     Total number of options granted               979       898     1,895
     Total fair value of all options granted   $15,243   $ 5,576   $19,098

Outstanding options, generally consisting of ten-year incentive and non-qualified stock options, generally vest and become exercisable over a three or five year period from the date of grant. The outstanding options generally expire ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable ten-year period.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of the status of stock option grants as of December 31, 2004 and changes during the years ending on those dates is presented below:

                                                                    WEIGHTED
                                                                    AVERAGE
                                                    OPTIONS      EXERCISE PRICE
                                                    -------      --------------
     Outstanding at December 31, 2001               2,984,034         $ 11.60
     Granted                                        1,894,660         $ 22.96
     Exercised                                      (507,868)         $  8.41
     Forfeited                                       (86,168)         $ 16.75
                                                  -----------

     Outstanding at December 31, 2002               4,284,658         $  7.81
     Granted                                          898,347         $ 16.62
     Exercised                                      (724,934)         $ 11.83
     Forfeited                                      (567,150)         $ 21.52
                                                  -----------

     Outstanding at December 31, 2003               3,890,921         $ 17.00
     Granted                                          979,000         $ 33.95
     Exercised                                    (1,642,195)         $ 15.36
     Forfeited                                       (69,210)         $ 17.26
                                                  -----------

     Outstanding at December 31, 2004               3,158,516         $ 23.15
                                                  ===========

     Options exercisable at December 31, 2004       1,311,698         $ 18.32
                                                  ===========

The following table summarizes information about stock options outstanding at
December 31, 2004:

                                                                   REMAINING
                                   OPTIONS           OPTIONS        LIFE IN
     EXERCISE PRICE RANGE        OUTSTANDING       EXERCISABLE       YEARS
     --------------------        -----------       -----------     ---------
     3.75  -  7.81                    95,182            95,182        1.2
     9.69  -  11.19                   70,177            70,177        4.4
     13.19 - 13.98                    89,712            45,708        7.5
     14.00 - 14.70                   525,205           297,433        8.1
     15.05 - 15.90                   180,887           127,553        6.9
     17.00 - 17.12                   283,597            83,597        8.6
     21.75 - 23.93                   424,756           317,467        7.2
     24.07 - 24.48                   485,000           231,666        7.5
     25.07 - 28.90                   380,000            11,665        9.1
     33.04 - 36.05                   474,000            31,250        9.5
     38.99 - 41.85                   150,000                --        9.9
                                   ---------         ---------
     Total                         3,158,516         1,311,698
                                   =========         =========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Remaining non-exercisable options as of December 31, 2004 become exercisable as follows:

               2005                       595,311
               2006                       615,670
               2007                       269,830
               2008                       182,999
               Thereafter                 183,008

Restricted stock and stock bonuses. We granted the following restricted stock and stock bonuses during the years ended December 31, 2004, 2003 and 2002:

                                                               2004       2003       2002
                                                           --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)

     Restricted stock and stock bonus shares granted         70,534    416,500    328,206
     Weighted-average fair value per share at grant date   $  38.58   $  19.89   $  18.69
     Compensation cost recognized                          $  9,082   $ 10,157   $    732

In the year ended December 31, 2004, we recorded a $6.3 million non-cash charge for the acceleration of performanced-based, long-term restricted stock awards granted to certain executives in 2002. In the year ended December 31, 2003, we recorded a $7.3 million non-cash charge for stock-based compensation for a performance plan for certain key executives and a $1.3 million non-cash charge severance charge related to the departure of our former Chief Executive Officer.

Earnings per share. The following details the earnings per share computations on a basic and diluted basis for the years ended December 31, 2004, 2003 and 2002:

                                                                          2004       2003       2002
                                                                        --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Numerator for basic and diluted earnings per share:
       Net income (loss) available to common shareholders               $ 80,539   $ 10,886   $(17,689)
                                                                        --------   --------   --------
     Denominator:
         Basic earnings per share weighted-average shares outstanding     31,419     28,175     30,341

       Effect of dilutive securities:
         Effect of shares issuable under stock option and stock
         grant plans, based on the treasury stock method                   1,606        779        616
                                                                        --------   --------   --------
     Diluted earnings per share
       Adjusted weighted-average shares outstanding                       33,025     28,954     30,957
                                                                        --------   --------   --------
     Basic earnings (loss) per share                                    $   2.56   $   0.39   $  (0.58)
                                                                        ========   ========   ========
     Diluted earnings (loss) per share                                  $   2.44   $   0.38   $  (0.57)
                                                                        ========   ========   ========

Treasury stock. We had 6,060,222 shares in treasury as of December 31, 2004 and
2003.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

16.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                            2004         2003         2002
                                                         ---------    ---------    ---------

     Cash paid during the year for:                                 (IN THOUSANDS)
        Interest                                         $   7,668    $   1,245    $     527
                                                         =========    =========    =========
        Income taxes, net of refunds                     $  36,772    $   7,886    $   5,753
                                                         =========    =========    =========

                                                            2004         2003         2002
                                                         ---------    ---------    ---------

     Acquisitions of businesses, net of cash acquired:              (IN THOUSANDS)
        Fair value of assets acquired                    $ 118,120    $  72,132    $  16,134
        Goodwill                                            86,073       76,802        8,478
        Liabilities assumed                                (45,751)     (58,422)     (15,794)
        Stock issued                                          --           --           --
                                                         ---------    ---------    ---------
        Total cash paid, net of cash acquired            $ 158,442    $  90,512    $   8,818
                                                         =========    =========    =========

17.  QUARTERLY RESULTS (UNAUDITED)

The following table presents summarized unaudited quarterly results of operations for the Company for fiscal 2004 and 2003. We believe all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the Consolidated
Financial Statements and Notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors.
Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

                                                              FISCAL 2004
                                               --------------------------------------------
                                                 FIRST      SECOND       THIRD       FOURTH
                                                QUARTER     QUARTER     QUARTER     QUARTER
                                               ---------   ---------   ---------   ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Revenue from continuing operations        $ 161,628   $ 223,704   $ 256,803   $ 337,548
     Gross profit from continuing operations   $  47,560   $  66,458   $  71,346   $  80,127
     Net income                                $  12,490   $  17,821   $  23,874   $  26,354
     Basic earnings per share                  $    0.44   $    0.60   $    0.73   $    0.78
     Diluted earnings per share                $    0.42   $    0.57   $    0.70   $    0.74

                                                              FISCAL 2003
                                               --------------------------------------------
                                                 FIRST      SECOND       THIRD       FOURTH
                                                QUARTER     QUARTER     QUARTER     QUARTER
                                               ---------   ---------   ---------   ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Revenue from continuing operations        $  80,474   $  81,659   $  90,882   $ 112,157
     Gross profit from continuing operations   $  23,312   $  24,378   $  28,929   $  34,967
     Net income (loss)                         $   5,087   $   4,613   $   6,115   $  (4,929)
     Basic earnings (loss) per share           $    0.17   $    0.17   $    0.22   $   (0.17)
     Diluted earnings (loss) per share         $    0.17   $    0.17   $    0.22   $   (0.17)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

18.  EMPLOYEE BENEFITS PLAN

DEFINED CONTRIBUTION PLANS

In October 1997, we formed a 401(k) plan, (the "Plan") which provides for voluntary contributions by employees and allows for a discretionary contribution by us in the form of cash. We made contributions of approximately $520,000,
$332,000 and $395,000 to the Plan in 2004, 2003 and 2002, respectively.

On December 9, 2003, we acquired Simula, Inc. and the Simula 401(k) Profit
Sharing Plan, which provides for voluntary contributions by employees and allows for a discretionary contribution by us in the form of cash. We made contributions of approximately $81,000 and $5,000 to Simula's 401(k) Profit
Sharing Plan in 2004 and 2003, respectively. On October 25, 2004, Simula's
401(k) Profit Sharing Plan was combined into our Plan.

On November 18, 2004, we acquired Specialty Defense and the Specialty Plastics
Products, Inc. and Affiliated Companies 401(k) Savings Plan, which provides for voluntary contributions by employees and allows for a discretionary contribution by us in the form of cash. We made contributions of approximately $ 13,000 to the Specialty Plastics Products, Inc. and Affiliated Companies 401(k) Savings
Plan in 2004.

On December 30, 2004 we acquired Bianchi International and the Bianchi
International 401(k) Retirement Savings Plan which provides for voluntary contributions by employees and allows for a discretionary contribution by us in the form of cash. We made no contributions to the Bianchi International 401(k)
Retirement Savings Plan in 2004.

DEFINED BENEFIT PLAN

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

The Pension Plan's funded status and amounts recognized in our balance sheet at
December 31, 2004 and 2003, are as follows:

                                                         2004         2003
                                                       -------      -------
                                                           (IN THOUSANDS)
Actuarial present value of benefit obligation:
Accumulated benefit obligation                         $ 8,109      $ 8,810
Effect of projected future compensation increases         --           --
                                                       -------      -------
Projected benefit obligation                             8,109        8,810
Pension Plan assets at fair value                       (6,719)      (6,169)
Contributions after measurement date                       (58)        (183)
                                                       -------      -------
Unfunded status                                          1,332        2,458
Unrecognized prior service cost                           --           --
Unrecognized loss                                         (324)        --
Unrecognized transition liability                         --           --
                                                       -------      -------
Accrued benefit cost                                     1,008        2,458
Additional minimum liability                              --           --
                                                       -------      -------
Accrued benefit liability                                1,008        2,458
Intangible asset                                          --           --
Accumulated other comprehensive income adjustments        --           --
                                                       -------      -------
    Net amount recognized                              $ 1,008      $ 2,458
                                                       =======      =======

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Reconciliation of the Pension Plan's projected benefit obligation is as follows:

                                                     2004        2003
                                                    -------     -------
Projected benefit obligation at beginning of year   $ 8,810     $ 8,774
    Service Cost                                       --          --
    Interest Cost                                       472          56
    Actuarial gain                                      262        --
    Benefits paid                                    (1,435)        (20)
                                                    -------     -------
Projected benefit obligation at end of year         $ 8,109     $ 8,810
                                                    =======     =======

Reconciliation of the fair value of plan assets is as follows:

                                                     2004        2003
                                                    -------     -------
Fair value of plan assets at beginning of year      $ 6,169     $ 6,006
    Employer contributions                            1,570         183
    Actual gain                                         415        --
    Benefits paid                                    (1,435)        (20)
                                                    -------     -------
Fair value of plan assets at end of year            $ 6,719     $ 6,169
                                                    =======     =======

Net periodic pension cost includes the following:

                                                     2004        2003
                                                    -------     -------
Service Cost                                        $  --       $  --
Interest Cost                                           472          56
Expected return on assets                              (504)       --
Transition asset recognition                           --          --
Prior service cost                                     --          --
Net loss recognition                                   --          --
                                                    -------     -------
Net periodic pension (income) cost                  $   (32)    $    56
                                                    =======     =======

Assumptions at December 31 used in the accounting for the Pension Plan were as follows:

                                                     2004        2003
                                                    -------     -------
Discount or settlement rate                            6.00%       6.00%
Rate of increase in compensation levels                3.25%       3.25%
Expected long-term rate of return on Plan assets       8.00%       8.00%

The Pension Plan's assets consist of money market accounts and investments in common stocks, bonds and mutual funds.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

19.  RELATED PARTY TRANSACTIONS

Effective as of January 1, 2002, Kanders & Company, Inc. ("Kanders & Co."), a
corporation controlled by Warren B. Kanders, the Chairman of our Board of
Directors and our Chief Executive Officer, entered into an agreement with us to provide certain investment banking, financial advisory and related services for a five year term was to expire on December 31, 2006. Under the terms of the agreement, Kanders & Co. was to receive a mutually agreed upon fee on a transaction-by-transaction basis during the term of the agreement. The aggregate fees under this agreement were not to exceed $1,575,000 during any calendar year. We also agreed to reimburse Kanders & Co. for reasonable out-of-pocket expenses including Kanders & Co.'s expenses for office space, an executive assistant, furniture and equipment, travel and entertainment, reasonable fees and disbursements of counsel, and consultants retained by Kanders & Co. In April
2003, in connection with Mr. Kanders being appointed Chief Executive Officer of the Company, the Company and Kanders & Co. agreed to terminate the agreement pursuant to which Kanders & Co. provided certain services to the Company. We paid Kanders & Co. $143,000 for investment banking services during fiscal 2003
(through and including April 2003 only). We continue to reimburse Kanders & Co.
for reasonable out-of-pocket expenses. We reimbursed Kanders & Co. for reasonable out-of-pocket expenses in the aggregate amount of $369,000 and
$184,000 during the fiscal years ended December 31, 2004 and 2003, respectively.

Effective as of January 1, 2003, we entered into a Transportation Services
Agreement with Kanders Aviation, LLC, an entity controlled by Mr. Kanders, our
Chairman of the Board and Chief Executive Officer. Pursuant to the terms of the
Transportation Services Agreement and upon our request, Kanders Aviation may, in its sole discretion, provide us with airport to airport air transportation services via certain aircraft. The Transportation Services Agreement will remain in effect indefinitely until terminated by written notice by either party thereto to the other party thereto. During the term of the Transportation
Services Agreement, we will reimburse Kanders Aviation in an amount equal to the fair market value of the air transportation services provided by Kanders
Aviation to us and any additional expenses incurred by Kanders Aviation in connection with such air transportation services. We reimbursed Kanders Aviation
$332,000 for such expenses during the fiscal year ended December 31, 2004.

Nicholas Sokolow, one of our directors, is a member of the law firm Sokolow,
Dunaud, Mercadier & Carreras located in Paris, France. We did not retain
Sokolow, Dunaud, Mercadier & Carreras during the fiscal year ended December 31,
2004 nor do we expect to in the future. During the fiscal year ended December
31, 2003, we paid Sokolow, Dunaud, Mercadier & Carreras $124,000 for legal services in connection with various acquisitions.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

20.  OPERATING LEASES

We are party to certain real estate, equipment and vehicle leases. Several leases include options for renewal and escalation clauses. In most cases, management expects that in the normal course of business leases will be renewed or replaced by other leases. Approximate total future minimum annual lease payments under all non-cancelable leases of continuing operations are as follows:

            YEAR                              (IN THOUSANDS)
            ------------------------    ---------------------
            2005                                     $ 6,711
            2006                                       5,174
            2007                                       4,316
            2008                                       3,074
            2009                                       2,551
            Thereafter                                12,413
                                        ---------------------
                                                    $ 34,239
                                        =====================

We incurred rent expense of approximately $5,026,000, $1,467,000 and $1,200,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

21.  GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

On August 12, 2003, we sold $150 million of the 8.25% Notes in private placements pursuant to Rule 144A and Regulation S. The 8.25% Notes are uncollateralized obligations and rank junior in right of payment to our existing and future senior debt. On October 29, 2004, we completed the placement of $300 million aggregate principal amount of the 2% Convertible Notes. On November 5,
2004, Goldman, Sachs & Co. exercised its option to purchase an additional $45 million principal amount of the 2% Convertible Notes. The 8.25% Notes and 2%
Convertible Notes are guaranteed, jointly and severally on a senior subordinated and uncollateralized basis, by most of our domestic subsidiaries.

The following consolidating financial information presents the consolidating balance sheets as of December 31, 2004 and 2003, and the related statements of operations and cash flows for each of the three years in the period ended
December 31, 2004 for:

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

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS

                                                                          DECEMBER 31, 2004
                                               ----------------------------------------------------------------------
                                                               GUARANTOR    NONGUARANTOR                 CONSOLIDATED
                                                  PARENT      SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS     TOTAL
                                               -----------    ------------  ------------   ------------   -----------
                                                                           (IN THOUSANDS)

ASSETS
Current assets:
   Cash and cash equivalents                   $   388,727    $    21,173   $    11,309    $      --      $   421,209
   Accounts receivable, net                           --          155,229        19,330           --          174,559
   Costs and earned gross profit in excess
     of billings                                      --              893          --             --              893
   Intercompany receivables                        173,735        108,313         7,045       (289,093)          --
   Inventories                                        --          142,362        33,846           --          176,208
   Prepaid expenses and other current assets         1,611         42,023         3,301           --           46,935
                                               -----------    -----------   -----------    -----------    -----------
      Total current assets                         564,073        469,993        74,831       (289,093)       819,804

Property and equipment, net                          5,144         47,968        24,195           --           77,307
Goodwill, net                                         --          259,773         2,240           --          262,013
Patents, licenses and trademarks, net                 --          112,288           171           --          112,459
Other assets                                        18,410          2,209           149           --           20,768
Investment in subsidiaries                         592,437         12,730          --         (605,167)          --
                                               -----------    -----------   -----------    -----------    -----------
Total assets                                   $ 1,180,064    $   904,961   $   101,586    $  (894,260)   $ 1,292,351
                                               ===========    ===========   ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt           $      --      $       457   $       164    $      --      $       621
   Short-term debt                                 341,579           --           2,177           --          343,756
   Accounts payable                                    640         58,422        10,539           --           69,601
   Accrued expenses and other current
      liabilities                                   11,216         73,314        22,717           --          107,247
   Income taxes payable                             (6,454)        11,513         3,942           --            9,001
   Intercompany payables                           112,741        123,466        52,886       (289,093)          --
                                               -----------    -----------   -----------    -----------    -----------
      Total current liabilities                    459,722        267,172        92,425       (289,093)       530,226

Long-term debt, less current portion               153,897          2,377           477           --          156,751
Other long-term liabilities                           --            1,951          --             --            1,951
Deferred income taxes                                1,249         36,077           901                        38,227
                                               -----------    -----------   -----------    -----------    -----------
Total liabilities                                  614,868        307,577        93,803       (289,093)       727,155

Stockholders' equity:
   Preferred stock                                    --            1,450          --           (1,450)          --
   Common stock                                        402          3,792         7,854        (11,646)           402
   Additional paid-in capital                      504,809        387,229        14,771       (402,000)       504,809
   Retained earnings (accumulated deficit)         125,481        204,913       (14,842)      (190,071)       125,481
   Accumulated other comprehensive income            6,821           --            --             --            6,821
   Treasury stock                                  (72,317)          --            --             --          (72,317)
                                               -----------    -----------   -----------    -----------    -----------
Total stockholders' equity                         565,196        597,384         7,783       (605,167)       565,196
                                               -----------    -----------   -----------    -----------    -----------
Total liabilities and stockholders' equity     $ 1,180,064    $   904,961   $   101,586    $  (894,260)   $ 1,292,351
                                               ===========    ===========   ===========    ===========    ===========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS

                                                                       DECEMBER 31, 2003
                                               -----------------------------------------------------------------
                                                           GUARANTOR     NONGUARANTOR               CONSOLIDATED
                                                 PARENT   SUBSIDIARIES   SUBSIDIARIES ELIMINATIONS     TOTAL
                                               ---------  ------------   ------------ ------------  ------------
                                                                        (IN THOUSANDS)

ASSETS
Current assets:
   Cash and cash equivalents                   $  90,764    $  11,084     $  10,002     $    --       $ 111,850
   Restricted cash                                 2,600         --            --            --           2,600
   Accounts receivable, net                        1,201       59,470        11,964          --          72,635
   Costs and earned gross profit in excess
      of billings                                   --           --            --            --            --
   Intercompany receivables                       60,974        2,600        38,352      (101,926)         --
   Inventories                                      --         61,494        19,033          --          80,527
   Prepaid expenses and other current assets      20,241        1,844         2,600        (2,653)       22,032
   Current assets of discontinued operations        --            753          --                           753
                                               ---------    ---------     ---------     ---------     ---------
      Total current assets                       175,780      137,245        81,951      (104,579)      290,397

Property and equipment, net                        2,122       34,853        20,601          --          57,576
Goodwill, net                                       --        173,640         2,067          --         175,707
Patents, licenses and trademarks, net               --         43,991           183          --          44,174
Long-term assets of discontinued operations         --          1,603          --            --           1,603
Other assets                                      14,092        1,924           153          --          16,169
Investment in subsidiaries                       320,034       10,038          --        (330,072)         --
                                               ---------    ---------     ---------     ---------     ---------
Total assets                                   $ 512,028    $ 403,294     $ 104,955     $(434,651)    $ 585,626
                                               =========    =========     =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt           $    --      $  31,960     $     147     $    --       $  32,107
   Short-term debt                                  --           --             498          --             498
   Accounts payable                                1,584       20,941         7,779          --          30,304
   Accrued expenses and other current
       liabilities                                12,403       27,113        18,702          --          58,218
   Intercompany payables                          44,251       47,073         9,933      (101,257)         --
   Current liabilities of discontinued
       operations                                   --        (35,714)       37,009          (669)          626
                                               ---------    ---------     ---------     ---------     ---------
      Total current liabilities                   58,238       91,373        74,068      (101,926)      121,753

Long-term debt, less current portion             153,452        4,257           591          --         158,300
Other long-term liabilities                        7,266        1,704          --            --           8,970
Deferred income taxes                             (2,293)       2,304         1,227          --           1,238
Long-term liabilities of discontinued
operations                                          --          2,653          --          (2,653)         --
                                               ---------    ---------     ---------     ---------     ---------
Total liabilities                                216,663      102,291        75,886      (104,579)      290,261

Stockholders' equity:
   Preferred stock                                  --          1,450          --          (1,450)         --
   Common stock                                      344        4,143         7,854       (11,997)          344
   Additional paid in capital                    318,460      191,781        46,095      (237,876)      318,460
   Retained earnings (accumulated deficit)        44,942      103,629       (24,880)      (78,749)       44,942
   Accumulated other comprehensive income          3,936         --            --            --           3,936
   Treasury stock                                (72,317)        --            --            --         (72,317)
                                               ---------    ---------     ---------     ---------     ---------
Total stockholders' equity                       295,365      301,003        29,069      (330,072)      295,365
                                               ---------    ---------     ---------     ---------     ---------

Total liabilities and stockholders' equity     $ 512,028    $ 403,294     $ 104,955     $(434,651)    $ 585,626
                                               =========    =========     =========     =========     =========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31, 2004
                                              -----------------------------------------------------------------------
                                                           GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                                PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                              ---------    ------------   ------------   ------------    ------------
                                                                        (IN THOUSANDS)

REVENUES:
   Aerospace & Defense                        $    --        $ 605,398      $    --        $    --        $ 605,398
   Products                                        --          204,122         45,643           --          249,765
    Mobile Security                                --           25,531        102,224         (3,235)       124,520
                                              ---------      ---------      ---------      ---------      ---------
   Total revenues                                  --          835,051        147,867         (3,235)       979,683
                                              ---------      ---------      ---------      ---------      ---------

COSTS AND EXPENSES:
   Cost of revenues                                --          599,505        117,922         (3,235)       714,192
   Cost of warranty revision                       --            5,000           --             --            5,000
   Operating expenses                            17,455         69,122         13,684           --          100,261
   Amortization                                    --            4,243             12           --            4,255
   Integration and other charges                  8,231          2,029           --             --           10,260
   Related party management fees (income),
      net                                          --              (15)            15           --             --
                                              ---------      ---------      ---------      ---------      ---------

OPERATING (LOSS) INCOME                         (25,686)       155,167         16,234           --          145,715
   Interest expense, net                          6,511            103            162           --            6,776
   Other expense (income), net                    1,917            421           (393)          --            1,945
   Equity in losses (earnings) of
      subsidiaries                             (108,631)        (2,691)          --          111,322           --
   Related party interest expense
      (income), net                                  16            (18)             2           --             --
                                              ---------      ---------      ---------      ---------      ---------

(LOSS) INCOME FROM CONTINUING OPERATIONS
    BEFORE PROVISION FOR INCOME TAXES            74,501        157,352         16,463       (111,322)       136,994
(BENEFIT) PROVISION FOR INCOME TAXES             (6,038)        56,030          6,425           --           56,417
                                              ---------      ---------      ---------      ---------      ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS         80,539        101,322         10,038       (111,322)        80,577

DISCONTINUED OPERATIONS:
   NET INCOME (LOSS) FROM DISCONTINUED
        OPERATIONS, NET OF INCOME TAX
        BENEFIT                                    --              (38)          --             --              (38)
                                              ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS)                             $  80,539      $ 101,284      $  10,038      $(111,322)     $  80,539
                                              =========      =========      =========      =========      =========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31, 2003
                                             ------------------------------------------------------------------------
                                                             GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                                 PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                               ---------    ------------   ------------   ------------   -----------
                                                                          (IN THOUSANDS)

REVENUES:
   Aerospace & Defense                         $    --        $  91,673      $    --        $    --        $  91,673
   Products                                         --          157,984         35,976           --          193,960
    Mobile Security                                 --           15,029         62,853          1,657         79,539
                                               ---------      ---------      ---------      ---------      ---------
   Total revenues                                   --          264,686         98,829          1,657        365,172
                                               ---------      ---------      ---------      ---------      ---------

COSTS AND EXPENSES:
   Cost of revenues                                 --          172,089         79,840          1,657        253,586
   Operating expenses                             11,602         40,598         10,595           --           62,795
   Amortization                                     --              478             11           --              489
   Integration and other charges                  10,886          1,687           --             --           12,573
   Related party management fees (income),
      net                                         12,823           --            7,598        (20,421)          --
                                               ---------      ---------      ---------      ---------      ---------

OPERATING (LOSS) INCOME                          (35,311)        49,834            785         20,421         35,729
   Interest expense, net                           3,313            497            202           --            4,012
   Other expense, net                               --              117            391           --              508
   Equity in losses (earnings) of
      subsidiaries                               (42,600)        38,790           --            3,810           --
   Related party interest expense
      (income), net                                   16           (255)          --              239           --
                                               ---------      ---------      ---------      ---------      ---------

(LOSS) INCOME FROM CONTINUING OPERATIONS
    BEFORE PROVISION FOR INCOME TAXES              3,960         10,685            192         16,372         31,209
(BENEFIT) PROVISION FOR INCOME TAXES              (6,926)        18,399          2,730           --           14,203
                                               ---------      ---------      ---------      ---------      ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS          10,886         (7,714)        (2,538)        16,372         17,006

DISCONTINUED OPERATIONS:
   NET INCOME (LOSS) FROM DISCONTINUED
      OPERATIONS, NET OF INCOME TAX BENEFIT         --           34,882        (20,820)       (20,182)        (6,120)
                                               ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS)                              $  10,886      $  27,168      $ (23,358)     $  (3,810)     $  10,886
                                               =========      =========      =========      =========      =========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31, 2002
                                              ----------------------------------------------------------------------
                                                            GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                                PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                              ---------    ------------   ------------   ------------   ------------
                                                                         (IN THOUSANDS)

REVENUES:
   Aerospace & Defense                        $    --        $  59,318     $    --        $    --        $  59,318
   Products                                        --          154,466        25,480           --          179,946
    Mobile Security                                --           15,958        49,895           --           65,853
                                              ---------      ---------     ---------      ---------      ---------
   Total revenues                                  --          229,742        75,375           --          305,117
                                              ---------      ---------     ---------      ---------      ---------

COSTS AND EXPENSES:
   Cost of revenues                                --          148,208        62,537           --          210,745
   Operating expenses                             6,034         36,161         7,641           --           49,836
   Amortization                                    --              243             2           --              245
   Integration and other charges                    800          5,126          --             --            5,926
   Related party management fees (income),
      net                                         2,487           (171)         (616)        (1,700)          --
                                              ---------      ---------     ---------      ---------      ---------

OPERATING (LOSS) INCOME                          (9,321)        40,175         5,811          1,700         38,365
   Interest expense, net                            450            275           198           --              923
   Other (income) expense, net                       (2)           (22)           75           --               51
   Equity in losses (earnings) of
      subsidiaries                                8,237         (1,220)         --           (7,017)          --
   Related party interest income, net              --             (239)         --              239           --
                                              ---------      ---------     ---------      ---------      ---------

(LOSS) INCOME FROM CONTINUING OPERATIONS
    BEFORE PROVISION FOR INCOME TAXES           (18,006)        41,381         5,538          8,478         37,391
    (BENEFIT) PROVISION FOR INCOME TAXES           (317)        14,313         2,058           --           16,054
                                              ---------      ---------     ---------      ---------      ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS        (17,689)        27,068         3,480          8,478         21,337

DISCONTINUED OPERATIONS:
   NET LOSS FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAX BENEFIT                       --          (16,894)      (20,671)        (1,461)       (39,026)
                                              ---------      ---------     ---------      ---------      ---------
NET (LOSS) INCOME                             $ (17,689)     $  10,174     $ (17,191)     $   7,017      $ (17,689)
                                              =========      =========     =========      =========      =========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31, 2004
                                                    ------------------------------------------------------------------------
                                                                    GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                                       PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                     ---------     ------------   ------------   ------------   ------------
                                                                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations:                   $  80,539      $ 101,322      $  10,038      $(111,322)     $  80,577
Adjustments to reconcile income from continuing
   operations to cash provided by (used in)
   operating activities:
   Depreciation and amortization                         1,744         10,042          3,265           --           15,051
   Loss on disposal of fixed assets                       --              446            418           --              864
   Deferred income taxes                                 3,025          1,299           (318)          --            4,006
   Non-cash termination charge                           1,408           --             --             --            1,408
   Non-cash restricted stock unit award                  6,294           --             --             --            6,294
Changes in operating assets and liabilities,
   net of acquisitions:
   Decrease (increase) in accounts receivable            1,201        (84,331)        (7,366)          --          (90,496)
   Decrease (increase) in intercompany
     receivables & payables                            (10,834)         8,432          2,402           --             --
   Decrease (increase) in inventories                     --          (58,293)       (14,813)          --          (73,106)
   Increase in prepaid expenses and other assets        (1,397)       (20,321)          (357)          --          (22,075)
   (Decrease) increase in accounts payable,
     accrued expenses and other current
     liabilities                                          (283)        68,341          6,775           --           74,833
   Increase (decrease) in income taxes payable          17,080         (3,350)         3,594           --           17,324
                                                     ---------      ---------      ---------      ---------      ---------
Net cash provided by  (used in) operating
activities                                              98,777         23,587          3,638       (111,322)        14,680
                                                     ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                      (3,615)       (10,125)        (5,679)          --          (19,419)
Purchase of patents and trademarks                        --             (112)          --             --             (112)
Purchase of equity investment                             --           (5,275)          --             --           (5,275)
Proceeds from sale of equity investment                   --            5,823           --             --            5,823
Purchase of short-term investment securities          (286,430)          --             --             --         (286,430)
Proceeds from sales of short-term investment
    securities                                         286,430           --             --             --          286,430
Collection of note receivable                            2,175           --             --             --            2,175
Decrease in restricted cash                              2,600           --             --             --            2,600
Sale of business, net of cash disposed                    --              125           --             --              125
Additional consideration for purchased businesses         --          (33,943)          --             --          (33,943)
Investment in subsidiaries                            (303,721)       192,399           --          111,322           --
Purchase of businesses, net of cash acquired              --         (158,442)          --             --         (158,442)
                                                     ---------      ---------      ---------      ---------      ---------
Net cash (used in) provided by investing
   activities:                                        (302,561)        (9,550)        (5,679)       111,322       (206,468)
                                                     ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                 25,192           --             --             --           25,192
Proceeds from the issuance of common stock             142,500           --             --             --          142,500
Cash paid for common stock offering costs               (1,339)          --             --             --           (1,339)
Cash paid for financing costs                           (6,156)          --             --             --           (6,156)
Borrowings of short-term debt                          341,550           --             --             --          341,550
Repayments of long-term debt                              --           (3,236)          (145)          --           (3,381)
Borrowings under lines of credit                        22,700              5          1,883           --           24,588
Repayments under lines of credit                       (22,700)          --             (349)          --          (23,049)
                                                     ---------      ---------      ---------      ---------      ---------
Net cash (used in) provided by financing
activities                                             501,747         (3,231)         1,389           --          499,905
                                                     ---------      ---------      ---------      ---------      ---------
Effect of exchange rate on cash and cash
     equivalents                                          --             --            1,959           --            1,959
Net cash provided by (used in) discontinued
operations                                                --             (717)          --             --             (717)
                                                     ---------      ---------      ---------      ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS              297,963         10,089          1,307           --          309,359
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          90,764         11,084         10,002           --          111,850
                                                     ---------      ---------      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 388,727      $  21,173      $  11,309      $    --        $ 421,209
                                                     =========      =========      =========      =========      =========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31, 2003
                                                     ----------------------------------------------------------------------
                                                                    GUARANTOR     NONGUARANTOR                 CONSOLIDATED
                                                       PARENT      SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                     ---------     ------------   ------------  ------------   ------------
                                                                                     (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations:            $  10,886      $  (7,714)     $  (2,538)     $  16,372      $  17,006
Adjustments to reconcile income from continuing
   operations to cash provided by (used in)
   operating activities:
   Depreciation and amortization                         1,326          4,270          2,012           --            7,608
   Deferred income taxes                                (3,008)         5,389          2,644           --            5,025
   Loss on disposal of fixed assets                       --               68            259           --              327
   Non-cash termination charge                           2,093           --             --             --            2,093
   Non-cash restricted stock unit award                  7,266           --             --             --            7,266
Changes in operating assets and liabilities,
   net of acquisitions:
   (Increase) decrease in accounts receivable             --           (2,680)         1,685           --             (995)
   Decrease (increase) in intercompany
     receivables & payables                             83,092        (78,887)        15,977        (20,182)          --
   Decrease (increase) in inventories                     --              793         (3,294)          --           (2,501)
   Decrease (increase) in prepaid expenses and
     other assets                                       12,267        (13,758)          (890)          --           (2,381)
   Increase (Decrease) in accounts payable,
     accrued expenses and other current
     liabilities                                        10,775         (1,020)         7,288           --           17,043
   (Decrease) increase in income taxes payable         (22,583)        23,826           (882)          --              361
                                                     ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) operating
   activities                                          102,114        (69,713)        22,261         (3,810)        50,852
                                                     ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                        (200)        (5,894)        (2,590)          --           (8,684)
Purchase of patents and trademarks                        --             (185)          --             --             (185)
Purchase of short-term investment securities          (143,400)          --             --             --         (143,400)
Proceeds from sales of short-term investment
    securities                                         143,400           --             --             --          143,400
Increase in restricted cash                             (2,600)          --             --             --           (2,600)
Additional consideration for purchased businesses         --           (1,026)          --             --           (1,026)
Investment in subsidiaries                             (85,243)        45,403         36,030          3,810           --
Sale of business, net of cash disposed                  31,361           --             --             --           31,361
Purchase of businesses, net of cash acquired           (90,512)          --             --             --          (90,512)
                                                     ---------      ---------      ---------      ---------      ---------
Net cash (used in) provided by investing
  activities:                                         (147,194)        38,298         33,440          3,810        (71,646)
                                                     ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                  8,471           --             --             --            8,471
Cash paid for financing costs                           (4,599)          --             --             --           (4,599)
Repurchase of treasury stock                           (22,684)          --             --             --          (22,684)
Borrowings of long-term debt                           147,504           --              774           --          148,278
Repayments of long-term debt                              --           (1,688)          --             --           (1,688)
Borrowings under lines of credit                        30,406           --            1,424           --           31,830
Repayments under lines of credit                       (30,406)          (114)        (1,578)          --          (32,098)
                                                     ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) financing
activities                                             128,692         (1,802)           620           --          127,510
                                                     ---------      ---------      ---------      ---------      ---------
Effect of exchange rate on cash and cash
  equivalents                                             --            3,890         (3,057)          --              833
Net cash provided by (used in) discontinued
  operations                                              --           36,855        (45,467)          --           (8,612)
                                                     ---------      ---------      ---------      ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS               83,612          7,528          7,797           --           98,937
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           7,152          3,556          2,205           --           12,913
                                                     ---------      ---------      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $  90,764      $  11,084      $  10,002      $    --        $ 111,850
                                                     =========      =========      =========      =========      =========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31, 2002
                                                     -------------------------------------------------------------------
                                                                   GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                                       PARENT     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                      --------    ------------  ------------  ------------  ------------
                                                                               (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations:             $(17,689)     $ 27,068      $  3,480      $  8,478      $ 21,337
Adjustments to reconcile (loss) income from
   continuing operations to cash (used
   in) provided by operating activities:
   Depreciation and amortization                           854         3,583         1,143          --           5,580
   Deferred income taxes                                  (364)          321           402          --             359
   Loss on disposal of fixed assets                       --              66           134          --             200
Changes in operating assets and liabilities,
   net of acquisitions:
   (Increase) decrease in accounts receivable             --          (3,829)        1,275          --          (2,554)
   Decrease (increase) in intercompany
     receivables & payables                              6,151        (5,266)          576        (1,461)         --
   Increase in inventories                                --          (5,125)       (4,256)         --          (9,381)
   Decrease (increase) in prepaid expenses and
     other assets                                          492        (2,459)         (279)         --          (2,246)
   (Decrease) increase in accounts payable,
     accrued expenses and other current
     liabilities                                        (1,405)        7,215        (9,564)         --          (3,754)
   Increase (decrease) in income taxes payable           5,663          (148)        1,230          --           6,745
                                                      --------      --------      --------      --------      --------
Net cash (used in) provided by operating
   activities                                           (6,298)       21,426        (5,859)        7,017        16,286
                                                      --------      --------      --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                        (506)       (3,671)       (1,725)         --          (5,902)
Purchase of patents and trademarks                        --             (69)         --            --             (69)
Purchase of short-term investment securities            (4,000)         --            --            --          (4,000)
Proceeds from sales of short-term investment
   securities                                            4,000          --            --            --           4,000
Additional consideration for purchased businesses         --          (9,375)         --            --          (9,375)
Investment in subsidiaries                              (3,347)        1,643         8,721        (7,017)         --
Purchase of businesses, net of cash acquired              --          (8,818)         --            --          (8,818)
                                                      --------      --------      --------      --------      --------
Net cash (used in) provided by investing
   activities:                                          (3,853)      (20,290)        6,996        (7,017)      (24,164)
                                                      --------      --------      --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                  4,227          --            --            --           4,227
Proceeds from of sale of put options                       525          --            --            --             525
Cash paid for financing costs                             (326)         --            --            --            (326)
Repurchases of treasury stock                          (26,054)         --            --            --         (26,054)
Repayments of long-term debt                              --            (620)         (110)         --            (730)
Borrowings under lines of credit                        32,372          --            --            --          32,372
Repayments under lines of credit                       (32,372)          (75)         --            --         (32,447)
                                                      --------      --------      --------      --------      --------
Net cash used in financing activities                  (21,628)         (695)         (110)         --         (22,433)
                                                      --------      --------      --------      --------      --------
Effect of exchange rate on cash and cash
     equivalents                                           304           342          (772)         --            (126)
Net cash used in discontinued operations                  --          (2,763)       (1,376)         --          (4,139)
                                                      --------      --------      --------      --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS              (31,475)       (1,980)       (1,121)         --         (34,576)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          38,627         5,536         3,326          --          47,489
                                                      --------      --------      --------      --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $  7,152      $  3,556      $  2,205      $   --        $ 12,913
                                                      ========      ========      ========      ========      ========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

22.  WARRANTY REVISION AND PRODUCT EXCHANGE PROGRAM

As a result of our recently announced warranty revision and product exchange program relating to our Zylon(R)-containing vests (see Note 12), we have recorded a pre-tax charge of $5.0 million, which is net of $4.0 million of cost reimbursements from our suppliers and includes all the legal costs associated with the class action lawsuits. This liability has been classified in accrued expenses and other current liabilities on the condensed consolidated balance sheet and will be funded through cash provided by operating activities. A summary of the warranty revision and product replacement accrual follows:

                                                          WARRANTY REVISION AND
                                                           PRODUCT REPLACEMENT
                                                               ACCRUAL
                                                               -------
                                                            (in thousands)
     Beginning balance                                         $ 5,000
     Incurred costs, net of reimbursements from suppliers       (3,625)
                                                               -------
     Balance at December 31, 2004                              $ 1,375
                                                               =======

23.  CONCENTRATION OF REVENUES

Approximately 65.3% of our revenues were from our ten largest customers for the year ended December 31, 2004. Approximately 60.7% of our revenues came from U.S.
military contracts. Our Aerospace & Defense Group's ten largest customers accounted for approximately 93.9% of Aerospace & Defense Group revenues for
Fiscal 2004. The Products Division's ten largest customers accounted for approximately 26.6% of total revenues of the Products Division for fiscal 2004.
The Mobile Security Division's ten largest customers accounted for approximately
43.6% of total revenues of the Mobile Security Division for fiscal 2004.
Military and governmental contracts generally are awarded on a periodic or sporadic basis. If the Aerospace & Defense Group were to lose the Up-Armored
HMMWV contract, which continues through June 2008, our financial performance would experience a material adverse effect.

24.  OFF BALANCE SHEET ARRANGEMENTS

On September 24, 2004, we entered into an off-balance sheet leasing arrangement for an aircraft for company use. Upon expiration of this lease on September 24,
2009, a subsidiary of the Company has the option to renew the lease at fair market value subject to approval by the lessor, or, buy the aircraft for approximately $10.0 million, or return the aircraft to the lessor and, under a guarantee, pay any shortfall in sales proceeds from a third party in an amount not to exceed $8.2 million. Annual rental expense related to this agreement is approximately $1.0 million. Excluding this leasing arrangement, we do not have any off balance sheet arrangements.

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
                                       Dated: March 7, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Warren B. Kanders
------------------------------------
Warren B. Kanders
Chairman of the Board of Directors
and Chief Executive Officer
March 7, 2005

/s/ Glenn J. Heiar                     /s/ Nicholas Sokolow
-----------------------------------    ----------------------------------
Glenn J. Heiar                         Nicholas Sokolow
Chief Financial Officer                Director
(Principal Financial Officer and       March 7, 2005
Principal Accounting Officer)
March 7, 2005

/s/ Burtt R. Ehrlich                   /s/ Thomas W. Strauss
-----------------------------------    ----------------------------------
Burtt R. Ehrlich                       Thomas W. Strauss
Director                               Director
March 7, 2005                          March 7, 2005

/s/ David R. Haas                      /s/ Deborah A. Zoullas
-----------------------------------    ----------------------------------
David R. Haas                          Deborah A. Zoullas
Director                               Director
March 7, 2005                          March 7, 2005

                               INDEX TO EXHIBITS

EXHIBIT NO.    DESCRIPTION

+2.1      Stock Purchase Agreement, dated as of April 20, 2001, by and among
          Armor Holdings, Inc., Bengal Acquisition Corp., The Kroll-O'Gara
          Company, O'Gara-Hess & Eisenhardt Armoring Company, The O'Gara
          Company, and O'Gara Security Associates, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated April 20, 2001).

+2.2      Amendment dated as of August 20, 2001 to the Stock Purchase Agreement, dated as of April 20, 2001, by and among Armor Holdings, Inc., Bengal
          Acquisition Corp., The Kroll-O'Gara Company, O'Gara-Hess & Eisenhardt
          Armoring Company, The O'Gara Company, and O'Gara Security Associates,
          Inc. (filed as Exhibit 2.2 to our Current Report on Form 8-K dated
          August 22, 2001).

+2.3      Amendment dated as of August 21, 2001 to the Stock Purchase Agreement, dated as of April 20, 2001, by and among Armor Holdings, Inc., Bengal
          Acquisition Corp., The Kroll-O'Gara Company, O'Gara-Hess & Eisenhardt
          Armoring Company, The O'Gara Company, and O'Gara Security Associates,
          Inc. (filed as Exhibit 2.3 to our Current Report on Form 8-K dated
          August 23, 2001).

+2.4      Agreement and Plan of Merger dated as of August 29, 2003 by and among
          Armor Holdings, Inc., AHI Bulletproof Acquisition Corp., and Simula,
          Inc. (filed as Appendix A to our Registration Statement on Form S-4
          filed with the Commission on September 23, 2003).

+2.7      Agreement and Plan of Merger, dated as of September 28, 2004, by and among Armor Holdings, Inc., Specialty Acquisition Corp., The Specialty
          Group, Inc., and Joseph F. Murray, Jr. and John P. Sweeney, as the
          Shareholders' Agent (filed as Exhibit 2.1 to our Current Report on
          Form 8-K filed on October 4, 2004).

+2.8      Stock Purchase Agreement, dated as of November 5, 2004, by and among
          Armor Holdings Products, L.L.C., Jack B. Corwin, as Trustee of the
          Jack B. Corwin Revocable Trust dated June 26, 1992, Gary W. French, as
          Trustee of the Gary W. and Carol D. French Revocable Trust dated
          December 31, 1999, Gary W. French, as Trustee of the French Family
          Irrevocable Trust dated December 31, 1999, Bianchi International,
          AccuCase, LLC, Bianchi Gunleather and Leather Products Co., Inc.,
          Armor Holdings, Inc., Jack B. Corwin and Gary W. French (filed as
          Exhibit 2.1 to our Current Report on Form 8-K filed on November 12,
          2004).

+3.1      Certificate of Incorporation of Armor Holdings, Inc. (filed as Exhibit
          3.1 to our Current Report on Form 8-K, dated September 3, 1996).

+3.2      Certificate of Merger of American Body Armor & Equipment, Inc., a
          Florida corporation, and Armor Holdings, Inc. (filed as Exhibit 3.2 to our Current Report on Form 8-K dated September 3, 1996).

+3.3      Certificate of Amendment of the Certificate of Incorporation of Armor
          Holdings, Inc., as amended (filed as Exhibit 3.1 to our Form 10-Q
          Quarterly Report for the fiscal quarter ended June 30, 2004).

+3.4      Amended and Restated Bylaws of Armor Holdings, Inc. (filed as Exhibit
          3.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended
          March 31, 2004).

+4.1      Indenture, dated as of August 12, 2003, among Armor Holdings, the subsidiary guarantors listed as signatories thereto and Wachovia Bank,
          National Association, as trustee, and form of Old Note attached as
          Exhibit A thereto (filed as Exhibit 10.2 to our Form 10-Q Quarterly
          Report for the fiscal quarter ended June 30, 2003).

+4.2      First Supplemental Indenture, dated as of September 30, 2003, among
          Armor Holdings, Inc., the subsidiary guarantors listed as signatories to the Indenture, the subsidiaries listed in Schedule I to the First
          Supplemental Indenture and Wachovia Bank, National Association, as
          trustee (filed as Exhibit 4.2 to our Registration Statement on Form
          S-4 filed with the Commission on January 7, 2004).

+4.3      Second Supplemental Indenture, dated as of December 9, 2003, among
          Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto and Wachovia Bank, National Association, as trustee (filed as
          Exhibit 4.3 to our Registration Statement on Form S-4 filed with the
          Commission on January 7, 2004).

+4.4      Third Supplemental Indenture, dated as of December 24, 2003, among
          Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto and Wachovia Bank, National Association, as trustee (filed as
          Exhibit 4.4 to our Registration Statement on Form S-4 filed with the
          Commission on January 7, 2004).

+4.5      Fourth Supplemental Indenture, dated as of March 24, 2004, among Armor
          Holdings, Inc., the subsidiary guarantors listed as signatories thereto, ODV Holdings Corp., and Wachovia Bank, National Association,
          as trustee (filed as Exhibit 4.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2004).

+4.6      Fifth Supplemental Indenture, dated as of August 16, 2004, among Armor
          Holdings, Inc., the subsidiary guarantors listed as signatories thereto, Kleen Bore, Inc., and Wachovia Bank, National Association, as
          trustee (filed as Exhibit 4.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended September 30, 2004).

+4.7      Sixth Supplemental Indenture, dated as of September 24, 2004, among
          Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto, Armor Holdings Aircraft, LLC, and Wachovia Bank, National
          Association, as trustee (filed as Exhibit 4.2 to our Form 10-Q
          Quarterly Report for the fiscal quarter ended September 30, 2004).

*4.8      Seventh Supplemental Indenture, dated as of December 29, 2004, among
          Armor Holdings, Inc., the subsidiary guarantors listed as signaturies thereto, and Wachovia Bank, National Association, as trustee.

+4.9      Registration Rights Agreement, dated August 12, 2003, among Armor
          Holdings, Inc., the subsidiary guarantors listed as signatories thereto and Wachovia Capital Markets, LLC (filed as Exhibit 10.3 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30,
          2003).

+4.10     Form of the new 8 1/4% Senior Subordinated Notes Due 2013 (filed as
          Exhibit 4.6 to our Registration Statement on Form S-4 filed with the
          Commission on January 7, 2004).

+4.11     Indenture, dated as of October 29, 2004, among Armor Holdings, Inc.
          and Wachovia Bank, National Association, as trustee (filed as Exhibit
          4.1 to our Current Report on Form 8-K filed on November 1, 2004).

+4.12     First Supplemental Indenture, dated as of October 29, 2004, among
          Armor Holdings, Inc., the subsidiary guarantors named therein, and
          Wachovia Bank, National Association, as trustee, together with the form of Note attached thereto (filed as Exhibit 4.2 to our Current
          Report on Form 8-K filed on November 1, 2004).

*4.13     Second Supplemental Indenture, dated as of December 29, 2004, among
          Armor Holdings, Inc., the subsidiary guarantors named therein, and
          Wachovia Bank, National Association, as trustee.

+10.1     Purchase Agreement, dated August 6, 2003, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto and Wachovia
          Capital Markets, LLC (filed as Exhibit 10.1 to our Form 10-Q Quarterly
          Report for the fiscal quarter ended June 30, 2003).

+10.2     Credit Agreement, dated as of August 12, 2003, among Armor Holdings,
          Inc., each lender from time to time party thereto, Bank of America,
          N.A., as Administrative Agent, Swing Line Lender and L/C Issuer,
          Wachovia Bank, National Association, as Syndication Agent, and Key
          Bank National Association, as Documentation Agent (filed as Exhibit
          10.4 to our Form 10-Q Quarterly Report for the fiscal quarter ended
          June 30, 2003).

+10.3     Subsidiary Guaranty Agreement, dated as of August 12, 2003, by certain
          Subsidiaries of Armor Holdings, Inc. as identified on the signature pages thereto and any Additional Guarantor who may become party to this Guaranty, in favor of Bank of America, N.A., as Administrative
          Agent (filed as Exhibit 10.5 to our Form 10-Q Quarterly Report for the
          fiscal quarter ended June 30, 2003).

+10.4     Collateral Agreement, dated as of August 12, 2003, by and among Armor
          Holdings and certain of its Subsidiaries as identified on the signature pages thereto and any Additional Grantor who may become party to this Agreement, in favor of Bank of America, N.A., as
          Administrative Agent (filed as Exhibit 10.6 to our Form 10-Q Quarterly
          Report for the fiscal quarter ended June 30, 2003).

+10.5     Trademark Security Agreement, dated as of August 12, 2003, by the entities listed on the signature pages thereto, in favor of Bank of
          America, N.A., as Administrative Agent (filed as Exhibit 10.7 to our
          Form 10-Q Quarterly Report for the fiscal quarter ended June 30,
          2003).

+10.6     Patent Security Agreement, dated as of August 12, 2003, by the entities listed on the signature pages attached thereto, in favor of
          Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.8 to our Form 10-Q Quarterly Report for the fiscal quarter ended June
          30, 2003).

+10.7     Promissory Note dated August 12, 2003 in the principal amount of up to
          $15,000,000 made by Armor Holdings, Inc. in favor of Keybank National
          Association (filed as Exhibit 10.9 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2003).

+10.8     Promissory Note dated August 12, 2003 in the principal amount of up to
          $22,500,000 made by Armor Holdings, Inc. in favor of Wachovia Bank,
          National Association (filed as Exhibit 10.10 to our Form 10-Q
          Quarterly Report for the fiscal quarter ended June 30, 2003).

+10.9     First Amendment to Credit Agreement, dated as of January 9, 2004, by and among Armor Holdings, Inc., the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Wachovia
          Bank, National Association, as Syndication Agent, and Keybank National
          Association, as Documentation Agent (filed as Exhibit 10.1 to our Form
          10-Q Quarterly Report for the fiscal quarter ended March 31, 2004).

+10.10    Second Amendment to Credit Agreement, dated as of March 29, 2004, by and among Armor Holdings, Inc., the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Wachovia
          Bank, National Association, as Syndication Agent, and Keybank National
          Association, as Documentation Agent (filed as Exhibit 10.2 to our Form
          10-Q Quarterly Report for the fiscal quarter ended March 31, 2004).

+10.11    Third Amendment to Credit Agreement, dated as of October 19, 2004, by and among Armor Holdings, Inc., the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Wachovia
          Bank, National Association, as Syndication Agent, and Keybank National
          Association, as Documentation Agent (filed as Exhibit 10.1 to our
          Current Report on Form 8-K filed on November 1, 2004).

@+10.12   Employment Agreement between Warren B. Kanders and Armor Holdings,
          Inc., dated as of January 1, 2002 (filed as Exhibit 10.4 to our Form
          10-Q Quarterly Report for the fiscal quarter ended March 31, 2002).

@+10.13   Letter agreement dated as of July 26, 2003 between Armor Holdings,
          Inc. and Warren B. Kanders (filed as Exhibit 99.1 to our Current
          Report on Form 8-K dated July 26, 2003).

@+10.14   Amendment No. 2 dated November 4, 2003 to the Employment Agreement between Armor Holdings, Inc. and Warren B. Kanders (filed as Exhibit
          10.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended
          September 30, 2003).

@+10.15   Employment Agreement between Armor Holdings, Inc. and Robert R.
          Schiller, dated as of January 1, 2002 (filed as Exhibit 10.2 to our
          Form 10-Q Quarterly Report for the fiscal quarter ended March 31,
          2002).

@+10.16   Amendment dated November 4, 2003 to the Employment Agreement between
          Armor Holdings, Inc. and Robert R. Schiller (filed as Exhibit 10.2 to our Form 10-Q Quarterly Report for the fiscal quarter ended September
          30, 2003).

+10.17    Form of Indemnification Agreement for Directors and Officers of Armor
          Holdings, Inc., (filed as Exhibit 10.4 to our Form 10-Q Quarterly
          Report for the fiscal quarter ended March 31, 2004).

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
          27, 1997).

**+10.22  Armor Holdings, Inc. 1998 Stock Option Plan (filed as Exhibit 10.19 to our Form 10-K Annual Report for the fiscal year ended December 31,
          1998).

**+10.23  Armor Holdings, Inc. 1999 Stock Incentive Plan (filed as Appendix A to our 1999 Definitive Proxy Statement with respect to our 1999 Annual
          Meeting of Stockholders, as filed with the Commission on May 21,
          1999).

*10.24    Armor Holdings, Inc. Amended and Restated 2002 Stock Incentive Plan.

**+10.25  Armor Holdings, Inc. 2002 Executive Stock Plan (filed as Exhibit 10.6 to our Form 10-Q Quarterly Report for the fiscal quarter ended March
          31, 2002).

+10.26    Transportation Services Agreement, dated as of December 10, 2003, by and between Kanders Aviation, LLC and Armor Holdings, Inc. (filed as
          Exhibit 10.3 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2004).

*21.1     Subsidiaries of the Registrant

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