Form 10-Q
period 2005-03-31
ARMOR HOLDINGS INC
filed 2005-04-29
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                   FORM 10-Q

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005, or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

               FOR THE TRANSITION PERIOD FROM ___________TO ___________.

                         COMMISSION FILE NUMBER 0-18863

                              ARMOR HOLDINGS, INC.

                                   ----------

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

The number of shares outstanding of the registrant's Common Stock as of April
27, 2005 is 34,535,765.

                              ARMOR HOLDINGS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS......................................     3

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS....................    29

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK............................................    43

     ITEM 4.   CONTROLS AND PROCEDURES...................................    45

PART II - OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS.........................................    46

     ITEM 6.   EXHIBITS..................................................    49

SIGNATURES                                                                   50

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of
Armor Holdings, Inc. and its wholly-owned subsidiaries include all adjustments which management considers necessary for a fair presentation of operating results and financial position as of March 31, 2005 and for the three month periods ended March 31, 2005 and March 31, 2004.

     These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on
Form 10-K for the fiscal year ended December 31, 2004.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                            MARCH 31, 2005   DECEMBER 31, 2004
                                                              (UNAUDITED)            *
                                                            --------------   -----------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                  $   49,136        $  421,209
   Short-term investment securities                              391,975                --
   Accounts receivable (net of allowance for
      doubtful accounts of $3,927 and $3,077)                    183,993           174,559
   Costs and earned gross profit in excess of billings             5,781               893
   Inventories                                                   184,050           176,208
   Prepaid expenses and other current assets                      49,703            46,935
                                                              ----------        ----------
      Total current assets                                       864,638           819,804

PROPERTY AND EQUIPMENT (net of
   accumulated depreciation of $30,068 and
   $27,917)                                                       76,894            77,307

GOODWILL (net of accumulated amortization
   of $4,024 and $4,024)                                         263,807           262,013

PATENTS, LICENSES AND TRADEMARKS
   (net of accumulated amortization of $8,865 and $6,830)        110,456           112,459

OTHER ASSETS                                                      16,450            20,768
                                                              ----------        ----------
TOTAL ASSETS                                                  $1,332,245        $1,292,351
                                                              ==========        ==========

                 * Condensed from audited financial statements.

           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                       MARCH 31, 2005   DECEMBER 31, 2004
                                                         (UNAUDITED)            *
                                                       --------------   -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                     $      479         $      621
   Short-term debt                                          345,593            343,756
   Accounts payable                                          82,251             69,601
   Accrued expenses and other current liabilities            99,601            107,247
   Income taxes payable                                       8,197              9,001
                                                         ----------         ----------
      Total current liabilities                             536,121            530,226

LONG-TERM LIABILITIES:
   Long-term debt, less current portion                     152,547            156,751
   Other long-term liabilities                                1,974              1,951
   Deferred income taxes                                     40,136             38,227
                                                         ----------         ----------
      Total liabilities                                     730,778            727,155

COMMITMENTS AND CONTINGENCIES
(NOTE 12)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized; no shares issued and outstanding               --                 --
   Common stock, $.01 par value; 75,000,000 and
      75,000,000 shares authorized; 40,364,903 and
      40,133,870 issued and 34,304,681 and
      34,073,648 outstanding at March 31, 2005
      and December 31, 2004, respectively                       404                402
   Additional paid-in capital                               512,092            504,809
   Retained earnings                                        156,510            125,481
   Accumulated other comprehensive income                     4,778              6,821
   Treasury stock                                           (72,317)           (72,317)
                                                         ----------         ----------
      Total stockholders' equity                            601,467            565,196
                                                         ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                $1,332,245         $1,292,351
                                                         ==========         ==========

                 * Condensed from audited financial statements.

           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED
                                              -------------------------------
                                              MARCH 31, 2005   MARCH 31, 2004
                                              --------------   --------------
REVENUES:
   Aerospace & Defense                           $260,470         $ 81,008
   Products                                        68,558           53,840
   Mobile Security                                 35,937           26,780
                                                 --------         --------
   Total revenues                                 364,965          161,628
                                                 --------         --------
COSTS AND EXPENSES:
   Cost of revenues                               273,655          114,068
   Operating expenses                              33,816           23,251
   Amortization                                     2,038              980
   Integration and other charges                      800              681
                                                 --------         --------

OPERATING INCOME                                   54,656           22,648
   Interest expense, net                            2,245            1,728
   Other expense, net                               1,123              115
                                                 --------         --------

INCOME FROM CONTINUING OPERATIONS BEFORE
   PROVISION FOR INCOME TAXES                      51,288           20,805

PROVISION FOR INCOME TAXES                         20,259            8,177
                                                 --------         --------
INCOME FROM CONTINUING OPERATIONS                  31,029           12,628
LOSS FROM DISCONTINUED OPERATIONS (NOTE 2),
   NET OF TAX                                          --             (138)
                                                 --------         --------
NET INCOME                                       $ 31,029         $ 12,490
                                                 ========         ========

NET INCOME PER COMMON SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS                $   0.90         $   0.44
LOSS FROM DISCONTINUED OPERATIONS                    0.00             0.00
                                                 --------         --------
BASIC EARNINGS PER SHARE                         $   0.90         $   0.44
                                                 ========         ========
NET INCOME PER COMMON SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS                $   0.87         $   0.42
LOSS FROM DISCONTINUED OPERATIONS                    0.00             0.00
                                                 --------         --------
DILUTED EARNINGS PER SHARE                       $   0.87         $   0.42
                                                 ========         ========

WEIGHTED AVERAGE SHARES - BASIC                    34,509           28,472
                                                 ========         ========
WEIGHTED AVERAGE SHARES - DILUTED                  35,832           29,934
                                                 ========         ========

           See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                       -------------------------------
                                                                       MARCH 31, 2005   MARCH 31, 2004
                                                                       --------------   --------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Income from continuing operations                                     $  31,029         $ 12,628
   Adjustments to reconcile income from continuing operations to cash provided by operating activities:
      Depreciation and amortization                                          5,203            3,414
      Loss on disposal of fixed assets                                          30                6
      Deferred income taxes                                                  2,616             (438)
      Fair value adjustment for put options                                  1,121               --
   Changes in operating assets and liabilities, net of acquisitions:
      (Increase) in accounts receivable                                    (14,322)         (17,173)
      (Increase) in inventories                                             (7,842)         (12,232)
      (Increase) in prepaid expenses and other assets                       (1,574)          (5,222)
      Increase in accounts payable, accrued expenses
         and other current liabilities                                       2,478           12,395
      Increase in income taxes payable                                         742            7,221
                                                                         ---------         --------
      Net cash provided by operating activities                             19,481              599
                                                                         ---------         --------
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (3,223)          (3,814)
   Purchase of patents and trademarks                                          (34)             (49)
   Purchases of short-term investment securities                          (469,800)         (25,075)
   Proceeds from sales of short-term investment securities                  77,825           16,175
   Sale of put options                                                       1,687               --
   Purchase of equity investment                                                --           (1,374)
   Collection of note receivable                                                --              375
   Decrease in restricted cash                                                  --            2,600
   Additional consideration for purchased businesses                        (1,081)         (32,967)
   Purchase of businesses, net of cash acquired                             (1,362)          (2,729)
                                                                         ---------         --------
   Net cash used in investing activities                                  (395,988)         (46,858)
                                                                         ---------         --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options                               3,903            4,488
   Repayments of long-term debt                                               (190)          (2,762)
   Borrowings under lines of credit                                          8,325            5,449
   Repayments under lines of credit                                         (6,505)          (5,327)
                                                                         ---------         --------
   Net cash provided by used in financing activities                         5,533            1,848
                                                                         ---------         --------
   Effect of exchange rate changes on cash and cash equivalents             (1,099)             134
   Net cash used in discontinued operations                                     --             (638)
                                                                         ---------         --------
   NET DECREASE IN CASH AND CASH EQUIVALENTS                              (372,073)         (44,915)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          421,209          111,850
                                                                         ---------         --------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  49,136         $ 66,935
                                                                         =========         ========
   CASH AND CASH EQUIVALENTS, END OF PERIOD
      CONTINUING OPERATIONS                                              $  49,136         $ 66,935
      DISCONTINUED OPERATIONS                                                  --               383
                                                                         ---------         --------
                                                                         $  49,136         $ 67,318
                                                                         =========         ========

            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of
Armor Holdings, Inc. and its wholly-owned subsidiaries (the "Company", "we",
"our", "us") have been prepared in accordance with generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule
10-01 of Regulation S-X, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary by management to present a fair presentation have been included. The results of operations for the three month period is not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual
Report on Form 10-K for the year ended December 31, 2004. The amounts disclosed in the footnotes are related to continuing operations unless otherwise indicated. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - DISCONTINUED OPERATIONS

     On July 2, 2004, we sold the security consulting division of our litigation support services subsidiary, New Technologies Armor, Inc. ("NTI"), which was the last remaining business in discontinued operations. The remaining division in
NTI, consisting primarily of training services, has been included as part of the
Products Division segment, where management now resides. This business represented the last remaining business in our ArmorGroup Services Division (the
"Services Division"). We had no discontinued operations at March 31, 2005.

     A summary of the operating results of the discontinued operations for the three months ended March 31, 2005 and 2004, is as follows.

                                                  THREE MONTHS ENDED
                                           -------------------------------
                                           MARCH 31, 2005   MARCH 31, 2004
                                           --------------   --------------
                                                    (IN THOUSANDS)

Revenue                                          $--            $ 720
Cost of sales                                     --              236
Operating expenses                                --              436
                                                 ---            -----
Operating income                                  --               48
Interest expense, net                             --                2
Other expense, net                                --              263
                                                 ---            -----
Loss from discontinued operations before          --             (217)
   income tax benefit
Income tax benefit                                --              (79)
                                                 ---            -----
Loss from discontinued operations                $--            $(138)
                                                 ===            =====

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 3 - COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax benefit of $114,000 and tax provision of $20,000 for the three months ended March 31, 2005 and 2004, respectively, are listed below:

                                                             THREE MONTHS ENDED
                                                      -------------------------------
                                                      MARCH 31, 2005   MARCH 31, 2004
                                                      --------------   --------------
                                                               (IN THOUSANDS)

Net income                                                $31,029          $12,490
Other comprehensive income:
   Unrealized gain on equity securities, net of tax             -               37
   Foreign currency translation                            (2,043)            (365)
                                                          -------          -------
Comprehensive income                                      $28,986          $12,162
                                                          =======          =======

NOTE 4 - INVENTORIES

     The components of inventory as of March 31, 2005 and December 31, 2004, are summarized as follows:

                       MARCH 31, 2005   DECEMBER 31, 2004
                       --------------   -----------------
                                  (IN THOUSANDS)

Raw material              $112,924           $ 97,528
Work-in-process             37,606             51,137
Finished goods              33,520             27,543
                          --------           --------
   Total inventories      $184,050           $176,208
                          ========           ========

NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities as of March 31, 2005 and
December 31, 2004, are summarized as follows:

                                                          MARCH 31, 2005   DECEMBER 31, 2004
                                                          --------------   -----------------
                                                                    (IN THOUSANDS)

Accrued expenses and other current liabilities                $63,581           $ 70,869
Customer deposits                                              31,914             32,317
Deferred consideration for acquisitions                         4,106              4,061
                                                              -------           --------
   Total accrued expenses and other current liabilities       $99,601           $107,247
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

     We hedge the fair value of our 8.25% $150 million Senior Subordinated Notes due 2013 (the "8.25% Notes") using interest rate swaps. We enter into these derivative contracts to manage fair value changes which could be caused by our exposure to interest rate changes. On September 2, 2003, we entered into interest rate swap agreements, designated as fair value hedges as defined under
SFAS 133 with an aggregate notional amount totaling $150 million. The agreements were entered into to exchange the fixed interest rate on the 8.25% Notes for a variable interest rate equal to six-month LIBOR (3.4% at March 31, 2005), set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth of February and August each year through maturity. The agreements are subject to other terms and conditions common to transactions of this type. These fair value hedges qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the 8.25% Notes. Accordingly, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the 8.25% Notes due to changes in the market interest rate. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements on the 8.25% Notes. The fair value of the interest rate swap agreements was approximately $1.9 million and
$6.0 million at March 31, 2005 and December 31, 2004, respectively, and is included in other assets and long-term debt on the accompanying condensed consolidated balance sheets.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 7 - GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

     Under Statement of Financial Accounting Standards No. 142, "Goodwill and
Other Intangible Assets" ("SFAS 142"), goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment at least annually or more often if indicators of impairment arise. The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

                       AEROSPACE               MOBILE
                       & DEFENSE   PRODUCTS   SECURITY   CORPORATE     TOTAL
                       ---------   --------   --------   ---------   --------
                                          (IN THOUSANDS)
Balance at
   December 31, 2004    $154,313   $101,292    $6,408      $   --    $262,013
Goodwill acquired
   during period              --         --        --       1,729       1,729
Foreign currency
   translation and
   other adjustments          --         93       (28)         --          65
                        --------   --------    ------      ------    --------
Balance at
   March 31, 2005       $154,313   $101,385    $6,380      $1,729    $263,807
                        ========   ========    ======      ======    ========

     Included in patents, licenses and trademarks in the accompanying consolidated balance sheets are the following intangible assets as of March 31,
2005:

                              CUSTOMER
                           RELATIONSHIPS   TECHNOLOGY   MARKETING     TOTAL
                           -------------   ----------   ---------   --------
Gross amount                  $58,454        $14,743     $46,124    $119,321
Accumulated amortization       (4,282)        (1,936)     (2,647)     (8,865)
                              -------        -------     -------    --------
Net amount                    $54,172        $12,807     $43,477    $110,456
                              =======        =======     =======    ========

     Included in Marketing are approximately $41.2 million of marketing-related intangible assets that have indefinite lives.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 8 - INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL REVENUES

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
military of the armor and blast protection systems (up-armoring) for their High
Mobility Multi-purpose Wheeled Vehicles (Up-Armored HMMWV, commonly known as the
Humvee). We also provide spare parts and logistical and field support services for Up-Armored HMMWVs previously shipped by us. We also provide blast and ballistic protection kits for the standard HMMWV which are installed in the field. Additionally, we develop ballistic and blast protected armored and sealed truck cabs for other military tactical wheeled vehicles. For example, we provide land vehicle armor kits for the Heavy Expanded Mobility Tactical Truck
("HEMTT"), Palletized Load System ("PLS"), Heavy Equipment Transporter ("HET"),
M915 and Armored Security Vehicle ("ASV").

     The Aerospace & Defense Group develops and supplies personnel equipment, including small arms protection inserts ("SAPI") and other engineered ceramic body armor, helmets, and other protective and duty equipment. Our products include, among others, Modular Lightweight Load-Carrying Equipment ("MOLLE")
systems, Outer Tactical Vests ("OTVs") and Warrior Helmets. We are currently the largest supplier of MOLLE systems for the U.S. Army which is a modular rucksack that can be configured in a number of ways depending on the needs of the military mission. We also manufacture OTVs which, when used with SAPI plates, provide enhanced protection against bullets, mines, grenades and mortar and artillery shells. SAPI plates have been adopted by the U.S. military as a key element of the protective equipment worn by U.S. troops.

     The Aerospace & Defense Group develops and sells military helicopter seating systems, helicopter cockpit airbag systems, aircraft armor kits, emergency bailout parachutes and survival equipment worn by military aircrew.
The primary customers for these products are the U.S. Army, U.S. Marine Corps,
Boeing and Sikorsky Aircraft.

     Armor Holdings Products. Our Armor Holdings Products division manufactures and sells a broad range of high quality equipment marketed under brand names that are known in the military and law enforcement communities. Products manufactured by this division include concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products,

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

police batons, emergency lighting products, forensic products, firearms accessories, weapon maintenance products, foldable ladders, backpacks and specialty gloves.

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

                                                        THREE MONTHS ENDED
                                                 -------------------------------
                                                 MARCH 31, 2005   MARCH 31, 2004
                                                 --------------   --------------
                                                          (IN THOUSANDS)
Revenues:
   Aerospace & Defense                              $260,470         $ 81,008
   Products                                           68,558           53,840
   Mobile Security                                    35,937           26,780
                                                    --------         --------
      Total revenues                                $364,965         $161,628
                                                    ========         ========

Operating income (loss):
   Aerospace & Defense                              $ 47,499         $ 19,479
   Products                                            9,040            5,685
   Mobile Security                                     5,606            1,073
   Corporate                                          (7,489)          (3,589)
                                                    --------         --------
      Total operating income                        $ 54,656         $ 22,648
                                                    ========         ========

                                              MARCH 31, 2005   DECEMBER 31, 2004
                                              --------------   -----------------
                                                        (IN THOUSANDS)
Total assets:
   Aerospace & Defense                          $  496,854         $  490,754
   Products                                        286,275            278,912
   Mobile Security                                 105,898            103,799
   Corporate                                       443,218            418,886
                                                ----------         ----------
      Total assets                              $1,332,245         $1,292,351
                                                ==========         ==========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

     The following unaudited information with respect to revenues and total fixed assets, net from continuing operations to principal geographic areas are as follows:

                                                        THREE MONTHS ENDED
                                                 -------------------------------
                                                 MARCH 31, 2005   MARCH 31, 2004
                                                 --------------   --------------
                                                          (IN THOUSANDS)
Revenues:
   North America                                    $321,449      $131,351
   South America                                       4,393         3,476
   Africa                                              4,744         1,206
   Europe/Asia                                        34,379        25,595
                                                    --------      --------
      Total revenue                                 $364,965      $161,628
                                                    ========      ========

                                              MARCH 31, 2005   DECEMBER 31, 2004
                                              --------------   -----------------
                                                        (IN THOUSANDS)
Total fixed assets, net:
   North America                                  $55,208           $54,332
   South America                                    1,399             1,461
   Africa                                              --                --
   Europe/Asia                                     20,287            21,514
                                                  -------           -------
      Total fixed assets, net                     $76,894           $77,307
                                                  =======           =======

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 9 - EARNINGS PER SHARE

     The following details the numerators and denominators of the basic and diluted earnings per share computations for net income from continuing operations:

                                                                THREE MONTHS ENDED
                                                         -------------------------------
                                                         MARCH 31, 2005   MARCH 31, 2004
                                                         --------------   --------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Numerator for basic and diluted earnings per share:

Income from continuing operations                           $31,029          $12,628
                                                            =======          =======

Denominator for basic earnings per share - weighted
   average shares outstanding:                               34,509           28,472

Effect of shares issuable under stock option and
   stock grant plans, based on the treasury stock
   method                                                     1,323            1,462
                                                            -------          -------
Denominator for diluted earnings per share -
   adjusted weighted average shares outstanding              35,832           29,934
                                                            =======          =======

Basic earnings per share from continuing operations         $  0.90          $  0.44
                                                            =======          =======

Diluted earnings per share from continuing
   operations                                               $  0.87          $  0.42
                                                            =======          =======

NOTE 10 - STOCKHOLDERS' EQUITY

     Statement of Financial Accounting Standard No. 123, "Accounting for
Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial
Accounting Standard No. 148, "Accounting for Stock-Based Compensation -
Transition and Disclosure" ("SFAS 148"), establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
("APB 25"). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for our employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. If compensation cost for stock option grants had been determined based on the fair value on the grant dates for the three month periods ended March 31, 2005 and 2004, consistent with the method

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

prescribed by SFAS 123, our net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                             THREE MONTHS ENDED
                                                      -------------------------------
                                                      MARCH 31, 2005   MARCH 31, 2004
                                                      --------------   --------------
                                                      (IN THOUSANDS, EXCEPT FOR PER
                                                              SHARE AMOUNTS)

Net income as reported                                   $ 31,029         $12,490

Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects             (33,545)         (1,247)

Add: Employee compensation expense for modification
   of stock option awards included in reported net
   income, net of income taxes                                118              --
                                                         --------         -------
Pro forma net (loss) income                              $ (2,398)        $11,243
                                                         ========         =======

Earnings (loss) per share:
   Basic - as reported                                   $   0.90         $  0.44
                                                         ========         =======
   Basic - pro forma                                     $  (0.07)        $  0.39
                                                         ========         =======
   Diluted - as reported                                 $   0.87         $  0.42
                                                         ========         =======
   Diluted - pro forma                                   $  (0.07)        $  0.38
                                                         ========         =======

     $15.3 million of the stock-based employee compensation expense for the three months ended March 31, 2005 is related to accelerated vesting of certain existing stock options and $17.6 million is related to certain stock options issued in the three months ended March 31, 2005.

     On June 22, 2004, our stockholders approved an amendment to our Certificate of Incorporation, as amended, that increased the number of shares of our authorized capital stock to 80,000,000, of which 75,000,000 shares are designated as common stock and 5,000,000 shares are designated as preferred stock.

     In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time depending upon market conditions and other factors, of up to an additional 4.4 million shares. On
March 25, 2005, our Board of Directors increased our existing stock repurchase program to enable us to repurchase, from time to time depending upon market conditions and other factors, up to an additional 3.5 million shares of its outstanding common stock. Through March 31, 2005, we repurchased 3.8 million shares of our common stock under the stock repurchase program at an average price of $12.49 per share, leaving us with the ability to repurchase up to an additional 7.3 million shares of our common stock. Repurchases may be made in the open market, in privately negotiated transactions utilizing various hedging mechanisms including, among others, the sale to third parties of put options our common stock, or otherwise. At March 31, 2005, we had 34.3 million shares of common stock outstanding.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the Financial Accounting Standards Board ("FASB")
issued FASB Statement No. 123, "Share Based Payment (revised 2004)" (FAS 123R).
FAS 123R revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123R supersedes APB 25, and amends FASB Statement No.
95, "Statement of Cash Flows." On April 14, 2005, The Securities and Exchange
Commission announced the amendment of the adoption compliance date of FAS 123R from the first interim period to the first annual period after June 15, 2005.
We will be required to apply the expense recognition provisions of FAS 123R beginning in the first quarter of 2006.

     On March 31, 2005, we announced that we accelerated the vesting of certain unvested stock options previously awarded to employees, officers and directors of the Company under various stock option plans effective March 25, 2005, subject to such employees, officers and directors entering into lock-up, confidentiality and non-competition agreements. As a result of this action, options to purchase approximately 1.6 million shares of our common stock that would otherwise have vested over the next one to five years became fully vested.
Outstanding unvested options that were not accelerated will continue to vest on their normal schedule.

     The decision to accelerate the vesting of these options, which we believe to be in the best interest of our stockholders, was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following our application of FAS 123R. Because we accelerated these options, we expect to reduce our non-cash compensation expense related to these options by approximately $12.3 million (pre-tax) between the first quarter of 2006 and
2009, based on estimated value calculations using the Black-Scholes methodology.

     In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. In December 2004, the FASB issued Staff Position No. 109-1 ("FSP
109-1"), Application of FASB Statement No. 109, Accounting for Income Taxes, to
the Tax Deduction on Qualified Production Activities Provided by the American
Jobs Creation Act of 2004 and Staff Position No. 109-2 ("FSP 109"), Accounting
and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-1 clarifies that the manufacturer's tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. Currently, uncertainty remains as to how to interpret numerous provisions of the AJCA. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We expect to be in a position to make a decision on implementation, if any, later in 2005.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 12 - LEGAL PROCEEDINGS

     On January 16, 1998, our Services Division ceased operations in Angola and subsequently became involved in various disputes with SHRM S.A. ("SHRM"), its minority joint venture partner, relating to the Angolan joint venture known as
Defense System International Africa ("DSIA"). Since March 1998, we have been and continue to be involved in various legal proceedings before French courts with
SHRM, which is part of the Compass Group, regarding damages from the circumstances under which DSIA had to cease doing business in Angola due to the decree of the Angolan government expelling the employees of our Services
Division from Angola.

Kroll, Inc. Matters

     O'Gara-Hess & Eisenhardt Armoring de Brasil Ltda. ("OHE Brazil") was
assessed 41.1 Million Reals (US $15.4 million based on the exchange rate as of
March 31, 2005) by the Brazilian tax authorities. OHE Brazil has appealed the tax assessments and the cases are pending. To the extent that there may be any liability resulting from such assessments, we believe that we are entitled to indemnification from Kroll, Inc. for up to $7.7 million under the terms of our purchase agreement dated April 20, 2001, because the events in question with respect to up to $7.7 million of such assessments occurred prior to our purchase of the O'Gara Companies from Kroll, Inc.

     In 1999 and prior to our acquisition of OHEAC in 2001, several of the former employees of Kroll O'Gara Company de Mexico, S.A. de C.V. ("O'Gara
Mexico"), a subsidiary of OHEAC, commenced labor claims against O'Gara Mexico seeking damages for unjustified termination. In late 2004, the principal labor claim was settled by the Company for approximately $1.9 million and two of the other claims were settled for approximately $52,000. We believe that we are entitled to indemnification from Kroll, Inc. with respect to these settlement payments and the remaining claims.

     In December 2001, O'Gara-Hess & Eisenhardt France S.A., which was acquired from Kroll, Inc. ("OHE France"), sold its industrial bodywork business operated under the name Labbe/Division de O'Gara Hess & Eisenhardt France/ Carrosserie
Industriells ("Carrosserie") to SNC Labbe. Subsequent to the sale, the Labbe
Family Trust ("LFT"), owner of the leasehold interest upon which the Carrosserie business is operated, sued OHE France and SNC Labbe claiming that the transfer of the leasehold was not valid because LFT had not given its consent to the transfer as allegedly required under the terms of the lease. In addition, LFT is seeking to have OHE France, as the sole tenant, maintain and repair the leased building with an estimated cost of between US $4.0 and US $7.9 million, based on the exchange rate as of March 31, 2005. The case is currently pending, and while we are contesting the allegations vigorously, we are unable to predict the outcome of this matter. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

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

     Pursuant to the terms of the class action settlement with the Southern
States PBA, the warranty on the American Body Armor(TM) Xtreme(R) ZX vest (both
NIJ threat level II and IIIA) has been reduced from 5 years to 2 1/2 years. In addition, every purchaser of an Xtreme(R) ZX vest has the option to exchange their vest for either a new ZX vest or any other vest of their choosing from the
American Body Armor(TM), Safariland(R) and ProTech(TM) product lines plus a
$100.00 transferable rebate coupon applicable towards their next purchase of a vest. We have also made available on the American Body Armor(TM) website testing data, protocols and results relating to the testing of our vests. We also continue to test all of our Zylon(R)-containing vests, and if such testing demonstrates that the tested vests fail to perform in accordance with their warranties, we will implement an exchange program for those models on a reasonably comparable basis to the American Body Armor(TM) Xtreme(R) ZX exchange program outlined above. Zylon(R) fiber is made by Toyobo, a Japanese corporation, and is a ballistic fiber widely used in the entire body armor industry. A final report to the Duval County Court regarding claims administration of the settlement and exchange of vests, will be filed on or before May 2, 2005. We are also voluntarily cooperating with a request received in December 2004 from the Department of Justice who is reviewing the entire industry's use of Zylon(R) fiber in bullet resistant vests.

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
Our products are used in a wide variety of law enforcement situations and environments. Some of our products can cause serious personal or property injury or death if not carefully and properly used by adequately trained personnel. We believe that we have adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductible or self-insured retention. Our annual insurance premiums and self insurance retention amounts have risen significantly over the past several years and may continue to do so to the extent we are able to purchase insurance coverage. At this time, we do not believe any such claims or pending litigation will have a

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

material impact on our financial position, operations and liquidity.

NOTE 13 - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

     On August 12, 2003, we sold $150 million of the 8.25% Notes in private placements pursuant to Rule 144A and Regulation S. The 8.25% Notes are uncollateralized obligations and rank junior in right of payment to our existing and future senior debt. On October 29, 2004, we completed the placement of $300 million aggregate principal amount of the 2% Senior Subordinated Convertible
Notes due November 1, 2024 (the "2% Convertible Notes"). On November 5, 2004,
Goldman, Sachs & Co. exercised its option to purchase an additional $45 million principal amount of the 2% Convertible Notes. The 8.25% Notes and 2% Convertible
Notes are guaranteed, jointly and severally on a senior subordinated and uncollateralized basis, by most of our domestic subsidiaries.

     The following consolidating financial information presents the consolidating balance sheets as of March 31, 2005 and December 31, 2004, and the related statements of operations and cash flows for the three months ended March
31, 2005 and 2004 for:

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                         MARCH 31, 2005
                                             ----------------------------------------------------------------------
                                                            GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                               PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                             ----------   ------------   ------------   ------------   ------------
                                                                         (IN THOUSANDS)

                  ASSETS

Current assets:
   Cash and cash equivalents                 $   23,073     $ 14,209       $ 11,854      $      --      $   49,136
   Short-term investment securities             391,975           --             --             --         391,975
   Accounts receivable, net                          --      163,880         20,113             --         183,993
   Costs and earned gross profit in
      excess of billings                             --        5,781             --             --           5,781
   Intercompany receivables                     148,443      106,591         38,399       (293,433)             --
   Inventories                                       --      148,842         35,208             --         184,050
   Prepaid expenses and other current
      assets                                      4,775       40,826          4,102             --          49,703
                                             ----------     --------       --------      ---------      ----------
      Total current assets                      568,266      480,129        109,676       (293,433)        864,638

Property and equipment, net                       2,301       51,703         22,890             --          76,894
Goodwill, net                                        --      261,636          2,171             --         263,807
Patents, licenses and trademarks, net                --      110,285            171             --         110,456
Other assets                                     14,203        2,106            141             --          16,450
Investment in subsidiaries                      632,275       24,095             --       (656,370)             --
                                             ----------     --------       --------      ---------      ----------
Total assets                                 $1,217,045     $929,954       $135,049      $(949,803)     $1,332,245
                                             ==========     ========       ========      =========      ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt         $       --     $    322       $    157      $      --      $      479
   Short-term debt                              341,622           --          3,971             --         345,593
   Accounts payable                                 162       70,143         11,946             --          82,251
   Accrued expenses and other current
      liabilities                                16,099       63,351         20,151             --          99,601
   Income taxes payable                          (6,830)      11,930          3,097             --           8,197
   Intercompany payable                         112,749       96,837         83,847       (293,433)             --
                                             ----------     --------       --------      ---------      ----------
      Total current liabilities                 463,802      242,583        123,169       (293,433)        536,121

Long-term debt, less current portion            149,775        2,360            412             --         152,547
Other long-term liabilities                          --        1,974             --             --           1,974
Deferred income taxes                             2,001       37,088          1,047             --          40,136
                                             ----------     --------       --------      ---------      ----------
Total liabilities                               615,578      284,005        124,628       (293,433)        730,778

Stockholders' equity:
   Preferred stock                                   --        1,450             --         (1,450)             --
   Common stock                                     404        3,792          7,853        (11,645)            404
   Additional paid in capital                   512,092      396,820         14,777       (411,597)        512,092
   Retained earnings (accumulated deficit)      156,510      243,887        (12,209)      (231,678)        156,510
   Accumulated other comprehensive income         4,778           --             --             --           4,778
   Treasury stock                               (72,317)          --             --             --         (72,317)
                                             ----------     --------       --------      ---------      ----------
Total stockholders' equity                      601,467      645,949         10,421       (656,370)        601,467
                                             ----------     --------       --------      ---------      ----------
Total liabilities and stockholders' equity   $1,217,045     $929,954       $135,049      $(949,803)     $1,332,245
                                             ==========     ========       ========      =========      ==========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                          DECEMBER 31, 2004
                                               ----------------------------------------------------------------------
                                                              GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                                 PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                               ----------   ------------   ------------   ------------   ------------
                                                                           (IN THOUSANDS)

                   ASSETS

Current assets:
   Cash and cash equivalents                   $  388,727     $ 21,173       $ 11,309      $      --      $  421,209
   Accounts receivable, net                            --      155,229         19,330             --         174,559
   Costs and earned gross profit in excess
      of billings                                      --          893             --             --             893
   Intercompany receivables                       173,735      108,313          7,045       (289,093)             --
   Inventories                                         --      142,362         33,846             --         176,208
   Prepaid expenses and other current assets        1,611       42,023          3,301             --          46,935
                                               ----------     --------       --------      ---------      ----------
   Total current assets                           564,073      469,993         74,831       (289,093)        819,804

Property and equipment, net                         5,144       47,968         24,195             --          77,307
Goodwill, net                                          --      259,773          2,240             --         262,013
Patents, licenses and trademarks, net                  --      112,288            171             --         112,459
Other assets                                       18,410        2,209            149             --          20,768
Investment in subsidiaries                        592,437       12,730             --       (605,167)             --
                                               ----------     --------       --------      ---------      ----------
Total assets                                   $1,180,064     $904,961       $101,586      $(894,260)     $1,292,351
                                               ==========     ========       ========      =========      ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt           $       --     $    457       $    164      $      --      $      621
   Short-term debt                                341,579           --          2,177             --         343,756
   Accounts payable                                   640       58,422         10,539             --          69,601
   Accrued expenses and other current
      liabilities                                  11,216       73,314         22,717             --         107,247
   Income taxes payable                            (6,454)      11,513          3,942             --           9,001
   Intercompany payables                          112,741      123,466         52,886       (289,093)             --
                                               ----------     --------       --------      ---------      ----------
      Total current liabilities                   459,722      267,172         92,425       (289,093)        530,226
Long-term debt, less current portion              153,897        2,377            477             --         156,751
Other long-term liabilities                            --        1,951             --             --           1,951
Deferred income taxes                               1,249       36,077            901             --          38,227
                                               ----------     --------       --------      ---------      ----------
Total liabilities                                 614,868      307,577         93,803       (289,093)        727,155

Stockholders' equity:
   Preferred stock                                     --        1,450             --         (1,450)             --
   Common stock                                       402        3,792          7,854        (11,646)            402
   Additional paid in capital                     504,809      387,229         14,771       (402,000)        504,809
   Retained earnings (accumulated deficit)        125,481      204,913        (14,842)      (190,071)        125,481
   Accumulated other comprehensive loss             6,821           --             --             --           6,821
   Treasury stock                                 (72,317)          --             --             --         (72,317)
                                               ----------     --------       --------      ---------      ----------
Total stockholders' equity                        565,196      597,384          7,783       (605,167)        565,196
                                               ----------     --------       --------      ---------      ----------
Total liabilities and stockholders' equity     $1,180,064     $904,961       $101,586      $(894,260)     $1,292,351
                                               ==========     ========       ========      =========      ==========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED MARCH 31, 2005
                                            --------------------------------------------------------------------
                                                         GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                             PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                            --------   ------------   ------------   ------------   ------------
                                                                       (IN THOUSANDS)

REVENUES:
   Aerospace & Defense                      $     --     $267,579       $    --        $ (7,109)      $260,470
   Products                                       --       57,185        11,373              --         68,558
   Mobile Security                                --       12,204        23,903            (170)        35,937
                                            --------     --------       -------        --------       --------
   Total revenues                                 --      336,968        35,276          (7,279)       364,965
                                            --------     --------       -------        --------       --------
COSTS AND EXPENSES:
   Cost of revenues                               --      253,462        27,472          (7,279)       273,655
   Operating expenses                          7,473       22,954         3,389              --         33,816
   Amortization                                   --        2,038            --              --          2,038
   Integration and other charges                 147          653            --              --            800
   Related party management fees (income)         16          (17)            1              --             --
                                            --------     --------       -------        --------       --------
OPERATING (LOSS) INCOME:                      (7,636)      57,878         4,414              --         54,656
   Interest expense (income), net              2,193          (49)          101              --          2,245
   Other expense (income), net                 1,122          (16)           17              --          1,123
   Equity in earnings of subsidiaries        (39,838)      (1,769)           --          41,607             --
                                            --------     --------       -------        --------       --------
INCOME BEFORE (BENEFIT) PROVISION FOR
   INCOME TAXES                               28,887       59,712         4,296         (41,607)        51,288

(BENEFIT) PROVISION FOR INCOME TAXES          (2,142)      20,738         1,663              --         20,259
                                            --------     --------       -------        --------       --------
NET INCOME                                  $ 31,029     $ 38,974       $ 2,633        $(41,607)      $ 31,029
                                            ========     ========       =======        ========       ========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS ENDED MARCH 31, 2004
                                                 --------------------------------------------------------------------
                                                              GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                                  PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                 --------   ------------   ------------   ------------   ------------
                                                                            (IN THOUSANDS)

REVENUES:
   Aerospace & Defense                           $     --     $ 81,008        $    --       $     --       $ 81,008
   Products                                            --       44,249          9,591             --         53,840
   Mobile Security                                     --        5,367         21,932           (519)        26,780
                                                 --------     --------        -------       --------       --------
   Total revenues                                      --      130,624         31,523           (519)       161,628
                                                 --------     --------        -------       --------       --------
COSTS AND EXPENSES:
   Cost of revenues                                    --       88,350         26,237           (519)       114,068
   Operating expenses                               3,502       16,387          3,362             --         23,251
   Amortization                                        --          977              3             --            980
   Integration and other non-recurring charges         90          591             --             --            681
   Related party management fees (income)              16          (17)             1             --             --
                                                 --------     --------        -------       --------       --------
OPERATING (LOSS) INCOME                            (3,608)      24,336          1,920             --         22,648
   Interest expense, net                            1,656           32             40             --          1,728
   Other expense, net                                  50           16             49             --            115
   Equity in (earnings) losses of
      subsidiaries                                (16,321)         182             --         16,139             --
                                                 --------     --------        -------       --------       --------
INCOME FROM CONTINUING OPERATIONS BEFORE
   (BENEFIT) PROVISION FOR INCOME TAXES            11,007       24,106          1,831        (16,139)        20,805

(BENEFIT) PROVISION FOR INCOME TAXES               (1,483)       9,009            651             --          8,177
                                                 --------     --------        -------       --------       --------
INCOME FROM CONTINUING OPERATIONS                  12,490       15,097          1,180        (16,139)        12,628

DISCONTINUED OPERATIONS:
   Loss from discontinued operations                   --         (138)            --             --           (138)
                                                 --------     --------        -------       --------       --------
NET INCOME                                       $ 12,490     $ 14,959        $ 1,180       $(16,139)      $ 12,490
                                                 ========     ========        =======       ========       ========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

                                                                              THREE MONTHS ENDED MARCH 31, 2005
                                                            ---------------------------------------------------------------------
                                                                         GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                                              PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                            ---------   ------------   ------------   ------------   ------------
                                                                                        (IN THOUSANDS)

CASH FLOW FROM OPERATING ACTIVITIES:
   Income from continuing operations                        $  31,029     $ 38,974       $ 2,633        $(41,607)     $  31,029
   Adjustments to reconcile income from continuing
      operations to cash provided by (used in)
      operating activities:
      Depreciation and amortization                               702        3,813           688              --          5,203
      Loss on disposal of fixed assets                             --           26             4              --             30
      Deferred income taxes                                       769        1,706           141              --          2,616
      Fair value adjustment for put options                     1,121           --            --              --          1,121
   Changes in operating assets & liabilities,
      net of acquisitions:
      (Increase) in accounts receivable                            --      (13,539)         (783)             --        (14,322)
      Decrease (increase) in intercompany
         receivables & payables                                28,249      (30,018)        1,769              --             --
      (Increase) in inventory                                      --       (6,480)       (1,362)             --         (7,842)
      (Increase) decrease in prepaid
         expenses & other assets                               (1,407)         621          (788)             --         (1,574)
      Increase (decrease) in accounts payable, accrued
         expenses and other current liabilities                 1,127        2,510        (1,159)             --          2,478
      Increase (decrease) in income taxes payable               1,170          417          (845)             --            742
                                                            ---------     --------       -------        --------      ---------
   Net cash provided by (used in) operating activities         62,760       (1,970)          298         (41,607)        19,481
                                                            ---------     --------       -------        --------      ---------
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                            (602)      (2,185)         (436)             --         (3,223)
   Purchase of patents and trademarks                              --          (34)           --              --            (34)
   Purchases of short-term investment securities             (469,800)          --            --              --       (469,800)
   Proceeds from sales of short-term
      investment securities                                    77,825           --            --              --         77,825
   Sale of put options                                          1,687           --            --              --          1,687
   Investment in subsidiaries                                 (39,838)      (1,769)           --          41,607             --
   Additional consideration for purchased businesses             (227)        (854)           --              --         (1,081)
   Purchase of businesses net of cash acquired                 (1,362)          --            --              --         (1,362)
                                                            ---------     --------       -------        --------      ---------
   Net cash (used in) investing activities                   (432,317)      (4,842)         (436)         41,607       (395,988)
                                                            ---------     --------       -------        --------      ---------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                      3,903           --            --              --          3,903
   Repayments of long-term debt                                    --         (152)          (38)             --           (190)
   Borrowings under lines of credit                             5,485           --         2,840              --          8,325
   Repayments under lines of credit                            (5,485)          --        (1,020)             --         (6,505)
                                                            ---------     --------       -------        --------      ---------
   Net cash provided by (used in) financing activities          3,903         (152)        1,782              --          5,533
                                                            ---------     --------       -------        --------      ---------
   Effect of exchange rate on cash and cash equivalents            --           --        (1,099)             --         (1,099)
                                                            ---------     --------       -------        --------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (365,654)      (6,964)          545              --       (372,073)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                388,727       21,173        11,309              --        421,209
                                                            ---------     --------       -------        --------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  23,073     $ 14,209       $11,854        $     --      $  49,136
                                                            =========     ========       =======        ========      =========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

                                                                              THREE MONTHS ENDED MARCH 31, 2005
                                                            ---------------------------------------------------------------------
                                                                         GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                                              PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                            ---------   ------------   ------------   ------------   ------------
                                                                                        (IN THOUSANDS)

CASH FLOW FROM OPERATING ACTIVITIES:
   Income from continuing operations                        $  12,490     $ 15,097       $ 1,180        $(16,139)      $ 12,628
   Adjustments to reconcile income from continuing
      operations to cash provided by
         operating activities
      Depreciation and amortization                               348        2,275           791              --          3,414
      Loss on disposal of fixed assets                             --           --             6              --              6
      Deferred income taxes                                       104         (521)          (21)             --           (438)
   Changes in operating assets & liabilities,
      net of acquisitions:
      (Increase) decrease in accounts receivable                  212      (15,996)       (1,389)             --        (17,173)
      Decrease (increase) in intercompany
         receivables & payables                                46,016      (46,396)          380              --             --
      Increase in inventory                                        --      (11,917)         (315)             --        (12,232)
      (Increase) decrease in prepaid expenses & other
         assets                                                (3,611)      (1,814)          203              --         (5,222)
      Increase in accounts payable, accrued expenses
         and other current liabilities                         (5,663)      17,859           199              --         12,395
      (Decrease) increase in income taxes payable               8,651       (1,607)          177              --          7,221
                                                            ---------     --------       -------        --------       --------
      Net cash provided by (used in) operating activities      58,547      (43,020)        1,211         (16,139)           599
                                                            ---------     --------       -------        --------       --------
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                            (254)      (3,246)         (314)             --         (3,814)
   Purchase of patents and trademarks                              --          (49)           --              --            (49)
   Purchases of short-term investment securities              (25,075)          --            --              --        (25,075)
   Proceeds from sales of short-term investment
      securities                                               16,175           --            --              --         16,175
   Purchase of equity investment                                   --       (1,374)           --              --         (1,374)
   Collection of note receivable                                   --          375            --              --            375
   Decrease in restricted cash                                  2,600           --            --              --          2,600
   Investment in subsidiaries                                 (98,115)      81,976            --          16,139             --
   Additional consideration for purchased businesses               --      (32,967)           --              --        (32,967)
   Purchase of businesses, net of cash acquired                    --       (2,729)           --              --         (2,729)
                                                            ---------     --------       -------        --------       --------
   Net cash used in (provided by) investing activities       (104,669)      41,986          (314)         16,139        (46,858)
                                                            ---------     --------       -------        --------       --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                      4,488           --            --              --          4,488
   Repayments of long-term debt                                    --       (2,728)          (34)             --         (2,762)
   Borrowings under lines of credit                             5,303           --           146              --          5,449
   Repayments under lines of credit                            (5,303)          --           (24)             --         (5,327)
                                                            ---------     --------       -------        --------       --------
   Net cash provided by (used in) financing activities          4,488       (2,728)           88              --          1,848
                                                            ---------     --------       -------        --------       --------
   Effect of exchange rate on cash and cash equivalents            --         (359)          493              --            134
   Net cash used in discontinued operations                        --         (638)           --              --           (638)
                                                            ---------     --------       -------        --------       --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (41,634)      (4,759)        1,478              --        (44,915)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 90,764       11,084        10,002              --        111,850
                                                            ---------     --------       -------        --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  49,130     $  6,325       $11,480        $     --       $ 66,935
                                                            =========     ========       =======        ========       ========

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 14 - PUT OPTION TRANSACTIONS

     We account for put option transactions in accordance with Statement of
Financial Accounting Standards No. 150, "Accounting for Certain Financial
Instruments with Characteristics of both Liabilities and Equity," ("SFAS 150").
SFAS 150 requires put options to be measured at fair value and recognized on the balance sheet as liabilities.

     During the first quarter ended March 31, 2005, we sold put options in various private transactions covering 2,000,000 shares (5.8% of outstanding shares at March 31, 2005) at a weighted average strike price of $36.25 per share, all of which expire prior to December 31, 2005. If the purchasers exercise the put options, we will be required to repurchase our shares or enter into alternative cash settlement arrangements at the negotiated strike price. As of March 31, 2005, based on the existing put option strike prices, it would cost us $72.5 million ($74.2 million fair value), if we were required to repurchase our shares under these put options. If all 2,000,000 put options are exercised, we would have 5.3 million shares remaining under our repurchase programs.

     The fair values of the put options are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the put options, taking into account the consideration we received for the sale of the put options. As our stock price fluctuates the value of these contracts also fluctuates. As of March 31, 2005, we incurred a fair value loss of $1.1 million recorded in other expense, net.

     Under the terms of our put options, if our stock price were to fall to 50%
of the strike price we could be required to settle the contracts prior to the expiration of the contracts. We have the ability to terminate the contracts prior to expiration by paying an early unwind amount to the counterparty. This amount is equal to the current market value of the option contract provided by the counterparty at the time of unwind.

NOTE 15 - INTEREST EXPENSE, NET

     Interest expense, net is comprised of the following:

                               THREE MONTHS ENDED
                        -------------------------------
                        MARCH 31, 2005   MARCH 31, 2004
                        --------------   --------------
                                 (IN THOUSANDS)
Interest expense           $ 4,858           $2,067
Interest income             (2,613)            (339)
                           -------           ------
Interest expense, net      $ 2,245           $1,728
                           =======           ======

NOTE 16 - SUBSEQUENT EVENT

     In April 2005, we sold an additional 500,000 put options with terms similar to those mentioned in Note 14, including a strike price of $35.00 and an expiration date prior to December 31, 2005.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

     The following is a discussion of the results of operations and analysis of financial condition for the three months ended March 31, 2005. The results of operations for purchase business combinations are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in our
Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES (INCLUDING RECENT ACCOUNTING PRONOUNCEMENTS):

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

     We record revenue of the Aerospace & Defense Group and Mobile Security
Division when a vehicle is shipped, except for larger commercial contracts typically longer than four months in length. Revenue from large commercial contracts is recognized on the percentage of completion, units-of-work performed method. Should large commercial contracts be in a loss position, the entire estimated loss would be recognized for the balance of the contract at such time.
Current contracts are profitable.

     We record service revenue as services are provided on a contract-by-
contract basis. Revenues from service contracts are recognized over the term of the contract.

     Allowance for Doubtful Accounts. We encounter risks associated with sales and the collection of the associated accounts receivable. As such, we review our accounts receivable aging on a monthly basis and determine a provision for accounts receivable that is considered to be uncollectible. In order to calculate the appropriate monthly provision, we review accounts on a monthly basis and estimate the amount that is uncollectible.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

     Periodically, we compare the identified credit risks with the allowance that has been established using historical experience and adjust the allowance accordingly.

     Derivative Instruments and Hedging Activities. We account for derivative instruments and hedging activities in accordance with Statement of Financial
Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedge
Activities" ("SFAS 133") as amended. All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which we hedge changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. We adopted SFAS 133 in the first quarter of 2001. However, we had no derivatives to be measured at the time of adoption. Put options are marked to market at the end of each period.

     Changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, the other assets on the Condensed Consolidated
Balance Sheet as of March 31, 2005, decreased by $4.1 million, which reflected a decrease in the fair value of the interest rate swap agreements to $1.9 million.
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
Goodwill and other intangible assets are stated on the basis of cost. The $210.7 million in goodwill resulting from acquisitions made by us subsequent to June
30, 2001 was immediately subjected to the non-amortization provisions of
Statement of Financial Accounting Standards No. 142, "Goodwill and Other
Intangible Assets" ("SFAS 142"). See also Impairment below. The purchase method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value based test prescribed by SFAS 142. We performed our annual assessment of goodwill and determined that no impairment existed as of June 30, 2004.

     Patents, licenses and trademarks. Patents, licenses and trademarks were primarily acquired through acquisitions accounted for by the purchase method of accounting. Such assets are amortized on a straight-line basis over their useful lives. Certain of these assets with indefinite lives are not amortized.

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
109"). Under the asset and liability method specified there under, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are offset by deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and deductible temporary differences.

     Impairment. Long-lived assets including certain identifiable intangibles, and the goodwill related to those assets, are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets. The method used to determine the existence of an impairment would be discounted operating cash flows estimated over the remaining useful lives of the related long-lived assets for continuing operations in accordance with SFAS 142.
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
Income" ("SFAS 130"), assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment, net of tax, which represents the effect of translating assets and liabilities of our foreign operations is $4.8 and $6.8 million as of March 31, 2005 and December 31, 2004, respectively, and is classified as accumulated other comprehensive loss. The current year change in the accumulated amount, net of tax, is included as a component of comprehensive income.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

     Stock options and grants. Statement of Financial Accounting Standard No.
123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by
Statement of Financial Accounting Standard Number 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure," ("SFAS 148") establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees" ("APB 25"). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for our employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. If compensation cost for stock option grants had been determined based on the fair value on the grant dates for the three month periods ended March 31, 2005 and
2004 consistent with the method prescribed by SFAS 123, our net earnings and earnings per share would have been adjusted to the pro forma amounts indicated
below:

                                                                        THREE MONTHS ENDED
                                                                 -------------------------------
                                                                 MARCH 31, 2005   MARCH 31, 2004
                                                                 --------------   --------------
                                                           (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

Net income as reported                                              $ 31,029         $12,490

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                           (33,545)         (1,247)

Add: Employee compensation expense for modification of
stock option awards included in reported net income, net
of income taxes                                                          118              --
                                                                    --------         -------
Pro forma net (loss) income                                         $ (2,398)        $11,243
                                                                    ========         =======
Earnings (loss) per share:
   Basic - as reported                                              $   0.90         $  0.44
                                                                    ========         =======
   Basic - pro forma                                                $  (0.07)        $  0.39
                                                                    ========         =======
   Diluted - as reported                                            $   0.87         $  0.42
                                                                    ========         =======
   Diluted - pro forma                                              $  (0.07)        $  0.38
                                                                    ========         =======

     $15.3 million of the stock-based employee compensation expense for the three months ended March 31, 2005 is related to accelerated vesting of certain existing stock options and $17.6 million is related to certain stock options issued in the three months ended March 31, 2005.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

RECENT ACCOUNTING PRONOUNCEMENTS:

     On December 16, 2004, the Financial Accounting Standards Board ("FASB")
issued FASB Statement No. 123, "Share Based Payment (revised 2004)" (FAS 123R).
FAS 123R revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123R supersedes APB 25, and amends FASB Statement No.
95, "Statement of Cash Flows." On April 14, 2005, The Securities and Exchange
Commission announced the amendment of the adoption compliance date of FAS 123R from the first interim period to the first annual period after June 15, 2005. We will be required to apply the expense recognition provisions of FAS 123R beginning in the first quarter of 2006.

     On March 31, 2005, we announced that we accelerated the vesting of certain unvested stock options previously awarded to employees, officers and directors of the Company under various stock option plans effective March 25, 2005, subject to such employees, officers and directors entering into lock-up, confidentiality and non-competition agreements. As a result of this action, options to purchase approximately 1.6 million shares of our common stock that would otherwise have vested over the next one to five years became fully vested.
Outstanding unvested options that were not accelerated will continue to vest on their normal schedule.

     The decision to accelerate the vesting of these options, which we believe to be in the best interest of our stockholders, was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following our application of FAS 123R. Because we accelerated these options, we expect to reduce our non-cash compensation expense related to these options by approximately $12.3 million (pre-tax) between the first quarter of 2006 and
2009, based on estimated value calculations using the Black-Scholes methodology.

     In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. In December 2004, the FASB issued Staff Position No. 109-1 ("FSP
109-1"), Application of FASB Statement No. 109, Accounting for Income Taxes, to
the Tax Deduction on Qualified Production Activities Provided by the American
Jobs Creation Act of 2004 and Staff Position No. 109-2 ("FSP 109"), Accounting
and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-1 clarifies that the manufacturer's tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. Currently, uncertainty remains as to how to interpret numerous provisions of the AJCA. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We expect to be in a position to make a decision on implementation, if any, later in 2005.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004.

     Net income. Net income increased $18.5 million, or 148.4%, to $31.0 million for the three months ended March 31, 2005, compared to $12.5 million for the three months ended March 31, 2004. Net income for the three months ended March
31, 2004, includes income from continuing operations of $12.6 million and a loss from discontinued operations of $138,000.

CONTINUING OPERATIONS

     Total revenues. Total revenues increased $203.3 million, or 125.8%, to
$365.0 million in the three months ended March 31, 2005, compared to $161.6 million in the three months ended March 31, 2004. For the three months ended
March 31, 2005, total revenue increased 96.1% internally, including year over year changes in acquired businesses.

     Aerospace & Defense Group revenues. Aerospace & Defense Group revenues increased $179.5 million, or 221.5%, to $260.5 million in the three months ended
March 31, 2005, compared to $81.0 million in the three months ended March 31,
2004. For the three months ended March 31, 2005, Aerospace & Defense Group revenue increased 177.4% internally, including year-over-year changes in acquired businesses. Internal growth was primarily due to increased demand for the Up-Armored HMMWV, supplemental armor for other military vehicles, and small arms protective inserts (SAPI) plates, while acquired growth was a function of the acquisition of Specialty Defense in November, 2004.

     Products Division revenues. Products Division revenues increased $14.7 million, or 27.3%, to $68.6 million in the three months ended March 31, 2005, compared to $53.8 million in the three months ended March 31, 2004. For the three months ended March 31, 2005, Products Division revenue increased 4.7%
internally, including year-over-year changes in acquired businesses. Internal growth was primarily due to strong sales of international body armor, strong domestic and international sales within duty gear and strong less lethal sales.
Acquired growth was a function of the acquisitions of Bianchi International, which was completed during the fourth quarter 2004; Kleen Bore, Inc., which was completed during the third quarter of 2004; and ODV, Incorporated which was completed during the first quarter 2004.

     Mobile Security revenues. Mobile Security Division revenues increased $9.2 million, or 34.2%, to $35.9 million in the three months ended March 31, 2005, compared to $26.8 million in the three months ended March 31, 2004, primarily due to the increasing threat of terrorism. All of Mobile Security Division's
34.2% revenue growth was internal.

     Cost of revenues. Cost of revenues increased $159.6 million, or 139.9%, to
$273.7 million for the three months ended March 31, 2005, compared to $114.1 million for the three months ended March 31, 2004. As a percentage of total revenues, cost of revenues increased to 75.0% of total revenues for the three months ended March 31, 2005, from 70.6% for the three months ended March 31,
2004.

     Gross margins in the Aerospace & Defense Group were 22.1% for the three months ended March 31, 2005, compared to 32.1% for the three months ended March
31, 2004, primarily due to reduced

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

selling prices for the Up-Armored HMMWV, and significant changes in our product mix as we have diversified beyond Up-Armored HMMWVs.

     Gross margins in the Products Division were 35.7% for the three months ended March 31, 2005, compared to 31.5% for the three months ended March 31,
2004. The increase was primarily due to improved product mix, improved body armor margins and the impact of inventory reserves established in 2004.

     Gross margins in the Mobile Security Division were 25.6% in the three months ended March 31, 2005, compared to 17.3% for the three months ended Mach
31, 2004. The margin improvement was primarily due to improved fixed cost absorption associated with increased manufacturing volumes, and a richer sales mix of high-end, higher margin vehicles.

     Operating expenses. Operating expenses increased $10.6 million, or 45.4%, to $33.8 million (9.3% of total revenues) for the three months ended March 31,
2005, compared to $23.3 million (14.4% of total revenues) for the three months ended March 31, 2004. The decrease as a percentage of revenues was largely a function of our ability to achieve scale as revenues have increased, and the fourth quarter 2004 acquisition of Specialty Defense, which operates with lower operating expenses as a percentage of revenues than the Products Division and the Mobile Security Division.

     Aerospace & Defense Group operating expenses increased $3.3 million, or
61.9%, to $8.5 million (3.3% of Aerospace & Defense Group revenues) for the three months ended March 31, 2005, compared to $5.3 million (6.5% of Aerospace &
Defense Group revenues) for the three months ended March 31, 2004. The increase in operating expenses is due primarily to additional operating expenses associated with the acquisition of Specialty Defense in November 2004, increased research and development expense, and increase in administrative expenses as a result of increased production of the Up-Armored HMMWV and supplemental armor for other military vehicles. The decrease in operating expense as a percentage of revenue was due to leveraging of the operating expenses over a much larger revenue base.

     Products Division operating expenses increased $3.4 million, or 31.3%, to
$14.4 million (20.9% of Products Division revenues) for the three months ended
March 31, 2005, compared to $10.9 million (20.3% of Products Division revenues)
for the three months ended March 31, 2004. This increase is due primarily to acquisitions, higher sales and marketing expenses as related to increased sales volumes, increased research and development expenses and management severance expenses.

     Mobile Security Division operating expenses were flat at $3.6 million
(10.0% of Mobile Security Division revenues) for the three months ended March
31, 2005, compared to $3.6 million (13.3% of Mobile Security Division revenues)
for the three months ended March 31, 2004. The decrease in operating expenses as a percentage of revenues was due to the leveraging of the operating expenses over a much larger revenue base.

     Corporate operating expenses increased $3.8 million, or 109.7%, to $7.3 million (2.0% of total revenues) for the three months ended March 31, 2005, compared to $3.5 million (2.2% of total revenues) for the three months ended
March 31, 2004. This increase in administrative expenses is associated with the overall growth of the Company, including increased travel expenses, bonus provision and insurance expenses.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

     Amortization. Amortization expense increased $1.1 million, or 108.0% to
$2.0 for the three months ended March 31, 2005, compared to $980,000 for the three months ended March 31, 2004, primarily due to the acquisitions of
Specialty Defense in November, 2004 and Bianchi in December, 2004. SFAS 142,
which we adopted on January 1, 2002, eliminated amortization of intangible assets with indefinite lives and goodwill for all acquisitions completed after
July 1, 2001, as well as for all fiscal years ending after January 1, 2002.
Remaining amortization expense is related to patents and trademarks with finite lives, and acquired amortizable intangible assets that meet the criteria for recognition as an asset apart from goodwill under SFAS 141.

     Integration and other charges. Integration and other charges increased
$119,000, or 17.5%, to $800,000 for the three months ended March 31, 2005, compared to $681,000 for the three months ended March 31, 2004. Included in integration and other charges in the first quarter of 2005 were charges for the integration of Specialty Defense and Bianchi, which were acquired in the fourth quarter of 2004. Included in integration and other charges in the first quarter of 2004 were charges for Simula and Hatch Imports, which were acquired in the fourth quarter of 2003.

     Operating income. Operating income increased $32.0 million, or 141.3%, to
$54.7 million for the three months ended March 31, 2005, compared to $22.6 million in the three months ended March 31, 2004, due to the factors discussed above.

     Interest expense, net. Interest expense, net increased $0.5 million, or
29.9%, to $2.2 million for the three months ended March 31, 2005, compared to
$1.7 million for the three months ended March 31, 2004. This increase was due primarily to an increase in six-month LIBOR interest rate and interest expense related to the issuance of the 2% Convertible Notes in the fourth quarter of
2004. This was partially offset by additional interest income generated from our
June 2004 equity offering proceeds and our 2% Convertible Notes proceeds. On
September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate on the 8.25% Notes for a variable rate of six-month LIBOR (3.40% at March 31, 2005 and 1.16% at March 31, 2004),
set in arrears, plus a spread of 2.735% to 2.75%.

     Other expense, net. Other expense, net, was $1.1 million for the three months ended March 31, 2005, and relates primarily to the fair value loss on recently sold put options in various private transactions covering 2,000,000 shares. Other expense, net, of $115,000 for the three months ended March 31,
2004, relates primarily to the loss on disposal of fixed assets and losses related to foreign currency fluctuations.

     Income from continuing operations before provision for income taxes. Income from continuing operations before provision for income taxes increased $30.5 million, or 146.5%, to $51.3 million for the three months ended March 31, 2005, compared to $20.8 million for the three months ended March 31, 2004, due to the reasons discussed above.

     Provision for income taxes. Provision for income taxes was $20.3 million for the three months ended March 31, 2005, compared to $8.2 million for the three months ended March 31, 2004. The effective tax rate was 39.5% for the three months ended March 31, 2005, compared to 39.3% for the three months ended
March 31, 2004. The increased tax rate relates primarily to the non-deductibility of the fair value loss on put options and certain executive compensation expenses.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

     Income from continuing operations. Income from continuing operations increased $18.4 million, or 145.7%, to $31.0 million for the three months ended
March 31, 2005, compared to $12.6 million for the three months ended March 31,
2004, due to the factors discussed above.

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

     We had no discontinued operations in the three months ended March 31, 2005.
Please see Note 2, Discontinued Operations, in Part I, Item 1 for a summary of the operating results of the discontinued operations for three months ended
March 31, 2004.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

     In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time depending upon market conditions and other factors, of up to an additional 4.4 million shares. On
March 25, 2005, our Board of Directors increased our existing stock repurchase program to enable us to repurchase, from time to time depending upon market conditions and other factors, up to an additional 3.5 million shares of its outstanding common stock. Through April 27, 2005, we repurchased 3.8 million shares of our common stock under the stock repurchase program at an average price of $12.49 per share, leaving us with the ability to repurchase up to an additional 7.3 million shares of our common stock. Repurchases may be made in the open market, in privately negotiated transactions utilizing various hedging mechanisms including, among others, the sale to third parties of put options our common stock, or otherwise. At March 31, 2005, we had 34.3 million shares of common stock outstanding.

     As of April 27, 2005, we have sold put options in various private transactions covering 2,500,000 shares (7.3% of outstanding shares at April 27,
2005) at a weighted average strike price of $36.00 per share, all of which expire prior to December 31, 2005. If the purchasers exercise the put options, we will be required to repurchase our shares or enter into alternative cash settlement arrangements at the negotiated strike price. If all of these put options are exercised, we would have 4.8 million shares remaining under our repurchase programs.

     We expect to continue our policy of repurchasing our common stock from time to time, subject to the restrictions contained in our Credit Facility, the indenture governing the 8.25% Notes and the indenture governing the 2%
Convertible Notes. Our Credit Facility permits us to repurchase shares of our common stock with no limitation if our ratio of Consolidated Senior Indebtedness to Consolidated EBITDA (as such terms are defined in the Credit Facility) for any rolling twelve-month period is less than 1.00 to 1. When such ratio is greater than 1.00 to 1, our Credit Facility limits our ability to repurchase shares at $15.0 million. This basket resets to $0 each time the ratio is less than 1.00 to 1. As of March 31, 2005, such ratio was 0.06 to 1. Our indentures governing the 8.25% Notes and the 2% Convertible Notes also permit us to repurchase shares of our common stock, subject to certain limitations, as long as we satisfy the conditions to such repurchase contained therein.

     On October 29, 2004, we completed the placement of $300 million aggregate principal amount of the 2.00% Senior Subordinated Convertible Notes due November
1, 2024 (the "2% Convertible Notes"). On November 5, 2004, Goldman, Sachs & Co.
exercised its option to purchase an additional $45 million principal amount of the 2% Convertible Notes. The 2% Convertible Notes provide the holders with a seven year put option and are guaranteed by most of our domestic subsidiaries on a senior subordinated basis (see Note 13). The 2% Convertible Notes were initially rated B1/B+ by Moody's Investors' Service and Standard & Poor's Rating
Services, respectively. The 2% Convertible Notes will bear interest at a rate of
2.00% per year, payable on November 1 and May 1 of each year beginning on May 1,
2005 and ending on November 1, 2011. The 2% Convertible Notes will be subject to accretion of the principal amount beginning on November 1, 2011, at a rate that provides holders with an aggregate annual yield to maturity of 2.00%, as defined in the agreement. The 2% Convertible Notes will bear contingent interest during any six-month period beginning November 1, 2011, of 15 basis points paid in cash if the average trading price of the notes is above certain levels. The 2%
Convertible Notes will be convertible, at the bond holder's option at any time, initially at a conversion rate of

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

     On September 2, 2003, we entered into interest rate swap agreements, which have been designated as fair value hedges as defined under SFAS 133 with a notional amount totaling $150 million. The agreements were entered into to exchange the fixed interest rate on our 8.25% Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to
2.75% fixed semi-annually on the fifteenth day of February and August. The agreements are subject to other terms and conditions common to transactions of this type. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, other assets on the Consolidated Balance Sheet decreased by $4.1 million to $1.9 million at
March 31, 2005, from $6.0 million at December 31, 2004, which reflected a decrease in the fair value of the interest rate swap agreements. The corresponding decrease in the hedge liability was recorded in long-term debt.
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

     On August 12, 2003, in concert with our 8.25% Note offering, we entered into a new secured revolving credit facility (the "Credit Facility") with Bank of America, N.A., Wachovia Bank, National Association and a syndicate of other financial institutions arranged by Bank of America Securities, LLC. The Credit
Facility consists of a five-year revolving credit facility, and, among other things, provides for (i) total maximum borrowings of $60 million, (ii) a $25 million sub-limit for the issuances of standby and commercial letters of credit,
(iii) a $5 million sub-limit for swing-line loans, and (iv) a $5 million sub-limit for multi-currency borrowings. All borrowings under the Credit
Facility will bear interest at either (i) a rate equal to LIBOR, plus an applicable margin ranging from 1.125% to 1.625%, (ii) an alternate base rate which will be the higher of (a) the Bank of America prime rate and (b) the
Federal Funds rate plus 0.50%, or (iii) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125%
to 1.625%, depending on certain conditions. The Credit Facility is guaranteed by certain of our direct and indirect domestic subsidiaries and is collateralized by, among other things, (i) a pledge of all of the issued and outstanding shares of stock or other equity interests of certain of our domestic subsidiaries, (ii)
a pledge of 65% of the issued and outstanding voting shares of stock or other voting equity interests of certain of our direct and indirect foreign subsidiaries, (iii) a pledge of 100% of the issued and outstanding nonvoting shares of stock or other nonvoting equity interests of certain of our direct and indirect foreign subsidiaries, and (iv) a first priority perfected security interest on certain of our domestic assets and certain domestic assets of certain of our direct and indirect subsidiaries that will become guarantors of our obligations under the Credit Facility, including, among other things, accounts receivable, inventory, machinery, equipment, certain contract rights, intellectual property rights and general intangibles. On January 9, 2004, we amended our Credit Facility to broaden our ability to make additional open-market purchases of publicly-traded securities subject to certain limitations. On March 29, 2004, we amended our Credit Facility to allow us to pay dividends subject to certain limitations. On October 19, 2004, we amended our Credit Facility to allow us to subtract cash equivalents from total indebtedness in calculation of our compliance covenants. On April 14, 2005, we amended our credit agreement to amend the definition of cash equivalents to include auction rate securities held by our existing bank group.

     As of March 31, 2005, we were in compliance with all of our negative and affirmative covenants contained in the Credit Facility and the indentures governing the 8.25% Notes and the 2% Convertible Notes.

     Working capital was $328.5 million and $289.6 million as of March 31, 2005, and December 31, 2004, respectively. The increase in working capital is largely a function of increases in accounts receivable of $14.3 million and inventory of
$7.8 million to support the growth in revenues from demand for the Up-Armored
HMMWV, supplemental armor for other military vehicles, and SAPI plates.

     Our fiscal 2005 capital expenditures are expected to be $16.7 million, of which we have spent $3.2 million through the three months ended March 31, 2005.
Such expenditures included additional manufacturing, office space, manufacturing machinery and equipment, leasehold improvements, information technology and communications infrastructure equipment.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a result of our global operating and financial activities, we are exposed to changes in raw material prices, interest rates, foreign currency exchange rates and our stock price, which may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in raw material prices, interest rates, and foreign currency exchange rates through our regular operating and financing activities. We have entered into interest rate swap agreements to reduce our overall interest expense.

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

     On September 2, 2003, we entered into interest rate swap agreements in which we effectively exchanged the $150 million fixed rate 8.25% interest on the senior subordinated notes for variable rates in the notional amount of $80 million, $50 million, and $20 million at six-month LIBOR, set in arrears, plus
2.75%, 2.75%, and 2.735%, respectively. The agreements involve receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The variable interest rates are fixed semi-annually on the fifteenth day of February and August each year through maturity. The six-month LIBOR rate was 3.33% on
April 18, 2005. The maturity dates of the interest rate swap agreements match those of the underlying debt. Our objective for entering into these interest rate swaps was to reduce our exposure to changes in the fair value of senior subordinated notes and to obtain variable rate financing at an attractive cost.
Changes in the six-month LIBOR would affect our earnings either positively or negatively. An assumed 100 basis point increase in the six-month LIBOR would increase our interest obligations under the interest rate swaps by approximately
$375,000 for a three month period.

     In accordance with SFAS 133, we designated the interest rate swap agreements as perfectly effective fair value hedges and, accordingly, use the short-cut method of evaluating effectiveness. As permitted by the short-cut method, the change in fair value of the interest rate swaps will be reflected in earnings and an equivalent amount will be reflected as a change in the carrying value of the swaps, with an offset to earnings. There is no ineffectiveness to be recorded. On March 31, 2005, we recorded the fair value of the interest rate swap agreements of $1.9 million and recorded the corresponding fair value

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

     Stock Price Risk. The fair values of the put options are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the put options, taking into account the consideration we received for the sale of the put options. As our stock price fluctuates the value of these contracts also fluctuates. As of March 31, 2005, we incurred a fair value loss of $1.1 million recorded in other expense, net.

     Our exposure to our stock price risk is a result of the 2.5 million put option contracts we have entered into. Under the terms of our put options, if our stock price were to fall to 50% of the strike price we could be required to settle the contracts prior to the expiration of the contracts. We have the ability to terminate the contracts prior to expiration by paying an early unwind amount to the counterparty. This amount is equal to the current market value of the option contract provided by the counterparty at the time of unwind.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

     Our management, including Warren B. Kanders, Chairman and Chief Executive
Officer, and Glenn J. Heiar, Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures, which are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, were effective.

     Our management, including our Chairman and Chief Executive Officer and
Chief Financial Officer, has also evaluated our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fiscal quarter covered by this quarterly report.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     On January 16, 1998, our Services Division ceased operations in Angola and subsequently became involved in various disputes with SHRM S.A. ("SHRM"), its minority joint venture partner, relating to the Angolan joint venture known as
Defense System International Africa ("DSIA"). Since March 1998, we have been and continue to be involved in various legal proceedings before French courts with
SHRM, which is part of the Compass Group, regarding damages from the circumstances under which DSIA had to cease doing business in Angola due to the decree of the Angolan government expelling the employees of our Services
Division from Angola.

Kroll, Inc. Matters

     O'Gara-Hess & Eisenhardt Armoring de Brasil Ltda. ("OHE Brazil") was
assessed 41.1 Million Reals (US $15.4 million based on the exchange rate as of
March 31, 2005) by the Brazilian tax authorities. OHE Brazil has appealed the tax assessments and the cases are pending. To the extent that there may be any liability resulting from such assessments, we believe that we are entitled to indemnification from Kroll, Inc. for up to $7.7 million under the terms of our purchase agreement dated April 20, 2001, because the events in question with respect to up to $7.7 million of such assessments occurred prior to our purchase of the O'Gara Companies from Kroll, Inc.

     In 1999 and prior to our acquisition of OHEAC in 2001, several of the former employees of Kroll O'Gara Company de Mexico, S.A. de C.V. ("O'Gara
Mexico"), a subsidiary of OHEAC, commenced labor claims against O'Gara Mexico seeking damages for unjustified termination. In late 2004, the principal labor claim was settled by the Company for approximately $1.9 million and two of the other claims were settled for approximately $52,000. We believe that we are entitled to indemnification from Kroll, Inc. with respect to these settlement payments and the remaining claims.

     In December 2001, O'Gara-Hess & Eisenhardt France S.A., which was acquired from Kroll, Inc. ("OHE France"), sold its industrial bodywork business operated under the name Labbe/Division de O'Gara Hess & Eisenhardt France/ Carrosserie
Industriells ("Carrosserie") to SNC Labbe. Subsequent to the sale, the Labbe
Family Trust ("LFT"), owner of the leasehold interest upon which the Carrosserie business is operated, sued OHE France and SNC Labbe claiming that the transfer of the leasehold was not valid because LFT had not given its consent to the transfer as allegedly required under the terms of the lease. In addition, LFT is seeking to have OHE France, as the sole tenant, maintain and repair the leased building with an estimated cost of between US $4.0 and US $7.9 million, based on the exchange rate as of March 31, 2005. The case is currently pending, and while we are contesting the allegations vigorously, we are unable to predict the outcome of this matter. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

Matters Involving Zylon(R) Fiber

     In April 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging, among other things, that our bullet-resistant soft body armor (vests)
manufactured and sold under the American Body Armor(TM), Safariland(R) and

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

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

     Pursuant to the terms of the class action settlement with the Southern
States PBA, the warranty on the American Body Armor(TM) Xtreme(R) ZX vest (both
NIJ threat level II and IIIA) has been reduced from 5 years to 2 1/2 years. In addition, every purchaser of an Xtreme(R) ZX vest has the option to exchange their vest for either a new ZX vest or any other vest of their choosing from the
American Body Armor(TM), Safariland(R) and ProTech(TM) product lines plus a
$100.00 transferable rebate coupon applicable towards their next purchase of a vest. We have also made available on the American Body Armor(TM) website testing data, protocols and results relating to the testing of our vests. We also continue to test all of our Zylon(R)-containing vests, and if such testing demonstrates that the tested vests fail to perform in accordance with their warranties, we will implement an exchange program for those models on a reasonably comparable basis to the American Body Armor(TM) Xtreme(R) ZX exchange program outlined above. Zylon(R) fiber is made by Toyobo, a Japanese corporation, and is a ballistic fiber widely used in the entire body armor industry. A final report to the Duval County Court regarding claims administration of the settlement and exchange of vests, will be filed on or before May 2, 2005. We are also voluntarily cooperating with a request received in December 2004 from the Department of Justice who is reviewing the entire industry's use of Zylon(R) fiber in bullet resistant vests.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

significantly over the past several years and may continue to do so to the extent we are able to purchase insurance coverage. At this time, we do not believe any such claims or pending litigation will have a material impact on our financial position, operations and liquidity.

     Reference is made to Part I, Item 3, Legal Proceedings, in our Annual
Report on Form 10-K for the fiscal year ended December 31, 2004, for a description of other legal proceedings.

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

                  ARMOR HOLDINGS, INC.

                  /s/ Warren B. Kanders
                  ------------------------------------------
                  Warren B. Kanders
                  Chairman and Chief Executive Officer
                  Dated: April 29, 2005

                  /s/ Glenn J. Heiar
                  ------------------------------------------
                  Glenn J. Heiar
                  Chief Financial Officer
                  (Principal Financial Officer and Principal Accounting Officer)
                  Dated: April 29, 2005

                               Index to Exhibits

Exhibit No.   Description
-----------   -----------

    31.1      Certification of Principal Executive Officer Pursuant to Rule 13a-
              14(a) (17 CFR 240.13a-14(a)).

    31.2      Certification of Principal Financial Officer Pursuant to Rule 13a-
              14(a) (17 CFR 240.13a-14(a)).

    32.1      Certification of Principal Executive Officer Pursuant to Rule 13a-
              14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of
              Title 18 of the United States Code (18 U.S.C. 1350).

    32.2      Certification of Principal Financial Officer Pursuant to Rule 13a-
              14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of
              Title 18 of the United States Code (18 U.S.C. 1350).

