Form 10-K/A
period 2004-12-31
ARMOR HOLDINGS INC
filed 2005-05-02
CIK 845752

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the fiscal year ended December 31, 2004
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from ________ to __________

                         COMMISSION FILE NUMBER 0-18863

                              --------------------

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

         The number of shares of the Registrant's Common Stock outstanding as of
April 27, 2005 was 34,535,765.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         This Amendment is filed pursuant to General Instruction G(3) to Form
10-K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K for the Company's fiscal year ended December
31, 2004, and to file the attached exhibits pursuant to Part IV of Form 10-K for the Company's fiscal year ended December 31, 2004.

                                TABLE OF CONTENTS

                                                                              Page Number
                                                                              -----------

PART III   Item 10.   Directors and Executive Officers of the Registrant           4

           Item 11.   Executive Compensation                                       7

           Item 12.   Security Ownership of Certain Beneficial Owners
                      and Management and Related Stockholder Matters              17

           Item 13.   Certain Relationships and Related Transactions              22

           Item 14.   Principal Accounting Fees and Services                      23

PART IV    Item 15.   Exhibits, Financial Statements and Schedules                24

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Armor Holdings, Inc.'s (the "Company" or "Armor Holdings") Certificate
of Incorporation, as amended, and Amended and Restated Bylaws provide that the
Company may have between three and fifteen directors, with such number to be fixed by the Board of Directors. The Company currently has six directors, but the Board has expanded the number of directors to seven effective as of the
Annual Meeting of Stockholders of the Company, and will include Robert R.
Schiller as a director-nominee for election at the Annual Meeting of
Stockholders. The Company's directors are elected annually at the annual meeting of stockholders. Their respective terms of office continue until the next annual meeting of stockholders and until their successors have been elected and qualified in accordance with the Company's Amended and Restated Bylaws. There are no family relationships among any of our directors or executive officers.

         The following persons are the current directors of the Company and Mr.
Schiller is a director-nominee:

         WARREN B. KANDERS, 47, has served as the Founder and Chairman of the
Company's Board since January 1996 and as Chief Executive Officer since April 9,
2003. Mr. Kanders has served as a member of the Board of Directors of Clarus
Corporation since June 2002 and as the Executive Chairman of Clarus
Corporation's Board of Directors since December 2002, as the Executive Chairman of the Board of Net Perceptions, Inc. since April 2004, and as the Chairman of the Board of Directors of Langer, Inc. since November 2004. From October 1992 to
May 1996, Mr. Kanders served as Founder and Vice Chairman of the Board of Benson
Eyecare Corporation. Mr. Kanders also serves as President of Kanders & Company,
Inc., a private investment firm owned and controlled by Mr. Kanders that makes investments in and renders consulting services to public and private entities.
Mr. Kanders received a B.A. degree in Economics from Brown University in 1979.

         BURTT R. EHRLICH, 65, has served as one of the Company's directors since January 1996. Mr. Ehrlich has served as a member of the Board of Directors of Clarus Corporation since June 2002 and as a member of the Board of Directors of Langer, Inc. since February 2001. Mr. Ehrlich served as Chairman and Chief
Operating Officer of Ehrlich Bober Financial Corp. (the predecessor of Benson
Eyecare Corporation) from December 1986 until October 1992, and as a director of
Benson Eyecare Corporation from October 1992 until November 1995.

         DAVID R. HAAS, 63, has served as one of the Company's directors since
April 2004. Mr. Haas has served as a member of the Board of Directors of
Information Holdings, Inc. from July 1998 to December 2004. Since 1995, Mr. Haas has been a private investor and a financial consultant specializing in financial planning and financing in varying industries. From 1990 until 1994, Mr. Haas was
Senior Vice President and Controller of Time Warner, Inc., a leading media and entertainment company. Prior to Warner Communications Inc.'s merger with Time
Inc. in 1990, Mr. Haas held various senior financial positions with Warner
Communications Inc.

         ROBERT R. SCHILLER, 42, has served as the Company's President since
January 1, 2004 and Chief Operating Officer since April 2003. Mr. Schiller has also held other positions at the Company and has served as an Executive Vice
President from November 2000 to April 2003, Chief Financial Officer and
Secretary from November 2000 to March 2004, as Executive Vice President and
Director of Corporate Development from January 1999 to October 2000, and as Vice
President of Corporate Development from July 1996 to December 1998. Mr. Schiller graduated with a B.A. in Economics from Emory University in 1985 and received a
M.B.A. from Harvard Business School in 1991.

         NICHOLAS SOKOLOW, 55, has served as one of the Company's directors since January 1996. Mr. Sokolow has served as a member of the Board of Directors of Clarus Corporation since June 2002. Mr. Sokolow has also served as a member of the Board of Directors of Net Perceptions, Inc. since April 2004. Mr. Sokolow has been a partner in the law firm of Sokolow, Carreras & Associates since 1994.
From June 1973 until October 1994, Mr. Sokolow was an associate and partner in the law firm of Coudert Brothers.

         THOMAS W. STRAUSS, 62, has served as one of the Company's directors since May 1996. Mr. Strauss has served as a member of the Board of Directors of
Langer, Inc. from June 2002 to June 2004. Since 1995, Mr. Strauss has been a principal with Ramius Capital Group, a privately held investment management firm. From June 1993 until July 1995, Mr. Strauss was co-chairman of Granite
Capital International Group, an investment

banking firm. From 1963 to 1991, Mr. Strauss served in various capacities with
Salomon Brothers Inc., an investment banking and brokerage firm, including
President and Vice-Chairman.

         DEBORAH A. ZOULLAS, 52, has served as one of the Company's directors since July 2002. Ms. Zoullas is a private investor. From December 1998 until
December 2000, Ms. Zoullas served as the Executive Vice President of Sotheby's
Holdings, Inc. and during 2000 served on its Board of Directors. From 1974 until
1996, Ms. Zoullas worked in various capacities within the Investment Banking
Division of Morgan Stanley & Co. Incorporated. Ms. Zoullas is an Advisory
Director of Morgan Stanley, a member of the Advisory Board of The Stanford
Business School, a Director of the Helena Rubinstein Foundation and a member of the Executive Committee of The Projects Committee of Memorial Sloan Kettering.

EXECUTIVE OFFICERS

         The following table sets forth the name, age and position of each of the Company's current executive officers. The Company's executive officers are appointed by and serve at the discretion of the Board of Directors of the
Company.

NAME                    AGE                         POSITION
----                    ---                         --------

Warren B. Kanders        47     Chairman of the Board of Directors and Chief Executive Officer
Robert R. Schiller       42     President and Chief Operating Officer
Glenn J. Heiar           45     Chief Financial Officer
Robert F. Mecredy        58     President - Aerospace & Defense Group
Scott T. O'Brien         51     President - Armor Holdings Products Division
Gary W. Allen            50     President - Mobile Security Division

         See the caption "Directors" above for biographical data with respect to
Messrs. Kanders and Schiller.

         GLENN J. HEIAR, 45, has served as the Company's Chief Financial Officer since March 2004, Chief Accounting Officer since March 2003 and Chief Financial
Officer of the Company's Mobile Security Division since February 2002. From 1996 until 2001, Mr. Heiar was a Vice President and the Chief Financial Officer of
Pirelli Cables and Systems, North America. From 1987 to 1996, Mr. Heiar worked for Alcatel Alsthom as a Financial Vice President and in various other financial positions. Mr. Heiar graduated with a B.B.A. in Accounting from the University of Wisconsin in 1982 and received a M.B.A. from the University of North Carolina in 1992. Mr. Heiar is a certified public accountant and a certified management accountant.

         ROBERT F. MECREDY, 58, has served as President of the Company's
Aerospace & Defense Group since December 2003 and Corporate Vice President for
Government Affairs since October 2001. From 1991 to 2001, Mr. Mecredy worked at
Firearms Training Systems, Incorporated, holding positions ranging from Director of U.S. Military Marketing and Sales through Chief Executive Officer, President and Director. From 1988 to 1990, Mr. Mecredy served as the Director of Army and
Marine Corps programs for Raytheon's Washington, D.C. Office. Mr. Mecredy actively served in the U.S. Army from 1966 through 1986 (when he was honorably discharged) where he held positions of increasing responsibility, including, among other positions, Deputy Director of the Army Staff and White House
Liaison. Mr. Mecredy graduated Summa Cum Laude from Park University with a B.S.
in Economics in 1974 and received a M.B.A. from Webster University in 1980.

         SCOTT T. O'BRIEN, 51, has served as President of the Company's Products
Division since March 2005 and President and Chief Operating Officer of Safari
Land Ltd., Inc., one of our subsidiaries in our Products Division, since April
1999 when we acquired Safari Land Ltd., Inc. Since first joining Safari Land
Ltd., Inc. in 1974, Mr. O'Brien held progressively more responsible positions before being appointed President and Chief Operating Officer in 1993. Mr.
O'Brien served as Vice President of Operations from 1988 until 1993; Vice
President of Manufacturing from 1985 until 1988; and Vice President of the Body
Armor Division from 1978 until 1985. Mr. O'Brien graduated with a B.A. in
Business Administration from California State University, Fullerton, in 1976.

         GARY W. ALLEN, 50, has served as President of the Company's Mobile
Security Division, which includes O'Gara-Hess & Eisenhardt, AMS-France and
Germany, since October 2004. Mr. Allen began at O'Gara-Hess & Eisenhardt, as a
Plant Manager from 1994 - 1995. He spent the next several years in various senior leadership positions including Senior V.P. Worldwide Operations and V.P.
Worldwide Operations. Preceding his career at

O'Gara, Mr. Allen spent 10 years with General Electric's Aircraft Engine plant, fulfilling various roles in Supervision, Management, Production Control and
Operations. When Mr. Allen left GE he was Manager of Shop Operation's and
Structures, a $240 million dollar business. Before joining General Electric, Mr.
Allen served in the U.S. Navy Submarine Group. Mr. Allen was honorably discharged from the U.S. Navy in 1979. Mr. Allen received an A.B.A. from the
University of Cincinnati in Industrial Management and graduated with a B.A. in
Business Administration from Wilmington College in 1992.

AUDIT COMMITTEE

         The Company's Audit Committee consists of Mr. Haas (Chairman), Mr.
Strauss and Ms. Zoullas, all of whom were determined by the Board to be independent of Armor Holdings based on the New York Stock Exchange's definition of "independence". The Board of Directors has identified Mr. Haas as the audit committee financial expert and has determined that Mr. Haas is independent based on the New York Stock Exchange's definition of "independence".

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires that the Company's directors and executive officers and any persons who own more than 10% of our capital stock to file with the Securities and Exchange Commission (the "Commission")
(and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file.

         Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, except as described below, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during the 2004 fiscal year were timely filed with the Commission and the New York Stock Exchange. The Form 3 filing for Mr.
Haas was filed on July 28, 2004, which was more than 10 days after he became a director of the Company.

CODE OF ETHICS

         The Company has adopted a Code of Ethics for Senior Executive and
Financial Officers and a Code of Business Conduct and Ethics for Directors,
Officers and Employees both of which apply to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The foregoing materials may be accessed at www.armorholdings.com, our Internet website, at the tab "Investor
Relations." In addition, you may request, without charge, a copy of such materials by submitting a written request for any of such materials to: Armor
Holdings, Inc., c/o the Secretary at 13386 International Parkway, Jacksonville,
Florida 32218.

                                        6

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following summary compensation table sets forth information concerning the annual and long-term compensation earned for the periods presented below by the Company's chief executive officer and the Company's four most highly compensated executive officers other than the Company's Chief
Executive Officer who were serving as executive officers at the end of fiscal
2004 and whose annual salary and bonus during fiscal 2004 exceeded $100,000
(collectively, the "Named Executive Officers").

                                                                      LONG-TERM COMPENSATION
                                                                              AWARDS
                                                                  ---------------------------------
                                                                   RESTRICTED
                                       ANNUAL     COMPENSATION        STOCK           SECURITIES          ALL OTHER
                              FISCAL   SALARY        BONUS          AWARDS(1)         UNDERLYING        COMPENSATION
NAME AND PRINCIPAL POSITION    YEAR      ($)           ($)             ($)              OPTIONS              ($)
---------------------------   ------   -------    ------------     --------------     --------------    --------------

Warren B. Kanders              2004    525,000       1,000,000        499,969 (2)        250,000            68,149 (3)
Chairman of the Board          2003    382,000         400,000      4,552,005 (4)        300,000           143,000 (5)
and CEO                        2002          -               -      1,661,123 (6)        585,000 (7)       525,000 (5)

Robert R. Schiller             2004    500,000       1,000,000        499,969 (8)              -            35,000 (9)
President and Chief            2003    432,638         400,000      3,314,017 (10)       200,000                 -
Operating Officer              2002    320,000               -      2,471,554 (11)        50,000                 -

Glenn J. Heiar                 2004    300,000         262,500         87,461 (12)       100,000            13,525 (13)
Chief Financial Officer        2003    220,000         100,000         93,278 (14)             -                 -
                               2002    198,423               -              -            100,000                 -

Robert F. Mecredy              2004    300,000         450,000        149,991 (15)             -            15,000 (16)
President of Aerospace         2003    200,000         190,000        114,225 (17)       100,000                 -
& Defense Group                2002    200,000               -              -             25,000                 -

Stephen E. Croskrey            2004    300,000         262,500         87,461 (19)             -                 -
Former President and CEO of    2003    300,000         225,000         82,536 (20)             -                 -
Armor Holdings Products        2002    300,000               -         31,419 (21)       200,000                 -
Division (18)

(1) As of December 31, 2004, each Named Executive Officer owned the following number of shares of restricted common stock (which number includes the restricted stock awarded to such Named Executive Officer as bonus compensation on February 10, 2005 but was included as compensation in fiscal 2004): Mr.
Kanders, 220,398, Mr. Schiller, 168,091, Mr. Heiar, 30,474, Mr. Mecredy, 32,651,
and Mr. Croskrey, 4,805. The value of the restricted common stock owned by each
Named Executive Officer as of December 31, 2004 was as follows: Mr. Kanders,
$10,363,114, Mr. Schiller, $7,903,639, Mr. Heiar, $1,432,887, Mr. Mecredy,
$1,535,250, and Mr. Croskrey, $225,931, and were calculated using the closing price of our common stock on December 31, 2004 which was $47.02. No dividends, to the extent declared and paid on our unrestricted common stock, will be paid on our unvested restricted common stock.

(2) Represents the value of a stock bonus granted on February 10, 2005 (2004 bonus compensation which has been included as compensation in fiscal 2004)
pursuant to the 2002 Stock Incentive Plan. The number of shares issued pursuant to the February 10, 2005 stock bonus was calculated using the closing price on
February 10, 2005 which was $44.76, as quoted on the New York Stock Exchange.
11,170 shares of restricted common stock were granted to Mr. Kanders on February
10, 2005 of which 3,723 shares vest on January 1, 2006 and 2007 and 3,724 shares vest on January 1, 2008.

(3) Represents the amount paid to Mr. Kanders as a supplemental expense reimbursement for expenses incurred by Mr. Kanders during fiscal 2003 and 2004 but excludes any office expense reimbursements paid in fiscal 2004. For more information regarding office expense reimbursements paid to Mr. Kanders, please see "Employment Agreements - Warren B. Kanders" and "Certain Relationships and
Related Transactions," respectively. In addition to the information disclosed in the table: (i) on January 3, 2005, Mr. Kanders was granted presently exercisable stock options to purchase 150,000 shares at an exercise price of $45.93 per share; sales of common stock issued upon an exercise of any such options are subject to the following lock-up restrictions: 50,000 shares will be restricted from sale until January 3, 2006; 50,000 shares will be restricted from sale until January 3, 2007; and 50,000 shares will be restricted from sale until
January 3, 2008; in addition, upon Mr. Kanders' voluntary termination of employment with the Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period; and (ii) on
March 25, 2005, Mr. Kanders was granted presently exercisable stock options to purchase 328,800 shares at an exercise price of $37.90 per share; sales of common stock issued upon an exercise of any such options will be subject to the following lock-up restrictions: 50,000 shares will be restricted from sale until
January 1, 2007; 100,000 shares will be restricted from sale until January 1,
2008; 128,800 shares will be restricted from sale until January 1, 2009; and
50,000 shares will be restricted from sale until January 1, 2010; in addition, upon Mr. Kanders' voluntary termination of employment with the Company, if the foregoing lock-up periods have not yet expired, they shall each be extended for an additional five year period.

(4) Represents the value of stock bonuses granted on July 26, 2003 and February
10, 2004 (2003 bonus compensation which has been included as compensation in fiscal 2003) pursuant to the 2002 Stock Incentive Plan. The number of shares issued pursuant to the February 10, 2004 stock bonus was calculated using the closing price on February 10, 2004 which was $28.90, as quoted on the New York
Stock Exchange. 200,000 shares of restricted common stock were granted to Mr.
Kanders on July 26, 2003; such shares vested on November 11, 2003 and have been deferred until the earlier of November 11, 2008 and two years of continuous employment by Mr. Kanders with Armor Holdings; the delivery of such restricted stock has been accelerated by Armor Holdings and were delivered on or about
April 26, 2005 less a certain number of shares necessary to pay applicable withholding taxes payable upon receipt of such shares. The accelerated and delivered restricted shares are subject to a lock-up period through November 11,
2005; upon Mr. Kanders' voluntary termination of employment with the Company, if the foregoing lock-up period has not yet expired, it shall be extended for an additional five year period; upon a change in control of the Company, the lock-up period that is still in effect in respect of such shares upon the occurrence of such change in control shall terminate. We calculated the value of the July 26, 2003 stock bonus using the closing price of our common stock, as quoted on the New York Stock Exchange, on November 11, 2003, the date on which such stock bonus vested. The closing price of our common stock on the New York
Stock Exchange on November 11, 2003 was $20.76. 13,841 shares of restricted common stock were granted to Mr. Kanders on February 10, 2004 of which 4,613 shares vest on February 9, 2005 and 4,614 shares vest on each of February 9,
2006 and February 9, 2007.

(5) Represents the compensation paid to Kanders & Co., Inc. ("Kanders & Co."), a corporation controlled by Mr. Kanders, for investment banking services provided to Armor Holdings.

(6) Represents the value of stock bonuses granted on August 12, 2002 pursuant to the 2002 Stock Incentive Plan. The number of shares issued pursuant to these bonuses was calculated using the closing price on August 12, 2002 of $15.04 as quoted on the New York Stock Exchange. 100,000 shares of restricted common stock were granted to Mr. Kanders on August 12, 2002 which vest on December 31, 2016, subject to acceleration under certain circumstances, including, among other things, the vesting of 75% of such shares upon us achieving $100 million of earnings before interest, taxes, depreciation and amortization ("EBITDA") during any rolling four-quarter period and the vesting of the remaining 25% of such shares upon us achieving $125 million of EBITDA during any rolling four-quarter period. Such shares vested in fiscal 2004. 10,447 shares of restricted common stock were granted to Kanders & Co. on August 12, 2002 and such shares vested on
December 31, 2004.

(7) The securities underlying options granted to Mr. Kanders during 2002 include
35,000 shares of common stock underlying an option granted to Kanders & Co.

(8) Represents the value of a stock bonus granted on February 10, 2005 (2004 bonus compensation which has been included as compensation in fiscal 2004)
pursuant to the 2002 Stock Incentive Plan. The number of shares issued pursuant to the February 10, 2005 stock bonus was calculated using the closing price on
February 10, 2005 which was $44.76, as quoted on the New York Stock Exchange.
11,170 shares of restricted common stock were granted to Mr. Schiller on
February 10, 2005 of which 3,723 shares vest on January 1, 2006 and 2007 and
3,724 shares vest on January 1, 2008.

(9) Represents the amount paid to Mr. Schiller as a supplemental expense reimbursement for expenses incurred by Mr. Schiller during fiscal 2004. In addition to the information disclosed in the table: (i) on January 3, 2005, Mr.
Schiller was granted presently exercisable stock options to purchase 100,000 shares at an exercise price of $45.93 per share; sales of common stock issued upon an exercise of any such options are subject to the following lock-up restrictions: 33,333 shares will be restricted from sale until January 3, 2006;
33,333 shares will be restricted from sale until January 3, 2007; and 33,334 shares will be restricted from sale until January 3, 2008; in addition, upon Mr.
Schiller's voluntary termination of employment with the Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period; and (ii) on March 25, 2005, Mr. Schiller was granted presently exercisable stock options to purchase 219,200 shares at an exercise price of $37.90 per share; sales of common stock issued upon an exercise of any such options will be subject to the following lock-up restrictions: 33,333 shares will be restricted from sale until January 1, 2007;
66,666 shares will be restricted from sale until January 1, 2008; 85,867 shares will be restricted from sale until January 1, 2009; and 33,334 shares will be restricted from sale until January 1, 2010; in addition, upon Mr. Schiller's voluntary termination of employment with the Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period.

(10) Represents the value of stock bonuses granted on November 4, 2003 and
February 10, 2004 (2003 bonus compensation which has been included as compensation in fiscal 2003) pursuant to the 2002 Stock Incentive Plan. The number of shares issued pursuant to the February 10, 2004 stock bonus was calculated using the closing price on February 10, 2004 which was $28.90, as quoted on the New York Stock Exchange. 150,000 shares of restricted common stock were granted to Mr. Schiller on November 4, 2003; such shares vested on November
11, 2003 and have been deferred until the earlier of November 11, 2008, and two years of continuous employment by Mr. Schiller with Armor Holdings the delivery of such restricted stock has been accelerated by Armor Holdings and were delivered on or about April 26, 2005 less a certain number of shares necessary to pay applicable withholding taxes payable upon receipt of such shares. The accelerated and delivered restricted shares are subject to a lock-up period through November 11, 2005; upon Mr. Schiller's voluntary termination of employment with the Company, if the foregoing lock-up period has not yet expired, it shall be extended for an additional five year period; upon a change in control of the Company, the lock-up period that is still in effect in respect of such shares upon the occurrence of such change in control shall terminate. We calculated the value of the November 4, 2003 stock bonus using the closing price of our common stock, as quoted on the New York Stock Exchange, on November 11,
2003, the date on which such stock bonus vested. The closing price of our common stock on the New York Stock Exchange on November 11, 2003 was $20.76. 6,921
shares of restricted common stock were granted to Mr. Schiller on February 10,
2004 and such shares vest on February 9, 2007.

(11) Represents the value of stock bonuses granted on March 13, 2002 and August
12, 2002 pursuant to the 2002 Executive Stock Plan and the 2002 Stock Incentive
Plan. The number of shares issued pursuant to these bonuses was calculated using the closing price on March 13, 2002 and August 12, 2002 which was $23.93 and
$15.04, respectively, as quoted on the New York Stock Exchange. 100,000 shares of restricted common stock were granted to Mr. Schiller pursuant to the 2002
Executive Stock Plan on March 13, 2002 which vest on December 31, 2016, subject to acceleration under certain circumstances, including, among other things, the vesting of 75% of such shares upon us achieving $100 million of EBITDA during any rolling four-quarter period and the vesting of the remaining 25% of such shares upon us achieving $125 million of EBITDA during any rolling four-quarter period. Such shares vested in fiscal 2004. 5,223 shares of restricted common stock were granted to Mr. Schiller pursuant to the 2002 Stock Incentive Plan on
August 12, 2002 and such shares vested on December 31, 2004.

(12) Represents the value of a stock bonus granted on February 10, 2005 (2004 bonus compensation which has been included as compensation in fiscal 2004)
pursuant to the 2002 Stock Incentive Plan. The number of

shares issued pursuant to the February 10, 2005 stock bonus was calculated using the closing price on February 10, 2005 which was $44.76, as quoted on the New
York Stock Exchange. 1,954 shares of restricted common stock were granted to Mr.
Heiar on February 10, 2005 of which 651 shares vest on each of January 1, 2006 and 2007, and 652 shares vest on January 1, 2008.

(13) Represents the amount paid to Mr. Heiar as a supplemental expense reimbursement for expenses incurred by Mr. Heiar during fiscal 2004. In addition to the information disclosed in the table, Mr. Heiar was granted: (i) 25,000 shares of restricted stock on February 10, 2005, which will vest upon a change of control of the Company; (ii) presently exercisable stock options to purchase
25,000 shares on February 10, 2005, at an exercise price of $44.76; sales of common stock issued upon an exercise of any such options will be subject to the following lock-up restrictions: all of the shares will be restricted from sale for two years from February 10, 2005 (the "Vesting Date"), 75% of the shares will be restricted from sale for three years from the Vesting Date, 50% of the shares will be restricted from sale for four years from the Vesting Date, and
25% of the shares will be restricted from sale for five years from the Vesting
Date; and (iii) presently exercisable stock options to purchase 75,000 shares on
March 25, 2005, at an exercise price of $37.90 per share; sales of common stock issued upon an exercise of any such options will be subject to the following lock-up restrictions: 6,250 shares will be restricted from sale until January 1,
2008; 12,500 shares will be restricted from sale until January 1, 2009; 18,750 shares will be restricted from sale until January 1, 2010; 18,750 shares will be restricted from sale until January 1, 2011; 12,500 shares will be restricted from sale until January 1, 2012; and 6,250 shares will be restricted from sale until January 1, 2013; in addition, upon Mr. Heiar's voluntary termination of employment with the Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period.

(14) Represents the value of stock bonuses granted on March 21, 2003 and March
15, 2004 (2003 bonus compensation which has been included as compensation in fiscal 2003) pursuant to the 2002 Stock Incentive Plan. The number of shares issued pursuant to these bonuses was calculated using the closing price on March
21, 2003 and March 12, 2004 which was $9.87 and $28.95, respectively, as quoted on the New York Stock Exchange. 5,000 shares of restricted common stock were granted to Mr. Heiar on March 21, 2003 of which 1,500 shares have vested, 1,500 shares vest on December 31, 2004 and 2,000 shares vest on December 31, 2005.
1,520 shares of restricted common stock were granted to Mr. Heiar on March 15,
2004 which shares vest on December 31, 2006.

(15) Represents the value of a stock bonus granted on February 10, 2005 (2004 bonus compensation which has been included as compensation in fiscal 2004)
pursuant to the 2002 Stock Incentive Plan. The number of shares issued pursuant to the February 10, 2005 stock bonus was calculated using the closing price on
February 10, 2005 which was $44.76, as quoted on the New York Stock Exchange.
3,351 shares of restricted common stock were granted to Mr. Mecredy on February
10, 2005 of which 1,117 shares vest on each of January 1, 2006, 2007 and 2008.

(16) Represents the amount paid to Mr. Mecredy as a supplemental expense reimbursement for expenses incurred by Mr. Mecredy during fiscal 2004. In addition to the information disclosed in the table, Mr. Mecredy was granted: (i)
25,000 shares of restricted stock on February 10, 2005, which will vest upon a change of control of the Company; (ii) presently exercisable stock options to purchase 75,000 shares on February 10, 2005, at an exercise price of $44.76;
sales of common stock issued upon an exercise of any such options will be subject to the following lock-up restrictions: all of the shares will be restricted from sale for two years from February 10, 2005 (the "Vesting Date"),
75% of the shares will be restricted from sale for three years from the Vesting
Date, 50% of the shares will be restricted from sale for four years from the
Vesting Date, and 25% of the shares will be restricted from sale for five years from the Vesting Date; and (iii) presently exercisable stock options to purchase
75,000 shares on March 25, 2005, at an exercise price of $37.90 per share; sales of common stock issued upon an exercise of any such options will be subject to the following lock-up restrictions: 6,250 shares will be restricted from sale until January 1, 2008; 12,500 shares will be restricted from sale until January
1, 2009; 18,750 shares will be restricted from sale until January 1, 2010;
18,750 shares will be restricted from sale until January 1, 2011; 12,500 shares will be restricted from sale until January 1, 2012; and 6,250 shares will be restricted from sale until January 1, 2013; in addition, upon Mr. Mecredy's voluntary termination of employment with the Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period.

(17) Represents the value of stock bonuses granted on March 21, 2003 and March
15, 2004 (2003 bonus compensation which has been included as compensation in fiscal 2003) pursuant to the 2002 Stock Incentive Plan. The number of shares issued pursuant to these bonuses was calculated using the closing price on March
21, 2003 and March 12, 2004 which was $9.87 and $28.95, respectively, as quoted on the New York Stock

Exchange. 6,000 shares of restricted common stock were granted to Mr. Mecredy on
March 21, 2003 of which 1,800 shares have vested, 1,800 shares vest on December
31, 2004 and 2,400 shares vest on December 31, 2005. 1,900 shares of restricted common stock were granted to Mr. Mecredy on March 15, 2004 which shares vest on
December 31, 2006.

(18) Mr. Croskrey, our former President and CEO, Products Division, terminated his employment with the Company effective March 7, 2005, and the information contained in this table is as of that date. For more information see the
Employment Agreement section below.

(19) Represents the value of a stock bonus granted on February 10, 2005 (2004 bonus compensation which has been included as compensation in fiscal 2004)
pursuant to the 2002 Stock Incentive Plan. The number of shares issued pursuant to the February 10, 2005 stock bonus was calculated using the closing price on
February 10, 2005 which was $44.76, as quoted on the New York Stock Exchange.
1,954 shares of restricted common stock were granted to Mr. Croskrey on February
10, 2005 which vest on March 8, 2008. In addition, on February 10, 2005, Mr.
Croskrey was granted stock options to purchase 10,000 shares at an exercise price of $44.76 which were accelerated on March 7, 2005 and are presently exercisable; sales of common stock issued upon an exercise of any such options will be subject to a lock-up restriction through March 7, 2008, and the shares will be held by Armor Holdings as collateral to secure Mr. Croskrey's obligations under the Resignation and Severance Agreement and General Release he
executed with Armor Holdings.

(20) Represents the value of stock bonuses granted on March 15, 2004 (2003 bonus compensation which has been included as compensation in fiscal 2003) pursuant to the 2002 Stock Incentive Plan. The number of shares issued pursuant to these bonuses was calculated using the closing price on March 12, 2004 which was
$28.95 as quoted on the New York Stock Exchange. Pursuant to such calculations,
2,851 shares of restricted common stock were granted to Mr. Croskrey and such shares vest on December 31, 2006.

(21) Represents the value of stock bonuses granted on August 12, 2002 pursuant to the 2002 Stock Incentive Plan. The number of shares issued pursuant to these bonuses was calculated using the closing price on August 12, 2002 which was
$15.04 as quoted on the New York Stock Exchange. Pursuant to such calculations,
2,089 shares of restricted common stock were granted to Mr. Croskrey and such shares vested on December 31, 2004.

OPTIONS GRANTED IN FISCAL 2004

The Company granted the following options to its Named Executive Officers during fiscal 2004.

                                    INDIVIDUAL GRANTS                                     POTENTIAL REALIZABLE
-----------------------------------------------------------------------------------      VALUE AT ASSUMED ANNUAL
                        NUMBER OF         PERCENT OF                                       RATES OF STOCK PRICE
                       SECURITIES        TOTAL OPTIONS                                   APPRECIATION FOR OPTION
                       UNDERLYING         GRANTED TO       EXERCISE OR                             TERM
                         OPTIONS           EMPLOYEES       BASE PRICE    EXPIRATION      ------------------------
NAME                   GRANTED (#)      IN FISCAL YEAR       ($/SH)         DATE           5% ($)       10% ($)
---------------------  -----------      --------------     -----------   ----------      ---------    -----------
Warren B. Kanders         250,000 (1)          25.5%         28.90         2/10/14       4,543,764     11,514,789
Robert R. Schiller              - (2)              -             -               -               -              -
Glenn J. Heiar            100,000 (3)          10.2%         28.46         3/11/14       1,789,834      4,535,791
Robert F. Mecredy               - (4)              -             -               -               -              -
Stephen E. Croskrey             - (5)              -             -               -               -              -
------------------------------------------------------------------------------------------------------------------

(1) In addition to the information disclosed in the table: (i) on January 3,
2005, Mr. Kanders was granted presently exercisable stock options to purchase
150,000 shares at an exercise price of $45.93 per share; sales of common stock issued upon an exercise of any such options are subject to the following lock-up restrictions:

50,000 shares will be restricted from sale until January 3, 2006; 50,000 shares will be restricted from sale until January 3, 2007; and 50,000 shares will be restricted from sale until January 3, 2008; in addition, upon Mr. Kanders'
voluntary termination of employment with the Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period; and (ii) on March 25, 2005, Mr. Kanders was granted presently exercisable stock options to purchase 328,800 shares at an exercise price of
$37.90 per share; sales of common stock issued upon an exercise of any such options will be subject to the following lock-up restrictions: 50,000 shares will be restricted from sale until January 1, 2007; 100,000 shares will be restricted from sale until January 1, 2008; 128,800 shares will be restricted from sale until January 1, 2009; and 50,000 shares will be restricted from sale until January 1, 2010; in addition, upon Mr. Kanders' voluntary termination of employment with the Company, if the foregoing lock-up periods have not yet expired, they shall each be extended for an additional five year period.

(2) In addition to the information disclosed in the table: (i) on January 3,
2005, Mr. Schiller was granted presently exercisable stock options to purchase
100,000 shares at an exercise price of $45.93 per share; sales of common stock issued upon an exercise of any such options are subject to the following lock-up restrictions: 33,333 shares will be restricted from sale until January 3, 2006;
33,333 shares will be restricted from sale until January 3, 2007; and 33,334 shares will be restricted from sale until January 3, 2008; in addition, upon Mr.
Schiller's voluntary termination of employment with the Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period; and (ii) on March 25, 2005, Mr. Schiller was granted presently exercisable stock options to purchase 219,200 shares at an exercise price of $37.90 per share; sales of common stock issued upon an exercise of any such options will be subject to the following lock-up restrictions: 33,333 shares will be restricted from sale until January 1, 2007;
66,666 shares will be restricted from sale until January 1, 2008; 85,867 shares will be restricted from sale until January 1, 2009; and 33,334 shares will be restricted from sale until January 1, 2010; in addition, upon Mr. Schiller's voluntary termination of employment with the Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period.

(3) In addition to the information disclosed in the table, Mr. Heiar was granted: (i) presently exercisable stock options to purchase 25,000 shares on
February 10, 2005, at an exercise price of $44.76; sales of common stock issued upon an exercise of any such options will be subject to the following lock-up restrictions: all of the shares will be restricted from sale for two years from
February 10, 2005 (the "Vesting Date"), 75% of the shares will be restricted from sale for three years from the Vesting Date, 50% of the shares will be restricted from sale for four years from the Vesting Date, and 25% of the shares will be restricted from sale for five years from the Vesting Date; and (ii)
presently exercisable stock options to purchase 75,000 shares on March 25, 2005, at an exercise price of $37.90 per share; sales of common stock issued upon an exercise of any such options will be subject to the following lock-up restrictions: 6,250 shares will be restricted from sale until January 1, 2008;
12,500 shares will be restricted from sale until January 1, 2009; 18,750 shares will be restricted from sale until January 1, 2010; 18,750 shares will be restricted from sale until January 1, 2011; 12,500 shares will be restricted from sale until January 1, 2012; and 6,250 shares will be restricted from sale until January 1, 2013; in addition, upon Mr. Heiar's voluntary termination of employment with the Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period.

(4) In addition to the information disclosed in the table, Mr. Mecredy was granted: (i) presently exercisable stock options to purchase 75,000 shares on
February 10, 2005, at an exercise price of $44.76; sales of common stock issued upon an exercise of any such options will be subject to the following lock-up restrictions: all of the shares will be restricted from sale for two years from
February 10, 2005 (the "Vesting Date"), 75% of the shares will be restricted from sale for three years from the Vesting Date, 50% of the shares will be restricted from sale for four years from the Vesting Date, and 25% of the shares will be restricted from sale for five years from the Vesting Date; and (ii)
presently exercisable stock options to purchase 75,000 shares on March 25, 2005, at an exercise price of $37.90 per share; sales of common stock issued upon an exercise of any such options will be subject to the following lock-up restrictions: 6,250 shares will be restricted from sale until January 1, 2008;
12,500 shares will be restricted from sale until January 1, 2009; 18,750 shares will be restricted from sale until January 1, 2010; 18,750 shares will be restricted from sale until January 1, 2011; 12,500 shares will be restricted from sale until January 1, 2012; and 6,250 shares will be restricted from sale until January 1, 2013; in addition, upon Mr. Mecredy's voluntary termination of employment with the Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period.

(5) On February 10, 2005, Mr. Croskrey was granted stock options to purchase
10,000 shares at an exercise price of $44.76 which were accelerated on March 7,
2005 and are presently exercisable; sales of common stock

issued upon an exercise of any such options will be subject to a lock-up restriction through March 7, 2008, and the shares will be held by Armor Holdings as collateral to secure Mr. Croskrey's obligations under the Resignation and
Severance Agreement and General Release he executed with Armor Holdings.

AGGREGATE OPTION EXERCISES IN FISCAL 2004 AND FISCAL YEAR END OPTION VALUES

         The following table contains certain information regarding stock options exercised during fiscal 2004 and options to purchase the Company's common stock held as of December 31, 2004, by each of the Named Executive
Officers. The stock options listed below were granted without tandem stock appreciation rights. The Company has no freestanding stock appreciation rights outstanding.

                                                            NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                                            UNEXERCISED OPTIONS AT 12/31/04        IN-THE-MONEY OPTIONS AT
                                                                          (#)                            12/31/04 (1)
                               SHARES                       ---------------------------------  ---------------------------------
                              ACQUIRED         VALUE
                            ON EXERCISE       REALIZED       EXERCISABLE     NON-EXERCISABLE    EXERCISABLE      NON-EXERCISABLE
 NAME                           (#)            (2)($)                                               ($)                ($)
 ------------------------  ---------------  -------------   ---------------  ----------------  ---------------  ----------------

 Warren B. Kanders                204,375      6,175,087           443,125           700,000       11,238,363        16,807,500
 Robert R. Schiller               224,306      6,287,171           217,360           183,334        6,367,001         5,585,187
 Glenn J. Heiar                    41,818        704,094             8,182           150,000          206,759         3,119,500
 Robert F. Mecredy                 50,000      1,124,201                 -            75,000                -         2,192,746
 Stephen E. Croskrey              250,000      5,736,845           100,000                 -        2,309,000                 -

(1) Calculated on the basis of $47.02 per share, the closing sales price of the common stock on the New York Stock Exchange on December 31, 2004, less the exercise price payable for such shares.

(2) Calculated on the basis of the closing share price of the common stock on the New York Stock Exchange on the date of exercise, less the exercise price paid for such shares.

         On March 25, 2005, the Board of Directors accelerated the vesting schedule of all of the unvested and non-exercisable options owned by the Named
Executive Officers. The following table contains updated information regarding options to purchase common stock as of March 31, 2005 by each of the Named
Executive Officers, all of which are presently exercisable and subject to lock-up restrictions of varying durations which are expected to expire in the period from 2005 to 2010, which coincides with their original vesting schedules.
The stock options listed below were granted without tandem stock appreciation rights. The Company has no freestanding stock appreciation rights outstanding.

                              NUMBER OF SECURITIES              VALUE OF UNDERLYING
                             UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS AT
                             OPTIONS AT 3/31/05 (#)                3/31/05 (1)
                         -------------------------------  -------------------------------

                            SHARES NOT           SHARES        SHARES NOT       SHARES
                            SUBJECT TO         SUBJECT TO      SUBJECT TO     SUBJECT TO
                             LOCK-UP             LOCK-UP         LOCK-UP       LOCK-UP
 NAME                                                              ($)           ($)
 ----------------------  ---------------   ----------------    -----------   -----------

 Warren B. Kanders               526,458          1,095,467      7,520,629    9,174,003
 Robert R. Schiller              217,360            502,534      4,208,616    3,764,680
 Glenn J. Heiar                   74,391            180,000      1,006,958      690,400
 Robert F. Mecredy                 8,334            216,666        116,676    1,331,320
 Stephen E. Croskrey                   -             10,000              -            -

(1) Calculated on the basis of $37.09 per share, the closing sales price of the common stock on the New York Stock Exchange on March 31, 2005, less the exercise price payable for such shares.

COMPENSATION OF DIRECTORS

         On July 26, 2004, the Company's directors, other than Mr. Kanders who was compensated pursuant to his employment agreement, received stock options to purchase up to 12,500 shares of our common stock at an exercise price of $35.40 per share, of which options to purchase 3,125 shares of common stock were to vest at the end of each fiscal quarter thereafter. On March 25, 2005, the Board of Directors approved an accelerated grant of 37,500 options to each of the non-management directors. However, due to limited availability under the 2002
Stock Incentive Plan, such options were not issued at such time. If a new stock incentive plan is approved by the Company's stockholders at the 2005 Annual
Meeting of Stockholders, Armor Holdings will grant such options to the non-management directors as approved by the Board of Directors. In addition to the foregoing, the non-management directors of Armor Holdings will receive cash in the amount of $16,000 which is payable quarterly during the course of the year. Non-attendance by a member of the Board at any Board meeting will result in a reduction of $2,000 in compensation for each missed meeting. In addition, the Chairs of the Nominating/Corporate Governance Committee and the Audit
Committee will each be paid $25,000 to serve as the Chair of such committee.
Members of a Board Committee will each be paid $5,000, except for the Chairs of the Nominating/Corporate Governance Committee and the Audit Committee who will each be paid the Chair compensation set forth in the immediately preceding sentence. For the year commencing from and after the 2005 Annual Meeting of
Stockholders, the Chairs of the Nominating/Corporate Governance Committee and
the Audit Committee will each be paid $50,000 to serve as the Chair of such
Committee, which will be payable quarterly during the course of the year. The members of the Board are reimbursed by us for their travel and other expenses incurred by them in connection with company business. If Mr. Schiller is elected to the Board of Directors, he will be compensated pursuant to his employment agreement and will not be entitled to receive the compensation that is paid to our non-management directors.

EMPLOYMENT AGREEMENTS

         Other than as set forth below, as of April 27, 2005, the Company did not have any employment agreements with its Named Executive Officers. However, the Company is in the process of negotiating employment agreements with certain of its executive officers, including a new employment agreement with Mr.
Kanders, and the Company anticipates disclosing the terms of such employment agreements in the proxy statement for the 2005 Annual Meeting of Stockholders which will be filed with the Commission subsequent to the filing of this Annual
Report on Form 10-K/A (Amendment No. 1).

         WARREN B. KANDERS

         As of January 1, 2002, we entered into an employment agreement with
Warren B. Kanders which provides that he will serve as the Executive Chairman of our Board of Directors for a five year term expiring December 31, 2006, for which Mr. Kanders received options to purchase 550,000 shares of common stock, of which 75,000 shares can be acquired at an exercise price of $23.93 and the remaining 475,000 shares can be acquired at an exercise price of $24.07. These options vest as follows: 100,000 options vested on each of December 31, 2002,
December 31, 2003 and December 31, 2004 and 250,000 options vest on December 31,
2006. Mr. Kanders also received a restricted stock grant of 100,000 shares, which vested in fiscal 2004. On August 12, 2002, we also granted to Mr. Kanders a restricted stock award in the amount of 10,447 shares pursuant to our 2002
Stock Incentive Plan which vested on December 31, 2004. Pursuant to his employment agreement, Mr. Kanders may be entitled, at the discretion of the
Compensation Committee of the board, to participate in the other option plans and other bonus plans we have adopted based on his performance and our overall performance. A "change in control" of Armor Holdings will allow Mr. Kanders to terminate his employment agreement and Mr. Kanders will be entitled to the vesting of all 550,000 options and 100,000 restricted stock grants granted to him under the employment agreement. Mr. Kanders will also be entitled to acceleration of such vesting on the options and restricted stock grants upon the termination of his employment agreement by us without cause. Furthermore, in the event the employment agreement is terminated by Mr. Kanders due to the occurrence of a change in control or terminated by Armor Holdings without cause,
Mr. Kanders shall be entitled to receive, in one lump sum, within 5 business days of the occurrence of the change in control or his termination by Armor
Holdings without cause, the greater of his base compensation throughout the term of the employment agreement or twice his annual base compensation. A termination for cause will result in the termination of any unvested options and restricted stock grants. In the event Mr. Kanders terminates the employment agreement, other than due to a change in control, all vested options and restricted stock grants granted to Mr. Kanders shall remain subject to the terms of the agreement by which such options and restricted stock grants were issued, and the unvested portion of such options and restricted stock grants shall terminate. A termination of the employment agreement due to Mr. Kanders' death or disability will result in the termination of the unvested portion of the restricted stock awarded pursuant to Mr. Kanders' employment agreement. Mr.
Kanders has also agreed to certain confidentiality and non-competition provisions. Mr. Kanders' employment agreement also contains other provisions that are customary for agreements of this type.

         Effective April 9, 2003, Mr. Kanders was also appointed to serve as our
Chief Executive Officer pursuant to an amendment dated July 26, 2003 to his employment agreement. Pursuant to his employment with Armor Holdings, Mr.
Kanders shall receive a base salary in the amount of $525,000. On July 26, 2003,
Mr. Kanders received from us 200,000 shares of restricted stock pursuant to our
2002 Stock Incentive Plan. Under the terms of the restricted stock award, which were amended in Amendment No. 2 to Mr. Kanders' employment agreement, dated as of November 4, 2003, all of the 200,000 shares of restricted stock will vest on the date the closing price of our common stock on the New York Stock Exchange shall equal $20 per share or more; provided that such $20 price per share is attained on or before July 26, 2006, and maintained for five consecutive trading days; provided, further, that the payment of such restricted stock bonus award will be deferred for a period of five years after the vesting date, subject to certain acceleration provisions. On November 11, 2003, the 200,000 share restricted stock award vested in its entirety; provided that the payment of such restricted stock award was deferred until the earlier of November 11, 2008 and two years of continuous employment by Mr. Kanders with the Company; the delivery of such restricted stock has been accelerated by the Company and were delivered on or about April 26, 2005 less a certain number of shares necessary to pay applicable withholding taxes payable upon receipt of such shares. The restricted shares are subject to a lock-up period through November 11, 2005; upon Mr.
Kanders' voluntary termination of employment with the Company, if the foregoing lock-up period has not yet expired, it shall be extended for an additional five year period; upon a change in control of the Company, the lock-up period that is still in effect in respect of such shares upon the occurrence of such change in control shall terminate. Mr. Kanders also received from us on July 26, 2003
300,000 stock options to purchase our common stock from us at an exercise price of $14.32 per share pursuant to our 2002 Stock Incentive Plan, which stock options were accelerated on March 25, 2005 and are presently exercisable; sales of common stock issued upon an exercise of any such options are subject to the following lock-up restrictions: 100,000 shares will be restricted from sale until each of July 26, 2005 and 2006; in addition, upon Mr. Kanders' voluntary termination of employment with the Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period.
On February 10, 2004, we granted to Mr. Kanders (i) 250,000 stock options to purchase our common stock from us at an exercise price of $28.90 per share pursuant to our 2002 Stock Incentive Plan, which stock options were accelerated on March 25, 2005 and are presently exercisable; sales of common stock issued upon an exercise of any such options are subject to the following lock-up restrictions: 83,333 shares will be restricted from sale until January 1, 2006 and 83,334 shares will be restricted from sale until January 1, 2007; in addition, upon Mr. Kanders' voluntary termination of employment with the
Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period; and (ii) a restricted stock grant of 13,841 shares pursuant to our Stock Incentive Plan of which 4,613 vested on February 9, 2005 and 4,614 vest on each of February 9, 2006 and 2007.
In addition, on January 3, 2005, Mr. Kanders was granted presently exercisable stock options to purchase 150,000 shares at an exercise price of $45.93 per share pursuant to our 2002 Stock Incentive Plan; sales of common stock issued upon an exercise of any such options are subject to the following lock-up restrictions: 50,000 shares will be restricted from sale until January 3, 2006;
50,000 shares will be restricted from sale until January 3, 2007; and 50,000 shares will be restricted from sale until January 3, 2008; in addition, upon Mr.
Kanders' voluntary termination of employment with the Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period. In addition, we granted to Mr. Kanders on February
10, 2005 a restricted stock award of 11,170 shares pursuant to our 2002 Stock
Incentive Plan of which 3,723 vest on each of January 1, 2006 and 2007 and 3,724 shares vest on January 1, 2008. We also granted to Mr. Kanders on March 25, 2005
328,800 stock options to purchase our common stock from us at an exercise price of $37.90 per share pursuant to our 2002 Stock Incentive Plan, which stock options were immediately exercisable upon their grant thereof; sales of common stock issued upon an exercise of any such options are subject to the following lock-up restrictions: 50,000 shares will be restricted from sale until January
1, 2007, 100,000 shares will be restricted from sale until January 1, 2008,
128,800 will be restricted from sale until January 1, 2009, and 50,000 will be restricted from sale until January 1, 2010; in addition, upon Mr. Kanders'
voluntary termination of employment with the Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period. See "Item 13 - Certain Relationships and Related Transactions"
below for a description of compensation paid to an entity controlled by Mr.
Kanders.

         STEPHEN E. CROSKREY

         As of March 7, 2005, we entered into a resignation and severance agreement and general release with Stephen Croskrey (the "Severance Agreement")
pursuant to which Mr. Croskrey (i) resigned as the President and Chief Executive
Officer of our Products Division and from all other positions held by him at our direct and indirect subsidiaries or affiliates; and (ii) released Armor Holdings and its affiliates from any and all Claims (as defined in Mr. Croskrey's
Severance Agreement) and certain other matters through the date of the Severance
Agreement.

         Pursuant to the terms of the Severance Agreement, provided that Mr.
Croskrey is not in breach of the terms of the Severance Agreement, we will make severance payments in the aggregate amount of $337,500, which shall be payable to Mr. Croskrey over a period of 18 months commencing six months after March 7,
2005 in equal amounts in accordance with our payroll practices in effect from time to time for employees generally, and subject to withholding for applicable taxes and other mutually agreed amounts. We will also make a lump sum payment of
$112,500 in September 2005 to an entity controlled by Mr. Croskrey for certain services to be rendered to us.

         In addition, certain options previously granted to Mr. Croskrey became fully vested as of March 7, 2005, and the termination date of certain of such options were extended. Certain options and restricted shares owned by Mr.
Croskrey will be delivered by Mr. Croskrey to Armor Holdings to be held by Armor
Holdings as collateral to secure Mr. Croskrey's obligations under the Severance
Agreement, and Mr. Croskrey granted Armor Holdings a security interest therein in order to secure Mr. Croskrey's obligations under the Severance Agreement.

         Mr. Croskrey's Severance Agreement also contains certain
confidentiality and non-competition provisions, medical and group term life insurance benefits and other provisions that are customary for agreements of this type.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 2004, none of the members of the Company's Compensation
Committee, (i) served as an officer or employee of the Company or its subsidiaries, (ii) was formerly an officer of the Company or its subsidiaries or
(iii) entered into any transactions with the Company or its subsidiaries. During fiscal 2004, none of our executive officers (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the Company's Compensation
Committee, (ii) served as director of another entity, one of whose executive officers served on the Company's Compensation Committee, or (iii) served as member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The table below shows the number of options and range of exercise prices the Company granted to various employees and directors during our fiscal year ended December 31, 2004 under our 1999 Stock Incentive Plan and Amended and
Restated 2002 Stock Incentive Plan (the "2002 Stock Incentive Plan").

  PLAN NAME                        NUMBER OF GRANTS        GRANT PRICE RANGES
------------------------------   --------------------    -----------------------

------------------------------   --------------------    -----------------------
  1999 Stock Incentive Plan              28,000              $33.04 - $33.92
  2002 Stock Incentive Plan             951,000              $28.46 - $41.85

         The following table sets forth certain information regarding our equity plans at December 31, 2004.

                                                                                                        (C)
                                               (A)
                                                                       (B)
                                            Number of
                                        securities to be                                  Number of securities remaining
                                           issued upon           Weighted-average          available for future issuance
                                           exercise of          exercise price of         under equity compensation plans
                                           outstanding             outstanding          (excluding securities reflected in
                                        options, warrants       options, warrants                   column (A))
Plan Category                              and rights               and rights
----------------------------------     --------------------     -------------------     ------------------------------------

Equity compensation plans
approved by security holders               2,898,516                  $23.08                         1,648,012

Equity compensation plans not
approved by security holders                 260,000                  $23.93                             0
                                       --------------------
Total                                      3,158,516
                                       ====================

         The table below shows the number of options and range of exercise prices we granted to various employees and directors during our quarter ended
March 31, 2005 under our 1999 Stock Incentive Plan and 2002 Stock Incentive
Plan.

  PLAN NAME                        NUMBER OF GRANTS        GRANT PRICE RANGES
------------------------------   --------------------    -----------------------

------------------------------   --------------------    -----------------------
  1999 Stock Incentive Plan               130,000            $37.90 - $44.76
  2002 Stock Incentive Plan             1,300,000            $37.90 - $45.93

         The following table sets forth certain information regarding our equity plans at March 31, 2005.

                                               (A)                     (B)                           (C)
                                            Number of
                                        securities to be
                                           issued upon           Weighted-average         Number of securities remaining
                                           exercise of          exercise price of          available for future issuance
                                           outstanding             outstanding            under equity compensation plans
                                        options, warrants       options, warrants       (excluding securities reflected in
Plan Category                              and rights               and rights                      column (A))
----------------------------------     --------------------     -------------------     ------------------------------------

Equity compensation plans
approved by security holders               4,220,026                  $29.76                          156,345

Equity compensation plans not
approved by security holders                 160,000                  $23.93                             0
                                       --------------------
Total                                      4,380,026
                                       ====================

         Certain of the unvested stock options previously granted to employees were accelerated on March 25, 2005, are presently exercisable and are subject to lock-up restrictions of varying durations. In addition, on March 25, 2005, the
Company accelerated the issuance of certain stock options that the Company would have awarded in the future to Mr. Kanders, Mr. Schiller, Mr. Heiar, Mr. Mecredy,
Mr. Scott O'Brien and Mr. Gary Allen. The newly awarded stock options were vested upon issuance, are presently exercisable and are subject to lock-up restrictions of varying durations which coincide with the original vesting schedules. For more information regarding the recently accelerated stock options, please see the section labeled "Executive Compensation".

         We have two non-qualified equity plans, the 2002 Executive Stock Plan and the 1998 Stock Option Plan, that have not been approved by stockholders. The
2002 Executive Stock Plan provides for the grant of a total of 470,000 stock options and stock awards to our key employees. The Board of Directors, or a committee designated by the Board consisting of two or more independent directors, is authorized to set the price and terms and conditions of the options and awards granted under the 2002 Executive Stock Plan. Options under the 2002 Executive Stock Plan are substantially the same as the 2002 Stock
Incentive Plan except that we may only grant non-qualified stock options under the 2002 Executive Stock Plan. The 2002 Executive Stock Plan was adopted on
March 13, 2002 and all shares available for grant under the 2002 Executive Stock
Plan were granted to our executive officers on March 13, 2002.

         The 1998 Stock Option Plan provides for the grant of a total of 725,000 stock options to our key employees. The Board of Directors, or a committee designated by the Board consisting of two or more independent directors, is authorized to set the price and terms and conditions of the options granted under the 1998 Stock Option Plan. Options under the 1998 Stock Option Plan are substantially the same as the Amended and Restated 1996 Stock Option Plan except that we may only grant non-qualified stock options under the 1998 Stock Option
Plan. The 1998 Stock Option Plan was adopted on December 7, 1998 and all shares available for grant under the 1998 Stock Option Plan were granted to our executive officers effective January 1, 1999 or, if later, the renewal date of their respective employment agreements.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of April 27, 2005 the number of shares and percentage of our common stock owned by (i) each person known to the
Company to beneficially own five percent or more of the Company's common stock,
(ii) each of the Company's directors, (iii) each of our Named Executive
Officers, and (iv) our executive officers and directors as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.
Unless otherwise indicated, the address of each person named in the table below is c/o Armor Holdings, Inc., 13386 International Parkway, Jacksonville, Florida
32218.

                                                                        Amount and
                                                                        nature of
                                                                        beneficial
Name                                                                   ownership (1)         Percentage (16)
----                                                                   -------------         ---------------

Warren B. Kanders and Kanders Florida Holdings, Inc. (2)                    3,879,113            10.7%

T. Rowe Price Associates, Inc. (3)                                          2,813,300             8.1%

FleetBoston Financial Corporation (4)                                       2,065,005             6.0%

Friess Associates LLC (5)                                                   1,768,900             5.1%

Robert R. Schiller (6)                                                        916,705             2.6%

Stephen Croskrey (7)                                                          249,423                *

Nicholas Sokolow (8)                                                          188,291                *

Burtt R. Ehrlich (9)                                                          113,880                *

Thomas W. Strauss (10)                                                        128,591                *

David R. Haas (11)                                                              9,375                *

Glenn J. Heiar (12)                                                           270,692                *

Deborah A. Zoullas (13)                                                        37,169                *

Robert F. Mecredy (14)                                                        227,424                *

All directors and executive officers as a group (12 persons) (15)           6,356,840            16.8%

* Less than 1%.

(1) As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of April 27,
2005.

(2) The amount of securities reported as beneficially owned includes: (i)
2,098,395 shares held by Kanders Florida Holdings, Inc., of which Mr. Kanders is the sole stockholder and sole director and (ii) 117,100 shares of restricted stock sales of which will be restricted until November 11, 2005; upon Mr.
Kanders' voluntary termination of employment with the Company, if the foregoing lock-up period has not yet expired, it shall be extended for an additional five year period; upon a change in control of the Company, any lock-up release period that is still in effect in respect of such shares upon the occurrence of such change in control shall terminate. The amount of securities reported as beneficially owned also includes presently exercisable stock options to purchase: (i) 328,800 shares at an exercise price of $37.90 per share; sales of common stock issued upon an exercise of any such options will be subject to the following lock-up restrictions: 50,000 shares will be restricted from sale until
January 1, 2007; 100,000 shares will be restricted from sale until January 1,
2008; 128,800 shares will be restricted from sale until January 1, 2009; and
50,000 shares will be restricted from sale until January 1, 2010; in addition, upon Mr. Kanders' voluntary termination of employment with the Company, if the foregoing lock-up periods have not yet expired, they shall each be extended for an additional five year period; (ii) 110,000 shares at an exercise price of
$23.93 per share; (iii) 225,000 shares at an exercise price of $24.07 per share;
(iv) 250,000 shares at an exercise price of $24.07 per share; sales of common stock issued upon an exercise of any such options will be restricted from sale until December 31, 2006; in addition, upon Mr. Kanders' voluntary termination of employment with the Company, if the foregoing lock-up period has not yet expired, it shall be extended for an additional five year period; (v) 100,000 shares at an exercise price of $14.32 per share; (vi) 200,000 shares at an exercise price of $14.32 per share; sales of common stock issued upon an exercise of any such options are

subject to the following lock-up restrictions: 100,000 shares will be restricted from sale until July 26, 2005, and 100,000 shares will be restricted from sale until July 26, 2006; in addition, upon Mr. Kanders' voluntary termination of employment with the Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period; (vii) 8,125 shares at an exercise price of $14.44 per share; (viii) 83,333 shares at an exercise price of $28.90 per share; (ix) 166,667 shares at an exercise price of
$28.90 per share; sales of common stock issued upon an exercise of any such options are subject to the following lock-up restrictions: 83,333 shares will be restricted from sale until January 1, 2006, and 83,334 shares will be restricted from sale until January 1, 2007; in addition, upon Mr. Kanders' voluntary termination of employment with the Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period;
and (x) 150,000 shares at an exercise price of $45.93 per share; sales of common stock issued upon an exercise of any such options are subject to the following lock-up restrictions: 50,000 shares will be restricted from sale until January
3, 2006; 50,000 shares will be restricted from sale until January 3, 2007; and
50,000 shares will be restricted from sale until January 3, 2008; in addition, upon Mr. Kanders' voluntary termination of employment with the Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period. The amount of securities reported as beneficially owned excludes: (i) 9,228 shares of common stock awarded to the reporting person by the issuer as a restricted stock award, of which 4,614 shares vest on each of February 9, 2006, and February 9, 2007; (ii) 11,170 shares of common stock awarded to the reporting person by the issuer as a restricted stock award, of which 3,723 shares vest on each of January 1, 2006 and 2007, and 3,724 shares vest on January 1, 2008; and (iii) 4,760 shares held for the benefit of Mr. Kanders' children.

(3) This information has been obtained from Schedule 13G/A filed by T. Rowe
Price Associates, Inc. on February 15, 2005. The address of T. Rowe Price
Associates, Inc. is 100 E. Pratt Street, Baltimore, MD 21202.

(4) This information has been obtained from the Schedule 13G filed by
FleetBoston Financial Corporation on February 13, 2004. The address of
FleetBoston Financial Corporation is 100 Federal Street, Boston, MA 02110.

(5) This information has been obtained from Schedule 13G filed by Friess
Associates LLC on February 14, 2005. The address of Friess Associates LLC is 115
E. Snow King, Jackson, WY 83001.

(6) The amount of securities reported as beneficially owned includes 95,325 shares of restricted stock sales of which will be restricted until November 11,
2005; upon Mr. Schiller's voluntary termination of employment with the Company, if the foregoing lock-up period has not yet expired, it shall be extended for an additional five year period; upon a change in control of the Company, any lock-up release period that is still in effect in respect of such shares upon the occurrence of such change in control shall terminate. The amount of securities reported as beneficially owned also includes presently exercisable stock options to purchase: (i) 219,200 shares at an exercise price of $37.90 per share; sales of common stock issued upon an exercise of any such options will be subject to the following lock-up restrictions: 33,333 shares will be restricted from sale until January 1, 2007; 66,666 shares will be restricted from sale until January 1, 2008; 85,867 shares will be restricted from sale until January
1, 2009; and 33,334 shares will be restricted from sale until January 1, 2010;
in addition, upon Mr. Schiller's voluntary termination of employment with the
Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period; (ii) 50,000 shares at an exercise price of $23.93 per share; (iii) 66,666 shares at an exercise price of
$17.12 per share; (iv) 133,334 shares at an exercise price of $17.12 per share;
sales of common stock issued upon an exercise of any such options are subject to the following lock-up restrictions: 66,667 shares will be restricted from sale until October 8, 2005, and 66,667 shares will be restricted from sale until
October 8, 2006; in addition, upon Mr. Schiller's voluntary termination of employment with the Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period; (v) 100,694 shares at an exercise price of $15.05 per share; (vi) 50,000 shares at an exercise price of $15.05 per share; sales of common stock issued upon an exercise of any such options will be restricted from sale until December 31,
2005; in addition, upon Mr. Schiller's voluntary termination of employment with the Company, if the foregoing lock-up period has not yet expired, it shall be extended for an additional five year period; and (vii) 100,000 shares at an exercise price of $45.93 per share; sales of common stock issued upon an exercise of any such options are subject to the following lock-up restrictions:
33,333 shares will be restricted from sale until January 3, 2006; 33,333 shares will be restricted from sale until January 3, 2007; and 33,334 shares will be restricted from sale until January 3, 2008; in addition, upon Mr. Schiller's voluntary termination of employment with the Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period. The amount of securities reported as beneficially owned excludes: (i) 11,170 shares of restricted stock 3,723 shares of which will vest on each of

January 1, 2006 and 2007, and 3,724 shares of which will vest on
January 1, 2008; and (ii) 6,921 shares of restricted stock which vests on
February 9, 2007.

(7) Mr. Croskrey, our former President and CEO, Products Division, terminated his employment with the Company effective March 7, 2005, and the information contained in this table is as of that date. The amount of securities reported as beneficially owned also includes presently exercisable stock options to purchase 10,000 share at an exercise price of $44.76 per share. The amount of securities reported as beneficially owned excludes: (i) 2,851 shares of restricted stock which will vest on December 31, 2006 and (ii) 1,954 shares of restricted stock which will vest on March 7, 2008.

(8) The amount of securities reported as beneficially owned also includes presently exercisable stock options to purchase: (i) 9,000 shares at an exercise price of $3.75 per share; (ii) 10,000 shares at an exercise price of $9.6875 per share, (iii) 10,000 shares at an exercise price of $13.1875 per share, (iv)
12,500 shares at an exercise price of $14.44 per share, (v) 12,500 shares at an exercise price of $24.07 per share, (vi) 15,000 shares at an exercise price of
$14.32 per share, and (vii) 9,375 shares at an exercise price of $35.40 per share. Also includes 60,000 shares owned by S.T. Investors Fund, LLC, a limited liability company of which Mr. Sokolow is a member, 10,000 shares owned by Mr.
Sokolow's profit sharing plan and 11,200 shares held for the benefit of Mr.
Sokolow's children and of which Mr. Sokolow disclaims beneficial ownership. The amount of securities reported as beneficially owned excludes stock options to purchase 3,125 shares at an exercise price of $35.40 which vests on June 30,
2005.

(9) The amount of securities reported as beneficially owned also includes presently exercisable stock options to purchase: (i) 12,500 shares at an exercise price of $24.07 per share and (ii) 9,375 shares at an exercise price of
$35.40 per share. Excludes: (i) 5,000 shares owned by Mr. Ehrlich's children;
(ii) 6,500 shares in trust for the benefit of his children, of which Mr.
Ehrlich's spouse is trustee; and (iii) 400 shares owned by Mr. Ehrlich's spouse's individual retirement account of which Mr. Ehrlich disclaims beneficial ownership. The amount of securities reported as beneficially owned also excludes stock options to purchase 3,125 shares at an exercise price of $35.40 per share which vest on June 30, 2005.

(10) The amount of securities reported as beneficially owned also includes presently exercisable stock options to purchase: (i) 46,591 shares at an exercise price of $7.50 per share (ii) 10,000 shares at an exercise price of
$9.6875 per share, (iii) 10,000 shares at an exercise price of $13.1875 per share, (iv) 12,500 shares at an exercise price of $14.44 per share, (v) 12,500 shares at an exercise price of $24.07 per share, (vi) 12,000 shares at an exercise price of $14.32 per share, and (vii) 9,375 shares at an exercise price of $35.40 per share. The amount of securities reported as beneficially owned excludes stock options to purchase 3,125 shares at an exercise price of $35.40 which vests on June 30, 2005.

(11) The amount of securities reported as beneficially owned includes presently exercisable stock options to purchase 9,375 shares at an exercise price of $35.40. The amount of securities reported as beneficially owned excludes stock options to purchase 3,125 shares at an exercise price of $35.40 which vests on June 30, 2005.

(12) The amount of securities reported as beneficially owned also includes presently exercisable stock options to purchase: (i) 75,000 shares at an exercise price of $37.90 per share; sales of common stock issued upon an exercise of any such options will be subject to the following lock-up restrictions: 6,250 shares will be restricted from sale until January 1, 2008;
12,500 shares will be restricted from sale until January 1, 2009; 18,750 shares will be restricted from sale until January 1, 2010; 18,750 shares will be restricted from sale until January 1, 2011; 12,500 shares will be restricted from sale until January 1, 2012; and 6,250 shares will be restricted from sale until January 1, 2013; in addition, upon Mr. Heiar's voluntary termination of employment with the Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period; (ii) 20,000 shares at an exercise price of $28.46; (iii) 80,000 shares at an exercise price of $28.46; sales of common stock issued upon an exercise of any such options are subject to the following lock-up restrictions: 20,000 shares will be restricted from sale until March 11, 2006; 20,000 shares will be restricted from sale until
March 11, 2007; 20,000 shares will be restricted from sale until March 11, 2008;
and 20,000 shares will be restricted from sale until March 11, 2009; in addition, upon Mr. Heiar's voluntary termination of employment with the Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period; (iv) 54,391 shares at an exercise price of $21.75; and (v) 25,000 shares at an exercise price of $44.76; sales of common stock issued upon an exercise of any such options will be subject to the following lock-up restrictions: all of the shares will be restricted from sale for two years from February 10, 2005 (the "Vesting Date"), 75% of the shares will be restricted from sale for three years from the Vesting Date, 50% of the shares will be restricted from sale

for four years from the Vesting Date, and 25% of the shares will be restricted from sale for five years from the Vesting Date. The amount of securities reported as beneficially owned excludes: (i) 1,954 shares of restricted stock of which 651 will vest on each of January 1, 2006 and 2007, and 652 shares of which will vest on January 1, 2008; (ii) 25,000 shares of restricted stock which will vest upon a change of control of the Company; (iii) 2,000 shares of restricted stock which vests on December 31, 2005; and (iv) 1,520 shares of restricted stock which vests on December 31, 2006.

(13) The amount of securities reported as beneficially owned also includes presently exercisable stock options to purchase: (i) 15,794 shares at an exercise price of $13.98; (ii) 12,000 shares at an exercise price of $14.32 per share, and (iii) 9,375 shares at an exercise price of $35.40 per share. The amount of securities reported as beneficially owned excludes stock options to purchase 3,125 shares at an exercise price of $35.40 per share which vest on
June 30, 2005.

(14) Includes stock options to purchase: (i) 8,333 shares at an exercise price of $23.09 which are presently exercisable; (ii) 66,667 shares at an exercise price of $17.12 which are presently exercisable; sales of common stock issued upon an exercise of any such options are subject to the following lock-up restrictions: 33,333 shares will be restricted from sale until October 8, 2005, and 33,334 shares will be restricted from sale until October 8, 2006; in addition, upon Mr. Mecredy's voluntary termination of employment with the
Company, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period; (iii) 75,000 shares at an exercise price of $44.76 which are presently exercisable; sales of common stock issued upon an exercise of any such options will be subject to the following lock-up restrictions: all of the shares will be restricted from sale for two years from February 10, 2005 (the "Vesting Date"), 75% of the shares will be restricted from sale for three years from the Vesting Date, 50% of the shares will be restricted from sale for four years from the Vesting Date, and 25% of the shares will be restricted from sale for five years from the Vesting Date;
and (iv) 75,000 shares at an exercise price of $37.90 which are presently exercisable; sales of common stock issued upon an exercise of any such options will be subject to the following lock-up restrictions: 6,250 shares will be restricted from sale until January 1, 2008; 12,500 shares will be restricted from sale until January 1, 2009; 18,750 shares will be restricted from sale until January 1, 2010; 18,750 shares will be restricted from sale until January
1, 2011; 12,500 shares will be restricted from sale until January 1, 2012; and
6,250 shares will be restricted from sale until January 1, 2013; in addition, upon the Mr. Mecredy's voluntary termination of employment with the Company, or termination for cause, any of the foregoing lock-up periods which have not yet expired shall be extended for an additional five year period. Excluded are the following unvested grants of restricted stock: (i) 3,351 shares of which 1,117 shares will vest on each of January 1, 2006, January 1, 2007, and January 1,
2008; (ii) 25,000 shares which will vest upon a change of control of the
Company; (iii) 2,400 shares which will vest on December 31, 2005; and (iv) 1,900 shares which will vest on December 31, 2006.

(15) See footnotes (2) and (6) through (14).

(16) Percent is based on 34,535,765 shares of common stock outstanding as of
April 27, 2005.

         The Company is not aware of any material proceedings to which any of the Company's directors, executive officers, affiliates of the foregoing persons or any security holder, including any owner of record or beneficial owner of more than 5% of any class of the Company's voting securities, is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective as of January 1, 2003, we entered into a Transportation
Services Agreement with Kanders Aviation, LLC, an entity controlled by Mr.
Kanders. Pursuant to the terms of the Transportation Services Agreement and upon our request, Kanders Aviation may, in its sole discretion, provide us with air transportation services via certain aircraft. We intend to use the air transportation services provided by Kanders Aviation, LLC only to the extent we require air transportation services when our leased airplane is otherwise being utilized by us. The Transportation Services Agreement will remain in effect indefinitely until terminated by written notice by either party thereto to the other party thereto. During the term of the Transportation Services Agreement, we will reimburse Kanders Aviation in an amount equal to the fair market value of the air transportation services provided by Kanders Aviation to us and any additional expenses incurred by Kanders Aviation in connection with such air transportation services.

         We also agreed to reimburse Kanders & Co., a corporation controlled by our Chairman of the Board and Chief Executive Officer, for the full cost of maintaining his principal office in Stamford, Connecticut or such other location as Mr. Kanders may determine, including, without limitation, costs for rent, utilities, secretarial services, information services, transportation services and similar office-related expenses ("Office Reimbursement Expenses") consistent with prior reimbursements to Kanders & Co. During fiscal 2004, we reimbursed
Kanders & Co. for Office Reimbursement Expenses in the aggregate amount of
$369,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Aggregate fees for professional services rendered for Armor Holdings by
PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2004 and 2003 were:

                                                2004               2003
                                                ----               ----
Audit Fees                                $1,949,801         $2,011,781
Audit Related Fees                           492,296            268,697
Tax Fees                                     343,090            690,014
All Other Fees                                10,000                 --
                                         -----------        -----------
Total                                     $2,795,187         $2,970,492
                                         ===========        ===========

AUDIT FEES

         The Audit Fees for the fiscal years ended December 31, 2004 and 2003, respectively, were for professional services rendered for the audit of our consolidated financial statements for the fiscal years ended December 31, 2004 and 2003, as applicable, and for the review of our consolidated financial statements included in our quarterly reports on Form 10-Q for fiscal 2004 and
2003, as applicable. In addition, Audit Fees for both fiscal years 2004 and 2003 also includes fees for services rendered to us by PricewaterhouseCoopers LLP for statutory and subsidiary audits, issuance of comfort letters, consents and assistance with review of documents filed with the Commission aggregating
$652,016 and $762,300 in fiscal years 2004 and 2003, respectively. Additionally,
Audit Fees for 2003 include $319,542 for income tax provision procedures.

AUDIT RELATED FEES

         The Audit Related Fees as of the fiscal years ended December 31, 2004 and 2003, respectively, were for assurance and related services related to employee benefit plan audits and due diligence related to mergers and acquisitions.

TAX FEES

         Tax Fees as of the fiscal years ended December 31, 2004 and 2003, respectively, were for services related to tax compliance, including the preparation of tax returns and claims for refund, tax planning and advice, including assistance with and representation in tax audits and appeals, advice related to mergers and acquisitions, tax services for employee benefit plans, and requests for rulings or technical advice from tax authorities.

ALL OTHER FEES

         All Other Fees for the fiscal year ended December 31, 2004 were for equity compensation plan consultations and our subscription to an Internet-based accounting research tool. There were no fees incurred for All Other Fees for the fiscal year ended December 31, 2003. Auditor Independence

         The Audit Committee has considered the non-audit services provided by
PricewaterhouseCoopers LLP and determined that the provision of such services had no effect on PricewaterhouseCoopers LLP's independence from Armor Holdings.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)  None.

(b)  Exhibits

         The following Exhibits are hereby filed as part of this Annual Report on Form 10-K/A:

EXHIBIT NO. DESCRIPTION

31.1     Certification of Principal Executive Officer, as required by Rule
         13a-14(a) of the Securities Exchange Act of 1934.

31.2     Certification of Principal Financial Officer, as required by Rule
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
                                                     ---------------------------
                                                     Warren B. Kanders
                                                     Chairman of the Board of
                                                     Directors and Chief
                                                     Executive Officer
                                                     Dated: May 2, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Warren B. Kanders
-----------------------------------
Warren B. Kanders
Chairman of the Board of Directors
and Chief Executive Officer
Dated: May 2, 2005

/s/ Glenn J. Heiar                                   /s/ Nicholas Sokolow
-----------------------------------                  ---------------------------
Glenn J. Heiar                                       Nicholas Sokolow
Chief Financial Officer                              Director
(Principal Financial Officer and                     Dated: May 2, 2005
Principal Accounting Officer)
Dated: May 2, 2005

/s/ Burtt R. Ehrlich                                 /s/ Thomas W. Strauss
-----------------------------------                  ---------------------------
Burtt R. Ehrlich                                     Thomas W. Strauss
Director                                             Director
Dated: May 2, 2005                                   Dated: May 2, 2005

/s/ David R. Haas                                    /s/ Deborah A. Zoullas
-----------------------------------                  ---------------------------
David R. Haas                                        Deborah A. Zoullas
Director                                             Director
Dated: May 2, 2005                                   Dated: May 2, 2005

