Form 10-K/A
period 2004-12-31
ARMOR HOLDINGS INC
filed 2005-05-27
CIK 845752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                  FORM 10-K/A-2
                                (AMENDMENT NO. 2)

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

     The number of shares of the Registrant's Common Stock outstanding as of May
25, 2005 was 34,549,995.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

REASONS FOR FILING AMENDMENT TO FORM 10-K/A

     We are filing this Form 10-K/A-2 (Amendment No. 2) to eliminate all references to Mr. Gary Allen who was inadvertently included in the Form 10-K/A
(Amendment No. 1) as an executive officer of the Registrant. The following disclosure shall replace and supersede the similar disclosure previously filed with the Securities and Exchange Commission in the Form 10-K/A (Amendment No.
1).

                                TABLE OF CONTENTS

                                                                     Page Number
                                                                     -----------

PART III  Item 10. Directors and Executive Officers of the Registrant     4

          Item 12. Security Ownership of Certain Beneficial Owners        5
                   and Management and Related Stockholder Matters

PART IV   Item 15. Exhibits, Financial Statements and Schedules          11

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

     The following table sets forth the name, age and position of each of the
Company's current executive officers. The Company's executive officers are appointed by and serve at the discretion of the Board of Directors of the
Company.



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


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

PLAN NAME                        NUMBER OF GRANTS         GRANT PRICE RANGES
---------------------------  ------------------------  -----------------------
---------------------------  ------------------------  -----------------------
1999 Stock Incentive Plan              28,000              $33.04 - $33.92
2002 Stock Incentive Plan             951,000              $28.46 - $41.85

     The following table sets forth certain information regarding our equity plans at December 31, 2004.



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
                                    outstanding           outstanding          under equity compensation plans
                                 options, warrants     options, warrants     (excluding securities reflected in
Plan Category                       and rights             and rights                    column (A))
-----------------------------   --------------------   -------------------   ------------------------------------

Equity compensation plans
approved by security holders        2,898,516                $23.08                       1,648,012

Equity compensation plans not
approved by security holders          260,000                $23.93                           0
                                --------------------

Total                               3,158,516
                                ====================


     The table below shows the number of options and range of exercise prices we granted to various employees and directors during our quarter ended March 31,
2005 under our 1999 Stock Incentive Plan and 2002 Stock Incentive Plan.

PLAN NAME                       NUMBER OF GRANTS          GRANT PRICE RANGES
----------------------------  ---------------------   --------------------------
----------------------------  ---------------------   --------------------------

1999 Stock Incentive Plan            130,000                $37.90 - $44.76
2002 Stock Incentive Plan          1,300,000                $37.90 - $45.93

     The following table sets forth certain information regarding our equity plans at March 31, 2005.



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
                                      outstanding         outstanding         under equity compensation plans
                                   options, warrants   options, warrants    (excluding securities reflected in
Plan Category                         and rights           and rights                   column (A))
--------------------------------  -------------------  -------------------  ------------------------------------

Equity compensation plans
approved by security holders          4,220,026              $29.76                       156,345

Equity compensation plans not
approved by security holders            160,000              $23.93                          0
                                  -------------------

Total                                 4,380,026
                                  ===================


     Certain of the unvested stock options previously granted to employees were accelerated on March 25, 2005, are presently exercisable and are subject to lock-up restrictions of varying durations. In addition, on March 25, 2005, the
Company accelerated the issuance of certain stock options that the Company would have awarded in the future to Mr. Kanders, Mr. Schiller, Mr. Heiar, Mr. Mecredy and Mr. Scott O'Brien. The newly awarded stock options were vested upon issuance, are presently exercisable and are subject to lock-up restrictions of varying durations which coincide with the original vesting schedules. For more information regarding the recently accelerated stock options, please see the section labeled "Executive Compensation".

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



                                                                     Amount and
                                                                     nature of
                                                                     beneficial
Name                                                                ownership (1)     Percentage (16)
----                                                                -------------     ---------------

Warren B. Kanders and Kanders Florida Holdings, Inc. (2)              3,879,113            10.7%

T. Rowe Price Associates, Inc. (3)                                    2,813,300             8.1%

FleetBoston Financial Corporation (4)                                 2,065,005             6.0%

Friess Associates LLC (5)                                             1,768,900             5.1%

Robert R. Schiller (6)                                                  916,705             2.6%

Stephen Croskrey (7)                                                    249,423                *

Nicholas Sokolow (8)                                                    188,291                *

Burtt R. Ehrlich (9)                                                    113,880                *

Thomas W. Strauss (10)                                                  128,591                *

David R. Haas (11)                                                        9,375                *

Glenn J. Heiar (12)                                                     270,692                *

Deborah A. Zoullas (13)                                                  37,169                *

Robert F. Mecredy (14)                                                  227,424                *

All directors and executive officers as a group (11 persons) (15)     6,222,580            16.5%
* Less than 1%.


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

                                       10

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)  None.

(b)  Exhibits

     The following Exhibits are hereby filed as part of this Annual Report on
Form 10-K/A-2 (Amendment No. 2):

EXHIBIT NO. DESCRIPTION

31.1      Certification of Principal Executive Officer, as required by Rule
          13a-14(a) of the Securities Exchange Act of 1934.

31.2      Certification of Principal Financial Officer, as required by Rule
          13a-14(a) of the Securities Exchange Act of 1934.

                                       11

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
                                        Dated: May 27, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Warren B. Kanders
------------------------------------
Warren B. Kanders
Chairman of the Board of Directors
and Chief Executive Officer
Dated: May 27, 2005

/s/ Glenn J. Heiar                          /s/ Nicholas Sokolow
------------------------------------        -----------------------------------
Glenn J. Heiar                              Nicholas Sokolow
Chief Financial Officer                     Director
(Principal Financial Officer and            Dated: May 27, 2005
Principal Accounting Officer)
Dated: May 27, 2005

/s/ Burtt R. Ehrlich                        /s/ Thomas W. Strauss
------------------------------------        -----------------------------------
Burtt R. Ehrlich                            Thomas W. Strauss
Director                                    Director
Dated: May 27, 2005                         Dated: May 27, 2005

/s/ David R. Haas                           /s/ Deborah A. Zoullas
---------------------------                 ------------------------------------
David R. Haas                               Deborah A. Zoullas
Director                                    Director
Dated: May 27, 2005                         Dated: May 27, 2005

                                 EXHIBIT INDEX

EXHIBIT NO. DESCRIPTION

31.1      Certification of Principal Executive Officer, as required by Rule
          13a-14(a) of the Securities Exchange Act of 1934.

31.2      Certification of Principal Financial Officer, as required by Rule
          13a-14(a) of the Securities Exchange Act of 1934.