Form 10-Q
period 2005-06-30
ARMOR HOLDINGS INC
filed 2005-07-27
CIK 845752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

             -------------------------------------------------------

                                    FORM 10-Q

             -------------------------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005, or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                   FOR THE TRANSITION PERIOD FROM      TO     .
                                                  ----    ----

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
                                       ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X  No
                                                ---    ---

The number of shares outstanding of the registrant's Common Stock as of July 25,
2005 is 34,562,910.

                              ARMOR HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                            Page
PART I  - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS ....................................  3

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......... 33

         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK...................................... 53

         ITEM 4.    CONTROLS AND PROCEDURES.................................. 55

PART II - OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS........................................ 56

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of
Armor Holdings, Inc. and its wholly-owned subsidiaries include all adjustments which management considers necessary for a fair presentation of operating results and financial position as of June 30, 2005 and for the three month and six month periods ended June 30, 2005 and June 30, 2004.

     These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on
Form 10-K and amendments thereto for the fiscal year ended December 31, 2004.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)



                                                                  JUNE 30, 2005        DECEMBER 31, 2004
                                                                   (UNAUDITED)                *
                                                                  -------------        -----------------

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                    $       92,317        $       421,209
    Short-term investment securities                                    376,525                      -
    Accounts receivable (net of allowance for
      doubtful accounts of $3,325 and $3,077)                           177,870                175,452
    Inventories                                                         208,746                176,208
    Prepaid expenses and other current assets                            49,618                 46,935
                                                                 --------------        ---------------
        Total current assets                                            905,076                819,804

PROPERTY AND EQUIPMENT (net of
  accumulated depreciation of $32,016 and
  $27,917)                                                               77,475                 77,307

GOODWILL (net of accumulated amortization
  of $4,024 and $4,024)                                                 265,018                262,013

PATENTS, LICENSES AND TRADEMARKS
  (net of accumulated amortization of $10,904 and $6,830)               108,483                112,459

OTHER ASSETS                                                             19,272                 20,768
                                                                 --------------        ---------------
TOTAL ASSETS                                                     $    1,375,324        $     1,292,351
                                                                 ==============        ===============


                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(IN THOUSANDS, EXCEPT FOR SHARE DATA)



                                                                   JUNE 30, 2005              DECEMBER 31, 2004
                                                                    (UNAUDITED)                       *
                                                                   -------------              -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                 $        424               $         621
    Short-term debt                                                        346,678                     343,756
    Accounts payable                                                        86,659                      69,601
    Accrued expenses and other current liabilities                         100,675                     107,247
    Income taxes payable                                                     7,711                       9,001
                                                                      ------------               -------------
        Total current liabilities                                          542,147                     530,226

LONG-TERM LIABILITIES:
    Long-term debt, less current portion                                   157,639                     156,751
    Other long-term liabilities                                              1,997                       1,951
    Deferred income taxes                                                   41,210                      38,227
                                                                      ------------               -------------
         Total liabilities                                                 742,993                     727,155

COMMITMENTS AND CONTINGENCIES
   (NOTE 12)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized; no shares issued and outstanding                               -                           -
   Common stock, $.01 par value; 75,000,000 and
      75,000,000 shares authorized; 40,616,192 and
      40,133,870 issued and 34,555,970 and
      34,073,648 outstanding at June 30, 2005
      and December 31, 2004, respectively                                      407                         402
    Additional paid-in capital                                             507,559                     504,809
    Retained earnings                                                      193,925                     125,481
    Accumulated other comprehensive income                                   2,757                       6,821
    Treasury stock                                                         (72,317)                    (72,317)
                                                                      ------------               -------------
          Total stockholders' equity                                       632,331                     565,196
                                                                      ------------               -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                             $  1,375,324               $   1,292,351
                                                                      ============               =============


                 * Condensed from audited financial statements.
            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                            THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                     JUNE 30, 2005        JUNE 30, 2004         JUNE 30, 2005      JUNE 30, 2004
                                                     -------------        -------------         -------------      -------------

REVENUES:

  Aerospace & Defense                                   $ 256,688           $ 129,773             $ 517,158          $ 210,781
  Products                                                 76,805              65,743               145,363            119,583
  Mobile Security                                          38,149              28,188                74,086             54,968
                                                        ---------           ---------             ---------          ---------
  Total revenues                                          371,642             223,704               736,607            385,332

COSTS AND EXPENSES:
  Cost of revenues                                        275,840             157,246               549,495            271,314
  Selling, general and administrative expenses             35,534              23,386                69,350             46,637
  Amortization                                              2,038                 973                 4,076              1,953
  Integration                                                 834                 802                 1,634              1,483
  Other charges                                                 -               7,321                     -              7,321
                                                        ---------           ---------             ---------          ---------

OPERATING INCOME                                           57,396              33,976               112,052             56,624

  Interest expense, net                                     1,514               2,057                 3,759              3,785
  Other income, net                                       (3,093)               (390)               (1,970)              (275)
                                                        ---------           ---------             ---------          ---------

INCOME FROM CONTINUING
   OPERATIONS BEFORE PROVISION
   FOR INCOME TAXES                                        58,975              32,309               110,263             53,114
PROVISION FOR INCOME TAXES                                 21,560              14,588                41,819             22,765
                                                        ---------           ---------             ---------          ---------
INCOME FROM CONTINUING                                     37,415              17,721                68,444             30,349
   OPERATIONS
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS (NOTE 2), NET OF TAX                               -                 100                     -               (38)
                                                        ---------           ---------             ---------          ---------
NET INCOME                                              $  37,415           $  17,821             $  68,444          $  30,311
                                                        =========           =========             =========          =========

NET INCOME PER COMMON SHARE -
   BASIC
INCOME FROM CONTINUING
   OPERATIONS                                           $    1.09           $    0.60             $     1.99         $    1.04
INCOME FROM DISCONTINUED
   OPERATIONS                                                0.00                0.00                   0.00              0.00
                                                        ---------           ---------             ----------         ---------
BASIC EARNINGS PER SHARE                                $    1.09           $    0.60             $     1.99         $    1.04
                                                        =========           =========             =========          =========


            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                        THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                JUNE 30, 2005        JUNE 30, 2004        JUNE 30, 2005         JUNE 30, 2004
                                                -------------        -------------        -------------         -------------

NET INCOME PER COMMON SHARE
   - DILUTED
INCOME FROM CONTINUING
   OPERATIONS                                       $  1.05             $  0.57               $   1.93             $  0.99
INCOME FROM DISCONTINUED
   OPERATIONS                                          0.00                0.00                   0.00                0.00
                                                    -------             -------               --------             -------

DILUTED EARNINGS PER SHARE                          $  1.05             $  0.57               $   1.93             $  0.99
                                                    =======             =======               ========             =======
WEIGHTED AVERAGE SHARES -
   BASIC                                             34,480              29,670                 34,321              29,236
                                                    =======             =======               ========             =======
WEIGHTED AVERAGE SHARES -
   DILUTED                                           35,562              31,008                 35,536              30,469
                                                    =======             =======               ========             =======


            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(IN THOUSANDS)



                                                                                           SIX MONTHS ENDED
                                                                                  ----------------------------------
                                                                                  JUNE 30, 2005        JUNE 30, 2004
                                                                                  -------------        -------------

CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations                                                 $  68,444            $  30,349
  Adjustments to reconcile income from continuing operations to cash provided by operating activities:
     Depreciation and amortization                                                     10,588                6,603
     Loss on disposal of fixed assets                                                     503                  115
     Deferred income taxes                                                              3,640                 (197)
     Fair value gain for put options                                                   (3,793)                --
     Non-cash charge for acceleration of performance-based
         restricted stock awards                                                         --                  5,913
     Non-cash impairment charge                                                          --                  1,408
  Changes in operating assets and liabilities, net of acquisitions:
      Increase in accounts receivable                                                  (2,648)             (38,772)
      Increase in inventories                                                         (32,538)             (31,997)
      Increase in prepaid expenses and other assets                                    (1,255)              (8,881)
      Increase in accounts payable, accrued expenses
          and other current liabilities                                                14,592               27,649
      Increase in income taxes payable                                                    498               17,475
                                                                                    ---------            ---------
      Net cash provided by operating activities                                        58,031                9,665
                                                                                    ---------            ---------
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                  (8,146)              (7,104)
   Purchase of patents and trademarks                                                    (100)                 (77)
   Purchases of short-term investment securities                                     (562,750)            (225,125)
   Proceeds from sales of short-term investment securities                            186,225               16,175
   Sale of put options                                                                  4,790                 --
   Purchase of equity investment                                                         --                 (5,275)
   Proceeds from sale of equity investment                                               --                  5,823
   Collection of note receivable                                                         --                    375
   Decrease in restricted cash                                                           --                  2,600
   Additional cash received from sale of business                                         300                 --
   Additional consideration for purchased businesses                                   (4,604)              (1,855)
   Purchase of businesses, net of cash acquired                                        (1,362)              (2,729)
                                                                                    ---------            ---------
   Net cash used in investing activities                                             (385,647)            (217,192)
                                                                                    ---------            ---------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options                                          4,304                8,310
   Proceeds from the issuance of common stock                                            --                142,500
   Cash paid for common stock offering costs                                             --                 (1,057)
   Taxes paid for withheld shares on restricted stock issuances                        (5,794)                --
   Repayments of long-term debt                                                          (314)             (34,052)
   Borrowings under lines of credit                                                     9,634                8,885
   Repayments under lines of credit                                                    (6,985)              (8,122)
                                                                                    ---------            ---------
   Net cash provided by financing activities                                              845              116,464
                                                                                    ---------            ---------
   Effect of exchange rate changes on cash and cash equivalents                        (2,121)                  63
   Net cash used in discontinued operations                                              --                   (717)
                                                                                    ---------            ---------
   NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (328,892)             (91,717)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     421,209              111,850
                                                                                    ---------            ---------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  92,317            $  20,133
                                                                                    =========            =========
   CASH AND CASH EQUIVALENTS, END OF PERIOD:
       CONTINUING OPERATIONS                                                        $  92,317            $  20,133
       DISCONTINUED OPERATIONS                                                           --                    157
                                                                                    ---------            ---------
                                                                                    $  92,317            $  20,290
                                                                                    =========            =========


            See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of
Armor Holdings, Inc. and its wholly-owned subsidiaries (the "Company", "we",
"our", "us") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary by management to present a fair presentation have been included. The results of operations for the three month and six month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K and amendments thereto for the year ended December 31, 2004. The amounts disclosed in the footnotes are related to continuing operations unless otherwise indicated. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - DISCONTINUED OPERATIONS

     On July 2, 2004, we sold the security consulting division of our litigation support services subsidiary, New Technologies Armor, Inc. ("NTI"), which was the last remaining business in discontinued operations. The remaining division in
NTI, consisting primarily of training services, has been included as part of the
Products Division segment, where management now resides. This business represented the last remaining business in our ArmorGroup Services Division (the
"Services Division"). We had no discontinued operations at June 30, 2005.

     A summary of the operating results of the discontinued operations for the three and six month periods ended June 30, 2005 and 2004, is as follows:



                                                     THREE MONTHS ENDED                           SIX MONTHS ENDED
                                            -----------------------------------          ----------------------------------
                                            JUNE 30, 2005         JUNE 30, 2004          JUNE 30, 2005        JUNE 30, 2004
                                            -------------         -------------          -------------        -------------
                                                       (IN THOUSANDS)                              (IN THOUSANDS)

Revenues                                       $    --              $ 1,013                  $  --              $ 1,733
Cost of revenues                                    --                  461                     --                  697
Selling, general and administrative
   expenses                                         --                  385                                         821
                                               -------              -------                  ------             -------
Operating income                                    --                  167                     --                  215
Interest expense, net                               --                 --                       --                    2
Other expense, net                                  --                   10                     --                  273
                                               -------              -------                  ------             -------
Income (loss) from discontinued
   operations before provision
   (benefit) for income taxes                       --                  157                     --                  (60)
Provision (benefit) for income
   taxes                                            --                   57                     --                  (22)
                                               -------              -------                  ------             -------
Income (loss) from discontinued
   operations                                  $    --              $   100                  $  --              $   (38)
                                               =======              =======                  ======             =======


ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 3 - COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax benefit of $298,000 and tax provision of zero for the three months ended June 30, 2005 and 2004, respectively, and net of tax benefit of $412,000 and tax provision of zero for the six months ended June 30, 2005 and 2004, respectively, are listed below:



                                                       THREE MONTHS ENDED                            SIX MONTHS ENDED
                                               ----------------------------------           ----------------------------------
                                               JUNE 30, 2005        JUNE 30, 2004           JUNE 30, 2005        JUNE 30, 2004
                                               -------------        -------------           -------------        -------------
                                                         (IN THOUSANDS)                               (IN THOUSANDS)

Net income                                       $  37,415            $  17,821              $  68,444             $  30,311
Other comprehensive loss:
   Foreign currency translations, net
     of tax                                         (2,021)                (230)                (4,064)                 (558)
                                                 ---------            ---------              ---------             ---------
Comprehensive income:                            $  35,394            $  17,591              $  64,380             $  29,753
                                                 =========            =========              =========             =========


NOTE 4 - INVENTORIES

     The components of inventory as of June 30, 2005 and December 31, 2004, are summarized as follows:

                                        JUNE 30, 2005          DECEMBER 31, 2004
                                        -------------          -----------------
                                                       (IN THOUSANDS)
Raw material                               $ 135,035                $ 97,528
Work-in-process                               39,508                  51,137
Finished goods                                34,203                  27,543
                                           ---------                --------
    Total inventories                      $ 208,746                $176,208
                                           =========                ========

NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities as of June 30, 2005 and
December 31, 2004, are summarized as follows:



                                                            JUNE 30, 2005         DECEMBER 31, 2004
                                                            -------------         -----------------
                                                                       (IN THOUSANDS)

Accrued expenses and other current liabilities                $  67,415               $  70,869
Customer deposits                                                31,129                  32,317
Deferred consideration for acquisitions                           2,131                   4,061
                                                              ---------               ---------
   Total accrued expenses and other current liabilities       $ 100,675               $ 107,247
                                                              =========               =========


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

     We hedge the fair value of our 8.25% $150 million Senior Subordinated Notes due 2013 (the "8.25% Notes") using interest rate swaps. We enter into these derivative contracts to manage fair value changes which could be caused by our exposure to interest rate changes. On September 2, 2003, we entered into interest rate swap agreements, designated as fair value hedges as defined under
SFAS 133 with an aggregate notional amount totaling $150 million. The agreements were entered into to exchange the fixed interest rate on the 8.25% Notes for a variable interest rate equal to six-month LIBOR (3.71% at June 30, 2005), set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth of February and August each year through maturity. The agreements are subject to other terms and conditions common to transactions of this type. These fair value hedges qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the 8.25% Notes. Accordingly, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the 8.25% Notes due to changes in the market interest rate. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements on the 8.25% Notes. The fair value of the interest rate swap agreements was approximately $7.0 million and
$6.0 million at June 30, 2005 and December 31, 2004, respectively, and is included in other assets and long-term debt on the accompanying condensed consolidated balance sheets.

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
exercised its option to purchase an additional $45 million principal amount of the 2% Convertible Notes. The 2% Convertible Notes will bear interest at a rate of 2.00% per year, payable on November 1 and May 1 of each year beginning on May
1, 2005 and ending on November 1, 2011. The 2% Convertible Notes will be subject to accretion of the principal amount beginning on November 1, 2011, at a rate that provides holders with an aggregate annual yield to maturity of 2.00%, as defined in the agreement. The 2% Convertible Notes will bear contingent interest during any six-month period beginning November 1, 2011, of 15 basis points paid in cash if the average trading price of the notes is above certain levels. As defined in SFAS 133, "Accounting for Derivative Instruments and Hedge
Activities" the contingent interest feature of the 2% Convertible Notes is an embedded derivative that is not considered clearly and closely related to the host contract. The fair value

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

of this bifurcated derivative is immaterial to our financial position based on documentation we received from our investment bank.

NOTE 7 - GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

     Under Statement of Financial Accounting Standards No. 142, "Goodwill and
Other Intangible Assets" ("SFAS 142"), goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment at least annually or more often if indicators of impairment arise. The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows:



                                   AEROSPACE &                       MOBILE
                                     DEFENSE       PRODUCTS         SECURITY        CORPORATE         TOTAL
                                     -------       --------         --------        ---------         -----
                                                                 (IN THOUSANDS)

Balance at                           $154,313      $101,292          $ 6,408         $     -        $262,013
  December 31, 2004
Goodwill acquired
  during period                           850             -              150           1,728           2,728
Foreign currency
  translation and
  other adjustments                      (70)           406             (59)               -             277
                                     --------      --------          -------         ------         --------
Balance at
  June 30, 2005                      $155,093      $101,698          $ 6,499         $ 1,728        $265,018
                                     ========      ========          =======         =======        ========


     Included in patents, licenses and trademarks in the accompanying consolidated balance sheets are the following intangible assets as of June 30,
2005:



                                        CUSTOMER
                                     RELATIONSHIPS     TECHNOLOGY     MARKETING        TOTAL
                                     -------------     ----------     ---------        -----

Gross amount                             $ 58,454       $ 14,806      $ 46,127      $ 119,387
Accumulated amortization                   (5,768)        (2,412)       (2,724)       (10,904)
                                         --------       --------      --------      ---------
Net amount                               $ 52,686       $ 12,394      $ 43,403      $ 108,483
                                         ========       ========      ========      =========


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



                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                JUNE 30, 2005     JUNE 30, 2004    JUNE 30, 2005    JUNE 30, 2004
                                -------------     -------------    -------------    -------------
                                         (IN THOUSANDS)                      (IN THOUSANDS)

Revenues:

   Aerospace & Defense            $  256,688       $  129,773        $  517,158       $  210,781
   Products                           76,805           65,743           145,363          119,583
   Mobile Security                    38,149           28,188            74,086           54,968
                                  ----------       ----------        ----------       ----------
      Total revenues              $  371,642       $  223,704        $  736,607       $  385,332
                                  ==========       ==========        ==========       ==========

Operating income (loss):
   Aerospace & Defense            $   48,429       $   31,552        $   95,928       $   51,031
   Products                           13,296           11,259            22,336           16,944
   Mobile Security                     5,312            3,847            10,918            4,920
   Corporate                          (9,641)         (12,682)          (17,130)         (16,271)
                                  ----------       ----------        ----------       ----------
      Total operating income      $   57,396       $   33,976        $  112,052       $   56,624
                                  ==========       ==========        ==========       ==========

                                                                   JUNE 30, 2005   DECEMBER 31, 2004
                                                                   -------------   -----------------
                                                                            (IN THOUSANDS)
Total assets:
Aerospace & Defense                                                  $  522,599       $  490,754
Products                                                                287,916          278,912
Mobile Security                                                         104,132          103,799
Corporate                                                               460,677          418,886
                                                                     ----------       ----------
   Total assets                                                      $1,375,324       $1,292,351
                                                                     ==========       ==========


ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

     The following unaudited information with respect to revenues and total fixed assets, net from continuing operations to principal geographic areas are as follows:



                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                    JUNE 30, 2005   JUNE 30, 2004   JUNE 30, 2005   JUNE 30, 2004
                                    -------------   -------------   -------------   -------------
                                            (IN THOUSANDS)                 (IN THOUSANDS)

Revenues:
United States of America               $324,465       $184,985         $643,725       $309,015
North America (excluding the
  United States of America)               2,344          3,669            4,533         10,990
South America                             5,934          4,185           10,327          7,661
Africa                                    5,256            475           10,000          1,681
Europe/Asia                              33,643         30,390           68,022         55,985
                                       --------       --------         --------       --------
   Total revenues                      $371,642       $223,704         $736,607       $385,332
                                       ========       ========         ========       ========

                                                                   JUNE 30, 2005  DECEMBER 31, 2004
                                                                   -------------  -----------------
                                                                             (IN THOUSANDS)
Total fixed assets, net:
North America                                                          $ 57,251       $ 54,332
South America                                                             1,485          1,461
Africa                                                                     --             --
Europe/Asia                                                              18,739         21,514
                                                                       --------       --------
    Total fixed assets, net                                            $ 77,475       $ 77,307
                                                                       ========       ========


ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 9 - EARNINGS PER SHARE

     The following details the numerators and denominators of the basic and diluted earnings per share computations for net income from continuing operations:



                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                         JUNE 30, 2005   JUNE 30, 2004   JUNE 30, 2005   JUNE 30, 2004
                                         -------------   -------------   -------------   -------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

Numerator for basic and diluted
   earnings per share:

Income from continuing
   operations                               $37,415         $17,721         $68,444         $30,349
                                            -------         -------         -------         -------

Denominator for basic earnings per
   share - weighted average shares
   outstanding                               34,480          29,670          34,321          29,236

Effect of shares issuable under stock
   option and stock grant plans, based
   on the treasury stock method               1,082           1,338           1,215           1,233
                                            -------         -------         -------         -------

Denominator for diluted earnings per
   share - adjusted weighted average
   shares outstanding                        35,562          31,008          35,536          30,469
                                            =======         =======         =======         =======

Basic earnings per share from
   continuing operations                    $  1.09         $  0.60         $  1.99         $  1.04
                                            =======         =======         =======         =======

Diluted earnings per share from
   continuing operations                    $  1.05         $  0.57         $  1.93         $  0.99
                                            =======         =======         =======         =======


     Our 2.00% Convertible Notes include net share settlement of the conversion option and cash settlement of the par amount. As a result, this requires us to use the treasury stock method to calculate the dilutive effect of our 2.00%
Convertible Notes. There was no effect on our diluted share count during the six months ended June 30, 2005.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 10 - STOCKHOLDERS' EQUITY

     Statement of Financial Accounting Standard No. 123, "Accounting for
Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial
Accounting Standard No. 148, "Accounting for Stock-Based Compensation -
Transition and Disclosure" ("SFAS 148"), establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
("APB 25"). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for our employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. If compensation cost for stock option grants had been determined based on the fair value on the grant dates for the three month and six month periods ended June 30, 2005 and 2004, consistent with the method prescribed by SFAS 123, our net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:



                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                              JUNE 30, 2005    JUNE 30, 2004   JUNE 30, 2005    JUNE 30, 2004
                                              -------------    -------------   -------------    -------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income as reported                         $   37,415       $   17,821       $   68,444       $   30,311

Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of related tax effects          (2,714)          (1,290)         (36,650)          (2,533)

Add:  Employee compensation
   expense for modification of stock
   option awards included in reported
   net income, net of income taxes                   --                 57              118               57
                                               ----------       ----------       ----------       ----------
Pro-forma net income                           $   34,701       $   16,588       $   31,912       $   27,835
                                               ==========       ==========       ==========       ==========
Earnings per share:
         Basic - as reported                   $     1.09       $     0.60       $     1.99       $     1.04
                                               ==========       ==========       ==========       ==========
         Basic - pro-forma                     $     1.01       $     0.56       $     0.93       $     0.95
                                               ==========       ==========       ==========       ==========
         Diluted - as reported                 $     1.05       $     0.57       $     1.93       $     0.99
                                               ==========       ==========       ==========       ==========
         Diluted - pro-forma                   $     0.98       $     0.53       $     0.90       $     0.91
                                               ==========       ==========       ==========       ==========


ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

     $15.3 million of the stock-based employee compensation expense for the six months ended June 30, 2005 is related to accelerated vesting of certain existing stock options and $21.3 million is related to certain stock options issued in the six months ended June 30, 2005.

     On June 22, 2005, our stockholders approved the 2005 Stock Incentive Plan
(the "2005 Plan"). An aggregate of 2,500,000 shares of common stock is reserved for issuance and available for awards under the 2005 Plan. In addition to the limits described further in the 2005 Plan, the 2005 Plan provides that awards other than stock options and stock appreciation rights will be counted against the availability under the 2005 Plan in a 1.8 to 1 ratio. For example, if we issue 100 shares of restricted common stock under the 2005 Plan, we would reduce the availability under the 2005 Plan by 180 shares. Shares of common stock not actually issued (as a result, for example, of the lapse of an option) are available for additional grants. Shares to be issued or purchased under the 2005
Plan may be either authorized but unissued common stock or treasury shares.
Shares issued with respect to awards assumed by us in connection with acquisitions do not count against the total number of shares available under the
2005 Plan.

     On June 22, 2004, our stockholders approved an amendment to our Certificate of Incorporation, as amended, that increased the number of shares of our authorized capital stock to 80,000,000, of which 75,000,000 shares are designated as common stock and 5,000,000 shares are designated as preferred stock.

     In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time depending upon market conditions and other factors, of up to an additional 4.4 million shares. On
March 25, 2005, our Board of Directors increased our existing stock repurchase program to enable us to repurchase, from time to time depending upon market conditions and other factors, up to an additional 3.5 million shares of its outstanding common stock. Through June 30, 2005, we repurchased 3.8 million shares of our common stock under the stock repurchase program at an average price of $12.49 per share, leaving us with the ability to repurchase up to an additional 7.3 million shares of our common stock. We have not repurchased any shares in 2004 or in the six months ended June 30, 2005. Repurchases may be made in the open market, in privately negotiated transactions utilizing various hedging mechanisms including, among others, the sale to third parties of put options our common stock, or otherwise. At June 30, 2005, we had 34.6 million shares of common stock outstanding.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the Financial Accounting Standards Board ("FASB")
issued FASB Statement No. 123, "Share Based Payment (revised 2004)" ("FAS
123R"). FAS 123R revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising SFAS 123, FAS 123R supersedes APB 25, and amends FASB
Statement No. 95, "Statement of Cash Flows." On April 14, 2005, the Securities
and Exchange Commission announced the amendment of the adoption compliance date of FAS 123R from the first interim period to the first annual period beginning after June 15, 2005. We will be required to apply the expense recognition provisions of FAS 123R beginning in the first quarter of 2006.

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

     In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. In December 2004, the FASB issued Staff Position No. 109-1 ("FSP
109-1"), Application of FASB Statement No. 109, "Accounting for Income Taxes"
("SFAS 109"), to the Tax Deduction on Qualified Production Activities Provided
by the AJCA and Staff Position No. 109-2 ("FSP 109-2"), Accounting and
Disclosure Guidance for the Foreign Earnings Repatriation Provision within the
AJCA. FSP 109-1 clarifies that the manufacturer's tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with
SFAS 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S.
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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 13 - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

     On August 12, 2003, we sold $150 million of the 8.25% Notes in private placements pursuant to Rule 144A and Regulation S. The 8.25% Notes are uncollateralized obligations and rank junior in right of payment to our existing and future senior debt. On October 29, 2004, we completed the placement of $300 million aggregate principal amount of the 2% Convertible Notes. On November 5,
2004, Goldman, Sachs & Co. exercised its option to purchase an additional $45 million principal amount of the 2% Convertible Notes. The 8.25% Notes and 2%
Convertible Notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated and uncollateralized basis, by most of our domestic subsidiaries. Each of the subsidiary guarantors is a direct or indirect
100% owned subsidiary of the parent.

     The following consolidating financial information presents the consolidating balance sheets as of June 30, 2005 and December 31, 2004, the related condensed consolidating statements of operations for each of the three and six month periods ended June 30, 2005 and June 30, 2004, and the related condensed consolidating statements of cash flows for the six month periods ended
June 30, 2005 and June 30, 2004 for:

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED



                                                ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                  JUNE 30, 2005
                                                ----------------------------------------------------------------------------------
                                                                   GUARANTOR      NONGUARANTOR                        CONSOLIDATED
                                                   PARENT         SUBSIDIARIES    SUBSIDIARIES       ELIMINATIONS        TOTAL
                                                ------------      ------------    ------------       ------------     ------------
                                                                                 (IN THOUSANDS)

                  ASSETS
Current assets:
   Cash and cash equivalents                    $    55,216       $    25,155      $    11,946       $      --         $    92,317
   Short-term investment securities                 376,525              --               --                --             376,525
   Accounts receivable, net                            --             155,115           22,755              --             177,870
   Intercompany receivables                         128,234           106,592           38,400          (273,226)             --
   Inventories                                         --             176,141           32,605              --             208,746
   Prepaid expenses and other current
     assets                                           2,743            42,408            4,467              --              49,618
                                                -----------       -----------      -----------       -------           -----------
      Total current assets                          562,718           505,411          110,173          (273,226)          905,076

Property and equipment, net                           2,286            53,742           21,447              --              77,475
Goodwill, net                                          --             262,946            2,072              --             265,018
Patents, licenses and trademarks, net                  --             108,313              170              --             108,483
Other assets                                         17,030             2,091              151              --              19,272
Investment in subsidiaries                          675,121            25,370             --            (700,491)             --
                                                -----------       -----------      -----------       -------           -----------
Total assets                                    $ 1,257,155       $   957,873      $   134,013       $  (973,717)      $ 1,375,324
                                                ===========       ===========      ===========       ===========       ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt            $      --         $       277      $       147       $      --         $       424
   Short-term debt                                  341,665              --              5,013              --             346,678
   Accounts payable                                     344            76,610            9,705              --              86,659
   Accrued expenses and other current
     liabilities                                     18,058            61,174           21,443              --             100,675
   Income taxes payable                              (7,252)           11,930            3,033              --               7,711
   Intercompany payable                             113,594            79,495           80,137          (273,226)             --
                                                -----------       -----------      -----------       -----------       -----------
      Total current liabilities                     466,409           229,486          119,478          (273,226)          542,147

Long-term debt, less current portion                154,973             2,319              347              --             157,639
Other long-term liabilities                            --               1,997             --                --               1,997
Deferred income taxes                                 3,442            36,779              989              --              41,210
                                                -----------       -----------      -----------       -----------       -----------
Total liabilities                                   624,824           270,581          120,814          (273,226)          742,993

Stockholders' equity:
   Preferred stock                                     --               1,450             --              (1,450)             --
   Common stock                                         407             3,192            7,853           (11,045)              407
   Additional paid in capital                       507,559           396,575           14,778          (411,353)          507,559
   Retained earnings (accumulated deficit)          193,925           286,075           (9,432)         (276,643)          193,925
   Accumulated other comprehensive income             2,757              --               --                --               2,757
   Treasury stock                                   (72,317)             --               --                --             (72,317)
                                                -----------       -----------      -----------       -----------       -----------
Total stockholders' equity                          632,331           687,292           13,199          (700,491)          632,331
                                                -----------       -----------      -----------       -----------       -----------
Total liabilities and stockholders' equity      $ 1,257,155       $   957,873      $   134,013       $  (973,717)      $ 1,375,324
                                                ===========       ===========      ===========       ===========       ===========


ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED



                                                ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                DECEMBER 31, 2004
                                                 -------------------------------------------------------------------------------
                                                                   GUARANTOR      NONGUARANTOR                      CONSOLIDATED
                                                    PARENT        SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS        TOTAL
                                                 ------------     ------------    ------------      ------------    ------------
                                                                                 (IN THOUSANDS)

                   ASSETS
Current assets:
   Cash and cash equivalents                     $   388,727      $    21,173     $    11,309      $      --        $   421,209
   Short-term investment securities                     --               --              --               --               --
   Accounts receivable, net                             --            156,122          19,330             --            175,452
   Intercompany receivables                          173,735          108,313           7,045         (289,093)            --
   Inventories                                          --            142,362          33,846             --            176,208
   Prepaid expenses and other current assets           1,611           42,023           3,301             --             46,935
                                                 -----------      -----------     -----------      -----------      -----------
   Total current assets                              564,073          469,993          74,831         (289,093)         819,804

Property and equipment, net                            5,144           47,968          24,195             --             77,307
Goodwill, net                                           --            259,773           2,240             --            262,013
Patents, licenses and trademarks, net                   --            112,288             171             --            112,459
Other assets                                          18,410            2,209             149             --             20,768
Investment in subsidiaries                           592,437           12,730            --           (605,167)            --
                                                 -----------      -----------     -----------      -----------      -----------
Total assets                                     $ 1,180,064      $   904,961     $   101,586      $  (894,260)     $ 1,292,351
                                                 ===========      ===========     ===========      ===========      ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt             $      --        $       457     $       164      $      --        $       621
   Short-term debt                                   341,579             --             2,177             --            343,756
   Accounts payable                                      640           58,422          10,539             --             69,601
   Accrued expenses and other current
     liabilities                                      11,216           73,314          22,717             --            107,247
   Income taxes payable                               (6,454)          11,513           3,942             --              9,001
   Intercompany payables                             112,741          123,466          52,886         (289,093)            --
                                                 -----------      -----------     -----------      -----------      -----------
      Total current liabilities                      459,722          267,172          92,425         (289,093)         530,226

Long-term debt, less current portion                 153,897            2,377             477             --            156,751
Other long-term liabilities                             --              1,951            --               --              1,951
Deferred income taxes                                  1,249           36,077             901             --             38,227
                                                 -----------      -----------     -----------      -----------      -----------
Total liabilities                                    614,868          307,577          93,803         (289,093)         727,155

Stockholders' equity:
   Preferred stock                                      --              1,450            --             (1,450)            --
   Common stock                                          402            3,792           7,854          (11,646)             402
   Additional paid in capital                        504,809          387,229          14,771         (402,000)         504,809
   Retained earnings (accumulated deficit)           125,481          204,913         (14,842)        (190,071)         125,481
   Accumulated other comprehensive income              6,821             --              --               --              6,821
   Treasury stock                                    (72,317)            --              --               --            (72,317)
                                                 -----------      -----------     -----------      -----------      -----------
Total stockholders' equity                           565,196          597,384           7,783         (605,167)         565,196
                                                 -----------      -----------     -----------      -----------      -----------

Total liabilities and stockholders' equity       $ 1,180,064      $   904,961     $   101,586      $  (894,260)     $ 1,292,351
                                                 ===========      ===========     ===========      ===========      ===========


ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED



                                                ARMOR HOLDINGS INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                     THREE MONTHS ENDED JUNE 30, 2005
                                                --------------------------------------------------------------------------
                                                               GUARANTOR       NONGUARANTOR                   CONSOLIDATED
                                                 PARENT      SUBSIDIARIES      SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                ---------    ------------      ------------   ------------    ------------
                                                                              (IN THOUSANDS)

REVENUES:
   Aerospace & Defense                          $    --         $ 257,564       $    --        $    (876)      $ 256,688
   Products                                          --            61,438          15,367           --            76,805
   Mobile Security                                   --            13,366          26,119         (1,336)         38,149
                                                ---------       ---------       ---------      ---------       ---------
   Total revenues                                    --           332,368          41,486         (2,212)        371,642

COSTS AND EXPENSES:
   Cost of revenues                                  --           244,885          33,167         (2,212)        275,840
   Selling, general and administrative
     expenses                                       9,236          22,672           3,626           --            35,534
   Amortization                                      --             2,037               1           --             2,038
   Integration                                        247             587            --             --               834
   Other charges                                     --              --              --             --              --
   Related party management fees (income)            --                (1)              1           --              --
                                                ---------       ---------       ---------      ---------       ---------
OPERATING (LOSS) INCOME:                           (9,483)         62,188           4,691           --            57,396
   Interest expense (income), net                   1,494            (105)            125           --             1,514
   Other (income) expense, net                     (3,024)           (139)             70           --            (3,093)
   Equity in earnings of subsidiaries             (42,846)         (2,119)           --           44,965            --
                                                ---------       ---------       ---------      ---------       ---------
INCOME BEFORE (BENEFIT) PROVISION FOR
   INCOME TAXES                                    34,893          64,551           4,496        (44,965)         58,975
(BENEFIT) PROVISION FOR INCOME TAXES               (2,522)         22,363           1,719           --            21,560
                                                ---------       ---------       ---------      ---------       ---------
NET INCOME                                      $  37,415       $  42,188       $   2,777      $ (44,965)      $  37,415
                                                =========       =========       =========      =========       =========


ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED



                                           ARMOR HOLDINGS INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS ENDED JUNE 30, 2004
                                               ----------------------------------------------------------------------------
                                                              GUARANTOR      NONGUARANTOR                      CONSOLIDATED
                                                PARENT       SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS        TOTAL
                                               --------      ------------    ------------      ------------    ------------
                                                                             IN THOUSANDS)

REVENUES:
   Aerospace & Defense                         $    --         $ 129,773       $    --         $    --         $ 129,773
   Products                                         --            53,367          12,376            --            65,743
   Mobile Security                                  --             6,216          22,604            (632)         28,188
                                               ---------       ---------       ---------       ---------       ---------
   Total revenues                                   --           189,356          34,980            (632)        223,704

COSTS AND EXPENSES:
   Cost of revenues                                 --           130,793          27,085            (632)        157,246
   Selling, general and administrative
expenses                                           5,246          15,252           2,888            --            23,386
   Amortization                                     --               970               3            --               973
   Integration                                       110             692            --              --               802
   Other charges                                   7,321            --              --              --             7,321
   Related party management fees (income)           --                (1)              1            --              --
                                               ---------       ---------       ---------       ---------       ---------
OPERATING (LOSS) INCOME                          (12,677)         41,650           5,003            --            33,976
   Interest expense, net                           1,890             144              23            --             2,057
   Other income, net                                 (23)           (338)            (29)           --              (390)
   Equity in (earnings) losses of
   subsidiaries                                  (29,840)           (812)           --            30,652            --
                                               ---------       ---------       ---------       ---------       ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
   (BENEFIT) PROVISION FOR INCOME TAXES           15,296          42,656           5,009         (30,652)         32,309
(BENEFIT) PROVISION FOR INCOME TAXES              (2,525)         15,246           1,867            --            14,588
                                               ---------       ---------       ---------       ---------       ---------
INCOME FROM CONTINUING OPERATIONS                 17,821          27,410           3,142         (30,652)         17,721

DISCONTINUED OPERATIONS:
   Income from discontinued operations              --               100            --              --               100
                                               ---------       ---------       ---------       ---------       ---------
NET INCOME                                     $  17,821       $  27,510       $   3,142       $ (30,652)      $  17,821
                                               =========       =========       =========       =========       =========


ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED



                                                                         SIX MONTHS ENDED JUNE 30, 2005
                                                -------------------------------------------------------------------------------
                                                                GUARANTOR       NONGUARANTOR                       CONSOLIDATED
                                                 PARENT        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS        TOTAL
                                                --------       ------------     ------------      ------------     ------------
                                                                               (IN THOUSANDS)

REVENUES:
   Aerospace & Defense                          $    --          $ 525,143        $    --         $  (7,985)       $ 517,158
   Products                                          --            118,623           26,740            --            145,363
   Mobile Security                                   --             25,570           50,022          (1,506)          74,086
                                                ---------        ---------        ---------       ---------        ---------
   Total revenues                                    --            669,336           76,762          (9,491)         736,607

COSTS AND EXPENSES:
   Cost of revenues                                  --            498,347           60,639          (9,491)         549,495
   Selling, general and administrative
     expenses                                      16,709           45,626            7,015            --             69,350
   Amortization                                      --              4,075                1            --              4,076
   Integration                                        394            1,240             --              --              1,634
   Other charges                                     --               --               --              --               --
   Related party management fees (income)              16              (18)               2            --               --
                                                ---------        ---------        ---------       ---------        ---------
OPERATING (LOSS) INCOME                           (17,119)         120,066            9,105            --            112,052
   Interest expense, net                            3,687             (154)             226            --              3,759
   Other (income) expense, net                     (1,902)            (155)              87            --             (1,970)
   Equity in (earnings) losses of
     subsidiaries                                 (82,684)          (3,888)            --            86,572             --
                                                ---------        ---------        ---------       ---------        ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
   (BENEFIT) PROVISION FOR INCOME TAXES            63,780          124,263            8,792         (86,572)         110,263
(BENEFIT) PROVISION FOR INCOME TAXES               (4,664)          43,101            3,382            --             41,819
                                                ---------        ---------        ---------       ---------        ---------
NET INCOME                                      $  68,444        $  81,162        $   5,410       $ (86,572)       $  68,444
                                                =========        =========        =========       =========        =========


ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED



                                                                    SIX MONTHS ENDED JUNE 30, 2004
                                               --------------------------------------------------------------------------
                                                              GUARANTOR       NONGUARANTOR                   CONSOLIDATED
                                                 PARENT      SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS        TOTAL
                                               ---------     ------------     ------------   ------------    ------------
                                                                             (IN THOUSANDS)

REVENUES:
   Aerospace & Defense                         $    --         $ 210,781       $    --        $    --         $ 210,781
   Products                                         --            97,616          21,967           --           119,583
   Mobile Security                                  --            11,583          44,536         (1,151)         54,968
                                               ---------       ---------       ---------      ---------       ---------
   Total revenues                                   --           319,980          66,503         (1,151)        385,332
                                               ---------       ---------       ---------      ---------       ---------
COSTS AND EXPENSES:
   Cost of revenues                                 --           219,143          53,322         (1,151)        271,314
   Selling, general and administrative
     expenses                                      8,748          31,639           6,250           --            46,637
   Amortization                                     --             1,947               6           --             1,953
   Integration                                       200           1,283            --             --             1,483
   Other charges                                   7,321            --              --             --             7,321
   Related party management fees (income)             16             (18)              2           --              --
                                               ---------       ---------       ---------      ---------       ---------
OPERATING (LOSS) INCOME                          (16,285)         65,986           6,923           --            56,624
   Interest expense, net                           3,546             176              63           --             3,785
   Other expense (income), net                        27            (322)             20           --              (275)
   Equity in (earnings) losses of
     subsidiaries                                (46,161)           (630)           --           46,791            --
                                               ---------       ---------       ---------      ---------       ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
   (BENEFIT) PROVISION FOR INCOME TAXES           26,303          66,762           6,840        (46,791)         53,114
(BENEFIT) PROVISION FOR INCOME TAXES              (4,008)         24,255           2,518           --            22,765
                                               ---------       ---------       ---------      ---------       ---------
INCOME FROM CONTINUING OPERATIONS                 30,311          42,507           4,322        (46,791)         30,349

DISCONTINUED OPERATIONS:
   Loss from discontinued operations                --               (38)           --             --               (38)
                                               ---------       ---------       ---------      ---------       ---------
NET INCOME                                     $  30,311       $  42,469       $   4,322      $ (46,791)      $  30,311
                                               =========       =========       =========      =========       =========


ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED



                                                ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

                                                                                SIX MONTHS ENDED JUNE 30, 2005
                                                              --------------------------------------------------------------------
                                                                           GUARANTOR     NONGUARANTOR                 CONSOLIDATED
                                                               PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                              ---------   ------------   ------------   ------------  ------------
                                                                                        (IN THOUSANDS)

CASH FLOW FROM OPERATING ACTIVITIES:
   Income from continuing operations                          $  68,444    $  81,162      $   5,410      $ (86,572)   $  68,444
   Adjustments to reconcile income from
      continuing operations to cash provided by
      (used in) operating activities:
     Depreciation and amortization                                1,366        7,839          1,383           --         10,588
     Loss on disposal of fixed assets                              --            153            350           --            503
     Deferred income taxes                                        2,491        1,075             74           --          3,640
     Fair value gain for put options                             (3,793)        --             --             --         (3,793)
   Changes in operating assets & liabilities,
      net of acquisitions:
     Decrease (increase) in accounts receivable                    --            777         (3,425)          --         (2,648)
     Decrease (increase) in intercompany
       receivables & payables                                    47,749      (48,127)           378           --           --
     (Increase) decrease in inventory                              --        (33,779)         1,241           --        (32,538)
     Decrease (increase) in prepaid expenses &
       other assets                                                 523         (624)        (1,154)          --         (1,255)
     Increase (decrease) in accounts payable,
       accrued expenses and other current
       liabilities                                                7,823        8,877         (2,108)          --         14,592
     Increase (decrease) in income taxes payable                    990          417           (909)          --            498
                                                              ---------    ---------      ---------      ---------    ---------
   Net cash provided by operating activities                    125,593       17,770          1,240        (86,572)      58,031
                                                              ---------    ---------      ---------      ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                            (1,516)      (5,575)        (1,055)          --         (8,146)
   Purchase of patents and trademarks                              --           (100)          --             --           (100)
   Purchases of short-term investment securities               (562,750)        --             --             --       (562,750)
   Proceeds from sales of short-term investment
     securities                                                 186,225         --             --             --        186,225
   Sale of put options                                            4,790         --             --             --          4,790
   Investment in subsidiaries                                   (82,684)      (3,888)          --           86,572         --
   Additional cash received from sale of
     business                                                      --            300           --             --            300
   Additional consideration for purchased
     businesses                                                    (317)      (4,287)          --             --         (4,604)
   Purchase of businesses net of cash acquired                   (1,362)        --             --             --         (1,362)
                                                              ---------    ---------      ---------      ---------    ---------
   Net cash (used in) investing activities                     (457,614)     (13,550)        (1,055)        86,572     (385,647)
                                                              ---------    ---------      ---------      ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                        4,304         --             --             --          4,304
   Taxes paid for withheld shares on restricted
     stock issuances                                             (5,794)        --             --             --         (5,794)
   Repayments of long-term debt                                    --           (238)           (76)          --           (314)
   Borrowings under lines of credit                               5,485         --            4,149           --          9,634
   Repayments under lines of credit                              (5,485)        --           (1,500)          --         (6,985)
                                                              ---------    ---------      ---------      ---------    ---------
   Net cash (used in) provided by financing
     activities                                                  (1,490)        (238)         2,573           --            845
                                                              ---------    ---------      ---------      ---------    ---------
   Effect of exchange rate on cash and cash
     equivalents                                                   --           --           (2,121)          --         (2,121)
                                                              ---------    ---------      ---------      ---------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (333,511)       3,982            637           --       (328,892)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  388,727       21,173         11,309           --        421,209
                                                              ---------    ---------      ---------      ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  55,216    $  25,155      $  11,946      $    --      $  92,317
                                                              =========    =========      =========      =========    =========


ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED



                                           ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

                                                                       SIX MONTHS ENDED JUNE 30, 2004
                                                  ---------------------------------------------------------------------------
                                                                 GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                                   PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                  --------      ------------     ------------    ------------    ------------
                                                                                (IN THOUSANDS)

CASH FLOW FROM OPERATING ACTIVITIES:

   Income from continuing operations              $  30,311       $  42,507       $   4,322       $ (46,791)      $  30,349
   Adjustments to reconcile income from
     continuing operations to cash
     provided by operating activities
   Depreciation and amortization                        556           4,735           1,312            --             6,603
   Loss on disposal of fixed assets                    --               106               9            --               115
   Deferred income taxes                                492            (665)            (24)           --              (197)
   Non-cash charge for acceleration of
     performance- based restricted stock
     awards                                           5,913            --              --              --             5,913
   Non-cash impairment charge                         1,408            --              --              --             1,408
  Changes in operating assets & liabilities,
    net of acquisitions:
    (Increase) decrease in accounts
        receivable                                    1,201         (37,412)         (2,561)           --           (38,772)
    Decrease (increase) in intercompany
        receivables & payables                       38,134         (41,229)          3,095            --              --
    Increase in inventory                              --           (27,759)         (4,238)           --           (31,997)
    (Increase) decrease in prepaid expenses
        & other assets                               (3,678)         (4,491)           (712)           --            (8,881)
  (Decrease) increase in accounts payable,
    accrued expenses and other current
    liabilities                                      (1,153)         28,440             362            --            27,649
    Increase (decrease) in income taxes
      payable                                        17,515          (1,609)          1,569            --            17,475
                                                  ---------       ---------       ---------       ---------       ---------
    Net cash provided by (used in) operating
      activities                                     90,699         (37,377)          3,134         (46,791)          9,665
                                                  ---------       ---------       ---------       ---------       ---------
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                  (902)         (5,570)           (632)           --            (7,104)
   Purchase of patents and trademarks                  --               (77)           --              --               (77)
   Purchases of short-term investment
      securities                                   (225,125)           --              --              --          (225,125)
   Proceeds from sales of short-term
      investment securities                          16,175            --              --              --            16,175
   Purchase of equity investment                       --            (5,275)           --              --            (5,275)
   Proceeds from sale of equity investment             --             5,823            --              --             5,823
   Collection of note receivable                        375            --              --              --               375
   Decrease in restricted cash                        2,600            --              --              --             2,600
   Investment in subsidiaries                      (120,224)         73,433            --            46,791            --
   Additional consideration for purchased
      businesses                                       --            (1,855)           --              --            (1,855)
   Purchase of businesses, net of cash
      acquired                                         --            (2,729)           --              --            (2,729)
                                                  ---------       ---------       ---------       ---------       ---------
   Net cash used in (provided by) investing
      activities                                   (327,101)         63,750            (632)         46,791        (217,192)
                                                  ---------       ---------       ---------       ---------       ---------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options            8,310            --              --              --             8,310
   Proceeds from the issuance of common
      stock                                         142,500            --              --              --           142,500
   Cash paid for common stock offering costs         (1,057)           --              --              --            (1,057)
   Repayments of long-term debt                        --           (33,981)            (71)           --           (34,052)
   Borrowings under lines of credit                   8,083            --               802            --             8,885
   Repayments under lines of credit                  (8,083)           --               (39)           --            (8,122)
                                                  ---------       ---------       ---------       ---------       ---------
   Net cash provided by (used in) financing
      activities                                    149,753         (33,981)            692            --           116,464
                                                  ---------       ---------       ---------       ---------       ---------

   Effect of exchange rate on cash and cash
      equivalents                                      --              (651)            714            --                63
   Net cash used in discontinued operations            --              (717)           --              --              (717)
                                                  ---------       ---------       ---------       ---------       ---------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                         (86,649)         (8,976)          3,908            --           (91,717)
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                               90,764          11,084          10,002            --           111,850
                                                  ---------       ---------       ---------       ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $   4,115       $   2,108       $  13,910       $    --         $  20,133
                                                  =========       =========       =========       =========       =========


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

     During the six months ended June 30, 2005, we sold put options in various private transactions covering 2.5 million shares of Company stock for $4.7 million in premiums. On June 30, 2005, put options covering 1 million shares expired unexercised leaving outstanding put options covering 1.5 million shares outstanding (4.3% of outstanding shares at June 30, 2005) at a weighted average strike price of $35.00 per share, all of which expire on or before September 30,
2005. If the purchasers exercise the remaining put options, we will be required to repurchase our shares or enter into alternative cash settlement arrangements at the negotiated strike price. As of June 30, 2005, based on the existing put option strike prices, it would cost us $52.5 million ($52.5 million fair value), if we were required to repurchase our shares under these put options. If put options for all 1.5 million shares of Company stock are exercised, we would have
5.8 million shares remaining under our repurchase programs.

     If the remaining put options expire unexercised, we will record an additional $1 million in other income in the third quarter of 2005. If our stock price were to decline below $35.00 on the settlement date of the remaining put options, we would be required to record a loss on the put options that may be material depending on the final closing price of the Company's stock on the expiration dates.

     The fair values of the put options are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the put options, taking into account the consideration we received for the sale of the put options. As our stock price fluctuates the value of these contracts also fluctuates. For the three and six month periods ending June 30, 2005, we recognized fair value gains of $4.9 million and $3.8 million, respectively, recorded in other income, net.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
CONTINUED

NOTE 15 - INTEREST EXPENSE, NET

     Interest expense, net is comprised of the following:



                              THREE MONTHS ENDED             SIX MONTHS ENDED
                         JUNE 30, 2005  JUNE 30, 2004  JUNE 30, 2005  JUNE 30, 2004
                         -------------  -------------  -------------  -------------
                                                (IN THOUSANDS)

Interest expense            $ 5,049        $ 2,314        $ 9,907        $ 4,381
Interest income              (3,535)          (257)        (6,148)          (596)
                            -------        -------        -------        -------
Interest expense, net       $ 1,514        $ 2,057        $ 3,759        $ 3,785
                            =======        =======        =======        =======


NOTE 16 - SUBSEQUENT EVENTS

     On July 26, 2005, we amended our secured revolving credit facility (the
"Credit Facility") with Bank of America, N.A., Wachovia Bank, National
Association and a syndicate of other financial institutions arranged by Bank of
America Securities, LLC. The amendment allows for advances, loans, extensions of credit to or any other investments in key suppliers of the Company in an aggregate amount not to exceed $15 million at any time outstanding for the purpose of facilitating the sale and purchase of goods and services to the
Company. In addition, the amendment allows for leases or other dispositions of assets of not more than 10% of the consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Credit Facility.

     On July 27, 2005, we announced that we were the successful bidder at an auction to acquire substantially all of the assets of Second Chance Body Armor,
Inc., a manufacturer of body armor serving the law enforcement and military markets. The total purchase price is $45 million in cash and includes the assumption of certain liabilities. The transaction is subject to final approval by the United States Bankruptcy Court, Western District of Michigan and is
expected to close July 29, 2005.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

     The following is a discussion of the results of operations and analysis of financial condition for the three and six month periods ended June 30, 2005 and
June 30, 2004. The results of operations for purchase business combinations are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in our Annual Report on Form 10-K and amendments thereto for the year ended December 31, 2004, as filed with the Securities and Exchange
Commission.

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

     Derivative Instruments and Hedging Activities. We account for derivative instruments and hedging activities in accordance with Statement of Financial
Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedge
Activities" ("SFAS 133") as amended. All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which we hedge changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. Put options on Company stock are marked to market through the income statement at the end of each period.

     Changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, the other assets on the Condensed Consolidated
Balance Sheet as of June 30, 2005, increased by $1.0 million, which reflected an increase in the fair value of the interest rate swap agreements to $7.0 million.
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
Goodwill and other intangible assets are stated on the basis of cost. The $212.0 million in goodwill resulting from acquisitions made by us subsequent to June
30, 2001 was immediately subjected to the non-amortization provisions of
Statement of Financial Accounting Standards No. 142, "Goodwill and Other
Intangible Assets" ("SFAS 142"). See also Impairment below. The purchase method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value based test prescribed by SFAS 142. We performed our annual assessment of goodwill and determined that no impairment existed as of June 30, 2005.

     Patents, licenses and trademarks. Patents, licenses and trademarks were primarily acquired through acquisitions accounted for by the purchase method of accounting. Such assets are amortized on a straight-line basis over their useful lives. Certain of these assets with indefinite lives are not amortized.

     Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S.
GAAP") requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the carrying value of long-lived assets, valuation allowances for receivables, inventories and deferred income tax assets, liabilities for potential litigation claims and settlements, potential liabilities related to tax filings in the ordinary course of business, and contract contingencies and obligations. Actual results could differ from those estimates.

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
In a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement for current and prior periods reports the results of operations of the component, including any estimated impairment gain or loss recognized in accordance with SFAS 144 paragraph 37, in discontinued operations. The results of discontinued operations, less applicable income tax expense (benefit), is reported as a separate component of income before extraordinary items and the cumulative effect of accounting changes (if applicable). The assets and liabilities of a disposal group classified as held for sale are presented separately in the asset and liability sections, respectively, of the statement of financial position. We had no discontinued
operations at June 30, 2005.

     Comprehensive income and foreign currency translation. In accordance with
Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive
Income" ("SFAS 130"), assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment, net of tax, which represents the effect of translating assets and liabilities of our foreign operations is $2.8 million and $6.8 million as of June 30, 2005 and December 31,
2004, respectively, and is classified as accumulated other comprehensive income.
The current year change in the accumulated amount, net of tax, is included as a component of comprehensive income.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

     Stock options and grants. Statement of Financial Accounting Standard No.
123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by
Statement of Financial Accounting Standard Number 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure," ("SFAS 148") establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees" ("APB 25"). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for our employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. If compensation cost for stock option grants had been determined based on the fair value on the grant dates for the three month and six months ended June 30, 2005 and 2004, consistent with the method prescribed by SFAS 123, our net earnings and earnings per share would have been adjusted to the pro-forma amounts indicated below:



                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                             JUNE 30, 2005     JUNE 30, 2004    JUNE 30, 2005    JUNE 30, 2004
                                             -------------     -------------    -------------    -------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income as reported                         $   37,415       $   17,821       $   68,444       $   30,311

Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of related tax effects          (2,714)          (1,290)         (36,650)          (2,533)

Add:  Employee compensation
   expense for modification of stock
   option awards included in reported
   net income, net of income taxes                   --                 57              118               57
                                               ----------       ----------       ----------       ----------
Pro-forma net income                           $   34,701       $   16,588       $   31,912       $   27,835
                                               ==========       ==========       ==========       ==========

Earnings per share:
         Basic - as reported                   $     1.09       $     0.60       $     1.99       $     1.04
                                               ==========       ==========       ==========       ==========
         Basic - pro-forma                     $     1.01       $     0.56       $     0.93       $     0.95
                                               ==========       ==========       ==========       ==========
         Diluted - as reported                 $     1.05       $     0.57       $     1.93       $     0.99
                                               ==========       ==========       ==========       ==========
         Diluted - pro-forma                   $     0.98       $     0.53       $     0.90       $     0.91
                                               ==========       ==========       ==========       ==========


ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

     $15.3 million of the stock-based employee compensation expense for the six months ended June 30, 2005 is related to accelerated vesting of certain existing stock options and $21.3 million is related to certain stock options issued in the six months ended June 30, 2005.

     Restricted stock awards are generally recorded as compensation expense using fixed accounting over the vesting periods based on the market value on the date of grant except in situations where provisions of the agreements allow for acceleration of vesting upon a certain event. If the event occurs, this may result in an acceleration of vesting and recognition of associated expense.

RECENT ACCOUNTING PRONOUNCEMENTS:

     On December 16, 2004, the Financial Accounting Standards Board ("FASB")
issued FASB Statement No. 123, "Share Based Payment (revised 2004)" ("FAS
123R"). FAS 123R revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising SFAS 123, FAS 123R supersedes APB 25, and amends FASB
Statement No. 95, "Statement of Cash Flows." On April 14, 2005, the Securities
and Exchange Commission announced the amendment of the adoption compliance date of FAS 123R from the first interim period to the first annual period beginning after June 15, 2005. We will be required to apply the expense recognition provisions of FAS 123R beginning in the first quarter of 2006.

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

     In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. In December 2004, the FASB issued Staff Position No. 109-1 ("FSP
109-1"), Application of SFAS 109 to the Tax Deduction on Qualified Production
Activities Provided by the AJCA and Staff Position No. 109-2 ("FSP 109-2"),
Accounting and Disclosure Guidance for the Foreign Earnings Repatriation
Provision within the AJCA. FSP 109-1 clarifies that the manufacturer's tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. Currently, uncertainty remains as to how to interpret numerous provisions of the AJCA. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We expect to be in a position to make a decision on implementation, if any, later in 2005.

SUBSEQUENT EVENT:

     On July 27, 2005, we announced that we were the successful bidder at an auction to acquire substantially all of the assets of Second Chance Body Armor,
Inc., a manufacturer of body armor serving the law enforcement and military markets. The total purchase price is $45 million in cash and includes the assumption of certain liabilities. The transaction is subject to final approval by the United States Bankruptcy Court, Western District of Michigan and is
expected to close July 29, 2005.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004.

     Net income. Net income increased $19.6 million, or 109.9%, to $37.4 million for the three months ended June 30, 2005, compared to $17.8 million for the three months ended June 30, 2004. Net income for the three months ended June 30,
2004, includes income from continuing operations of $17.7 million and income from discontinued operations of $100,000.

CONTINUING OPERATIONS

     Total revenues. Total revenues increased $147.9 million, or 66.1%, to
$371.6 million in the three months ended June 30, 2005, compared to $223.7 million in the three months ended June 30, 2004. For the three months ended June
30, 2005, total revenue increased 47.2% internally, including period-over-period changes in acquired businesses. Internal revenue growth represents period-over-period increases in revenue from businesses that were either owned or acquired by us during the periods presented. The calculation of internal revenue growth takes into consideration pro forma revenue for relevant periods of acquired entities in determining period-over-period revenue growth.

     Aerospace & Defense Group revenues. Aerospace & Defense Group revenues increased $126.9 million, or 97.8%, to $256.7 million in the three months ended
June 30, 2005, compared to $129.8 million in the three months ended June 30,
2004. For the three months ended June 30, 2005, Aerospace & Defense Group revenue increased $109.3 million, or 74.1%, internally, including period-over-period changes in acquired businesses. Internal growth was primarily due to:

     (1) We experienced strong demand for the Up-Armored High Mobility
     Multi-purpose Wheeled Vehicles (Up-Armored HMMWV, commonly known as the
     Humvee), including spare part revenues, as we shipped 1,672 Up-Armored
     HMMWVs in the three months ended June 30, 2005, compared to 894 in the three months ended June 30, 2004, an 87.0% increase. While there continues to be new orders under our current Up-Armored HMMWV contract, currently, several military transport vehicles are in the development stage and are being evaluated by the U.S. military as possible next-generation replacements for the HMMWV. Although we believe that the HMMWV will continue for some time to be one of the primary transport vehicles in the
     U.S. military, there is no assurance as to when a replacement for the HMMWV may be selected. In the event the HMMWV is replaced, we anticipate that any armoring for a replacement vehicle would be part of the vehicle's original design and that eventually, our HMMWV up-armoring content on a per unit basis would likely decline. Although we anticipate making significant efforts to obtain armoring contracts for any HMMWV replacement vehicles selected by the U.S. military, at this time, we cannot determine to what degree, if any, we would be able to obtain such military contracts. See risk factor "A Replacement of the HMMWV in the U.S. Military May Affect Our
     Results of Operations" in Part I of our 10-K for the year ended December
     31, 2004.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

     (2) During the three months ended June 30, 2005, add-on armor components for fielded vehicles including add-on armor kits for the light, medium and heavy truck fleet operating in Iraq increased 41.7%, compared to the three months ended June 30, 2004. We believe that vehicle armoring will play a significant role in the remainder of 2005 and is likely to play a significant role in 2006 and beyond.

     (3) Small arms protection inserts ("SAPI") plate volume decreased by 45.5%
     in the three months ended June 30, 2005 compared to the three months ended
     June 30, 2004. The reduction in volume was a result of short term, inability to procure certain raw materials, mainly ballistic fiber and ceramic supply, which are instrumental components to the SAPI plate.

     Continued growth in the SAPI plate business is dependent upon the continued
     level of hostilities in Iraq and Afghanistan as well as the U.S.
     Government's requirements for improved technology and performance of the
     SAPI plate. Future revenues may be constrained by our ability to procure certain raw materials necessary for the manufacture of the SAPI plate. See risk factor "There are Limited Sources for Some of Our Raw Materials, Which
     May Significantly Curtail our Manufacturing Operations" in Part I of our
     10-K for the year ended December 31, 2004.

     (4) Outer Tactical Vest ("OTV") units increased by 42.3% in the three months ended June 30, 2005, over the three months ended June 30, 2004. We also experienced 73.1% unit growth in helmets. Our Modular Lightweight
     Load-Carrying Equipment ("MOLLE") revenue increased 28.9% due to sales of higher value MOLLE accessories.

     Acquired growth, which is the amount of current year revenue equal to the prior year revenue before our acquisition of the acquired company, was a function of the acquisition of Specialty Defense in November 2004, which accounted for $17.6 million of the acquired growth.

     Products Division revenues. Products Division revenues increased $11.1 million, or 16.8%, to $76.8 million in the three months ended June 30, 2005, compared to $65.7 million in the three months ended June 30, 2004. For the three months ended June 30, 2005, Products Division revenue decreased $67,000, or
0.1%, internally. Internal growth was flat primarily due to large, non-recurring, one time sales in the 2nd quarter of 2004 related to ballistic reinforced enclosures and a large government sale of body armor. Also the timing of large international shipments and government shipments negatively impacted the quarter over quarter comparison.

     Acquired growth of $11.1 million was a function of the acquisitions of
Bianchi International, which was completed during the fourth quarter 2004, and
Kleen Bore, Inc., which was completed during the third quarter of 2004.

     Mobile Security revenues. Mobile Security Division revenues increased $10.0 million, or 35.3%, to $38.1 million in the three months ended June 30, 2005, compared to $28.2 million in the three months ended June 30, 2004, primarily due to the increasing threat of terrorism. During the three months ended June 30,
2005, commercial vehicle shipments increased 42.8%, to 434 vehicles compared to
304 vehicles in the three months ended June 30, 2004. All of Mobile Security
Division's revenue growth was internal.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

     Cost of revenues. Cost of revenues increased $118.6 million, or 75.4%, to
$275.8 million for the three months ended June 30, 2005, compared to $157.2 million for the three months ended June 30, 2004. As a percentage of total revenues, cost of revenues increased to 74.2% of total revenues for the three months ended June 30, 2005, from 70.3% for the three months ended June 30, 2004.

     Gross margins in the Aerospace & Defense Group were 22.8% for the three months ended June 30, 2005, compared to 29.0% for the three months ended June
30, 2004, primarily due to reduced selling prices for the Up-Armored HMMWV beginning in the third quarter of 2004, and significant changes in our product mix as we have diversified beyond Up-Armored HMMWVs.

     Gross margins in the Products Division were 36.8% for the three months ended June 30, 2005, compared to 33.5% for the three months ended June 30, 2004.
The increase was primarily due to improved product mix, improved body armor margins, and, a shift in production to lower cost manufacturing facilities.

     Gross margins in the Mobile Security Division were 23.7% in the three months ended June 30, 2005, compared to 24.2% for the three months ended June
30, 2004.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $12.1 million, or 51.9%, to $35.5 million
(9.6% of total revenues) for the three months ended June 30, 2005, compared to
$23.4 million (10.5% of total revenues) for the three months ended June 30,
2004. The decrease as a percentage of revenues was largely a function of our ability to achieve scale as revenues have increased, and the fourth quarter of
2004 acquisition of Specialty Defense, which operates with lower selling, general and administrative expenses as a percentage of revenues than the
Products Division and the Mobile Security Division.

     Aerospace & Defense Group selling, general and administrative expenses increased $3.7 million, or 78.3%, to $8.4 million (3.3% of Aerospace & Defense
Group revenues) for the three months ended June 30, 2005, compared to $4.7 million (3.6% of Aerospace & Defense Group revenues) for the three months ended
June 30, 2004. The increase in selling, general and administrative expenses is due primarily to additional selling, general and administrative expenses associated with the acquisition of Specialty Defense in November 2004, increased research and development expense, and an increase in administrative expenses as a result of increased production of the Up-Armored HMMWV and supplemental armor for other military vehicles. The decrease in selling, general and administrative expenses as a percentage of revenue was due to leveraging of the selling, general and administrative expenses over a much larger revenue base and the 2004 acquisition of Specialty Defense, which operates with lower selling, general and administrative expenses as a percentage of revenues than the pre-existing
Aerospace & Defense businesses.

     Products Division selling, general and administrative expenses increased
$3.6 million, or 34.0%, to $14.0 million (18.3% of Products Division revenues)
for the three months ended June 30, 2005, compared to $10.5 million (15.9% of
Products Division revenues) for the three months ended June 30, 2004. This increase is due primarily to acquisitions of $2.4 million, the inclusion of selling, general and administrative expenses related to NTI training services which were part of discontinued operations in 2004, increased research and development expenses, increased legal related to patent protection, and management severance expenses.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

     Mobile Security Division selling, general and administrative expenses increased $0.8 million, or 25.5%, to $3.7 million (9.7% of Mobile Security
Division revenues) for the three months ended June 30, 2005, compared to $3.0 million (10.5% of Mobile Security Division revenues) for the three months ended
June 30, 2004. The increase in selling, general and administrative expense was primarily due to increased insurance costs, increased selling and marketing costs, increased warranty provisions, and the negative impact of a weaker U.S.
dollar when converting foreign based expenses to U.S. dollars. The decrease in selling, general and administrative expenses as a percentage of revenues was due to the leveraging of the selling, general and administrative expenses over a much larger revenue base.

     Corporate general and administrative expenses increased $4.1 million, or
78.9%, to $9.4 million (2.5% of total revenues) for the three months ended June
30, 2005, compared to $5.3 million (2.3% of total revenues) for the three months ended June 30, 2004. This increase in administrative expenses is associated with the overall growth of the Company, including increased travel expenses, bonus provision, executive compensation planning and insurance expenses.

     Amortization. Amortization expense increased $1.1 million, or 109.5% to
$2.0 million for the three months ended June 30, 2005, compared to $973,000 for the three months ended June 30, 2004, primarily due to the acquisitions of
Specialty Defense in November 2004 and Bianchi in December 2004. SFAS 142, which we adopted on January 1, 2002, eliminated amortization of intangible assets with indefinite lives and goodwill for all acquisitions completed after July 1, 2001, as well as for all fiscal years ending after January 1, 2002. Remaining amortization expense is related to patents and trademarks with finite lives, and acquired amortizable intangible assets that meet the criteria for recognition as an asset apart from goodwill under SFAS 141.

     Integration. Integration expense increased $32,000, or 4.0%, to $834,000 for the three months ended June 30, 2005, compared to $802,000 for the three months ended June 30, 2004. Integration expense in the second quarter of 2005 primarily included charges for the integration of Specialty Defense and Bianchi, which were acquired in the fourth quarter of 2004. Integration expense in the second quarter of 2004 primarily included charges for integration related to the acquisitions of Simula and Hatch Imports, which were acquired in the fourth quarter of 2003.

     Other charges. There were no other charges in the three months ended June
30, 2005. Other charges for the three months ended June 30, 2004, were $7.3 million. Other charges in the second quarter of 2004 included a non-cash charge of $5.9 million for the acceleration of performance based, long-term restricted stock awards granted to certain executives in 2002, and a $1.4 million charge to reduce the carrying value of the remaining portion of NTI to its estimated fair value.

     Operating income. Operating income increased $23.4 million, or 68.9%, to
$57.4 million for the three months ended June 30, 2005, compared to $34.0 million in the three months ended June 30, 2004, due to the factors discussed above.

     Interest expense, net. Interest expense, net, decreased $543,000, or 26.4%, to $1.5 million for the three months ended June 30, 2005, compared to $2.1 million for the three months ended June 30, 2004. This decrease is primarily due to an increase in interest income generated from the increase in investment yield from higher interest rates and the increase in investment balances primarily from our 2% Convertible Notes offering in the fourth quarter of 2004.
This is partially offset by an increase in interest expense as a result of the issuance of the 2% Convertible Notes and the increase in the six-month

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

LIBOR. On September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate on the 8.25% Notes for a variable rate of six-month LIBOR (3.71% at June 30, 2005 and 1.94% at June 30, 2004), set
in arrears, plus a spread of 2.735% to 2.75%.

     Other income, net. Other income, net, which was $3.1 million for the three months ended June 30, 2005, relates primarily to an increase in the fair market value of our previously announced put option contracts, net of a non-operating asset write-off. Other income, net, of $390,000 for the three months ended June
30, 2004, relates primarily to the realization of a gain on the sale of a certain equity investment.

     Income from continuing operations before provision for income taxes. Income from continuing operations before provision for income taxes increased $26.7 million, or 82.5%, to $59.0 million for the three months ended June 30, 2005, compared to $32.3 million for the three months ended June 30, 2004, due to the reasons discussed above.

     Provision for income taxes. Provision for income taxes was $21.6 million for the three months ended June 30, 2005, compared to $14.6 million for the three months ended June 30, 2004. The effective tax rate was 36.6% for the three months ended June 30, 2005, compared to 45.2% for the three months ended June
30, 2004. The decreased tax rate relates primarily to the non-taxable fair market gain on put options in the three months ended June 30, 2005, and the non-tax deductible charge due to the accelerated vesting of performance based, long-term restricted stock awards during the three months ended June 30, 2004.

     Income from continuing operations. Income from continuing operations increased $19.7 million, or 111.1%, to $37.4 million for the three months ended
June 30, 2005, compared to $17.7 million for the three months ended June 30,
2004, due to the factors discussed above.

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

     We had no discontinued operations in the three months ended June 30, 2005.
Please see Note 2, Discontinued Operations, in Part I, Item 1 for a summary of the operating results of the discontinued operations for three months ended June
30, 2004.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004.

     Net income. Net income increased $38.1 million, or 125.8%, to $68.4 million for the six months ended June 30, 2005, compared to $30.3 million for the six months ended June 30, 2004. Net income for the six months ended June 30, 2004, includes income from continuing operations of $30.3 million and a loss from discontinued operations of $38,000.

CONTINUING OPERATIONS

     Total revenues. Total revenues increased $351.3 million, or 91.2%, to
$736.6 million in the six months ended June 30, 2005, compared to $385.3 million in the six months ended June 30, 2004. For the six months ended June 30, 2005, total revenue increased $298.0 million, or 67.9%, internally, including period-over-period changes in acquired businesses.

     Aerospace & Defense Group revenues. Aerospace & Defense Group revenues increased $306.4 million, or 145.4%, to $517.2 million in the six months ended
June 30, 2005, compared to $210.8 million in the six months ended June 30, 2004.
For the six months ended June 30, 2005, Aerospace & Defense Group revenue increased $275.8 million, or 114.3%, internally, including period-over-period changes in acquired businesses. Internal growth was primarily due to:

     (1) We experienced strong demand for the Up-Armored HMMWV, including spare part revenues, as we shipped 3,167 Up-Armored HMMWVs in the six months ended June 30, 2005, compared to 1,412 in the six months ended June 30,
     2004, a 124.3% increase. While we continue to receive new orders under our current contract for the Up-Armored HMMWV, there are currently, several military transport vehicles that are in the development stage and are being evaluated by the U.S. military as possible next-generation replacements for the HMMWV. Although we believe that the HMMWV will continue for some time to be one of the primary transport vehicles in the U.S. military, there is no assurance as to when a replacement for the HMMWV may be selected. In the event the HMMWV is replaced, we anticipate that any armoring for a replacement vehicle would be part of the vehicle's original design and that eventually, our HMMWV up-armoring content per vehicle would likely decline.
     Although we anticipate making significant efforts to obtain armoring contracts for any HMMWV replacement vehicles selected by the U.S. military, at this time, we cannot determine to what degree, if any, we would be able to obtain such military contracts. See risk factor "A Replacement of the
     HWWMV in the U.S. Military May Affect Our Results of Operations" in Part I
     of our 10-K for the year ended December 31, 2004.

     (2) During the six months ended June 30, 2005, add-on armor components for fielded vehicles including add-on armor kits for medium and heavy truck fleet operating in Iraq increased 412.5%, compared to the six months ended
     June 30, 2004. We believe that vehicle armoring will play a significant role in the remainder of 2005 and is likely to play a significant role in
     2006 and beyond.

     (3) SAPI plate volume decreased by 25.8% in the six months ended June 30,
     2005, compared to the six months ended June 30, 2004. The reduction in volume was a result of our inability to

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

     procure certain raw materials, mainly ballistic fiber and ceramic supply, which are an instrumental component to the SAPI plate.

     Continued growth in the SAPI plate business is dependent upon the continued
     level of hostilities in Iraq and Afghanistan as well as the U.S.
     Government's requirements for improved technology and performance of the
     SAPI plate. Future revenues may be constrained by our ability to procure certain raw materials necessary for the manufacture of the SAPI plate. See risk factor "There are Limited Sources for Some of Our Raw Materials, Which
     May Significantly Curtail our Manufacturing Operations" in Part I of our
     10-K for the year ended December 31, 2004.

     (4) OTV units increased by 163.0% in the six months ended June 30, 2005, over the six months ended June 30, 2004. We also experienced 10.7% in unit growth in helmets. Our MOLLE revenue increased 50.1% due to sales of higher value MOLLE accessories.

     Acquired growth, which is the amount of current year revenue equal to the prior year revenue before our acquisition of the acquired company, was a function of the acquisition of Specialty Defense in November 2004, which accounted for $30.5 million of the acquired growth.

     Products Division revenues. Products Division revenues increased $25.8 million, or 21.6%, to $145.4 million in the six months ended June 30, 2005, compared to $119.6 million in the six months ended June 30, 2004. For the six months ended June 30, 2005, Products Division revenue increased $3.0 million, or
2.1%, internally. Internal growth was primarily due to strong sales of international body armor, and strong domestic and international sales within duty gear. Acquired growth of $22.8 million was a function of the acquisitions of Bianchi International, which was completed during the fourth quarter 2004, and Kleen Bore, Inc., which was completed during the third quarter of 2004.

     Mobile Security revenues. Mobile Security Division revenues increased $19.1 million, or 34.8%, to $74.1 million in the six months ended June 30, 2005, compared to $55.0 million in the six months ended June 30, 2004, primarily due to the increasing threat of terrorism. During the six months ended June 30,
2005, commercial vehicle shipments increased 35.5%, to 847 vehicles compared to
625 vehicles in the six months ended June 30, 2004. All of Mobile Security
Division's revenue growth was internal.

     Cost of revenues. Cost of revenues increased $278.2 million, or 102.5%, to
$549.5 million for the six months ended June 30, 2005, compared to $271.3 million for the six months ended June 30, 2004. As a percentage of total revenues, cost of revenues increased to 74.6% of total revenues for the six months ended June 30, 2005, from 70.4% for the six months ended June 30, 2004.

     Gross margins in the Aerospace & Defense Group were 22.5% for the six months ended June 30, 2005, compared to 30.2% for the six months ended June 30,
2004, primarily due to reduced selling prices for the Up-Armored HMMWV beginning in the third quarter of 2004, and significant changes in our product mix as we have diversified beyond Up-Armored HMMWVs.

     Gross margins in the Products Division were 36.3% for the six months ended
June 30, 2005, compared to 32.6% for the six months ended June 30, 2004. The increase was primarily due to improved product mix, improved body armor margins and a shift in production to lower cost manufacturing facilities.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

     Gross margins in the Mobile Security Division were 24.6% in the six months ended June 30, 2005, compared to 20.8% for the six months ended June 30, 2004.
The margin improvement was primarily due to improved fixed cost absorption associated with increased manufacturing volumes, and a richer sales mix of high-end, higher margin vehicles.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $22.7 million, or 48.7%, to $69.4 million
(9.4% of total revenues) for the six months ended June 30, 2005, compared to
$46.6 million (12.1% of total revenues) for the six months ended June 30, 2004.
The decrease as a percentage of revenues was largely a function of our ability to achieve scale as revenues have increased, and the fourth quarter of 2004 acquisition of Specialty Defense, which operates with lower selling, general and administrative expenses as a percentage of revenues than the Products Division and the Mobile Security Division.

     Aerospace & Defense Group selling, general and administrative expenses increased $7.0 million, or 69.6%, to $16.9 million (3.3% of Aerospace & Defense
Group revenues) for the six months ended June 30, 2005, compared to $10.0 million (4.7% of Aerospace & Defense Group revenues) for the six months ended
June 30, 2004. The increase in selling, general and administrative expenses is due primarily to additional selling, general and administrative expenses associated with the acquisition of Specialty Defense in November 2004, increased research and development expense, and increase in administrative expenses as a result of increased production of the Up-Armored HMMWV and supplemental armor for other military vehicles. The decrease in selling, general and administrative expense as a percentage of revenue was due to leveraging of the selling, general and administrative expenses over a much larger revenue base.

     Products Division selling, general and administrative expenses increased
$7.0 million, or 32.7%, to $28.4 million (19.5% of Products Division revenues)
for the six months ended June 30, 2005, compared to $21.4 million (17.9% of
Products Division revenues) for the six months ended June 30, 2004. This increase is due primarily to acquisitions of $4.9 million, the inclusion of selling, general and administrative expenses related to NTI training services which were part of discontinued operations in 2004, increased research and development expenses, increased legal related to patent protection, and management severance expenses.

     Mobile Security Division selling, general and administrative expenses increased $0.8 million, or 12.2% (9.9% of Mobile Security Division revenues) for the six months ended June 30, 2005, compared to $6.5 million (11.9% of Mobile
Security Division revenues) for the six months ended June 30, 2004. The increase in selling, general and administrative expense was primarily due to increased insurance costs, increased selling and marketing costs, increased warranty provisions, and the negative impact of a weaker U.S. dollar when converting foreign based expenses to U.S. dollars. The decrease in selling, general and administrative expenses as a percentage of revenues was due to the leveraging of the selling, general and administrative expenses over a much larger revenue base.

     Corporate general and administrative expenses increased $8.0 million, or
91.2%, to $16.7 million (2.3% of total revenues) for the six months ended June
30, 2005, compared to $8.8 million (2.3% of total revenues) for the six months ended June 30, 2004. This increase in administrative expenses is associated with the overall growth of the Company, including increased travel expenses, bonus provision, executive compensation planning and insurance expenses.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

     Amortization. Amortization expense increased $2.1 million, or 108.7% to
$4.1 million for the six months ended June 30, 2005, compared to $2.0 million for the six months ended June 30, 2004, primarily due to the acquisitions of
Specialty Defense in November 2004 and Bianchi in December 2004. SFAS 142, which we adopted on January 1, 2002, eliminated amortization of intangible assets with indefinite lives and goodwill for all acquisitions completed after July 1, 2001, as well as for all fiscal years ending after January 1, 2002. Remaining amortization expense is related to patents and trademarks with finite lives, and acquired amortizable intangible assets that meet the criteria for recognition as an asset apart from goodwill under SFAS 141.

     Integration. Integration expense increased $151,000, or 10.2%, to $1.6 million for the six months ended June 30, 2005, compared to $1.5 million for the six months ended June 30, 2004. Included in integration expenses in the six months ended June 30, 2005, were charges for the integration of Specialty
Defense and Bianchi, which were acquired in the fourth quarter of 2004. Included in integration expenses in the six months ended June 30, 2004, were charges for integration related to the acquisitions of Simula and Hatch Imports, which were acquired in the fourth quarter of 2003.

     Other charges. There were no other charges in the six months ended June 30,
2005. Other charges for the six months ended June 30, 2004, were $7.3 million.
Other charges in the second quarter of 2004 included a non-cash charge of $5.9 million for the acceleration of performance based, long-term restricted stock awards granted to certain executives in 2002, and a $1.4 million charge to reduce the carrying value of the remaining portion of NTI to its estimated fair value.

     Operating income. Operating income increased $55.4 million, or 97.9%, to
$112.1 million for the six months ended June 30, 2005, compared to $56.6 million in the six months ended June 30, 2004, due to the factors discussed above.

     Interest expense, net. Interest expense, net decreased $26,000, or 0.7%, to
$3.8 million for the six months ended June 30, 2005, compared to $3.8 million for the six months ended June 30, 2004. This decrease is primarily due to an increase in interest income generated from the increase in investment yield from higher interest rates and the increase in investment balances primarily from our
2% Convertible Notes offering in the fourth quarter of 2004. This is partially offset by an increase in interest expense as a result of the issuance of the 2%
Convertible Notes and the increase in the six-month LIBOR. On September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the
8.25% fixed rate on the 8.25% Notes for a variable rate of six-month LIBOR
(3.71% at June 30, 2005 and 1.94% at June 30, 2004), set in arrears, plus a spread of 2.735% to 2.75%.

     Other income, net. Other income, net, was income of $2.0 million for the six months ended June 30, 2005, and related primarily due to an increase in the fair market value of our previously announced put option contracts, net of a non-operating asset write-off. Other income, net, of $275,000 for the six months ended June 30, 2004, relates primarily to the realization of a gain on the sale of a certain equity investment.

     Income from continuing operations before provision for income taxes. Income from continuing operations before provision for income taxes increased $57.1 million, or 107.6%, to $110.3 million for the six months ended June 30, 2005, compared to $53.1 million for the six months ended June 30, 2004, due to the reasons discussed above.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

     Provision for income taxes. Provision for income taxes was $41.8 million for the six months ended June 30, 2005, compared to $22.8 million for the six months ended June 30, 2004. The effective tax rate was 37.9% for the six months ended June 30, 2005, compared to 42.9% for the six months ended June 30, 2004.
The decreased tax rate relates primarily to the non-taxable fair market gain on put options in the six months ended June 30, 2005, and the non-tax deductible charge due to the accelerated vesting of performance based, long-term restricted stock awards during the six months ended June 30, 2004.

     Income from continuing operations. Income from continuing operations increased $38.1 million, or 125.5%, to $68.4 million for the six months ended
June 30, 2005, compared to $30.3 million for the six months ended June 30, 2004, due to the factors discussed above.

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

     We had no discontinued operations in the six months ended June 30, 2005.
Please see Note 2, Discontinued Operations, in Part I, Item 1 for a summary of the operating results of the discontinued operations for six months ended June
30, 2004.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

     In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time depending upon market conditions and other factors, of up to an additional 4.4 million shares. On
March 25, 2005, our Board of Directors increased our existing stock repurchase program to enable us to repurchase, from time to time depending upon market conditions and other factors, up to an additional 3.5 million shares of its outstanding common stock. Through July 25, 2005, we repurchased 3.8 million shares of our common stock under the stock repurchase program at an average price of $12.49 per share, leaving us with the ability to repurchase up to an additional 7.3 million shares of our common stock. We have not repurchased any shares in 2004 or in the six months ended June 30, 2005. Repurchases may be made in the open market, in privately negotiated transactions utilizing various hedging mechanisms including, among others, the sale to third parties of put options our common stock, or otherwise. At June 30, 2005, we had 34.6 million shares of common stock outstanding.

     During the six months ended June 30, 2005, we sold put options in various private transactions covering 2.5 million shares of Company stock for $4.7 million in premiums. On June 30, 2005, put options covering 1 million shares expired unexercised leaving outstanding put options covering 1.5 million shares outstanding (4.3% of outstanding shares at June 30, 2005) at a weighted average strike price of $35.00 per share, all of which expire on or before September 30,
2005. If the purchasers exercise the remaining put options, we will be required to repurchase our shares or enter into alternative cash settlement arrangements at the negotiated strike price. As of June 30, 2005, based on the existing put option strike prices, it would cost us $52.5 million ($52.5 million fair value), if we were required to repurchase our shares under these put options. If all 1.5 million put options are exercised, we would have 5.8 million shares remaining under our repurchase programs.

     If the remaining put options expire unexercised, we will record an additional $1 million in other income in the third quarter of 2005. If our stock price were to decline below $35.00 on the settlement date of the remaining put options we potentially may incur a loss on the put options depending on the final closing price on the expiration dates.

     Under the terms of our put options, if our stock price were to fall to 50%
of the strike price we could be required to settle the contracts prior to the expiration of the contracts. We have the ability to terminate the contracts prior to expiration by paying an early unwind amount to the counterparty. This amount is equal to the current market value of the option contract provided by the counterparty at the time of unwind.

     The fair values of the put options are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the put options, taking into account the consideration we received for the sale of the put options. As our stock price fluctuates the value of these contracts also fluctuates. For the three and six month periods ending June 30, 2005, we incurred fair value gains of $4.9 million and $3.8 million, respectively, recorded in other income, net.

     We expect to continue our policy of repurchasing our common stock from time to time, subject to the restrictions contained in our Credit Facility, the indenture governing the 8.25% Notes and the indenture governing the 2%
Convertible Notes. Our Credit Facility permits us to repurchase shares of

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

our common stock with no limitation if our ratio of Consolidated Senior
Indebtedness to Consolidated EBITDA (as such terms are defined in the Credit
Facility) for any rolling twelve-month period is less than 1.00 to 1. When such ratio is greater than 1.00 to 1, our Credit Facility limits our ability to repurchase shares at $15.0 million. This basket resets to $0 each time the ratio is less than 1.00 to 1. As of June 30, 2005, such ratio was 0.06 to 1. Our indentures governing the 8.25% Notes and the 2% Convertible Notes also permit us to repurchase shares of our common stock, subject to certain limitations, as long as we satisfy the conditions to such repurchase contained therein.

     On October 29, 2004, we completed the placement of $300 million aggregate principal amount of the 2.00% Senior Subordinated Convertible Notes due November
1, 2024 (the "2% Convertible Notes"). On November 5, 2004, Goldman, Sachs & Co.
exercised its option to purchase an additional $45 million principal amount of the 2% Convertible Notes. The 2% Convertible Notes provide the holders with a seven year put option and are guaranteed by most of our domestic subsidiaries on a senior subordinated basis. The 2% Convertible Notes were initially rated B1/B+
by Moody's Investors' Service and Standard & Poor's Rating Services,
respectively. The 2% Convertible Notes will bear interest at a rate of 2.00% per year, payable on November 1 and May 1 of each year beginning on May 1, 2005 and ending on November 1, 2011. The 2% Convertible Notes will be subject to accretion of the principal amount beginning on November 1, 2011, at a rate that provides holders with an aggregate annual yield to maturity of 2.00%, as defined in the agreement. The 2% Convertible Notes will bear contingent interest during any six-month period beginning November 1, 2011, of 15 basis points paid in cash if the average trading price of the notes is above certain levels. The 2%
Convertible Notes will be convertible, at the bond holder's option at any time, initially at a conversion rate of 18.5151 shares of our common stock per $1,000 principal amount of notes, which is the equivalent conversion price of approximately $54.01 per share, subject to adjustment. Upon conversion, we will satisfy our conversion obligation with respect to the accreted principal amount of the notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock. The conversion rate will be subject to adjustment, without duplication, upon the occurrence of any of the following events: (1) Stock dividends in common stock, (2) Issuance of rights and warrants, (3) Stock splits and combinations, (4) Distribution of indebtedness, securities or assets, (5) Cash distributions, (6) Tender or exchange offers, and
(7) Repurchases of common stock. In accordance with generally accepted accounting principles, the 2% Convertible Notes are classified as short term debt. We used the proceeds of the offering to fund the acquisitions of Specialty
Defense in November 2004 and Bianchi International in December 2004, and for
general corporate and working capital purposes, including the funding of capital expenditures. Funds that are not immediately used are invested in money market funds and other investment grade securities until needed.

     On June 22, 2004, our stockholders approved an amendment to our Certificate of Incorporation, as amended, that increased the number of shares of our authorized capital stock to 80,000,000, of which 75,000,000 shares are designated as common stock and 5,000,000 shares are designated as preferred stock.

     On June 15, 2004, we sold 4,000,000 primary shares of common stock at a price of $37.50 per share, raising $142.5 million of net proceeds after deducting the underwriter discounts and commissions. In addition, certain of our directors and officers granted the underwriters a 30-day option to purchase up to 600,000 shares. The 30-day option expired unexercised on July 15, 2004. We used the net proceeds from the offering to primarily to fund the acquisitions of
Specialty Defense and Bianchi International in the fourth quarter of 2004.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - CONTINUED

     On September 2, 2003, we entered into interest rate swap agreements, which have been designated as fair value hedges as defined under SFAS 133 with a notional amount totaling $150 million. The agreements were entered into to exchange the fixed interest rate on our 8.25% Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to
2.75% fixed semi-annually on the fifteenth day of February and August. The agreements are subject to other terms and conditions common to transactions of this type. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, other assets on the Consolidated Balance Sheet increased by $1.0 million to $7.0 million at June
30, 2005, from $6.0 million at December 31, 2004, which reflected an increase in the fair value of the interest rate swap agreements. The corresponding increase in the hedge liability was recorded in long-term debt. The agreements are deemed to be a perfectly effective fair value hedge, and, therefore, qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

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

     On July 26, 2005, we amended our secured revolving credit facility (the
"Credit Facility") with Bank of America, N.A., Wachovia Bank, National
Association and a syndicate of other financial institutions arranged by Bank of
America Securities, LLC. The amendment allows for advances, loans, extensions of credit to or any other investments in key suppliers of the Company in an aggregate amount not to exceed $15 million at any time outstanding for the purpose of facilitating the sale and purchase of goods and services to the
Company. In addition, the amendment allows for leases or other dispositions of assets of not more than 10% of the consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Credit Facility.

     As of June 30, 2005, we were in compliance with all of our negative and affirmative covenants contained in the Credit Facility and the indentures governing the 8.25% Notes and the 2% Convertible Notes.

     Working capital was $362.9 million and $289.6 million as of June 30, 2005, and December 31, 2004, respectively. The increase in working capital is largely a function of increases in accounts receivable of $2.4 million and inventory of
$32.5 million to support the growth in revenues from demand for the Up-Armored
HMMWV, supplemental armor for other military vehicles, and SAPI plates.

     Net cash provided by operating activities was $58.0 million for the six months ended June 30, 2005, compared to $9.7 million for the six months ended
June 30, 2004. Net cash provided by operating activities improved due to increased net income for the six months ended June 30, 2005, and was negatively impacted due to increases in working capital in both periods. Net cash used in investing activities was $385.6 million for the six months ended June 30, 2005, compared to $217.2 million for the six months ended June 30, 2004 primarily due to an increase in the purchase of short-term investment securities in the six months ended June 30, 2005. Net cash provided by financing activities was
$845,000 for the six months ended June 30, 2005, compared to $116.5 million for the six months ended June 30, 2004. The decrease in the six months ended June
30, 2005 is primarily due to net cash provided by financing activities in the six months ended June 30, 2004 including the sale of 4,000,000 shares of Company stock, partially offset by the long-term repayment of long-term debt.

     Our fiscal 2005 capital expenditures are expected to be $16.7 million, of which we have spent $8.1 million through the six months ended June 30, 2005.
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

     On September 2, 2003, we entered into interest rate swap agreements in which we effectively exchanged the $150 million fixed rate 8.25% interest on the senior subordinated notes for variable rates in the notional amount of $80 million, $50 million, and $20 million at six-month LIBOR, set in arrears, plus
2.75%, 2.75%, and 2.735%, respectively. The agreements involve receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The variable interest rates are fixed semi-annually on the fifteenth day of February and August each year through maturity. The six-month LIBOR rate was 3.86% on
July 20, 2005. The maturity dates of the interest rate swap agreements match those of the underlying debt. Our objective for entering into these interest rate swaps was to reduce our exposure to changes in the fair value of senior subordinated notes and to obtain variable rate financing at an attractive cost.
Changes in the six-month LIBOR would affect our earnings either positively or negatively. An assumed 100 basis point increase in the six-month LIBOR would increase our interest obligations under the interest rate swaps by approximately
$750,000 for a six month period.

     In accordance with SFAS 133, we designated the interest rate swap agreements as perfectly effective fair value hedges and, accordingly, use the short-cut method of evaluating effectiveness. As permitted by the short-cut method, the change in fair value of the interest rate swaps will be reflected in earnings and an equivalent amount will be reflected as a change in the carrying value of the swaps, with an offset to earnings. There is no ineffectiveness to be recorded. On June 30, 2005, we recorded the fair value of the interest rate swap agreements of $7.0 million and recorded the corresponding fair value

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

     Stock Price Risk. The fair values of the put options are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the put options, taking into account the consideration we received for the sale of the put options. As our stock price fluctuates the value of these contracts also fluctuates. For the three and six month periods ending June 30,
2005, we incurred fair value gains of $4.9 million and $3.8 million, respectively, recorded in other income, net.

     Our exposure to our stock price risk is a result of the remaining unexercised put option contracts covering 1.5 million shares of our common stock. Under the terms of our put options, if our stock price were to fall to
50% of the strike price we could be required to settle the contracts prior to the expiration of the contracts. We have the ability to terminate the contracts
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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

     Our management, including Warren B. Kanders, Chairman and Chief Executive
Officer, and Glenn J. Heiar, Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures, which are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, were effective. Furthermore, our management including our Chief Executive Officer and
Chief Financial Officer concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is accumulated and communicated to allow timely decisions regarding required disclosure.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

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

     Reference is made to Part I, Item 3, Legal Proceedings, in our Annual
Report on Form 10-K for the fiscal year ended December 31, 2004, for a description of other previously disclosed legal proceedings.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual meeting of stockholders on June 22, 2005 for the purpose of (i) electing directors, (ii) ratifying the appointment of
PricewaterhouseCoopers LLP as Armor Holdings, Inc.'s independent auditors for the fiscal year ending December 31, 2005, (iii) approving the Armor Holdings,
Inc. 2005 Stock Incentive Plan, and (iv) approving the Armor Holdings, Inc. 2005
Annual Incentive Plan.

     Each of our nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below.

                                  FOR                    AGAINST
                                  ---                    -------

Warren B. Kanders                 28,730,882            2,146,361
Burtt R. Ehrlich                  28,345,893            2,531,350
David R. Haas                     29,583,236            1,294,007
Robert R. Schiller                29,584,298            1,292,945
Nicholas Sokolow                  27,894,459            2,982,784
Thomas W. Strauss                 29,583,883            1,293,360
Deborah A. Zoullas                29,581,685            1,295,558

     The ratification of the appointment of PricewaterhouseCoopers LLP as Armor
Holdings, Inc.'s independent auditors for the fiscal year ending December 31,
2005 was approved with the number of votes set forth below:

For                    Against               Abstentions
---                    -------               -----------
30,472,429             387,733               17,081

     The proposal to adopt the Armor Holdings, Inc. 2005 Stock Incentive Plan was approved with the number of votes set forth below:

For                    Against               Abstentions
---                    -------               -----------
20,225,111             4,567,928             123,490

     The proposal to adopt the Armor Holdings, Inc. 2005 Annual Incentive Plan was approved with the number of votes set forth below:

For                    Against               Abstentions
---                    -------               -----------
23,550,774             1,341,629             124,126

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

     The following exhibits are filed as part of this quarterly report on Form
10-Q:

Exhibit No.  Description
-----------  -----------

4.1          Third Supplemental Indenture, dated as of May 25, 2005, among Armor
             Holdings, Inc., the subsidiary guarantors listed as signatories thereto and Wachovia Bank, National Association, as trustee.

4.2          Eighth Supplemental Indenture, dated as of May 25, 2005, among
             Armor Holdings, Inc., the subsidiary guarantors listed as
             signatories thereto and Wachovia Bank, National Association, as trustee.

10.1         Amended and Restated Employment Agreement, dated as of January 1,
             2005, between Armor Holdings, Inc. and Warren B. Kanders.

10.2         Employment Agreement, dated as of January 1, 2005, between Armor
             Holdings, Inc. and Robert R. Schiller.

10.3         Employment Agreement, dated as of May 20, 2005, between Armor
             Holdings, Inc. and Glenn J. Heiar.

10.4         Employment Agreement, dated as of May 20, 2005, between Armor
             Holdings, Inc. and Robert F. Mecredy.

10.5         Employment Agreement, dated as of May 20, 2005, between Armor
             Holdings, Inc. and Scott T. O'Brien.

10.6         Non-competition Agreement, dated as of May 20, 2005, between Armor
             Holdings, Inc. and Scott T. O'Brien.

10.7         Form of Stock Option Agreement under the 2005 Stock Incentive Plan.

10.8         Form of Stock Bonus Award Agreement under the 2005 Stock Incentive
             Plan.

10.9         Fourth Amendment to Credit Agreement, dated as of Apri 14, 2005, by and among Armor Holdings, Inc., as Borrower, the lenders from time to time party to the Credit Agreement, Bank of America, N.A., as
             Administrative Agent, Wachovia Bank, National Association, as
             Syndication Agent, and KeyBank National Association, as
             Documentation Agent.

10.10        Fifth Amendment to Credit Agreement, dated as of July 26, 2005, by and among Armor Holdings, Inc., as Borrower, the lenders from time to time party to the Credit Agreement, Bank of America, N.A., as
             Administrative Agent, Wachovia Bank, National Association, as
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

                  /s/ Warren B. Kanders
                  ----------------------------------
                  Warren B. Kanders
                  Chairman and Chief Executive Officer
                  Dated:  July 27, 2005

                  /s/ Glenn J. Heiar
                  ----------------------------------
                  Glenn J. Heiar
                  Chief Financial Officer
                  (Principal Financial Officer and Principal Accounting Officer)
                  Dated: July 27, 2005

