Form 10-Q
period 2005-09-30
ARMOR HOLDINGS INC
filed 2005-10-26
CIK 845752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes       No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No

The number of shares outstanding of the registrant's Common Stock as of October 17, 2005 is 34,908,517.

Armor Holdings, Inc.
Form 10-Q
Index

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries include all adjustments which management considers necessary for a fair presentation of operating results and financial position as of September 30, 2005 and for the three month and nine month periods ended September 30, 2005 and September 30, 2004.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K and amendments thereto for the fiscal year ended December 31, 2004.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2005 (unaudited)	December 31, 2004 *
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,146	$421,209
Short-term investment securities	355,800	—
Accounts receivable (net of allowance for doubtful accounts of $8,342 and $3,077)	234,368	175,452
Inventories	198,648	176,208
Prepaid expenses and other current assets	46,975	46,935
Total current assets	906,937	819,804
PROPERTY AND EQUIPMENT (net of accumulated depreciation of $34,777 and $27,917)	79,799	77,307
GOODWILL (net of accumulated amortization of $4,024 and $4,024)	273,571	262,013
PATENTS, LICENSES AND TRADEMARKS (net of accumulated amortization of $13,041 and $6,830)	132,213	112,459
OTHER ASSETS	14,352	20,768
TOTAL ASSETS	$1,406,872	$1,292,351

*	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

	September 30, 2005 (unaudited)	December 31, 2004 *
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$422	$621
Short-term debt	344,411	343,756
Accounts payable	86,080	69,601
Accrued expenses and other current liabilities	109,543	107,247
Income taxes payable	2,129	9,001
Total current liabilities	542,585	530,226
LONG-TERM LIABILITIES:
Long-term debt, less current portion	153,313	156,751
Other long-term liabilities	2,012	1,951
Deferred income taxes	42,658	38,227
Total liabilities	740,568	727,155
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 75,000,000 and 75,000,000 shares authorized; 40,965,455 and 40,133,870 issued and 34,905,233 and 34,073,648 outstanding at September 30, 2005 and December 31, 2004, respectively	410	402
Additional paid-in capital	515,140	504,809
Retained earnings	220,408	125,481
Accumulated other comprehensive income	2,663	6,821
Treasury stock	(72,317)	(72,317)
Total stockholders’ equity	666,304	565,196
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,406,872	$1,292,351

*	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
REVENUES:
Aerospace & Defense	$339,113	$160,238	$856,271	$371,019
Products	75,911	64,659	221,274	184,242
Mobile Security	32,640	31,906	106,726	86,874
Total revenues	447,664	256,803	1,184,271	642,135
COSTS AND EXPENSES:
Cost of revenues	348,238	185,457	897,733	456,771
Cost of vest exchange program / warranty revision	19,400	5,000	19,400	5,000
Selling, general and administrative expenses	34,723	22,695	104,073	69,332
Amortization	2,141	984	6,217	2,937
Integration	673	551	2,307	2,034
Other charges	—	381	—	7,702
OPERATING INCOME	42,489	41,735	154,541	98,359
Interest expense, net	1,379	1,400	5,138	5,185
Other (income) expense, net	(1,370)	154	(3,340)	(121)
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	42,480	40,181	152,743	93,295
PROVISION FOR INCOME TAXES	15,997	16,307	57,816	39,072
INCOME FROM CONTINUING OPERATIONS	26,483	23,874	94,927	54,223
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	(38)
NET INCOME	$26,483	$23,874	$94,927	$54,185
NET INCOME PER COMMON SHARE — BASIC
INCOME FROM CONTINUING OPERATIONS	$0.76	$0.73	$2.76	$1.79
LOSS FROM DISCONTINUED OPERATIONS	—	—	—	0.00
BASIC EARNINGS PER SHARE	$0.76	$0.73	$2.76	$1.79
NET INCOME PER COMMON SHARE — DILUTED
INCOME FROM CONTINUING OPERATIONS	$0.74	$0.70	$2.66	$1.72
LOSS FROM DISCONTINUED OPERATIONS	—	—	—	0.00
DILUTED EARNINGS PER SHARE	$0.74	$0.70	$2.66	$1.72
WEIGHTED AVERAGE SHARES — BASIC	34,714	32,861	34,453	30,221
WEIGHTED AVERAGE SHARES — DILUTED	35,959	34,198	35,675	31,498

See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30, 2005	September 30, 2004
CASH FLOW FROM OPERATING ACTIVITIES:
Income from continuing operations	$94,927	$54,223
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	16,077	9,954
Loss on disposal of fixed assets	717	426
Deferred income taxes	(5,362)	2,785
Fair value gain for put options	(5,048)	—
Non-cash charge for acceleration of performance-based restricted stock awards	—	6,294
Non-cash impairment charge	—	1,408
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(55,790)	(52,331)
Increase in inventories	(16,575)	(58,848)
Decrease (increase) in prepaid expenses and other assets	12,569	(7,723)
Increase in accounts payable, accrued expenses and other current liabilities	21,685	39,318
(Decrease) increase in income taxes payable	(3,723)	28,235
Net cash provided by operating activities	59,477	23,741
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,055)	(11,061)
Purchase of patents and trademarks	(123)	(117)
Purchases of short-term investment securities	(658,100)	(150,275)
Proceeds from sales of short-term investment securities	302,300	27,575
Sale of put options	6,614	—
Purchase of equity investment	—	(5,275)
Proceeds from sale of equity investment	—	5,823
Collection of note receivable	—	975
Decrease in restricted cash	—	2,600
Sale of business, net of cash disposed	—	125
Additional cash received from sale of business	300	—
Additional consideration for purchased businesses	(4,981)	(2,323)
Purchase of businesses, net of cash acquired	(46,805)	(8,373)
Net cash used in investing activities	(411,850)	(140,326)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	10,384	11,448
Proceeds from the issuance of common stock	—	142,500
Cash paid for common stock offering costs	—	(1,339)
Taxes paid for withheld shares on restricted stock issuances	(5,796)	(1,724)
Repayments of long-term debt	(383)	(34,339)
Borrowings under lines of credit	13,006	18,507
Repayments under lines of credit	(12,869)	(18,054)
Net cash provided by financing activities	4,342	116,999
Effect of exchange rate changes on cash and cash equivalents	(2,032)	240
Net cash used in discontinued operations	—	(717)
Net decrease in cash and cash equivalents	(350,063)	(63)
Cash and cash equivalents, beginning of period	421,209	111,850
Cash and cash equivalents, end of period	$71,146	$111,787

See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries (the ‘‘Company’’, ‘‘we’’, ‘‘our’’, ‘‘us’’) have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to present a fair presentation have been included. The results of operations for the three month and nine month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K and amendments thereto for the year ended December 31, 2004. The amounts disclosed in the footnotes are related to continuing operations unless otherwise indicated. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — DISCONTINUED OPERATIONS

On July 2, 2004, we sold the security consulting division of our litigation support services subsidiary, New Technologies Armor, Inc. (‘‘NTI’’), which was the last remaining business in discontinued operations. The remaining division in NTI, consisting primarily of training services, has been included as part of the Products Division segment, where management now resides. This business represented the last remaining business in our ArmorGroup Services Division (the ‘‘Services Division’’). We had no discontinued operations at September 30, 2005.

A summary of the operating results of the discontinued operations for the three and nine month periods ended September 30, 2005 and 2004, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands)		(in thousands)
Revenues	$—	$—	$—	$1,733
Cost of revenues	—	—	—	697
Selling, general and administrative expenses	—	—		821
Operating income	—	—	—	215
Interest expense, net	—	—	—	2
Other expense, net	—	—	—	273
Loss from discontinued operations before benefit for income taxes	—	—	—	(60)
Benefit for income taxes	—	—	—	(22)
Loss from discontinued operations	$—	$—	$—	$(38)

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

NOTE 3 — COMPREHENSIVE INCOME

The components of comprehensive income, net of tax benefit of $142,000 and tax provision of zero for the three months ended September 30, 2005 and 2004, respectively, and net of tax benefit of $554,000 and tax provision of zero for the nine months ended September 30, 2005 and 2004, respectively, are listed below:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands)		(in thousands)
Net income	$26,483	$23,874	$94,927	$54,185
Other comprehensive (loss) income:
Foreign currency translations, net of tax	(94)	507	(4,158)	(51)
Comprehensive income:	$26,389	$24,381	$90,769	$54,134

NOTE 4 — INVENTORIES

The components of inventory as of September 30, 2005 and December 31, 2004, are summarized as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Raw material	$122,744	$97,528
Work-in-process	40,673	51,137
Finished goods	35,231	27,543
Total inventories	$198,648	$176,208

NOTE 5 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2005 and December 31, 2004, are summarized as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Accrued expenses and other current liabilities	$71,631	$69,494
Vest exchange program / warranty revision accrual	20,515	1,375
Customer deposits	15,272	32,317
Deferred consideration for acquisitions	2,125	4,061
Total accrued expenses and other current liabilities	$109,543	$107,247

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, ‘‘ Accounting for Derivative Instruments and Hedging Activities,’’ as amended by Statement of Financial Accounting Standards No. 138, ‘‘Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of SFAS 133’’, and Statement of Financial Accounting Standards No. 149 ‘‘Amendment of SFAS 133 on Derivative Instruments and Hedging Activities’’ (collectively ‘‘SFAS 133’’). SFAS 133 requires all freestanding and embedded derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and accounted for as either fair value hedges or cash flow hedges pursuant to the provisions of SFAS 133.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

On October 29, 2004, we completed the placement of $300 million aggregate principal amount of the 2% Senior Subordinated Convertible Notes due November 1, 2024 (the ‘‘2% Convertible Notes’’). On November 5, 2004, Goldman, Sachs & Co. exercised its option to purchase an additional $45 million principal amount of the 2% Convertible Notes. The 2% Convertible Notes will bear interest at a rate of 2.00% per year, payable on November 1 and May 1 of each year beginning on May 1, 2005 and ending on November 1, 2011. The 2% Convertible Notes will be subject to accretion of the principal amount beginning on November 1, 2011, at a rate that provides holders with an aggregate annual yield to maturity of 2.00%, as defined in the agreement. The 2% Convertible Notes will bear contingent interest during any six-month period beginning November 1, 2011, of 15 basis points paid in cash if the average trading price of the notes is above certain levels. As defined in SFAS 133, ‘‘Accounting for Derivative Instruments and Hedge Activities’’ the contingent interest feature of the 2% Convertible Notes is an embedded derivative that is not considered clearly and closely related to the host contract. The fair value of this bifurcated derivative at September 30, 2005, and December 31, 2004, is immaterial to our financial position based on documentation we received from our investment bank.

We hedge the fair value of our 8.25% $150 million Senior Subordinated Notes due 2013 (the ‘‘8.25% Notes’’) using interest rate swaps. We enter into these derivative contracts to manage fair value changes which could be caused by our exposure to interest rate changes. On September 2, 2003, we entered into interest rate swap agreements, designated as fair value hedges as defined under SFAS 133 with an aggregate notional amount totaling $150 million. The agreements were entered into to exchange the fixed interest rate on the 8.25% Notes for a variable interest rate equal to six-month LIBOR (4.2% at September 30, 2005), set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth of February and August each year through maturity. The agreements are subject to other terms and conditions common to transactions of this type. These fair value hedges qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the 8.25% Notes. Accordingly, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the 8.25% Notes due to changes in the market interest rate. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements on the 8.25% Notes. The fair value of the interest rate swap agreements was approximately $2.7 million and $6.0 million at September 30, 2005 and December 31, 2004, respectively, and is included in other assets and long-term debt on the accompanying condensed consolidated balance sheets.

The fair values of our interest rate swap agreements are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the agreement, taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

NOTE 7 — GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Under Statement of Financial Accounting Standards No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS 142’’), goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment at least annually or more often if indicators of impairment arise. The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

	Aerospace & Defense	Products	Mobile Security	Corporate	Total
	(In thousands)
Balance at December 31, 2004	$154,313	$101,292	$6,408	$—	$262,013
Goodwill acquired during period	—	5,439	—	1,729	7,168
Finalization of purchase price allocation	—	3,162	—	—	3,162
Foreign currency translation and other adjustments	780	358	90	—	1,228
Balance at September 30, 2005	$155,093	$110,251	$6,498	$1,729	$273,571

Included in patents, licenses and trademarks in the accompanying consolidated balance sheets are the following intangible assets as of September 30, 2005:

	Customer Relationships	Technology	Marketing	Total
	(In thousands)
Gross amount	$60,665	$19,496	$65,093	$145,254
Accumulated amortization	(7,269)	(2,977)	(2,795)	(13,041)
Net amount	$53,396	$16,519	$62,298	$132,213

Included in Marketing are approximately $60.2 million of marketing-related intangible assets that have indefinite lives.

The purchase price allocations for the acquisitions of Bianchi International and Specialty Defense, acquired in the fourth quarter of 2004, were completed during 2005. The purchase price allocation of Second Chance Body Armor, Inc. (‘‘Second Chance’’), acquired in July 2005, is not final and we are awaiting the final valuation report related to intangible assets. We do not anticipate any material changes as a result of the completion of the valuation in the fourth quarter of 2005.

NOTE 8 —	INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL REVENUES

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

Aerospace & Defense Group.    The Aerospace & Defense Group supplies human safety and survival systems to the U.S. military and major aerospace and defense prime contractors. Our core markets are land, marine and aviation safety and military personnel protection. The most significant business within the Aerospace & Defense Group is armoring a variety of light, medium and heavy wheeled vehicles for the military. We are the sole-source provider to the U.S. military of the armor and blast protection systems (up-armoring) for their M1114 High Mobility Multi-purpose Wheeled Vehicles (Up-Armored HMMWV, commonly known as the Humvee). We also provide spare parts and logistical and field support services for Up-Armored HMMWVs previously shipped by us. We also provide blast and ballistic protection kits for the standard HMMWV which are installed in the field. Additionally, we develop ballistic and blast

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

protected armored and sealed truck cabs for other military tactical wheeled vehicles. For example, we design, develop and manufacture armor systems for military vehicles, including such platforms as the Heavy Expanded Mobility Tactical Truck (‘‘HEMTT’’), Palletized Load System (‘‘PLS’’), Heavy Equipment Transporter (‘‘HET’’), M915 and Armored Security Vehicle (‘‘ASV’’).

The Aerospace & Defense Group develops and supplies personnel equipment, including small arms protection inserts (‘‘SAPI’’) and other engineered ceramic body armor, helmets, and other protective and duty equipment. Our products include, among others, Modular Lightweight Load-Carrying Equipment (‘‘MOLLE’’) systems, Outer Tactical Vests (‘‘OTVs’’), Warrior Helmets and Advanced Combat Helmets. We are currently the largest supplier of MOLLE systems for the U.S. Army which is a modular rucksack that can be configured in a number of ways depending on the needs of the military mission. We also manufacture OTVs which, when used with SAPI plates, provide enhanced protection against bullets, mines, grenades and mortar and artillery shells. SAPI plates have been adopted by the U.S. military as a key element of the protective equipment worn by U.S. troops.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

Revenues, operating income and total assets for each of our continuing operating segments are as follows (net of intercompany eliminations):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands)		(in thousands)
Revenues:
Aerospace & Defense	$339,113	$160,238	$856,271	$371,019
Products	75,911	64,659	221,274	184,242
Mobile Security	32,640	31,906	106,726	86,874
Total revenues	$447,664	$256,803	$1,184,271	$642,135
Operating income (loss):
Aerospace & Defense	$56,702	$35,146	$152,630	$86,177
Products (Note A)	(8,678)	6,849	13,658	23,793
Mobile Security	2,556	3,699	13,474	8,619
Corporate	(8,091)	(3,959)	(25,221)	(20,230)
Total operating income	$42,489	$41,735	$154,541	$98,359

Note A: The Products Division operating income for the three and nine month periods ending September 30, 2005 includes a pre-tax charge of $19.4 million for the cost of the Supplemental Relief Program ("SRP") (see Note 16). The Products Division operating income for the three and nine month periods ending September 30, 2004 includes a pre-tax charge of $5.0 million for the cost of the warranty revision program.

	September 30, 2005	December 31, 2004
	(in thousands)
Total assets:
Aerospace & Defense	$535,076	$490,754
Products	344,670	278,912
Mobile Security	97,849	103,799
Corporate	429,277	418,886
Total assets	$1,406,872	$1,292,351

Financial information with respect to revenues based on the geographic location of the customer, and property and equipment, net to principal geographic areas, based on the actual location of the principle facility, is as follows:

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands)		(in thousands)
Revenues:
United States of America	$402,584	$210,523	$1,046,309	$523,734
North America (excluding the United States of America)	3,293	6,620	7,826	13,414
South America	5,704	4,390	16,031	12,051
Africa	3,579	351	13,579	2,032
Europe/Asia	32,504	34,919	100,526	90,904
Total revenues	$447,664	$256,803	$1,184,271	$642,135

	September 30, 2005	December 31, 2004
	(in thousands)
Total property and equipment, net:
North America	$60,210	$54,332
South America	1,461	1,461
Europe/Asia	18,128	21,514
Total property and equipment, net	$79,799	$77,307

NOTE 9 — EARNINGS PER SHARE

The following details the numerators and denominators of the basic and diluted earnings per share computations for net income from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$26,483	$23,874	$94,927	$54,223
Denominator for basic earnings per share – weighted average shares outstanding	34,714	32,861	34,453	30,221
Effect of shares issuable under stock option and stock grant plans, based on the treasury stock method	1,245	1,337	1,222	1,277
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	35,959	34,198	35,675	31,498
Basic earnings per share from continuing operations	$0.76	$0.73	$2.76	$1.79
Diluted earnings per share from continuing operations	$0.74	$0.70	$2.66	$1.72

Our 2.00% Convertible Notes include net share settlement of the conversion option and cash settlement of the par amount of $345.0 million. As a result, this requires us to use the treasury stock method to calculate the dilutive effect of our 2.00% Convertible Notes, which had no effect on our diluted share count during the three and nine months ended September 30, 2005.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

NOTE 10 — STOCKHOLDERS’ EQUITY

Statement of Financial Accounting Standard No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’), as amended by Statement of Financial Accounting Standard No. 148, ‘‘Accounting for Stock-Based Compensation — Transition and Disclosure’’ (‘‘SFAS 148’’), establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for our employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. If compensation cost for stock option grants had been determined based on the fair value on the grant dates for the three month and nine month periods ended September 30, 2005 and 2004, consistent with the method prescribed by SFAS 123, our net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands, except per share data)
Net income as reported	$26,483	$23,874	$94,927	$54,185
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(227)	(1,368)	(36,489)	(3,902)
Add: Employee compensation expense for modification of stock option awards included in reported net income, net of income taxes	—	—	118	57
Pro-forma net income	$26,256	$22,506	$58,556	$50,340
Earnings per share:
Basic — as reported	$0.76	$0.73	$2.76	$1.79
Basic — pro-forma	$0.76	$0.69	$1.70	$1.67
Diluted — as reported	$0.74	$0.70	$2.66	$1.72
Diluted — pro-forma	$0.73	$0.66	$1.64	$1.60

$15.3 million of the stock-based employee compensation expense for the nine months ended September 30, 2005 is related to accelerated vesting of certain existing stock options and $21.2 million is related to certain stock options issued in the nine months ended September 30, 2005.

On June 22, 2005, our stockholders approved the 2005 Stock Incentive Plan (the ‘‘2005 Plan’’). An aggregate of 2,500,000 shares of common stock is reserved for issuance and available for awards under the 2005 Plan. In addition to the limits described further in the 2005 Plan, the 2005 Plan provides that awards other than stock options and stock appreciation rights will be counted against the availability under the 2005 Plan in a 1.8 to 1 ratio. For example, if we issue 100 shares of restricted common stock under the 2005 Plan, we would reduce the availability under the 2005 Plan by 180 shares. Shares of common stock not

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

actually issued (as a result, for example, of the lapse of an option) are available for additional grants. Shares to be issued or purchased under the 2005 Plan may be either authorized but unissued common stock or treasury shares. Shares issued with respect to awards assumed by us in connection with acquisitions do not count against the total number of shares available under the 2005 Plan.

On June 22, 2004, our stockholders approved an amendment to our Certificate of Incorporation, as amended, that increased the number of shares of our authorized capital stock to 80,000,000, of which 75,000,000 shares are designated as common stock and 5,000,000 shares are designated as preferred stock.

In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time depending upon market conditions and other factors, of up to an additional 4.4 million shares. On March 25, 2005, our Board of Directors increased our existing stock repurchase program to enable us to repurchase, from time to time depending upon market conditions and other factors, up to an additional 3.5 million shares of our outstanding common stock. Through September 30, 2005, we repurchased 3.8 million shares of our common stock under the stock repurchase program at an average price of $12.49 per share, leaving us with the ability to repurchase up to an additional 7.3 million shares of our common stock. We did not repurchase any shares in 2004 or in the nine months ended September 30, 2005. Repurchases may be made in the open market, in privately negotiated transactions utilizing various hedging mechanisms including, among others, the sale to third parties of put options our common stock, or otherwise. At September 30, 2005, we had 34.9 million shares of common stock outstanding.

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Statement No. 123, ‘‘Share Based Payment (revised 2004)’’ (‘‘FAS 123R’’). FAS 123R revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising SFAS 123, FAS 123R supersedes APB 25, and amends FASB Statement No. 95, ‘‘Statement of Cash Flows.’’ On April 14, 2005, the Securities and Exchange Commission announced the amendment of the adoption compliance date of FAS 123R from the first interim period to the first annual period beginning after June 15, 2005. We will be required to apply the expense recognition provisions of FAS 123R beginning in the first quarter of 2006.

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

In October 2004, the American Jobs Creation Act of 2004 (‘‘AJCA’’) was signed into law. In December 2004, the FASB issued Staff Position No. 109-1 (‘‘FSP 109-1’’), Application of FASB Statement No. 109, ‘‘Accounting for Income Taxes’’ (‘‘SFAS 109’’), to the Tax Deduction on Qualified Production Activities Provided by the AJCA and Staff Position No. 109-2 (‘‘FSP 109-2’’), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA. FSP 109-1 clarifies that the

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

manufacturer’s tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. Currently, uncertainty remains as to how to interpret numerous provisions of the AJCA. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We expect to be in a position to make a decision on implementation, if any, in the fourth quarter of 2005.

NOTE 12 — LEGAL PROCEEDINGS

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

Zylon®

In April, 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging that ballistic-resistant soft body armor (vests) containing Zylon®, manufactured and sold by American Body Armor™, Safariland® and PROTECH®, failed to meet the warranties provided with the vests. On August 12, 2004, the Jacksonville, Florida (Duval County) Circuit Court gave preliminary approval to a settlement reached with the Southern States Police Benevolent Association (‘‘SSPBA’’). After a fairness hearing on November 5, 2004, the Court gave final approval to that agreement which provided, in essence, that (i) purchasers of certain Zylon®-containing vest models could exchange their vests for other vests manufactured by us (the ‘‘Exchange Program’’), (ii) we would continue our internal used-vest testing program (VestCheck®), and (iii) if testing revealed that other Zylon®-containing vests would not meet the warranties provided with the vests, class members who had purchased those other vests would be provided with relief on a reasonably comparable basis as those in the Exchange Program. The other class action suit filed by the National Association of Police Organizations, Inc. (NAPO), in Ft. Myers, Florida (Lee County), was voluntarily dismissed with prejudice on November 16, 2004.

On August 24, 2005, the United States Department of Justice through the National Institute of Justice (‘‘NIJ’’), released its ‘‘Third Status Report to the Attorney General on Body Armor Safety Initiative Testing and Activities’’ (the ‘‘Third NIJ Report’’). The Third NIJ Report contained, among other items, information and testing data on Zylon® and Zylon®-containing vests, and substantially modified compliance standards for all ballistic-resistant vests with the implementation of the NIJ 2005 Interim Requirements for Ballistic-Resistant Body Armor. As a result of the actions of the NIJ, we halted all sales or shipment of any Zylon®-containing vest models effective August 25, 2005, and immediately established a Supplemental Relief Program (the ‘‘SRP’’) that provides either a cash or voucher option to those who purchased Zylon®-containing vests through August 12, 2004. The Jacksonville, Florida Court gave preliminary approval to the SRP on August 31, 2005, and has scheduled a fairness hearing for October 27, 2005, to hear objections and to make a final determination whether to approve the SRP as fair, adequate and reasonable.

Following the NIJ’s announcement, the SSPBA filed another class action suit on behalf of purchasers of Zylon®-containing vests from August 13, 2004 (the date of certification of the prior class) through

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

August 29, 2005 (a date after which we had ceased all sales of Zylon®-containing vests). The Jacksonville, Florida Circuit Court has given preliminary approval to a settlement reached with the plaintiffs in this second suit that provides purchasers with either a 100% cash refund or a voucher for 100% of the purchase price redeemable for any of our merchandise. A fairness hearing on the second settlement is also scheduled for October 27, 2005 in Jacksonville, Florida.

We are also voluntarily cooperating with a request for documents and data received from the Department of Justice, which is reviewing the entire body armor industry’s use of Zylon®, and a subpoena recently served by the General Services Administration for information relating to Zylon®.

NOTE 13 — GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

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

The following consolidating financial information presents the consolidating balance sheets as of September 30, 2005 and December 31, 2004, the related condensed consolidating statements of operations for each of the three and nine month periods ended September 30, 2005 and September 30, 2004, and the related condensed consolidating statements of cash flows for the nine month periods ended September 30, 2005 and September 30, 2004 for:

• Armor Holdings, Inc., the parent,

• the guarantor subsidiaries,

• the nonguarantor subsidiaries, and

• Armor Holdings, Inc. on a consolidated basis

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet

	September 30, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$49,652	$8,041	$13,453	$—	$71,146
Short-term investment securities	355,800	—	—	—	355,800
Accounts receivable, net	—	212,990	21,378	—	234,368
Intercompany receivables	111,554	106,591	38,399	(256,544)	—
Inventories	—	169,998	28,650	—	198,648
Prepaid expenses and other current assets	2,720	39,815	4,440	—	46,975
Total current assets	519,726	537,435	106,320	(256,544)	906,937
Property and equipment, net	2,180	56,826	20,793	—	79,799
Goodwill, net	—	271,538	2,033	—	273,571
Patents, licenses and trademarks, net	—	132,046	167	—	132,213
Other assets	12,131	2,090	131	—	14,352
Investment in subsidiaries	752,663	117,700	—	(870,363)	—
Total assets	$1,286,700	$1,117,635	$129,444	$(1,126,907)	$1,406,872
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$274	$148	$—	$422
Short-term debt	341,708	—	2,703	—	344,411
Accounts payable	338	79,742	6,000	—	86,080
Accrued expenses and other current liabilities	20,307	66,920	22,316	—	109,543
Income taxes payable	(11,150)	12,194	1,085	—	2,129
Intercompany payables	113,594	62,743	80,207	(256,544)	—
Total current liabilities	464,797	221,873	112,459	(256,544)	542,585
Long-term debt, less current portion	150,714	2,290	309	—	153,313
Other long-term liabilities	—	2,012	—	—	2,012
Deferred income taxes	4,885	36,806	967	—	42,658
Total liabilities	620,396	262,981	113,735	(256,544)	740,568
Stockholders’ equity:
Preferred stock	—	1,450	—	(1,450)	—
Common stock	410	3,193	7,852	(11,045)	410
Additional paid in capital	515,140	532,904	14,778	(547,682)	515,140
Retained earnings (accumulated deficit)	220,408	317,107	(6,921)	(310,186)	220,408
Accumulated other comprehensive income	2,663	—	—	—	2,663
Treasury stock	(72,317)	—	—	—	(72,317)
Total stockholders’ equity	666,304	854,654	15,709	(870,363)	666,304
Total liabilities and stockholders’ equity	$1,286,700	$1,117,635	$129,444	$(1,126,907)	$1,406,872

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet

	December 31, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$388,727	$21,173	$11,309	$—	$421,209
Short-term investment securities	—	—	—	—	—
Accounts receivable, net	—	156,122	19,330	—	175,452
Intercompany receivables	173,735	108,313	7,045	(289,093)	—
Inventories	—	142,362	33,846	—	176,208
Prepaid expenses and other current assets	1,611	42,023	3,301	—	46,935
Total current assets	564,073	469,993	74,831	(289,093)	819,804
Property and equipment, net	5,144	47,968	24,195	—	77,307
Goodwill, net	—	259,773	2,240	—	262,013
Patents, licenses and trademarks, net	—	112,288	171	—	112,459
Other assets	18,410	2,209	149	—	20,768
Investment in subsidiaries	592,437	12,730	—	(605,167)	—
Total assets	$1,180,064	$904,961	$101,586	$(894,260)	$1,292,351
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$457	$164	$—	$621
Short-term debt	341,579	—	2,177	—	343,756
Accounts payable	640	58,422	10,539	—	69,601
Accrued expenses and other current liabilities	11,216	73,314	22,717	—	107,247
Income taxes payable	(6,454)	11,513	3,942	—	9,001
Intercompany payables	112,741	123,466	52,886	(289,093)	—
Total current liabilities	459,722	267,172	92,425	(289,093)	530,226
Long-term debt, less current portion	153,897	2,377	477	—	156,751
Other long-term liabilities	—	1,951	—	—	1,951
Deferred income taxes	1,249	36,077	901	—	38,227
Total liabilities	614,868	307,577	93,803	(289,093)	727,155
Stockholders’ equity:
Preferred stock	—	1,450	—	(1,450)	—
Common stock	402	3,792	7,854	(11,646)	402
Additional paid in capital	504,809	387,229	14,771	(402,000)	504,809
Retained earnings (accumulated deficit)	125,481	204,913	(14,842)	(190,071)	125,481
Accumulated other comprehensive income	6,821	—	—	—	6,821
Treasury stock	(72,317)	—	—	—	(72,317)
Total stockholders’ equity	565,196	597,384	7,783	(605,167)	565,196
Total liabilities and stockholders’ equity	$1,180,064	$904,961	$101,586	$(894,260)	$1,292,351

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings Inc. and Subsidiaries
Condensed Consolidating Statement of Operations

	Three Months ended September 30, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
			(in thousands)
Revenues:
Aerospace & Defense	$—	$340,548	$—	$(1,435)	$339,113
Products	—	62,643	13,268	—	75,911
Mobile Security	—	7,633	27,509	(2,502)	32,640
Total revenues	—	410,824	40,777	(3,937)	447,664
Costs and expenses:
Cost of revenues	—	319,550	32,625	(3,937)	348,238
Cost of vest exchange program / warranty revision	—	19,400	—	—	19,400
Selling, general and administrative expenses	8,082	22,590	4,051	—	34,723
Amortization	—	2,139	2	—	2,141
Integration	32	641	—	—	673
Operating (loss) income:	(8,114)	46,504	4,099	—	42,489
Interest expense (income), net	1,331	(142)	190	—	1,379
Other (income) expense, net	(1,255)	35	(150)	—	(1,370)
Equity in earnings of subsidiaries	(32,100)	(1,443)	—	33,543	—
Income before (benefit) provision for income taxes	23,910	48,054	4,059	(33,543)	42,480
(Benefit) provision for income taxes	(2,573)	17,022	1,548	—	15,997
Net income	$26,483	$31,032	$2,511	$(33,543)	$26,483

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings Inc. and Subsidiaries
Condensed Consolidating Statement of Operations

	Three Months ended September 30, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
			(in thousands)
Revenues:
Aerospace & Defense	$—	$160,238	$—	$—	$160,238
Products	—	53,621	11,038	—	64,659
Mobile Security	—	6,556	26,103	(753)	31,906
Total revenues	—	220,415	37,141	(753)	256,803
Costs and expenses:
Cost of revenues	—	156,777	29,433	(753)	185,457
Cost of vest exchange program / warranty revision	—	5,000	—	—	5,000
Selling, general and administrative expenses	3,295	16,301	3,099	—	22,695
Amortization	—	981	3	—	984
Integration	277	274	—	—	551
Other charges	381	—	—	—	381
Operating (loss) income	(3,953)	41,082	4,606	—	41,735
Interest expense, net	1,317	23	60	—	1,400
Other (income) expense, net	(4)	96	62	—	154
Equity in earnings of subsidiaries	(28,303)	(1,214)	—	29,517	—
Income from continuing operations before (benefit) provision for income taxes	23,037	42,177	4,484	(29,517)	40,181
(Benefit) provision for income taxes	(837)	15,593	1,551	—	16,307
Net income	$23,874	$26,584	$2,933	$(29,517)	$23,874

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings Inc. and Subsidiaries
Condensed Consolidating Statement of Operations

	Nine Months ended September 30, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
			(in thousands)
Revenues:
Aerospace & Defense	$—	$865,691	$—	$(9,420)	$856,271
Products	—	181,266	40,008	—	221,274
Mobile Security	—	33,203	77,531	(4,008)	106,726
Total revenues	—	1,080,160	117,539	(13,428)	1,184,271
Costs and expenses:
Cost of revenues	—	817,897	93,264	(13,428)	897,733
Cost of vest exchange program / warranty revision	—	19,400	—	—	19,400
Selling, general and administrative expenses	24,791	68,216	11,066	—	104,073
Amortization	—	6,214	3	—	6,217
Integration	426	1,881	—	—	2,307
Related party management fees (income)	16	(18)	2	—	—
Operating (loss) income	(25,233)	166,570	13,204	—	154,541
Interest expense (income), net	5,018	(296)	416	—	5,138
Other (income), net	(3,157)	(120)	(63)	—	(3,340)
Equity in earnings of subsidiaries	(114,784)	(5,331)	—	120,115	—
Income from continuing operations before (benefit) provision for income taxes	87,690	172,317	12,851	(120,115)	152,743
(Benefit) provision for income taxes	(7,237)	60,123	4,930	—	57,816
Net income	$94,927	$112,194	$7,921	$(120,115)	$94,927

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings Inc. and Subsidiaries
Condensed Consolidating Statement of Operations

	Nine Months ended September 30, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
			(in thousands)
Revenues:
Aerospace & Defense	$—	$371,019	$—	$—	$371,019
Products	—	151,237	33,005	—	184,242
Mobile Security	—	18,139	70,639	(1,904)	86,874
Total revenues	—	540,395	103,644	(1,904)	642,135
Costs and expenses:
Cost of revenues	—	375,920	82,755	(1,904)	456,771
Cost of vest exchange program/warranty revision	—	5,000	—	—	5,000
Selling, general and administrative expenses	12,043	47,940	9,349	—	69,332
Amortization	—	2,928	9	—	2,937
Integration	477	1,557	—	—	2,034
Other charges	7,702	—	—	—	7,702
Related party management fees (income)	16	(18)	2	—	—
Operating (loss) income	(20,238)	107,068	11,529	—	98,359
Interest expense, net	4,863	199	123	—	5,185
Other expense (income), net	23	(226)	82	—	(121)
Equity in earnings of subsidiaries	(74,464)	(1,844)	—	76,308	—
Income from continuing operations before (benefit) provision for income taxes	49,340	108,939	11,324	(76,308)	93,295
(Benefit) provision for income taxes	(4,845)	39,848	4,069	—	39,072
Income from continuing operations	54,185	69,091	7,255	(76,308)	54,223
Discontinued operations:
Loss from discontinued operations	—	(38)	—	—	(38)
Net income	$54,185	$69,053	$7,255	$(76,308)	$54,185

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

Armor Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flow

	Nine Months ended September 30, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
			(in thousands)
Cash flow from operating activities:
Income from continuing operations	$94,927	$112,194	$7,921	$(120,115)	$94,927
Adjustments to reconcile income from continuing operations to cash provided by (used in) operating activities:
Depreciation and amortization	2,033	11,980	2,064	—	16,077
Loss on disposal of fixed assets	—	281	436	—	717
Deferred income taxes	4,116	(9,529)	51	—	(5,362)
Fair value gain for put options	(5,048)	—	—	—	(5,048)
Changes in operating assets & liabilities, net of acquisitions:
Increase in accounts receivable	—	(53,742)	(2,048)	—	(55,790)
Decrease (increase) in intercompany receivables & payables	92,453	(92,862)	409	—	—
(Increase) decrease in inventory	—	(21,771)	5,196	—	(16,575)
Decrease (increase) in prepaid expenses & other assets	689	12,986	(1,106)	—	12,569
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	9,971	16,654	(4,940)	—	21,685
(Decrease) increase in income taxes payable	(1,547)	681	(2,857)	—	(3,723)
Net cash provided by operating activities	169,694	4,497	5,401	(120,115)	59,477
Cash flow from investing activities:
Purchase of property and equipment	(1,937)	(7,869)	(1,249)	—	(11,055)
Purchase of patents and trademarks	—	(123)	—	—	(123)
Purchases of short-term investment securities	(658,100)		—	—	(658,100)
Proceeds from sales of short-term investment securities	302,300		—	—	302,300
Sale of put options	6,614		—	—	6,614
Investment in subsidiaries	(160,226)	40,111	—	120,115	—
Additional cash received from sale of business	—	300	—	—	300
Additional consideration for purchased businesses	(646)	(4,335)	—	—	(4,981)
Purchase of businesses, net of cash acquired	(1,362)	(45,443)	—	—	(46,805)
Net cash used in investing activities	(513,357)	(17,359)	(1,249)	120,115	(411,850)
Cash flow from financing activities:
Proceeds from exercise of stock options	10,384	—	—	—	10,384
Taxes paid for withheld shares on restricted stock issuances	(5,796)	—	—	—	(5,796)
Repayments of long-term debt	—	(270)	(113)	—	(383)
Borrowings under lines of credit	6,973	—	6,033	—	13,006
Repayments under lines of credit	(6,973)	—	(5,896)	—	(12,869)
Net cash provided by (used in) by financing activities	4,588	(270)	24	—	4,342
Effect of exchange rate on cash and cash equivalents	—	—	(2,032)	—	(2,032)
Net (decrease) increase in cash and cash equivalents	(339,075)	(13,132)	2,144	—	(350,063)
Cash and cash equivalents, beginning of period	388,727	21,173	11,309	—	421,209
Cash and cash equivalents, end of period	$49,652	$8,041	$13,453	$—	$71,146

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

Armor Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flow

	Nine Months ended September 30, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
			(in thousands)
Cash flow from operating activities:
Income from continuing operations	$54,185	$69,091	$7,255	$(76,308)	$54,223
Adjustments to reconcile income from continuing operations to cash provided by operating Activities:
Depreciation and amortization	1,176	6,879	1,899	—	9,954
Loss on disposal of fixed assets	—	251	175	—	426
Deferred income taxes	883	1,961	(59)	—	2,785
Non-cash charge for acceleration of performance-based restricted stock awards	6,294	—	—	—	6,294
Non-cash impairment charge	1,408	—	—	—	1,408
Changes in operating assets & liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	1,201	(50,910)	(2,622)	—	(52,331)
Decrease (increase) in intercompany receivables & payables	30,866	(32,934)	2,068	—	—
Increase in inventory	—	(47,850)	(10,998)	—	(58,848)
Increase in prepaid expenses & other assets	(3,589)	(3,848)	(286)	—	(7,723)
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(2,316)	37,939	3,695	—	39,318
Increase (decrease) in income taxes payable	28,762	(1,607)	1,080	—	28,235
Net cash provided by (used in) operating activities	118,870	(21,028)	2,207	(76,308)	23,741
Cash flow from investing activities:
Purchase of property and equipment	(1,683)	(7,890)	(1,488)	—	(11,061)
Purchase of patents and trademarks	—	(117)	—	—	(117)
Purchases of short-term investment securities	(150,275)	—	—	—	(150,275)
Proceeds from sales of short-term investment securities	27,575	—	—	—	27,575
Purchase of equity investment	—	(5,275)	—	—	(5,275)
Proceeds from sale of equity investment	—	5,823	—	—	5,823
Collection of note receivable	975	—	—	—	975
Decrease in restricted cash	2,600	—	—	—	2,600
Sale of business, net of cash disposed	—	125	—	—	125
Investment in subsidiaries	(147,680)	71,372	—	76,308	—
Additional consideration for purchased businesses	—	(2,323)	—	—	(2,323)
Purchase of businesses, net of cash acquired	—	(8,373)	—	—	(8,373)
Net cash (used in) provided by investing activities	(268,488)	53,342	(1,488)	76,308	(140,326)
Cash flow from financing activities:
Proceeds from exercise of stock options	11,448	—	—	—	11,448
Proceeds from the issuance of common stock	142,500	—	—	—	142,500
Cash paid for common stock offering costs	(1,339)	—	—	—	(1,339)
Taxes paid for withheld shares on restricted stock issuances	(1,724)	—	—	—	(1,724)
Repayments of long-term debt	—	(34,232)	(107)	—	(34,339)
Borrowings under lines of credit	17,705	—	802	—	18,507
Repayments under lines of credit	(17,705)	—	(349)	—	(18,054)
Net cash provided by (used in) financing activities	150,885	(34,232)	346	—	116,999
Effect of exchange rate on cash and cash equivalents	—	(99)	339	—	240
Net cash used in discontinued operations	—	(717)	—	—	(717)
Net increase (decrease) in cash and cash equivalents	1,267	(2,734)	1,404	—	(63)
Cash and cash equivalents, beginning of period	90,764	11,084	10,002	—	111,850
Cash and cash equivalents, end of period	$92,031	$8,350	$11,406	$—	$111,787

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

NOTE 14 — PUT OPTION TRANSACTIONS

We account for put option transactions in accordance with Statement of Financial Accounting Standards No. 150, ‘‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,’’ (‘‘SFAS 150’’). SFAS 150 requires put options to be measured at fair value and recognized on the balance sheet as liabilities.

During the nine months ended September 30, 2005, we sold put options in various private transactions covering 3.5 million shares of Company stock for $6.6 million in premiums. During the nine months ended September 30, 2005, put options covering 2.5 million shares expired unexercised leaving outstanding put options covering 1.0 million shares outstanding (2.9% of outstanding shares at September 30, 2005) at a weighted average strike price of $40.00 per share, all of which expire on or before July 2006. If the purchasers exercise the remaining put options, we will be required to repurchase our shares or enter into alternative cash settlement arrangements at the negotiated strike price. As of September 30, 2005, based on the existing put option strike prices, it would cost us $40.0 million ($40.0 million fair value), if we were required to repurchase our shares under these put options. If put options for all 1.0 million shares of Company stock are exercised, we would have 6.3 million shares remaining under our repurchase programs.

If the remaining put options expire unexercised, we will record an additional $1.6 million in other income by the expiration dates. If our stock price were to decline below $38.18 on the settlement date of the remaining put options, we would be required to record a loss on the put options that may be material depending on the final closing price of the Company’s stock on the expiration dates. At our discretion, we have the ability to either physically or cash settle the options.

The fair values of the put options are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the put options, taking into account the consideration we received for the sale of the put options. As our stock price fluctuates the value of these contracts also fluctuates. For the three and nine month periods ending September 30, 2005, we recognized fair value gains of $1.3 million and $5.0 million, respectively, recorded in other income, net.

NOTE 15 — INTEREST EXPENSE, NET

Interest expense, net is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands)
Interest expense	$5,274	$2,262	$15,181	$6,643
Interest income	(3,895)	(862)	(10,043)	(1,458)
Interest expense, net	$1,379	$1,400	$5,138	$5,185

NOTE 16 — VEST EXCHANGE PROGRAM/WARRANTY REVISION

As discussed in Note 12, as a result of our voluntary Zylon® vest Supplemental Relief Program ("SRP") relating to our Zylon®-containing vests, we recorded a pre-tax charge of $19.4 million in the three months ended September 30, 2005, which is net of the remaining $1.1 million liability from the previously announced Exchange Program announced in the third quarter of 2004. This charge includes estimated program costs and related inventory write-offs. The liability has been classified in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Zylon® vest Supplemental Relief Program	(in thousands)
Program cost	$16,891
Inventory write-offs	3,624
Total cost of SRP	20,515
Reversal of accrual from 2004 Exchange Program	(1,115)
Net Cost of SRP	$19,400

The above costs were estimated based on the expected cost to be incurred under the SRP for the physical replacement or compensation for qualifying vests surrendered under the program, including administrative costs. This may be in the form of cash or the expected cost of replacement products. Inventory write-offs represents the current cost of existing on-hand, unusable Zylon® inventory. As the charge has been based upon various estimates, differences in actual return rates and program costs could result in material adjustments to the recorded charge.

NOTE 17 —	ACQUISITION

On July 29, 2005, through a wholly-owned subsidiary, we acquired certain domestic assets and assumed certain domestic trade liabilities of Second Chance Body Armor, Inc. (‘‘Second Chance’’). Second Chance manufactures concealable and tactical body armor for the law enforcement and military markets worldwide. We paid $45 million in cash for $10.6 million of tangible net assets, and $34.4 million of intangible assets including $19.0 million of indefinite life intangibles, $10.0 million of definite life intangibles and $5.4 million of goodwill. While the valuation of Second Chance’s intangible assets has not been completed, we do not anticipate a material change to this valuation. The acquisition included substantially all intellectual property, free and clear of all liens, claims and encumbrances, and assumed certain trade liabilities. The acquisition specifically excluded any Zylon® or Zylon® related assets and all outstanding claims related to Zylon®, including those related to Ultima, Ultimax, and Triflex model vests. Furthermore, because of the asset purchase nature of the purchase, we did not assume the liability related to any bullet resistant vests manufactured by the predecessor company prior to our asset acquisition on July 29, 2005. The United States Bankruptcy Court, Western District of Michigan, confirmed the transaction on July 27, 2005.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the results of operations and analysis of financial condition for the three and nine month periods ended September 30, 2005 and September 30, 2004. The results of operations for purchase business combinations are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in our Annual Report on Form 10-K and amendments thereto for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES (INCLUDING RECENT ACCOUNTING PRONOUNCEMENTS):

Revenue recognition. We record products revenue at the time of shipment. Returns are minimal and do not materially affect the financial statements.

We record Aerospace & Defense Group revenue related to government contracts which results principally from fixed price contracts and is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, all of these conditions are met when the Company ships products to its customers. M1114 Up-Armored HMMWV units sold to the U.S. Government are considered sold when the onsite Department of Defense officer finishes the inspection of the M1114 Up-Armored HMMWV, approves it for delivery and shipment occurs.

We record revenue of the Aerospace & Defense Group and Mobile Security Division when a vehicle or vehicle armor components are shipped, except for larger commercial contracts typically longer than four months in length. Revenue from large commercial contracts is recognized on the percentage of completion, units-of-work performed method. Should large commercial contracts be in a loss position, the entire estimated loss would be recognized for the balance of the contract at such time. Current contracts are profitable.

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

Derivative Instruments and Hedging Activities. We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standard No. 133, ‘‘Accounting for Derivative Instruments and Hedge Activities’’ (‘‘SFAS 133’’) as amended. All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which we hedge changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. Put options on Company stock are marked to market through the income statement at the end of each period.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

Changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, interest rate swaps included in other assets on the Condensed Consolidated Balance Sheet as of September 30, 2005, decreased by $3.4 million from December 31, 2004, which reflected a decrease in the fair value of the interest rate swap agreements to $2.6 million. The corresponding decrease in the hedge liability was recorded in long-term debt. The agreements are deemed to be a perfectly effective fair value hedge and therefore qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill and other intangible assets are stated on the basis of cost. The $220.6 million in goodwill resulting from acquisitions made by us subsequent to June 30, 2001 was immediately subjected to the non-amortization provisions of Statement of Financial Accounting Standards No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS 142’’). See also Impairment below. The purchase method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value based test prescribed by SFAS 142. We performed our annual assessment of goodwill and determined that no impairment existed as of June 30, 2005.

Patents, licenses and trademarks. Patents, licenses and trademarks were primarily acquired through acquisitions accounted for by the purchase method of accounting. Such assets are amortized on a straight-line basis over their useful lives. Certain of these assets with indefinite lives are not amortized.

Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the carrying value of long-lived assets, valuation allowances for receivables, inventories and deferred income tax assets, liabilities for potential litigation claims and settlements, potential liabilities related to tax filings in the ordinary course of business, the Vest Exchange Program / Warranty Revision accrual, and contract contingencies and obligations. Actual results could differ from those estimates.

Income taxes. We account for income taxes pursuant to Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes’’ (‘‘SFAS 109’’). Under the asset and liability method specified thereunder, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are offset by deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefit associated with temporary differences and operating and capital loss carryforwards will be utilized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that the realization will not occur.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

Discontinued Operations. In accordance with Statement of Financial Accounting Standards No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘SFAS 144’’), a component classified as held for sale is reported in discontinued operations when the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. In a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement for current and prior periods reports the results of operations of the component, including any estimated impairment gain or loss recognized in accordance with SFAS 144 paragraph 37, in discontinued operations. The results of discontinued operations, less applicable income tax expense (benefit), is reported as a separate component of income before extraordinary items and the cumulative effect of accounting changes (if applicable). The assets and liabilities of a disposal group classified as held for sale are presented separately in the asset and liability sections, respectively, of the statement of financial position. We had no discontinued operations at September 30, 2005.

Comprehensive income and foreign currency translation. In accordance with Statement of Financial Accounting Standard No. 130, ‘‘Reporting Comprehensive Income’’ (‘‘SFAS 130’’), assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustment, net of tax, which represents the effect of translating assets and liabilities of our foreign operations is $2.7 million and $6.8 million as of September 30, 2005 and December 31, 2004, respectively, and is classified as accumulated other comprehensive income. The current year change in the accumulated amount, net of tax, is included as a component of comprehensive income.

Stock options and grants. Statement of Financial Accounting Standard No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’), as amended by Statement of Financial Accounting Standard Number 148, ‘‘Accounting for Stock-Based Compensation — Transition and Disclosure,’’ (‘‘SFAS 148’’) establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for our employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. If compensation cost for stock option grants had been determined based on the fair value on the grant dates for the three month and nine months ended September 30, 2005 and 2004, consistent with the method prescribed by SFAS 123, our net earnings and earnings per share would have been adjusted to the pro-forma amounts indicated below:

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands, except per share data)
Net income as reported	$26,483	$23,874	$94,927	$54,185
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(227)	(1,368)	(36,489)	(3,902)
Add: Employee compensation expense for modification of stock option awards included in reported net income, net of income taxes	—	—	118	57
Pro-forma net income	$26,256	$22,506	$58,556	$50,340
Earnings per share:
Basic — as reported	$0.76	$0.73	$2.76	$1.79
Basic — pro-forma	$0.76	$0.69	$1.70	$1.67
Diluted — as reported	$0.74	$0.70	$2.66	$1.72
Diluted — pro-forma	$0.73	$0.66	$1.64	$1.60

$15.3 million of the stock-based employee compensation expense for the nine months ended September 30, 2005 is related to accelerated vesting of certain existing stock options and $21.2 million is related to certain stock options issued in the nine months ended September 30, 2005.

Restricted stock awards are generally recorded as compensation expense using fixed accounting over the vesting periods based on the market value on the date of grant except in situations where provisions of the agreements allow for acceleration of vesting upon a certain event. If the event occurs, this may result in an acceleration of vesting and recognition of associated expense.

RECENT ACCOUNTING PRONOUNCEMENTS:

On December 16, 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Statement No. 123, ‘‘Share Based Payment (revised 2004)’’ (‘‘FAS 123R’’). FAS 123R revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising SFAS 123, FAS 123R supersedes APB 25, and amends FASB Statement No. 95, ‘‘Statement of Cash Flows.’’ On April 14, 2005, the Securities and Exchange Commission announced the amendment of the adoption compliance date of FAS 123R from the first interim period to the first annual period beginning after June 15, 2005. We will be required to apply the expense recognition provisions of FAS 123R beginning in the first quarter of 2006.

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
RESULTS OF OPERATIONS  — CONTINUED

recorded in future periods following our application of FAS 123R. Because we accelerated these options, we expect to reduce our non-cash compensation expense related to these options by approximately $12.3 million (pre-tax) between the first quarter of 2006 and 2009, based on estimated value calculations using the Black-Scholes methodology.

In October 2004, the American Jobs Creation Act of 2004 (‘‘AJCA’’) was signed into law. In December 2004, the FASB issued Staff Position No. 109-1 (‘‘FSP 109-1’’), Application of SFAS 109 to the Tax Deduction on Qualified Production Activities Provided by the AJCA and Staff Position No. 109-2 (‘‘FSP 109-2’’), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA. FSP 109-1 clarifies that the manufacturer’s tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. Currently, uncertainty remains as to how to interpret numerous provisions of the AJCA. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We expect to be in a position to make a decision on implementation, if any, in the fourth quarter of 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004.

Net income.    Net income increased $2.6 million, or 10.9%, to $26.5 million for the three months ended September 30, 2005, compared to $23.9 million for the three months ended September 30, 2004.

Continuing Operations

Total revenues. Total revenues increased $190.9 million, or 74.3%, to $447.7 million in the three months ended September 30, 2005, compared to $256.8 million in the three months ended September 30, 2004. For the three months ended September 30, 2005, total revenue increased 48.4% internally, including period-over-period changes in acquired businesses. Internal revenue growth represents period-over-period increases in revenue from businesses that were either owned or acquired by us during the periods presented. The calculation of internal revenue growth takes into consideration pro-forma revenue for relevant periods of acquired entities in determining period-over-period revenue growth.

Aerospace & Defense Group revenues. Aerospace & Defense Group revenues increased $178.9 million, or 111.6%, to $339.1 million in the three months ended September 30, 2005, compared to $160.2 million in the three months ended September 30, 2004. For the three months ended September 30, 2005, Aerospace & Defense Group revenue increased $154.5 million, or 83.7%, internally, including period-over-period changes in acquired businesses and $24.4 million or 27.9% from the acquisition of Specialty Defense in November 2004 and the Outer Tactical Vest business of Second Chance acquired in July 2005. Acquired growth is the amount of current year revenue equal to the prior year revenue before our acquisition of the acquired company. Internal growth was primarily due to the following factors:

(1) We experienced strong demand for the Up-Armored High Mobility Multi-purpose Wheeled Vehicle (Up-Armored HMMWV, commonly known as the Humvee), including spare part revenues, as we shipped 1,655 M1114 Up-Armored HMMWVs in the three months ended September 30, 2005, compared to 1,180 in the three months ended September 30, 2004, a 40.3% increase. There continues to be new orders under our current M1114 Up-Armored HMMWV contract and additional orders for the newest versions of the M1151 and M1152 Up-Armored HMMWVs. While backlog extends into 2006 for both the M1114 and M1151/2 Up-Armored HMMWV versions, there are plans for procurement of a replacement military light transport vehicle with current status being in the early development stage for evaluation scheduled in mid-2006 and into 2007 by the U.S. military as

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

possible next-generation replacements for the HMMWV. While current acquisition strategies plan for possible production of new light and medium support vehicles beginning as early as 2008, there is no assurance as to when a replacement for the HMMWV may be selected, and furthermore, it is reasonable to believe that the HMMWV will continue for some time to be one of the primary transport vehicles in the U.S. military. In the event the HMMWV is replaced, based on U.S. military procurement plans, it is anticipated that vehicle armoring for a replacement vehicle would be provided to the vehicle OEM for inclusion in the manufacturing process as components to be integrated with the vehicle while additional armor components would be provided for attachment to the vehicle at a later time when warranted by threat conditions. We anticipate that procurements for the potential HMMWV replacement models would be competitive and could be awarded to multiple armor suppliers based on full and open competition. Although we anticipate continuation of developmental efforts and enhancement of manufacturing capabilities, at this time, there is no certainty of obtaining armoring contracts for any HMMWV replacement vehicles selected by the U.S. military, and if successful in competitive programs, we cannot determine the specific levels of effort likely under such military contracts.

An additional consideration and risk factor regarding the introduction of new vehicle versions for tactical wheeled vehicles is the U.S. military's recent pronouncements that it is the Government's preference to own technical data rights for new major end items of equipment and sub-systems, including the vehicle armoring packages. The Government's intent to mitigate risk of limitations on producibility and to ensure commonality of armor components produced by multiple sources may negatively influence future manufacturing content and product pricing.

See risk factor "A Replacement of the HMMWV in the U.S. Military May Affect Our Results of Operations" in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(2) During the three months ended September 30, 2005, revenue from add-on armor components for fielded vehicles including add-on armor kits for the light, medium and heavy truck fleet operating in Iraq increased 184.2%, compared to the three months ended September 30, 2004. Although we may receive additional add-on armor kit business in the future, the majority of armoring of fielded trucks have been completed. We also believe that the tactical wheeled vehicle procurement strategy includes replacement or additional production of current type medium or heavy trucks and these vehicles are also planned to receive armor subsystems in the future.

(3) Small arms protection inserts ("SAPI") plate volume decreased by 45.6% in the three months ended September 30, 2005, compared to the three months ended September 30, 2004. The reduction in volume was a result of a change in requirements by the U.S. military and the resultant need to modify product design and to make adjustments in the supply base. Production and deliveries slowed predominantly as a result of the inability of our industrial base to meet delivery requirements at the new enhanced specifications. We are expanding our current industrial base through the investment in production capacity and have qualified new sources of supply.

Continued growth in the SAPI plate business is dependent upon the continued level of hostilities in Iraq and Afghanistan as well as the U.S. Government's requirements for improved technology and performance of the SAPI plate. Future revenues may be constrained by our ability to procure certain raw materials necessary for the manufacture of the SAPI plate. See risk factor "There are Limited Sources for Some of Our Raw Materials, Which May Significantly Curtail our Manufacturing Operations" in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

(4) Outer Tactical Vest ("OTV") units increased by 45.1% in the three months ended September 30, 2005, over the three months ended September 30, 2004. We experienced 1,525.8% unit growth in helmets. Also, our Modular Lightweight Load-Carrying Equipment ("MOLLE") revenue increased 29.0%.

Products Division revenues. Products Division revenues increased $11.3 million, or 17.4%, to $75.9 million in the three months ended September 30, 2005, compared to $64.7 million in the three months ended September 30, 2004. For the three months ended September 30, 2005, Products Division revenue decreased $9.1 million, or 10.7%, internally including period-over-period changes in acquired businesses and $20.4 million or 28.19% from the acquisitions of Bianchi International, which was completed during the fourth quarter 2004, Kleen Bore, Inc., which was completed during the third quarter of 2004, and the law enforcement business of Second Chance, acquired in July 2005. Negative internal growth is primarily attributable to a decline in sales of ballistic reinforced enclosures for the nuclear power industry, large one-time, non-recurring sales of ballistic plates in 2004, our decision to exit the gas mask distribution due to low margins, and a decline in our less lethal business attributable to non-recurring, large government orders. Also, the growth of body armor slowed domestically due to: (1) industry concerns regarding Zylon® and the NIJ’s decertification of all Zylon® containing body armor, and (2) the impact of shortages in the supply of ballistic material. We expect our American Body Armor and Safariland body armor revenues to rebound from the recent Zylon® decertification by the end of the second quarter of 2006. We expect to stabilize the Second Chance revenues in the fourth quarter 2005 and position for growth in fiscal year 2006.

Mobile Security revenues. Mobile Security Division revenues increased $0.7 million, or 2.3%, to $32.6 million in the three months ended September 30, 2005, compared to $31.9 million in the three months ended September 30, 2004, primarily due to the increasing threat of terrorism. During the three months ended September 30, 2005, commercial vehicle shipments increased 6.6%, to 403 vehicles compared to 378 vehicles in the three months ended September 30, 2004. All of Mobile Security Division’s revenue growth was internal.

Cost of revenues. Cost of revenues increased $162.8 million, or 87.8%, to $348.2 million for the three months ended September 30, 2005, compared to $185.5 million for the three months ended September 30, 2004. As a percentage of total revenues, cost of revenues increased to 77.8% of total revenues for the three months ended September 30, 2005, from 72.2% for the three months ended September 30, 2004.

Gross margins in the Aerospace & Defense Group were 19.6% for the three months ended September 30, 2005, compared to 25.7% for the three months ended September 30, 2004, primarily due to significant changes in our product mix as we have diversified beyond M1114 Up-Armored HMMWVs. The decline also resulted from an increased mix of armor kits; low margins earned on a MTVR contract on which much of the manufacturing work was outsourced to a third party; and a temporary decline in gross margins on SAPI plates due to incremental costs incurred in the design, manufacture and delivery of updated plates.

Gross margins in the Products Division were 34.5% for the three months ended September 30, 2005, compared to 35.8% for the three months ended September 30, 2004. The decline in gross margins is primarily related to product mix and increased product costs associated with the Zylon® decertification. Furthermore, the Zylon® products we stopped shipping were our highest margin body armor products.

Gross margins in the Mobile Security Division were 20.7% in the three months ended September 30, 2005, compared to 21.7% for the three months ended September 30, 2004. The decrease is a result of model changes for higher end, higher margin vehicles, and an increased number of base units being included in the selling price.

Cost of vest exchange program/warranty revision. As a result of our voluntary Zylon® Vest Exchange Program relating to our Zylon®-vests, we recorded a pre-tax charge of $19.4 million in the

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

three months ended September 30, 2005. This charge includes estimated exchange program costs and inventory write-offs. This liability has been classified in accrued expenses and other current liabilities on the condensed consolidated balance sheet. As a result of our warranty revision and product exchange program relating to our Zylon®-containing vests, we recorded a pre-tax charge of $5.0 million in the three months ended September 30, 2004 and includes all the legal costs associated with the class action lawsuits settled in 2004. The warranty revision and product exchange program has been superseded by the vest exchange program.

In April 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging that ballistic-resistant soft body armor (vests) containing Zylon®, manufactured and sold by American Body Armor™, Safariland® and PROTECHTM, failed to meet the warranties provided with the vests. On August 12, 2004, the Jacksonville, Florida (Duval County) Circuit Court gave preliminary approval to a settlement reached with the Southern States Police Benevolent Association (‘‘SSPBA’’). After a fairness hearing on November 5, 2004, the Court gave final approval to that agreement which provided, in essence, that (i) purchasers of certain Zylon®-containing vest models could exchange their vests for other vests manufactured by us (the ‘‘Exchange Program’’), (ii) we would continue our internal used-vest testing program (VestCheck™), and (iii) if testing revealed that other Zylon®-containing vests would not meet the warranties provided with the vests, class members who had purchased those other vests would be provided with relief on a reasonably comparable basis as those in the Exchange Program. The other class action suit filed by the National Association of Police Organizations, Inc. (NAPO), in Ft. Myers, Florida (Lee County), was voluntarily dismissed with prejudice on November 16, 2004.

On August 24, 2005, the United States Department of Justice through the National Institute of Justice (‘‘NIJ’’), released its Third Status Report to the Attorney General on Body Armor Safety Initiative Testing and Activities (the ‘‘Third NIJ Report’’). The Third NIJ Report contained, among other items, information and testing data on Zylon® and Zylon®-containing vests, and substantially modified compliance standards for all ballistic-resistant vests with the implementation of the NIJ 2005 Interim Requirements for Ballistic-Resistant Body Armor. As a result of the actions of the NIJ, we halted all sales or shipment of any Zylon®-containing vest models effective August 25, 2005, and immediately established a Supplemental Relief Program (the ‘‘SRP’’) that provides either a cash or voucher option to those who purchased Zylon®-containing vests through August 12, 2004. The Jacksonville, Florida Court gave preliminary approval to the SRP on August 31, 2005, and has scheduled a fairness hearing for October 27, 2005, to hear objections and to make a final determination whether to approve the SRP as fair, adequate and reasonable.

Following the NIJ’s announcement, the SSPBA filed another class action suit on behalf of purchasers of Zylon®-containing vests from August 13, 2004, (the date of certification of the prior class) through August 29, 2005, (a date after which we had ceased all sales of Zylon®-containing vests). The Jacksonville, Florida Circuit Court has given preliminary approval to a settlement reached with the plaintiffs in this second suit that provides purchasers with either a 100% cash refund or a voucher for 100% of the purchase price redeemable for any of our merchandise. A fairness hearing on the second settlement is also scheduled for October 27, 2005, in Jacksonville, Florida.

We are also voluntarily cooperating with a request for documents and data received from the Department of Justice, which is reviewing the entire body armor industry’s use of Zylon®, and a subpoena recently served by the General Services Administration for information relating to Zylon®.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $12.0 million, or 53.0%, to $34.7 million (7.8% of total revenues) for the three months ended September 30, 2005, compared to $22.7 million (8.8% of total revenues) for the three months ended September 30, 2004. The decrease as a percentage of revenues was largely a function of our ability to achieve scale as revenues have increased, and the fourth quarter of 2004 acquisition of Specialty Defense, which operates

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

with lower selling, general and administrative expenses as a percentage of revenues than the Products Division and the Mobile Security Division.

Aerospace & Defense Group selling, general and administrative expenses increased $3.1 million, or 59.3%, to $8.2 million (2.4% of Aerospace & Defense Group revenues) for the three months ended September 30, 2005, compared to $5.1 million (3.2% of Aerospace & Defense Group revenues) for the three months ended September 30, 2004. The increase in selling, general and administrative expenses is due primarily to additional selling, general and administrative expenses associated with the acquisition of Specialty Defense in November 2004, increased research and development expense, and an increase in administrative expenses as a result of increased production of the M1114 Up-Armored HMMWV and supplemental armor for other military vehicles. The decrease in selling, general and administrative expenses as a percentage of revenue was due to leveraging of the selling, general and administrative expenses over a larger revenue base.

Products Division selling, general and administrative expenses increased $3.2 million, or 29.4%, to $14.3 million (18.8% of Products Division revenues) for the three months ended September 30, 2005, compared to $11.0 million (17.1% of Products Division revenues) for the three months ended September 30, 2004. The increase is primarily due to the impact of acquisitions which amounted to $3.1 million.

Mobile Security Division selling, general and administrative expenses increased $1.0 million, or 30.0%, to $4.2 million (12.8% of Mobile Security Division revenues) for the three months ended September 30, 2005, compared to $3.2 million (10.1% of Mobile Security Division revenues) for the three months ended September 30, 2004. The increase in selling, general and administrative expense was primarily due to increased research and development costs, increased selling and marketing costs for the roll out of the Centigon brand name, and the negative impact of a weaker U.S. dollar when converting foreign based expenses to U.S. dollars. The increase in selling, general and administrative expenses as a percentage of revenues was due to the non-recurring nature of the roll-out costs of the Centigon brand name and the additional research and development costs.

Corporate general and administrative expenses increased $4.8 million, or 144.2%, to $8.1 million (1.8% of total revenues) for the three months ended September 30, 2005, compared to $3.3 million (1.3% of total revenues) for the three months ended September 30, 2004. This increase in administrative expenses is associated with the overall growth of the Company, including increased travel expenses, bonus provision, accounting fees, hiring costs and insurance expenses.

Amortization. Amortization expense increased $1.2 million, or 117.6%, to $2.1 million for the three months ended September 30, 2005, compared to $984,000 for the three months ended September 30, 2004, primarily due to the acquisitions of Specialty Defense in November 2004, Bianchi in December 2004 and Second Chance in July 2005.

Integration. Integration expense increased $122,000, or 22.1%, to $673,000 for the three months ended September 30, 2005, compared to $551,000 for the three months ended September 30, 2004. Integration expense in the third quarter of 2005 primarily included charges for the integration of Specialty Defense and Bianchi, which were acquired in the fourth quarter of 2004, and Second Chance, which was acquired in July 2005. Integration expense in the third quarter of 2004 primarily included charges for integration related to the acquisitions of Simula and Hatch Imports, which were acquired in the fourth quarter of 2003.

Other charges.    There were no other charges in the three months ended September 30, 2005. Other charges for the three months ended September 30, 2004, were $381,000. Other charges in the third quarter of 2005 related to a non-cash charge for the acceleration of performance based, long-term restricted stock awards granted to certain executives in 2002.

Operating income.    Operating income increased $0.8 million, or 1.8%, to $ 42.5 million for the three months ended September 30, 2005, compared to $41.7 million in the three months ended September 30, 2004, due to the factors discussed above.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

Interest expense, net.    Interest expense, net, decreased $21,000, or 1.5%, to $1.4 million for the three months ended September 30, 2005, compared to $1.4 million for the three months ended September 30, 2004. This decrease is primarily due to an increase in interest income generated from the increase in investment yield from higher interest rates and the increase in investment balances primarily resulting from our 2% Convertible Notes offering in the fourth quarter of 2004. This is partially offset by an increase in interest expense as a result of the issuance of the 2% Convertible Notes and the increase in the six-month LIBOR. On September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate on the 8.25% Notes for a variable rate of six-month LIBOR (4.23% at September 30, 2005, and 2.20% at September 30, 2004), set in arrears, plus a spread of 2.735% to 2.75%.

Other (income) expense, net.    Other income, net, which was $1.4 million for the three months ended September 30, 2005, relates primarily to the expiration of our unexercised 1.5 million previously announced put option contracts on Company stock as well as an increase in the fair market value of 1 million new put option contracts on Company stock we entered into with expirations prior to July 2006, and a weighted average strike price of $40.00 per share. Other expense, net, of $154,000 for the three months ended September 30, 2004, relates primarily to loss on disposal of fixed assets and losses related to foreign currency fluctuations.

Income from continuing operations before provision for income taxes.    Income from continuing operations before provision for income taxes increased $2.3 million, or 5.7%, to $42.5 million for the three months ended September 30, 2005, compared to $40.2 million for the three months ended September 30, 2004, due to the reasons discussed above.

Provision for income taxes.    Provision for income taxes was $16.0 million for the three months ended September 30, 2005, compared to $16.3 million for the three months ended September 30, 2004. The effective tax rate was 37.7% for the three months ended September 30, 2005, compared to 40.6% for the three months ended September 30, 2004. The decreased tax rate relates primarily to the non-taxable fair market gain on put options sold on Company stock in the three months ended September 30, 2005, and the non-tax deductible charge due to the accelerated vesting of performance based, long-term restricted stock awards during the three months ended September 30, 2004.

Net income.    Net income increased $2.6 million, or 10.9%, to $26.5 million for the three months ended September 30, 2005, compared to $23.9 million for the three months ended September 30, 2004, due to the factors discussed above.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004.

Net income.    Net income increased $40.7 million, or 75.1%, to $94.9 million for the nine months ended September 30, 2005, compared to $54.2 million for the nine months ended September 30, 2004. Net income for the nine months ended September 30, 2004, includes income from continuing operations of $54.2 million and a loss from discontinued operations of $38,000.

Continuing Operations

Total revenues. Total revenues increased $542.1 million, or 84.4%, to $1,184.3 million in the nine months ended September 30, 2005, compared to $642.1 million in the nine months ended September 30, 2004. For the nine months ended September 30, 2005, total revenue increased $444.1 million, or 60.0% internally, including period-over-period changes in acquired businesses.

Aerospace & Defense Group revenues.    Aerospace & Defense Group revenues increased $485.3 million, or 130.8%, to $856.3 million in the nine months ended September 30, 2005, compared to $371.0 million in the nine months ended September 30, 2004. For the nine months ended September 30, 2005, Aerospace & Defense Group revenue increased $430.3 million, or 101.0% internally, including period-over-period changes in acquired businesses and $54.9 million or 29.8% from the acquisition of Specialty Defense in November 2004, and the Outer Tactical Vest business of Second Chance acquired in July 2005. Internal growth was primarily due to the following factors:

(1) We experienced strong demand for the Up-Armored HMMWV, including spare part revenues, as we shipped 4,822 M1114 Up-Armored HMMWVs in the nine months ended September 30, 2005, compared to 2,592 in the nine months ended September 30, 2004, an 86.0% increase. There continues to be new orders under our current contract and additional orders for the newest versions of the M1151 and M1152 Up-Armored HMMWVs. While backlog extends into 2006 for both the M1114 and M1151/2 Up-Armored HMMWV versions, there are plans for procurement of a replacement military light transport vehicle with current status being in the early development stage for evaluation scheduled in mid-2006 and into 2007 by the U.S. military as possible next-generation replacements for the HMMWV. While current acquisition strategies plan for possible production of new light and medium support vehicles beginning as early as 2008, there is no assurance as to when a replacement for the HMMWV may be selected, and furthermore, it is reasonable to believe that the HMMWV will continue for some time to be one of the primary transport vehicles in the U.S. military. In the event the HMMWV is replaced, based on U.S. military procurement plans, it is anticipated that vehicle armoring for a replacement vehicle would be provided to the vehicle OEM for inclusion in the manufacturing process as components to be integrated with the vehicle while additional armor components would be provided for attachment to the vehicle at a later time when warranted by threat conditions. We anticipate that procurements for the potential HMMWV replacement models would be competitive and could be awarded to multiple armor suppliers based on full and open competition. Although we anticipate continuation of developmental efforts and enhancement of manufacturing capabilities, at this time, there is no certainty of obtaining armoring contracts for any HMMWV replacement vehicles selected by the U.S. military, and if successful in competitive programs, we cannot determine the specific levels of effort likely under such military contracts.

An additional consideration and risk factor regarding the introduction of new vehicle versions for tactical wheeled vehicles is the U.S. military's recent pronouncements that it is the Government's preference to own technical data rights for new major end items of equipment and sub-systems, including the vehicle armoring packages. The Government's intent to mitigate risk of limitations on producibility and to ensure commonality of armor components produced by multiple sources may negatively influence future manufacturing content and product pricing.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — CONTINUED

See risk factor "A Replacement of the HMMWV in the U.S. Military May Affect Our Results of Operations" in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(2) During the nine months ended September 30, 2005, revenue from add-on armor components for fielded vehicles including add-on armor kits for the medium and heavy truck fleet operating in Iraq increased 281.0%, compared to the nine months ended September 30, 2004. Although we may receive additional add-on armor kit business in the future, the majority of armoring of fielded trucks have been completed. We also believe that the tactical wheeled vehicle procurement strategy includes replacement or additional production of current type medium or heavy trucks and these vehicles are also planned to receive armor subsystems in the future.

(3) SAPI plate volume decreased by 34.7% in the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. The reduction in volume was a result of a change in requirements by the U.S. military and the resultant need to modify product design and to make adjustments in the supply base. Production and deliveries slowed predominantly as a result of the inability of our industrial base to meet delivery requirements at the new enhanced specifications. We are expanding our current industrial base through the investment in production capacity and have qualified new sources of supply.

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

(4) OTV units increased by 45.1% in the nine months ended September 30, 2005, over the nine months ended September 30, 2004. We experienced 536.1% in unit growth in helmets. Our MOLLE revenue increased 19.3%.

Products Division revenues. Products Division revenues increased $37.0 million, or 20.1%, to $221.3 million in the nine months ended September 30, 2005, compared to $184.2 million in the nine months ended September 30, 2004. For the nine months ended September 30, 2005, Products Division revenue decreased $6.1 million, or 2.7% internally including period-over-period changes in acquired businesses and $43.1 million or 22.8% from the acquisitions of Bianchi International, which was completed during the fourth quarter 2004, Kleen Bore, Inc., which was completed during the third quarter of 2004, and the law enforcement business of Second Chance, acquired in July 2005. Internal growth was negative due to the decline in sales of ballistic reinforced enclosures, large one-time, non-recurring sales of ballistic plates in 2004, and a decline in our less lethal business attributable to non-recurring, large government orders. Body armor sales were hindered domestically due to: (1) industry concerns regarding Zylon® and the NIJ’s decertification of all Zylon® containing body armor, and (2) the impact of shortfall in supply of ballistic material. These declines were partially offset by strong international sales of body armor and strong domestic and international sales of duty gear. We expect our American Body Armor and Safariland body armor revenues to rebound from the recent Zylon® decertification by the end of the second quarter of 2006. We expect to stabilize the Second Chance revenues in the fourth quarter 2005 and position for growth in fiscal year 2006.

Mobile Security revenues. Mobile Security Division revenues increased $19.9 million, or 22.9%, to $106.7 million in the nine months ended September 30, 2005, compared to $86.9 million in the nine months ended September 30, 2004, primarily due to the increasing threat of terrorism. During the nine months ended September 30, 2005, commercial vehicle shipments increased 24.6%, to 1,250 vehicles compared to 1,003 vehicles in the nine months ended September 30, 2004. All of Mobile Security Division’s revenue growth was internal.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — CONTINUED

Cost of revenues. Cost of revenues increased $441.0 million, or 96.5%, to $897.7 million for the nine months ended September 30, 2005, compared to $456.8 million for the nine months ended September 30, 2004. As a percentage of total revenues, cost of revenues increased to 75.8% of total revenues for the nine months ended September 30, 2005, from 71.1% for the nine months ended September 30, 2004.

Gross margins in the Aerospace & Defense Group were 21.3% for the nine months ended September 30, 2005, compared to 28.3% for the nine months ended September 30, 2004, primarily due to reduced selling prices for the M1114 Up-Armored HMMWV beginning in the third quarter of 2004, significant changes in our product mix as we have diversified beyond Up-Armored HMMWVs. The decline also resulted from an increased mix of armor kits; low margins earned on a MTVR contract on which much of the manufacturing work was outsourced to a third party; and a temporary decline in gross margins on SAPI plates due to incremental costs incurred in the design, manufacture and delivery of updated plates.

Gross margins in the Products Division were 35.7% for the nine months ended September 30, 2005, compared to 33.7% for the nine months ended September 30, 2004. The increase was primarily due to improved product mix and a shift in production to lower cost manufacturing facilities. The gross margin increase was offset by in a decline in body armor margins since we stopped shipping our highest margin body armor products, which contained Zylon®.

Gross margins in the Mobile Security Division were 23.4% in the nine months ended September 30, 2005, compared to 21.1% for the nine months ended September 30, 2004. The margin improvement was primarily due to improved fixed cost absorption associated with increased manufacturing volumes, and a richer sales mix of high-end, higher margin vehicles.

Cost of vest exchange program/warranty revision. As a result of our voluntary Zylon® Vest Exchange Program relating to our Zylon®-vests, we recorded a pre-tax charge of $19.4 million in the nine months ended September 30, 2005. This charge includes estimated program costs and inventory write-offs. This liability has been classified in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

As a result of our warranty revision and product exchange program relating to our Zylon®-containing vests, we recorded a pre-tax charge of $5.0 million in the nine months ended September 30, 2004 and includes all the legal costs associated with the class action lawsuits settled in 2004. The warranty revision and product exchange program has been superseded by the vest exchange program.

In April 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging that ballistic-resistant soft body armor (vests) containing Zylon®, manufactured and sold by American Body ArmorTM, Safariland® and PROTECHTM, failed to meet the warranties provided with the vests. On August 12, 2004, the Jacksonville, Florida (Duval County) Circuit Court gave preliminary approval to a settlement reached with the Southern States Police Benevolent Association (‘‘SSPBA’’). After a fairness hearing on November 5, 2004, the Court gave final approval to that agreement which provided, in essence, that (i) purchasers of certain Zylon®-containing vest models could exchange their vests for other vests manufactured by us (the ‘‘Exchange Program’’), (ii) we would continue our internal used-vest testing program (VestCheckTM), and (iii) if testing revealed that other Zylon®-containing vests would not meet the warranties provided with the vests, class members who had purchased those other vests would be provided with relief on a reasonably comparable basis as those in the Exchange Program. The other class action suit filed by the National Association of Police Organizations, Inc. (NAPO), in Ft. Myers, Florida (Lee County), was voluntarily dismissed with prejudice on November 16, 2004.

On August 24, 2005, the United States Department of Justice through the National Institute of Justice (‘‘NIJ’’), released its Third Status Report to the Attorney General on Body Armor Safety Initiative Testing and Activities (the ‘‘Third NIJ Report’’). The Third NIJ Report contained, among other items, information and testing data on Zylon® and Zylon®-containing vests, and substantially modified

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — CONTINUED

compliance standards for all ballistic-resistant vests with the implementation of the NIJ 2005 Interim Requirements for Ballistic-Resistant Body Armor. As a result of the actions of the NIJ, we halted all sales or shipment of any Zylon®-containing vest models effective August 25, 2005, and immediately established a Supplemental Relief Program (the ‘‘SRP’’) that provides either a cash or voucher option to those who purchased Zylon®-containing vests through August 12, 2004. The Jacksonville, Florida Court gave preliminary approval to the SRP on August 31, 2005, and has scheduled a fairness hearing for October 27, 2005, to hear objections and to make a final determination whether to approve the SRP as fair, adequate and reasonable.

Following the NIJ’s announcement, the SSPBA filed another class action suit on behalf of purchasers of Zylon®-containing vests from August 13, 2004, (the date of certification of the prior class) through August 29, 2005, (a date after which we had ceased all sales of Zylon®-containing vests). The Jacksonville, Florida Circuit Court has given preliminary approval to a settlement reached with the plaintiffs in this second suit that provides purchasers with either a 100% cash refund or a voucher for 100% of the purchase price redeemable for any of our merchandise. A fairness hearing on the second settlement is also scheduled for October 27, 2005, in Jacksonville.

We are also voluntarily cooperating with a request for documents and data received from the Department of Justice, which is reviewing the entire body armor industry’s use of Zylon®, and a subpoena recently served by the General Services Administration for information relating to Zylon®.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $34.7 million, or 50.1%, to $104.1 million (8.8% of total revenues) for the nine months ended September 30, 2005, compared to $69.3 million (10.8% of total revenues) for the nine months ended September 30, 2004. The decrease as a percentage of revenues was largely a function of our ability to achieve scale as revenues have increased, and the fourth quarter of 2004 acquisition of Specialty Defense, which operates with lower selling, general and administrative expenses as a percentage of revenues than the Products Division and the Mobile Security Division.

Aerospace & Defense Group selling, general and administrative expenses increased $10.0 million, or 66.2%, to $25.1 million (2.9% of Aerospace & Defense Group revenues) for the nine months ended September 30, 2005, compared to $15.1 million (4.1% of Aerospace & Defense Group revenues) for the nine months ended September 30, 2004. The increase in selling, general and administrative expenses is due primarily to additional selling, general and administrative expenses associated with the acquisition of Specialty Defense in November 2004, increased research and development expense, and an increase in administrative expenses as a result of increased production of the Up-Armored HMMWV and supplemental armor for other military vehicles. The decrease in selling, general and administrative expenses as a percentage of revenue was due to leveraging of the selling, general and administrative expenses over a larger revenue base.

Products Division selling, general and administrative expenses increased $10.2 million, or 31.5%, to $42.6 million (19.3% of Products Division revenues) for the nine months ended September 30, 2005, compared to $32.4 million (17.6% of Products Division revenues) for the nine months ended September 30, 2004. This increase is due primarily to the impact of acquisitions which amounted to $8.5 million, increased marketing and advertising expenses, and management severance expenses.

Mobile Security Division selling, general and administrative expenses increased $1.8 million, or 18.1%, to $11.5 million (10.8% of Mobile Security Division revenues) for the nine months ended September 30, 2005, compared to $9.7 million (11.2% of Mobile Security Division revenues) for the nine months ended September 30, 2004. The increase in selling, general and administrative expense was primarily due to increased research and development costs, insurance costs, increased selling and marketing costs associated with the roll out of the Centigon brand name, increased warranty provisions, and the negative impact of a weaker U.S. dollar when converting foreign based expenses to U.S. dollars.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — CONTINUED

The increase in selling, general and administrative expenses as a percentage of revenues was due to the non-recurring nature of the roll-out costs of the Centigon brand name and the additional research and development costs.

Corporate general and administrative expenses increased $12.7 million, or 105.8%, to $24.8 million (2.1% of total revenues) for the nine months ended September 30, 2005, compared to $12.1 million (1.9% of total revenues) for the nine months ended September 30, 2004. This increase in administrative expenses is associated with the overall growth of the Company, including increased travel expenses, bonus provision, accounting fees, executive compensation planning, severance costs, hiring costs and insurance expenses.

Amortization. Amortization expense increased $3.3 million, or 111.7% to $6.2 million for the nine months ended September 30, 2005, compared to $2.9 million for the nine months ended September 30, 2004, primarily due to the acquisitions of Specialty Defense in November 2004, Bianchi in December 2004 and Second Chance in July 2005.

Integration. Integration expense increased $273,000, or 13.4%, to $2.3 million for the nine months ended September 30, 2005, compared to $2.0 million for the nine months ended September 30, 2004. Included in integration expenses in the nine months ended September 30, 2005, were charges for the integration of Specialty Defense and Bianchi, which were acquired in the fourth quarter of 2004 as well as Second Chance, acquired July 2005. Included in integration expenses in the nine months ended September 30, 2004, were charges for integration related to the acquisitions of Simula and Hatch Imports, which were acquired in the fourth quarter of 2003.

Other charges.    There were no other charges in the nine months ended September 30, 2005. Other charges for the nine months ended September 30, 2004, were $7.7 million, including a non-cash charge of $6.3 million for the acceleration of performance based, long-term restricted stock awards granted to certain executives in 2002, and a $1.4 million charge to reduce the carrying value of the remaining portion of NTI to its estimated fair value.

Operating income.    Operating income increased $56.2 million, or 57.1%, to $154.5 million for the nine months ended September 30, 2005, compared to $98.4 million in the nine months ended September 30, 2004, due to the factors discussed above.

Interest expense, net. Interest expense, net decreased $47,000, or 0.9%, to $5.1 million for the nine months ended September 30, 2005, compared to $5.2 million for the nine months ended September 30, 2004. This decrease is primarily due to an increase in interest income generated from the increase in investment yield from higher interest rates and the increase in investment balances primarily resulting from our 2% Convertible Notes offering in the fourth quarter of 2004. This is partially offset by an increase in interest expense as a result of the issuance of the 2% Convertible Notes and the increase in the six-month LIBOR. On September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate on the 8.25% Notes for a variable rate of six-month LIBOR (4.23% at September 30, 2005 and 2.20% at September 30, 2004), set in arrears, plus a spread of 2.735% to 2.75%.

Other income, net.    Other income, net, was income of $3.3 million for the nine months ended September 30, 2005, related primarily to the expiration of our unexercised 2.5 million previously announced put option contracts on Company stock as well as an increase in the fair market value of 1 million new put option contracts on Company stock we entered into with expirations prior to July 2006 and a weighted average strike price of $40.00 per share. This put option income was offset by a non-operating asset write-off. Other income, net, of $121,000 for the nine months ended September 30, 2004, relates primarily to the realization of a gain on the sale of a certain equity investment partially offset by losses on disposal of fixed assets and losses related to foreign currency fluctuations.

Income from continuing operations before provision for income taxes.    Income from continuing operations before provision for income taxes increased $59.4 million, or 63.7%, to $152.7 million for the

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — CONTINUED

nine months ended September 30, 2005, compared to $93.3 million for the nine months ended September 30, 2004, due to the reasons discussed above.

Provision for income taxes. Provision for income taxes was $57.8 million for the nine months ended September 30, 2005, compared to $39.1 million for the nine months ended September 30, 2004. The effective tax rate was 37.9% for the nine months ended September 30, 2005, compared to 41.9% for the nine months ended September 30, 2004. The decreased tax rate relates primarily to the non-taxable fair market gain on put options on Company stock in the nine months ended September 30, 2005, and the non-tax deductible charge due to the accelerated vesting of performance based, long-term restricted stock awards during the nine months ended September 30, 2004.

Income from continuing operations. Income from continuing operations increased $40.7 million, or 75.1%, to $94.9 million for the nine months ended September 30, 2005, compared to $54.2 million for the nine months ended September 30, 2004, due to the factors discussed above.

Discontinued Operations

On July 2, 2004, we sold the security consulting division of our litigation support services subsidiary, NTI, which was the last remaining business in discontinued operations. The remaining division in NTI, consisting primarily of training services, has been included as part of the Products Division segment, where management now resides. This business represented the last remaining business in our ArmorGroup Services Division (the ‘‘Services Division’’).

We had no discontinued operations in the nine months ended September 30, 2005. Please see Note 2, Discontinued Operations, in Part I, Item 1 for a summary of the operating results of the discontinued operations for nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time depending upon market conditions and other factors, of up to an additional 4.4 million shares. On March 25, 2005, our Board of Directors increased our existing stock repurchase program to enable us to repurchase, from time to time depending upon market conditions and other factors, up to an additional 3.5 million shares of its outstanding common stock. Through October 20, 2005, we repurchased 3.8 million shares of our common stock under the stock repurchase program at an average price of $12.49 per share, leaving us with the ability to repurchase up to an additional 7.3 million shares of our common stock. We have not repurchased any shares in 2004 or in the nine months ended September 30, 2005. Repurchases may be made in the open market, in privately negotiated transactions utilizing various hedging mechanisms including, among others, the sale to third parties of put options our common stock, or otherwise. At September 30, 2005, we had 34.9 million shares of common stock outstanding.

During the nine months ended September 30, 2005, we sold put options in various private transactions covering 3.5 million shares of Company stock for $6.6 million in premiums. During the nine months ended September 30, 2005, put options covering 2.5 million shares of Company stock expired unexercised leaving outstanding put options covering 1.0 million shares outstanding (2.9% of outstanding shares at September 30, 2005) at a weighted average strike price of $40.00 per share, all of which expire prior to July 2006. If the purchasers exercise the remaining put options, we will be required either to repurchase our shares or enter into alternative cash settlement arrangements at the negotiated strike price. As of September 30, 2005, based on the existing put option strike prices, it would cost us $40.0 million ($40.0 million fair value), if we were required to repurchase our shares under these put options. If put options for all 1.0 million shares of Company stock are exercised, we would have 6.3 million shares remaining under our repurchase programs.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — CONTINUED

If the remaining put options of Company stock expire unexercised, we will record an additional $1.6 million in other income by the expiration dates. If our stock price were to decline below $38.18 on the settlement date of the remaining put options, we would be required to record a loss on the put options that may be material depending on the final closing price of the Company’s stock on the expiration dates. At our discretion, we have the ability to either physically or cash settle the options.

The fair values of the put options of Company stock are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the put options, taking into account the consideration we received for the sale of the put options. As our stock price fluctuates the value of these contracts also fluctuates. For the three and nine month periods ending September 30, 2005, we recognized fair value gains of $1.3 million and $5.0 million, respectively, recorded in other income, net.

We expect to continue our policy of repurchasing our common stock from time to time, subject to the restrictions contained in our secured revolving credit facility (the ‘‘Credit Facility’’) with Bank of America, N.A., Wachovia Bank, National Association and a syndicate of other financial institutions arranged by Bank of America Securities, LLC; the indenture governing the 8.25% Notes and the indenture governing the 2% Convertible Notes. Our Credit Facility permits us to repurchase shares of our common stock with no limitation if our ratio of Consolidated Senior Indebtedness to Consolidated EBITDA (as such terms are defined in the Credit Facility) for any rolling twelve-month period is less than 1.00 to 1. When such ratio is greater than 1.00 to 1, our Credit Facility limits our ability to repurchase shares at $15.0 million. This basket resets to $0 each time the ratio is less than 1.00 to 1. As of September 30, 2005, such ratio was 0.05 to 1. Our indentures governing the 8.25% Notes and the 2% Convertible Notes also permit us to repurchase shares of our common stock, subject to certain limitations, as long as we satisfy the conditions to such repurchase contained therein.

On October 29, 2004, we completed the placement of $300 million aggregate principal amount of the 2.00% Senior Subordinated Convertible Notes due November 1, 2024 (the ‘‘2% Convertible Notes’’). On November 5, 2004, Goldman, Sachs & Co. exercised its option to purchase an additional $45 million principal amount of the 2% Convertible Notes. The 2% Convertible Notes provide the holders with a seven year put option and are guaranteed by most of our domestic subsidiaries on a senior subordinated basis. The 2% Convertible Notes were initially rated B1/B+ by Moody’s Investors’ Service and Standard & Poor’s Rating Services, respectively. The 2% Convertible Notes will bear interest at a rate of 2.00% per year, payable on November 1 and May 1 of each year beginning on May 1, 2005 and ending on November 1, 2011. The 2% Convertible Notes will be subject to accretion of the principal amount beginning on November 1, 2011, at a rate that provides holders with an aggregate annual yield to maturity of 2.00%, as defined in the agreement. The 2% Convertible Notes will bear contingent interest during any six-month period beginning November 1, 2011, of 15 basis points paid in cash if the average trading price of the notes is above certain levels. The 2% Convertible Notes will be convertible, at the bond holder’s option at any time, initially at a conversion rate of 18.5151 shares of our common stock per $1,000 principal amount of notes, which is the equivalent conversion price of approximately $54.01 per share, subject to adjustment. Upon conversion, we will satisfy our conversion obligation with respect to the accreted principal amount of the notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock. The conversion rate will be subject to adjustment, without duplication, upon the occurrence of any of the following events: (1) Stock dividends in common stock, (2) Issuance of rights and warrants, (3) Stock splits and combinations, (4) Distribution of indebtedness, securities or assets, (5) Cash distributions, (6) Tender or exchange offers, and (7) Repurchases of common stock. In accordance with generally accepted accounting principles, the 2% Convertible Notes are classified as short term debt. We used the proceeds of the offering to fund the acquisition of Second Chance in July 2005, and for general corporate and working capital purposes, including the funding of capital expenditures. Funds that are not immediately used are invested in money market funds and other investment grade securities until needed.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — CONTINUED

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

On September 2, 2003, we entered into interest rate swap agreements, which have been designated as fair value hedges as defined under SFAS 133 with a notional amount totaling $150 million. The agreements were entered into to exchange the fixed interest rate on our 8.25% Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth day of February and August. The agreements are subject to other terms and conditions common to transactions of this type. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, interest rate swaps included in other assets on the Consolidated Balance Sheet decreased by $3.4 million from December 31, 2004, which reflected a decrease in the fair value of the interest rate swap agreements to $2.6 million. The corresponding decrease in the hedge liability was recorded in long-term debt. The agreements are deemed to be a perfectly effective fair value hedge, and, therefore, qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

On August 12, 2003, we completed a private placement of $150 million aggregate principal amount of the 8.25% Notes. The 8.25% Notes are guaranteed by almost all of our domestic subsidiaries, on a senior subordinated basis. The 8.25% Notes have been sold to qualified institutional investors in reliance on Rule 144A of the Securities Act of 1933, as amended, and to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933, as amended. The 8.25% Notes were initially rated B1/B+ by Moody’s Investors’ Service and Standard & Poor’s Rating Services, respectively. We used a portion of the funds to repay debt, acquire Simula, Inc., Hatch Imports, Inc., ODV, Inc., and Kleen-Bore, Inc., and we intend to use the remaining proceeds of the offering to fund acquisitions and for general corporate and working capital purposes, including the funding of capital expenditures. On March 29, 2004, we completed a registered exchange offer for the 8.25% Notes and exchanged the 8.25% Notes for new 8.25% Notes that were registered under the Securities Act of 1933, as amended.

On August 12, 2003, in concert with our 8.25% Note offering, we entered into the Credit Facility. The Credit Facility consists of a five-year revolving credit facility, and, among other things, provides for (i) total maximum borrowings of $60 million, (ii) a $25 million sub-limit for the issuances of standby and commercial letters of credit, (iii) a $5 million sub-limit for swing-line loans, and (iv) a $5 million sub-limit for multi-currency borrowings. All borrowings under the Credit Facility will bear interest at either (i) a rate equal to LIBOR, plus an applicable margin ranging from 1.125% to 1.625%, (ii) an alternate base rate which will be the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50%, or (iii) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125% to 1.625%, depending on certain conditions. The Credit Facility is guaranteed by certain of our direct and indirect domestic subsidiaries and is collateralized by, among other things, (i) a pledge of all of the issued and outstanding shares of stock or other equity interests of certain of our domestic subsidiaries, (ii) a pledge of 65% of the issued and outstanding voting shares of stock or other voting equity interests of certain of our direct and indirect foreign subsidiaries, (iii) a pledge of 100% of the issued and outstanding nonvoting shares of stock or other nonvoting equity interests of certain of our direct and indirect foreign subsidiaries, and (iv) a first priority perfected security interest on certain of our

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — CONTINUED

domestic assets and certain domestic assets of certain of our direct and indirect subsidiaries that will become guarantors of our obligations under the Credit Facility, including, among other things, accounts receivable, inventory, machinery, equipment, certain contract rights, intellectual property rights and general intangibles. On January 9, 2004, we amended our Credit Facility to broaden our ability to make additional open-market purchases of publicly-traded securities subject to certain limitations. On March 29, 2004, we amended our Credit Facility to allow us to pay dividends subject to certain limitations. On October 19, 2004, we amended our Credit Facility to allow us to subtract cash equivalents from total indebtedness in calculation of our compliance covenants. On April 14, 2005, we amended our credit agreement to amend the definition of cash equivalents to include auction rate securities held by our existing bank group. On July 26, 2005, we amended the Credit Facility to allow for advances, loans, extensions of credit to or any other investments in key suppliers of the Company in an aggregate amount not to exceed $15 million at any time outstanding for the purpose of facilitating the sale and purchase of goods and services to the Company. In addition, the amendment allows for leases or other dispositions of assets of not more than 10% of the consolidated earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’), as defined in the Credit Facility.

As of September 30, 2005, we were in compliance with all of our negative and affirmative covenants contained in the Credit Facility and the indentures governing the 8.25% Notes and the 2% Convertible Notes.

Working capital was $364.4 million and $289.6 million as of September 30, 2005, and December 31, 2004, respectively. The increase in working capital is largely a function of increases in accounts receivable of $58.9 million and inventory of $22.4 million to support the growth in demand for our force protection related products from the U.S. Department of Defense.

Net cash provided by operating activities was $59.5 million for the nine months ended September 30, 2005, compared to $23.7 million for the nine months ended September 30, 2004. Net cash provided by operating activities improved due to increased net income for the nine months ended September 30, 2005, and was negatively impacted due to increases in working capital in both periods. Net cash used in investing activities was $411.9 million for the nine months ended September 30, 2005, compared to $140.3 million for the nine months ended September 30, 2004 primarily due to an increase in the purchase of short-term investment securities in the nine months ended September 30, 2005. Net cash provided by financing activities was $4.3 million for the nine months ended September 30, 2005, compared to $117.0 million for the nine months ended September 30, 2004. The decrease in the nine months ended September 30, 2005 is primarily due to net cash provided by financing activities in the nine months ended September 30, 2004 including the sale of 4,000,000 shares of Company stock, partially offset by the repayment of long-term debt.

Our fiscal 2005 capital expenditures are expected to be $21.0 million, of which we have spent $11.1 million through the nine months ended September 30, 2005. Such expenditures included additional manufacturing, office space, manufacturing machinery and equipment, leasehold improvements, information technology and communications infrastructure equipment.

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

See Part II Item 1 Legal Proceedings of this Quarterly Report regarding outstanding legal matters.

FORWARD LOOKING AND CAUTIONARY STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute ‘‘forward looking statements’’ within the meaning of the Private Securities

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — CONTINUED

Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, our failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; the ultimate effect of various domestic and foreign political and economic issues on our business, financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; contract delays; cost overruns; our ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers, customers and availability of raw materials; changes in the financial or business condition of our distributors or resellers; our ability to successfully manage acquisitions, alliances and integrate past and future business combinations; regulatory, legal, political and economic changes; an adverse determination in connection with the Zylon® investigation being conducted by the U.S. Department of Justice and certain state agencies and/or other Zylon®-related litigation; and other risks, uncertainties and factors inherent in our business and otherwise discussed elsewhere in this Form 10-Q and in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

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

On September 2, 2003, we entered into interest rate swap agreements in which we effectively exchanged the $150 million fixed rate 8.25% interest on the senior subordinated notes for variable rates in the notional amount of $80 million, $50 million, and $20 million at six-month LIBOR, set in arrears, plus 2.75%, 2.75%, and 2.735%, respectively. The agreements involve receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The variable interest rates are fixed semi-annually on the fifteenth day of February and August each year through maturity. The six-month LIBOR rate was 4.35% on October 19, 2005. The maturity dates of the interest rate swap agreements match those of the underlying debt. Our objective for entering into these interest rate swaps was to reduce our exposure to changes in the fair value of senior subordinated notes and to obtain variable rate financing at an attractive cost. Changes in the six-month LIBOR would affect our earnings either positively or negatively. An assumed 100 basis point increase in the six-month LIBOR would increase our interest obligations under the interest rate swaps by approximately $750,000 for a nine month period.

In accordance with SFAS 133, we designated the interest rate swap agreements as perfectly effective fair value hedges and, accordingly, use the short-cut method of evaluating effectiveness. As permitted by the short-cut method, the change in fair value of the interest rate swaps will be reflected in earnings and an equivalent amount will be reflected as a change in the carrying value of the swaps, with an offset to earnings. There is no ineffectiveness to be recorded. On September 30, 2005, we recorded the fair value of the interest rate swap agreements of $2.6 million and recorded the corresponding fair value adjustment to the 8.25% senior subordinated notes in other assets and long-term debt sections of the Condensed Consolidated Balance Sheets, respectively.

We are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. However, counterparties to these agreements are major financial institutions and the risk of loss due to nonperformance is considered by management to be minimal. We do not hold or issue interest rate swap agreements or other derivative instruments for trading purposes.

Foreign Currency Exchange Rate Risk. The majority of our business is denominated in U.S. dollars. There are costs associated with our operations in foreign countries that require payments in the local

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

currency. Where appropriate and to partially manage our foreign currency risk related to those payments we receive payment from customers in local currencies in amounts sufficient to meet our local currency obligations. We do not use derivatives or other financial instruments to hedge foreign currency risk.

Stock Price Risk.    The fair values of the put options of Company stock are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the put options, taking into account the consideration we received for the sale of the put options. As our stock price fluctuates the value of these contracts also fluctuates. For the three and nine month periods ending September 30, 2005, we incurred fair value gains of $1.3 million and $5.0 million, respectively, recorded in other income, net.

Our exposure to our stock price risk is a result of the remaining unexercised put option contracts covering 1.0 million shares of our common stock.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 4.    CONTROLS AND PROCEDURES

Our management, including Warren B. Kanders, Chairman and Chief Executive Officer, and Glenn J. Heiar, Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures, which are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, were effective. Furthermore, our management including our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is accumulated and communicated to allow timely decisions regarding required disclosure.

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

Zylon®

In April, 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging that ballistic-resistant soft body armor (vests) containing Zylon®, manufactured and sold by American Body Armor™, Safariland® and PROTECH®, failed to meet the warranties provided with the vests. On August 12, 2004, the Jacksonville, Florida (Duval County) Circuit Court gave preliminary approval to a settlement reached with the Southern States Police Benevolent Association (‘‘SSPBA’’). After a fairness hearing on November 5, 2004, the Court gave final approval to that agreement which provided, in essence, that (i) purchasers of certain Zylon®-containing vest models could exchange their vests for other vests manufactured by us (the ‘‘Exchange Program’’), (ii) we would continue our internal used-vest testing program (VestCheck®), and (iii) if testing revealed that other Zylon®-containing vests would not meet the warranties provided with the vests, class members who had purchased those other vests would be provided with relief on a reasonably comparable basis as those in the Exchange Program. The other class action suit filed by the National Association of Police Organizations, Inc. (NAPO), in Ft. Myers, Florida (Lee County), was voluntarily dismissed with prejudice on November 16, 2004.

On August 24, 2005, the United States Department of Justice through the National Institute of Justice (‘‘NIJ’’), released its Third Status Report to the Attorney General on Body Armor Safety Initiative Testing and Activities (the ‘‘Third NIJ Report’’). The Third NIJ Report contained, among other items, information and testing data on Zylon® and Zylon®-containing vests, and substantially modified compliance standards for all ballistic-resistant vests with the implementation of the NIJ 2005 Interim Requirements for Ballistic-Resistant Body Armor. As a result of the actions of the NIJ, we halted all sales or shipment of any Zylon®-containing vest models effective August 25, 2005, and immediately established a Supplemental Relief Program (the ‘‘SRP’’) that provides either a cash or voucher option to those who purchased Zylon®-containing vests through August 12, 2004. The Jacksonville, Florida Court gave preliminary approval to the SRP on August 31, 2005, and has scheduled a fairness hearing for October 27, 2005, to hear objections and to make a final determination whether to approve the SRP as fair, adequate and reasonable.

Following the NIJ’s announcement, the SSPBA filed another class action suit on behalf of purchasers of Zylon®-containing vests from August 13, 2004 (the date of certification of the prior class) through August 29, 2005 (a date after which we had ceased all sales of Zylon®-containing vests). The Jacksonville, Florida Circuit Court has given preliminary approval to a settlement reached with the plaintiffs in this second suit that provides purchasers with either a 100% cash refund or a voucher for 100% of the purchase price redeemable for any of our merchandise. A fairness hearing on the second settlement is also scheduled for October 27, 2005 in Jacksonville, Florida.

We are also voluntarily cooperating with a request for documents and data received from the Department of Justice, which is reviewing the entire body armor industry’s use of Zylon®, and a subpoena

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

recently served by the General Services Administration for information relating to Zylon®. For more information regarding the Zylon® matter, reference is made to Part II, Item 1, Legal Proceedings, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Reference is made to Part I, Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a description of other previously disclosed legal proceedings.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
4.1	Fourth Supplemental Indenture, dated as of August 25, 2005, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto, and Wachovia Bank, National Association, as trustee.
4.2	Ninth Supplemental Indenture, dated as of August 25, 2005, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto, and Wachovia Bank, National Association, as trustee.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMOR HOLDINGS, INC.
/s/ Warren B. Kanders Warren B. Kanders Chairman and Chief Executive Officer Dated: October 26, 2005
/s/ Glenn J. Heiar Glenn J. Heiar Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Dated: October 26, 2005