Form 10-K
period 2005-12-31
ARMOR HOLDINGS INC
filed 2006-03-15
CIK 845752

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2005

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                         COMMISSION FILE NUMBER 0-18863

                                   ----------

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
                                      None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [x] No [_]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [x]

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [x]   Accelerated filer [_]   Non-accelerated filer [_]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [x]

================================================================================

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2005, the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing sale price of the Common Stock on the New York Stock Exchange on such date) was $1,368,761,972.

     The number of shares of the Registrant's Common Stock outstanding as of
March 10, 2006 was 35,360,065.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our Annual Meeting of Stockholders to be
held on June 22, 2006, are incorporated by reference into Part III hereof.

                                        2

                              TABLE OF CONTENTS AND
                              CROSS REFERENCE SHEET

                                                                     Page Number
                                                                     -----------

PART I               Forward Looking Statements
           Item 1.   Description of Business                               5
                     Company Overview                                      5
                     Material Developments                                 6
                     Industry Overview                                     6
                     Information Concerning Business Segments and
                        Geographical Revenues                              8
                     Business Strengths                                    8
                     Growth Strategy                                      10
                     Acquisitions                                         11
                     Products                                             12
                     Customers                                            15
                     Marketing and Distribution                           16
                     Product Manufacturing and Raw Materials              18
                     Backlog                                              19
                     Competition                                          19
                     Employees                                            20
                     Research and Development                             20
                     Patents and Trademarks                               20
                     Government Regulation                                21
                     Environmental Laws and Regulations                   21
                     Available Information                                22
                     Discontinued Operations                              22
           Item 1 A. Risk Factors                                         23
           Item 1 B. Unresolved Staff Comments                            32
           Item 2.   Properties                                           33
           Item 3.   Legal Proceedings                                    35
           Item 4.   Submission of Matters to a Vote of Security
                        Holders                                           36

PART II    Item 5.   Market for Registrant's Common Equity,
                        Related Stockholder Matters and Issuer
                        Purchases of Equity Securities                    37
           Item 6.   Selected Financial Data                              38
           Item 7.   Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                        39
           Item 7 A. Quantitative and Qualitative Disclosures
                        About Market Risk                                 59
           Item 8.   Financial Statements and Supplementary Data          60
           Item 9.   Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure            61
           Item 9 A. Controls and Procedures                              61
           Item 9 B. Other Information                                    61

PART III                                                                  62

PART IV    Item 15.  Exhibits, Financial Statement Schedules              63

                                        3

                                     PART I

FORWARD LOOKING STATEMENTS

We believe that it is important to communicate our expectations to our investors. Accordingly, this report contains discussion of events or results that have not yet occurred or been realized. You can identify this type of discussion, which is often termed "forward-looking statements", by such words and phrases as "expects", "anticipates", "intends", "plans", "believes",
"estimates" and "could be". Execution of acquisition or divestiture strategies, expansion of product lines and increases in distribution networks or product sales are examples of issues whose future success may be difficult to predict.
You should read forward-looking statements carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other expectations of future performance.
The actions of current and potential new competitors, customer demand for our products, changes in technology, seasonality, business cycles and new regulatory requirements are examples of factors that impact greatly upon strategies and expectations and are outside our direct control. There may be events in the future that we are not able accurately to predict or to control. Any cautionary language in this report, and the risk factors set forth in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations we express in our forward-looking statements.

                                        4

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

We are a leading manufacturer and provider of armored military and commercial vehicles, armor kits for the retrofit of military vehicles, protective and security products for military and law enforcement personnel, aircraft armor, aircraft safety products, survivability equipment used by military aviators and other personnel protection technologies. Our customers include domestic and international military, law enforcement, security and corrections personnel and government agencies, multinational corporations and individuals. We believe our strengths result from focusing on several core competencies including engineering, manufacturing and distributing vehicle armoring systems, high-quality security products and human safety and survival systems. Our business is comprised of three reportable business segments: the Aerospace &
Defense Group, the Products Group and the Mobile Security Division.

Aerospace & Defense Group. The Aerospace & Defense Group supplies human safety and survival systems to the U.S. military and major aerospace and defense prime contractors. Our core markets are land, marine and aviation safety and military personnel protection. Our most significant business within the Aerospace &
Defense Group is armoring a variety of light, medium and heavy tactical wheeled vehicles for the military. We also provide spare parts and logistical and field support services for Up-Armored High Mobility Multi-purpose Wheeled Vehicle
("HMMWVs," commonly known as the Humvee) previously shipped by us as well as blast and ballistic protection kits for the standard HMMWV which are installed in the field. Additionally, we develop ballistic and blast protected armored and sealed truck cabs for other military tactical wheeled vehicles. For example, we design, develop and manufacture armor systems for a variety of military vehicles, including such platforms as the Heavy Expanded Mobility Tactical Truck
("HEMTT"), Palletized Load System ("PLS"), Heavy Equipment Transporter ("HET"),
M915, Armored Security Vehicle ("ASV") and the Family of Medium Tactical
Vehicles ("FMTV").

The Aerospace & Defense Group develops and supplies personnel equipment, including Small Arms Protective Inserts ("SAPI") and other engineered ceramic body armor, helmets, and other protective and duty equipment. Our products include, among others, Modular Lightweight Load-Carrying Equipment ("MOLLE")
systems, Outer Tactical Vests ("OTVs") and Advanced Combat Helmets. We are
currently the largest supplier of MOLLE systems for the U.S. Army, which is a modular rucksack that can be configured in a number of ways depending on the needs of the military mission. We also manufacture OTVs which, when used with
SAPI plates are designed to provide enhanced protection against bullets, mines, grenades and mortar and artillery shells. SAPI plates have been adopted by the
U.S. military as a key element of the protective equipment worn by U.S. troops.

The Aerospace & Defense Group develops and sells military helicopter seating systems, helicopter cockpit airbag systems, aircraft armor kits, emergency bailout parachutes and survival equipment worn by military aircrew. The primary customers for these products are the U.S. Army, U.S. Navy, U.S. Marine Corps,
Boeing and Sikorsky Aircraft and other major aircraft manufacturers.

Products Group. Our Products Group, previously referred to as the Armor Holdings
Products Division, manufactures and sells a broad range of high quality equipment marketed under brand names that are known in the military and law enforcement communities. Products manufactured by this group include concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, emergency lighting products, forensic products, firearms accessories, weapon maintenance products, foldable ladders, backpacks and specialty gloves.

Mobile Security Division. Our Mobile Security Division, operating under the brand name CENTIGON(TM), manufactures, services, and integrates certified armoring systems into commercial vehicles that are designed to protect against varying degrees of ballistic and blast threats on a global basis. We armor a variety of platforms that are available commercially, including custom limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles. Our customers in this business include U.S. federal law enforcement, intelligence and diplomatic agencies, foreign heads of state, multinational corporations, as well as high net worth individuals and cash-in-transit operators.

MATERIAL DEVELOPMENTS

On February 27, 2006, we announced that we signed a definitive agreement to acquire all of the outstanding stock of Stewart & Stevenson Services, Inc.
("SVC"), a leading manufacturer of military tactical wheeled vehicles including the Family of Medium Tactical Vehicles ("FMTV"), the U.S. Army's primary transport platform, for $35 per share in a cash merger transaction. The total value of the transaction is expected to be approximately $755 million after deducting SVC's net cash balance which was $312 million as of January 31, 2006.
The transaction is subject to SVC shareholder approval, the expiration or termination of the Hart-Scott-Rodino waiting period and other customary conditions. The transaction is expected to close mid-2006. We expect to finance the transaction through available cash and with proceeds from new senior credit facilities.

Zylon(R) Investigation

In April, 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging that ballistic-resistant soft body armor (vests) containing Zylon(R), manufactured and sold by American Body Armor(TM), Safariland(R) and PROTECH(R), failed to meet the warranties provided with the vests. On November 5, 2004, the
Jacksonville, Florida (Duval County) Circuit Court gave final approval to a settlement reached with the Southern States Police Benevolent Association
("SSPBA") which provided that (i) purchasers of certain Zylon(R)-containing vest models could exchange their vests for other vests manufactured by the Company and (ii) the Company would continue its internal used-vest testing program
(VestCheck(TM)). The other class action suit, which was filed by the National
Association of Police Organizations, Inc. ("NAPO"), in Ft. Myers, Florida (Lee
County), was voluntarily dismissed with prejudice on November 16, 2004.

On August 24, 2005, the United States Department of Justice, National Institute
of Justice ("NIJ"), released its Third Status Report to the Attorney General on
Body Armor Safety Initiative Testing and Activities (the "Third NIJ Report").
The Third NIJ Report contained, among other items, information and testing data on Zylon(R) and Zylon(R)-containing vests, and substantially modified compliance standards for all ballistic-resistant vests with the implementation of the NIJ
2005 Interim Requirements for Ballistic-Resistant Body Armor. As a result of the actions of the NIJ, the Company halted all sales or shipment of any
Zylon(R)-containing vest models effective August 25, 2005, and immediately established a Supplemental Relief (renamed the Zylon(R) Vest Exchange ("ZVE"))
Program that provides either a cash or voucher option to those who purchased any
Zylon(R)-containing vests from us through August 29, 2005. The ZVE Program, with the consent of the SSPBA, was given final approval by the Jacksonville, Florida
Court on October 27, 2005.

We are also voluntarily cooperating with a request for documents and data received from the Department of Justice, which is reviewing the body armor industry's use of Zylon(R), and a subpoena served by the General Services
Administration for information relating to Zylon(R).

INDUSTRY OVERVIEW

We participate in the domestic and international markets for military and commercial security products and armoring systems. Our Aerospace & Defense Group is a provider of military helicopter seating systems, aircraft and land vehicle armor systems, protective equipment for military personnel, mobile security systems used by militaries, MOLLE systems, OTVs, combat helmets and other technologies used to protect humans in a variety of life-threatening or catastrophic situations. Our Products Group manufactures and markets a broad range of high quality security products, equipment and related consumable items used by military, law enforcement, security and corrections personnel, and other first responders (e.g., fire and rescue personnel). Our Mobile Security Division manufactures and installs ballistic and blast protection armoring systems for commercial vehicles to protect against varying degrees of ballistic and blast threats that are used by government agencies, law enforcement personnel, corporations and private individuals. Increasingly, governments, militaries, businesses, and individuals have recognized the need for security products to protect them from the risks of terrorism, physical attacks and threats of violence.

The U.S. government has placed a high priority on fighting terrorism overseas and securing the homeland from future terrorist attacks. This effort has led many institutions within the government and private sector to redefine their strategies to protect against, respond to, and combat terrorism. The Bush
Administration's fiscal 2006 budget request included $30.8 billion for homeland security spending, an increase of $1.8 billion over 2005. While it is impossible to quantify the effects that spending by the U.S. government on homeland security will have on our businesses, we expect to benefit to the extent that spending is allocated to increase the number of law enforcement personnel, to purchase security equipment and consumables used in equipping and training these personnel, and the armoring of vehicles.

Vehicle Armor Market. Recent conflicts, military actions, and protracted involvement in peacekeeping missions around the globe have increased the demand for rapidly deployable and highly mobile armored vehicles. We believe the
Up-Armored HMMWV has demonstrated an ability to survive front-line combat action in Bosnia, Kosovo, Afghanistan, and Iraq. The U.S. Army has announced commitment to a Long Term Armor Strategy that is expected to install an armor "A-Kit" on all future tactical wheeled vehicles. The "A-Kit" provides for hard-to-install armor in the manufacturing line at original equipment manufacturers and a
"B-Kit" that can be stored and easily installed on vehicles when needed. The
U.S. Army has published a Tactical Wheeled Vehicle Strategy that identifies a requirement between fiscal year 2006 and fiscal year 2011 for 40,760 Light
Tactical Vehicles, 31,443 Medium Tactical Vehicles, and 6,981 Heavy Tactical
Vehicles. While no assurance can be given that these requirements won't change or that we will succeed in attracting orders for a meaningful portion of these vehicles, we believe our Aerospace & Defense Group will continue to maintain its position as a major supplier of armor solutions due to our investments in research & development, our reputation as a leading armor provider, and our relationship with our customers. Foreign governments and militaries are also investing in armored vehicle technology, including the Up-Armored HMMWV, and other armored vehicle alternatives. Iraqi Freedom Funds are being used to purchase Up-Armored HMMWVs to protect the fledgling Iraqi Army from the same threats facing U.S. Forces. We believe the need to protect military forces, government officials, private organizations, and private individuals will increase the requirement for lightly armored commercial vehicles in many countries facing high levels of crime, terrorism and violence around the world.

Aviation Safety Market. The aviation survivability market is comprised of three distinct market segments: crash safety, ballistic survivability, and personnel safety equipment. Historically, the primary market for crash safety has been in military helicopters, driven by the military's interest in protecting both aviators and troops under severe conditions. Over the past several years interest in crash safety in the commercial marketplace has grown both due to changes in government regulations and customer interest in safety as a differentiator in aircraft operational capabilities. Products falling into the area influencing survivability include crashworthy seats, airbags, landing gear, fuel systems, and structures. Demand for these products on the military side has begun to increase reflecting the military's need to upgrade aircraft such as the
U.S. Army's UH-60M Black Hawk, U.S. Navy's MH-60 Seahawk, and the U.S. Marine
Corps UH-1Y and AH-1Z programs. The replacement of helicopters that have been damaged or destroyed in combat operations is also supporting near term opportunities. Long term continued growth potential is indicated by programs just starting or in development such as the U.S. Army's Armed Reconnaissance
Helicopter, the U.S. Army's Light Utility Helicopter, and the U.S. Air Force's
Combat Search and Rescue helicopter. The ballistic survivability market is both for military helicopters and fixed wing transport aircraft. Many front line aircraft have some basic armor protection. We believe there is a growing interest in new protective solutions that can offer more complete ballistic protection within the limited available weight on an aircraft. Foreign markets for crash safety and ballistic survivability products are similar in size to the
U.S. market, although the types of aircraft and customer base are more fragmented. The personnel safety market for aviators and passengers of aircraft include equipment such as body armor, uniforms and helmets, survival vests and survival equipment, inflatable life preservers, parachutes, and emergency oxygen. The market is experiencing some growth as new ensembles incorporating lessons learned from combat are introduced and replacement equipment is increased due to the increased pace of operations.

Military Personnel Body Armor Market. The type and extent to which U.S. forces are being provided protective body armor is changing. In 1998, the U.S. Army and
U.S. Marines adopted a new body armor ensemble called Interceptor. This ensemble is made up of a soft armor vest for fragmentation protection (using similar materials and design concepts to law enforcement vests) and hard, ceramic body armor plates, known as SAPI, inserted into the soft vest to provide rifle protection over vital organs. The concept was deployed in a combat zone in
Afghanistan with success measured in the reduction of life-threatening chest wounds. During the invasion of Iraq, many front line U.S. forces were equipped with the Interceptor system. The use of the Interceptor system was extended to cover all deployed troops in the combat zone by order of the Secretary of the
Army in mid-2003. Procurement actions by the U.S. Army and U.S. Marines are underway to outfit all active, Reserve and National Guard troops that could be deployed around the world. The market is substantial and is straining the capacity of the industry to support the need. The product has a life cycle in use and we expect there will be an ongoing replacement market in the future. In
2000, the U.S. Special Forces developed a new combat helmet called the Modular
Integrated Communications Helmet ("MICH") which took advantage of new technologies. Today the U.S. Army has adopted a variant of this helmet design called the Advanced Combat Helmet ("ACH") as its standard and is planning to equip all soldiers with the helmet by the end of 2008. The need for personnel protection has received media attention which we believe will continue to gain
Congressional interest. We believe efforts to increase individual protection with the introduction of side SAPI

plates in 2006 will increase the total SAPI requirement. We believe our
Aerospace & Defense Group is one of a small number of contractors qualified to produce large volumes of the highest level protection SAPI for U.S. military forces.

Law Enforcement Security Products Market. According to recent data available from the Department of Justice, direct expenditures for police protection services in the United States grew at a compound annual growth rate of 7.3% from
1984 through 2001, to a total of $72.4 billion in 2001. We currently believe that this growth rate will continue, as will the growth in the number of police officers and other first responders in the United States. The Department of
Homeland Security estimates that there are more than 2.0 million first responders in the United States, categorized as follows:

     o    Local police departments have an estimated 556,000 full-time employees including 436,000 sworn enforcement personnel.

     o    Sheriff's offices reported about 291,000 full-time employees, including 186,000 sworn personnel.

     o    There are over 1 million firefighters, of which approximately 750,000 are volunteers.

     o    There are over 155,000 nationally registered emergency medical technicians.

INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL REVENUES

For information concerning our business segments and geographical revenues, please refer to Item 7 Management's Discussion and Analysis of Financial
Condition and Results of Operations and Note 14 to our Consolidated Financial
Statements included elsewhere in this report.

BUSINESS STRENGTHS

We believe that the following strengths are critical to our success as a leading provider of specialized security products, training and support services, human safety and survival systems and vehicle armor systems.

Long-Term Relationships with Government and Military Customers. We derive the majority of our revenues from domestic and foreign military, government and law enforcement customers. Over many years, we believe we have developed strong relationships with military, law enforcement, security and corrections customers both in the U.S. and overseas. We believe that our reputation and longstanding relationships with customers support our expected continued growth.

Sole-Source Provider of Up-Armored HMMWVs. We are currently the sole-source provider of up-armoring and have developed and provide the armor system for the newest Up-Armored HMMWV procured by the U.S. military. In 2004 and 2005, we delivered 10,483 Up-Armored M1114 HMMWVs to the U.S. military. Beginning in 2005 and ending in 2006, we estimate we will have provided the U.S. Marine Corps more than 2,300 Up-Armored HMMWV's. We are also under contract in 2006 to provide
1,463 Up-Armored HMMWVs vehicles to the Iraqi Army. U.S. Army planning documents show in excess of 21,000 Armored HMMWVs to be purchased in 2006 and 2007 of which we are already on contract for over 4,000 kits. We are also currently under contract to provide spare parts, logistics and ongoing field support services for the U.S. military's Up-Armored HMMWV fleet. In addition, we have provided up-armoring of HMMWVs to a number of foreign military customers, including Canada, Egypt, Slovenia and Israel.

Extensive Portfolio of Armor Kits for Military Trucks. The two predominant developers and manufacturers of mine blast and ballistic protection kits for military trucks over the last 10 years have been O'Gara-Hess & Eisenhardt and
Simula. With these two organizations integrated into our Aerospace & Defense
Group, we are able to provide a comprehensive portfolio of kit designs for light, medium and heavy trucks for the U.S. military and foreign militaries. We are also able to provide the capability of armor technologies, from basic steel armors to sophisticated ceramic/composite armor systems.

Sole-Source Provider of Aviation Safety Products. We are currently the sole-source provider for the following military cockpit seating systems:
UH-60A/L and UH-60M Black Hawk helicopter, MH-60S and MH-60R Sea Hawk helicopter, AH-1Z Cobra Venom attack helicopter, AH-64 Apache attack helicopter,
UH-1Y Super Huey utility helicopter and the V-22 Osprey tilt-rotor aircraft.
With respect to commercial helicopter systems, we are the sole source for seats in the Bell M427 and M430 helicopters as well as the AgustaBell 609 commercial helicopter. We are the sole-source provider for the C-17 centerline and side-wall fixed-wing military seating systems and are the only supplier of a common wall-mounted troop seat for the C-130, C-141 and KC-135 aircraft.
Additionally, we are sole-source provider of cockpit airbag systems for the
UH-60 Black Hawk helicopter and the OH-58 Kiowa Warrior helicopter.

Leading Innovator in Load Carrying Equipment. Our Specialty Defense brand was the first producer of the U.S. Army's MOLLE and continues to be the largest supplier of MOLLE's to the U.S. Government. Our association with the MOLLE program resulted in the government granting us as the sole licensee of the MOLLE technology for commercial application. We have leveraged the MOLLE technology to develop backpacks, chest harnesses, and accessories for military, tactical, and law enforcement markets.

Industry-Leading Market Position in Body Armor. We manufacture body armor for the law enforcement community. Within our family of companies resides industry-leading technology for the design and manufacturing of soft body armor designed to protect against handgun threats and, in some cases, other threats encountered in the line of duty. By virtue of the volume of soft armor produced by us, we have developed supply relationships with ballistic fiber and material suppliers that we believe enable us to manage our costs and obtain proprietary materials. We believe our evolving product lines and technology insertion has positioned us as one of the two primary suppliers of high end hard body armor plates in the market. The SAPI plates being manufactured by us are in extremely high demand and are the primary body armor plates being procured by the U.S.
Army and U.S. Marine Corps and some special police units to augment the soft vest to provide rifle protection. We also manufacture the ACH for the U.S. Army and U.S. Special Forces.

Valuable Brands with Leading Market Positions. We believe our products and brands are established and have developed a reputation for high quality and dependability. Due to the life-protecting nature of many of our products, customers prefer premium, recognized brands with quality reputations. We believe that our strong brand recognition attracts customer loyalty and repeat customer business and helps us to establish leading positions with many of our product offerings. On September 9, 2005, we announced the introduction of a new single brand for our Mobile Security Division to better leverage our combined global capabilities in the marketplace and present a unified face to customers around the world. The business, now called CENTIGON(TM), also introduced the world's first commercial vehicle armor system that protects against attacks from IEDs.
We believe CENTIGON(TM) constitutes the world's largest commercial vehicle armoring business which is able to provide our customers with solutions to their needs and draw upon resources across our company to be at the leading edge of design, research and development and service.

Broad Portfolio of Products. Our broad product portfolio and our ability to offer that portfolio in both domestic and overseas markets result in a balanced revenue mix. We believe our broad array of security products and armor systems allows us to be a single-source provider of comprehensive solutions for our customers' security needs. Cross selling among our products creates additional business opportunities and increases the value of our client relationships. We believe that we have superior technology and know-how, which enhance our efforts to develop new products.

Extensive Distribution Network. Our Products Group markets and delivers products through an extensive network of approximately 260 domestic distributors and 200 international agents, and through a sales force of approximately 40 representatives and specialists. The Aerospace & Defense Group, in conjunction with the Products Group and the Mobile Security Division, leverages this marketing network to increase exposure for its products. Where practical, we attempt to extend integrated solutions to our customers where we can meet all of their personal survivability requirements. We believe that our distribution networks of security products provides a foundation for our continued growth, expansion and ability to promptly and expeditiously service our customers'
needs. We believe the diversity of the markets we serve and the strength of our distribution relationships reduce our dependence on any particular product, market or customer.

World Leader in Vehicle-Armoring Systems. We have been a leader in the vehicle-armoring systems market for over 60 years. Serving clients in some 80 countries on five continents, from U.S. President Truman in the 1940s, to a current list of over 60 heads-of-state and countless corporate leaders. We offer a wide selection of protected vehicles, ranging from handgun protection against random street violence, all the way to protection against assault rifle ammunitions and blast protection. Our product range includes armored passenger vehicles, cash-in-transit vehicles and special purpose vehicles. We are a pioneer in developing ballistics performance standards, which are supported by independent tests performed by certified laboratories, and maintain the world's largest commercial ballistics database. We have three state-of-the-art ballistic glass manufacturing facilities, located in the U.S. and Latin America. Ballistic glass manufactured at these facilities meet stringent standards for esthetic quality and ballistic performance.

Experienced Management Team. Our management team brings extensive knowledge of our customers and a proven ability to effectively manage our operations. The core of our management team has been together as a group since 1996, and has been further augmented through acquisitions in the area of engineering and research and development to provide the capability to develop a range of new products. In addition, our management has a proven record of identifying, executing and integrating strategic acquisitions into our business, including our largest acquisitions to date: Second Chance in 2005, Specialty Defense and
Bianchi in 2004, Simula in 2003 and the O'Gara group of companies in 2001.

GROWTH STRATEGY

We believe the demand for vehicle armor systems, security products, and human safety and survival systems will continue to grow. We expect to address this growth by offering a comprehensive array of high quality branded security products to meet the needs of militaries and law enforcement around the globe.
We also expect to continue to develop ballistic and blast protection for high-end commercial vehicles as well as for military vehicles. We intend to enhance our leadership position through additional strategic acquisitions by creating a broad portfolio of products and services to satisfy all of our customers' increasingly complex security products needs. The following elements comprise our growth strategy:

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

Increase Exposure to Military Programs. As the sole-source provider of the M1114
Up-Armored HMMWVs for the U.S. military, we believe that we are in a strong position to capture opportunities to provide armoring of additional vehicles for the U.S. Department of Defense. Examples include the next generation Up-Armored
HMMWV, M1151/52 and recent efforts to develop and supply armor kits for various types of light through heavy tactical trucks and the continued relationship with the original equipment manufacturers to explore up-armoring opportunities for the U.S. Army's tactical vehicle fleet. We believe that the cost and time required to develop an alternative protection system and the resources required to manufacture components against cost, schedule and performance specifications increases the likelihood that we will remain in a leading position on these programs and capture additional programs.

Capitalize on Increased Homeland Security Requirements. The creation of the
Department of Homeland Security has increased the U.S. government's focus on strengthening the infrastructure of homeland security. We believe our Aerospace
& Defense Group and Products Group are well positioned to provide security equipment and materials required by military, law enforcement and security personnel to combat terrorism, respond to attacks and counter homeland threats.
Our Mobile Security Division is well positioned to provide armored vehicles for federal, state and local government agencies.

Pursue Strategic Acquisitions. Since January 1, 1996, we have completed 26 acquisitions and integrated the acquired businesses into our Aerospace & Defense
Group, Products Group, and Mobile Security Division. We will continue to seek opportunities to make value-based acquisitions that complement our business operations or expand our product offerings, improve our technology, provide access to new geographic markets or provide additional distribution channels and new customer relationships. We have historically taken a disciplined, value-based approach to evaluating acquisition opportunities, driven by a prudent use of our capital, rigorous due diligence standards and a targeted expected return on our investment.

ACQUISITIONS

We pursue a strategy of growth through acquisition by acquiring businesses and assets that complement our existing operations. We seek to exercise a high degree of financial discipline and to strictly adhere to the following criteria to evaluate prospective acquisitions, including whether the business to be acquired:

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

We have completed 26 acquisitions in continuing operations since January 1,
1996. The following table sets forth information regarding each of these acquired businesses and their respective products:

                                           YEAR OF
      BUSINESS OR ASSETS ACQUIRED        ACQUISITION      SEGMENT          PRIMARY PRODUCT CATEGORIES
---------------------------------------  -----------  ---------------  ---------------------------------

Second Chance Body Armor, Inc.               2005     Aerospace &      Body Armor and Soldier Equipage
                                                      Defense and
                                                      Products
Optemize.com, Inc.                           2005     Corporate        Information Technology
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
Army, Marine Corps, and Air Force Special Operations Forces. Primary customers include the U.S. military, Boeing, Sikorsky, Bell Helicopter, Oshkosh Truck, AM
General, Stewart & Stevenson and the U.S. Coast Guard.

Vehicle Products. Our expertise in military vehicle safety systems focuses on armor kits for tactical vehicles and ballistic armor systems for combat vehicles. We are currently the sole-source provider to the U.S. military of armor solutions for Up-Armored HMMWVs. The HMMWV chassis is produced by AM
General Corporation and shipped directly to our facility in Fairfield, Ohio, where up-armoring components are added for the M1114 Up-Armored HMMWVs. The
Up-Armored HMMWVs provide exterior protection against various levels of armor piercing ammunition, overhead airburst protection and underbody blast protection against anti-tank and anti-personnel mines. In addition, we install other features designed to enhance crew safety, comfort and performance, such as air conditioning, weapon turrets and mounts, door locks and shock absorbing seats.
We also supply engineering design and prototype services in support of the
Up-Armored HMMWV program, and supply spare parts and logistics and ongoing field support services. None of our contracts with the U.S. military have a minimum purchase commitment and the U.S. military generally has the right to cancel its contracts unilaterally, at its convenience.

We are currently the sole source provider of armor kits for the new M1151 and
M1152 Up-Armored HMMWV. We provide an A-kit to AM General which is installed as part of the vehicle manufacturing process. The A-kit provides basic underbody armor protection and the armored hard points required to install the B-Kit. The
B-Kit armor consists of transparent armor (glass), doors, roof, rear partition, and other components. This armoring concept provides that all vehicles are manufactured with an A-Kit and a B-Kit which can be easily installed when combat conditions warrant it. This is expected to result in longer vehicle life and reduced operating costs. The M1152 armor solution includes technologically advanced composite/ceramic materials to provide improved ballistic and blast protection while lowering the vehicle weight to increase payload.

Our experience in high-performance, lightweight armor for aircraft has enabled us to build a business around armoring thin-skinned vehicles for priority missions during peacekeeping operations. Work in this area includes ballistic and mine-blast kits for HMMWVs, 5-ton trucks, and heavy transport trucks,most of which are being produced in our Phoenix, Arizona facility. We also supply engineering design and prototype services in support of the kit programs, and supply spare parts and logistics and ongoing field support service. Our main customers for these kits are primarily the U.S. Army and Marine Corps. Our military vehicle armor business also includes production of armor kits for the
ASV, a small armored personnel carrier used by military police in a peacekeeping role. Similar armor kits are also provided for the U.S. Army's Stryker vehicle and we produce armored and sealed truck cabs for the High Mobility Artillery
Rocket System ("HIMARS"). We are also working on advance armor solutions for the
U.S. Army's heavy truck fleet. In addition, as a defense subcontractor, we produce various other armor systems including armor for fuel systems, missile launchers and pilot protection.

Aviation Safety Systems. Our core capabilities and technologies in the aircraft safety market include protective seating, inflatable restraints, and armor. We have been a major supplier of crash-resistant, energy-absorbing seating systems for military helicopters and other military aircraft to various branches of the
U.S. military and its prime defense contractors, and foreign customers.

We currently supply a substantial portion of the new and replacement crew seating systems for U.S. military helicopters many of which incorporate our armor systems. We are currently the sole supplier of crew seats for 16 different helicopter models and other variants of these aircraft including the AH-64
Apache attack helicopter, UH-60 Black Hawk utility helicopter, SH-60 Sea Hawk
ASW helicopter, ASW and Transport helicopters, Italy's EH101 MMI ASW and
Transport helicopters, Canada's CH-149 Cormorant Search-and-Rescue helicopter, and Norway's Sea King Multi-role helicopter. Over the past year, we added the
U.S. Marine Corps CH-46 Sea Knight helicopter as a new program. Our customer base includes, among others, Boeing

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

We also design and manufacture equipment for military personnel including ballistic vests, helmets, and load carrying products. We are a major supplier of soft ballistic vests to our military customers and has produced various vest types for ground troops, combat vehicle crewman, and airmen. Today, we are one of two suppliers of the Interceptor OTV Program. We are an innovator in ballistic composite helmet manufacturing since the military's transition from steel helmets in the 1980's. Today, we manufacture several versions of the ACH,
CVC, and PASGT helmets which allow us to tailor our helmets to our customers'
needs. We are also one of the largest domestic manufacturers of field equipage produced from heavy weight fabric. We currently supply the U.S. Military with the MOLLE, Large Field Pack with Internal Frame and a variety of tactical chest rigs.

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

PRODUCTS GROUP

Body Armor. We manufacture and sell a wide array of armor products under the leading brand names American Body Armor(TM), Safariland(R), ArmorWear(R), Second
Chance Armor(R), and PROTECH(TM) Tactical that are designed to protect against bodily injury caused by bullets, knives and explosive shrapnel. Our principal armor products are ballistic resistant vests, sharp instrument penetration armor, hard armor such as shields and upgraded armor plates, blast suppression blankets and bomb protective gear. Our line of ballistic protective vests provides varying levels of protection depending upon the configuration of ballistic materials and the standards (domestic or international) to which the armor is built. We primarily sell ballistic resistant concealable vests under the brand names Xtreme(R), Impulse(TM), Matrix(R), Monarch Summit(R) and
Zero-G(R). Our body armor products that are manufactured in the United States are designed to be built in compliance with guidelines established by the NIJ.
We also manufacture body armor in Manchester, England that is certified under various international standards.

We offer three types of body armor: concealable, corrections and tactical armor.
Concealable armor, which generally is worn beneath the user's clothing, is our basic line of body armor. Corrections and tactical armor is typically worn externally and is designed to provide protection over a wider area of a user's body and defeat higher levels of ballistic or sharp instrument threats. Tactical vests, which are usually manufactured with hard armor ballistic plates that provide additional protection against rifle fire, are designed to afford the user maximum protection and may be purchased with enhanced protection against neck and shoulder injuries. Tactical armor is offered in a variety of styles, including tactical assault vests, floatation vests, high coverage armor and flak jackets. We market our tactical vests under the Trimax, TAC 6, Cover Six and RPM brand names.

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
We manufacture and sell duty gear and commercial offerings under the widely recognized Safariland(R) and Bianchi(R) brands, which include Nylok(R),
Safari-Laminate(TM), AccuMold(R), AccuMold(R) Elite(TM), and Ranger(TM), as well as traditional, high quality leather duty gear products.

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

We also manufacture a variety of hard armor ballistic shields primarily for use in tactical clearance applications and ballistic resistant enclosures for use as guard booths, shacks and towers. These shields are manufactured using a variety of ballistic fibers, polyethylene ballistic materials, ballistic steel, ballistic glass or a combination of these materials. Other hard armor products include barrier shields and blankets. These products are designed to allow tactical police officers to enter high-threat environments with maximum ballistic protection.

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

MOBILE SECURITY DIVISION

Commercial Products. We provide armor systems with ballistic and blast protection for a variety of vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles. On September
9, 2005, we announced our introduction of a new single brand for our Mobile
Security Division to better leverage our combined global capabilities in the marketplace and present a unified face to customers around the world.

CENTIGON(TM) was created from the recognized brand names of O'GARA-HESS &
EISENHARDT ARMORING COMPANY(TM), ARMOR MOBILE SECURITY France (formerly
LABBE(TM)), and

ARMOR MOBILE SECURITY GERMANY (formerly TRASCO(TM)). The commercial vehicle armoring process requires the complete disassembly of a new base vehicle. This disassembly can involve the removal of the dash, interior trim, seats, doors and windows. The passenger compartment then is armored with both opaque and transparent armor (ballistic glass). Other features, such as run flat tires and anti-explosive fuel tanks, may also be added. Finally, the vehicle is reassembled to as close to its original appearance as possible. The entire conversion process results in a low profile, integrated ballistic protective system. Our relationship with various vehicle manufacturers such as Jaguar and
Land Rover has been valuable in allowing us to offer our customers certain vehicles which maintain the original warranties issued by the vehicle manufacturer.

We produce fully armored vehicles as well as light armored vehicles. We also offer armor piercing and blast protection for specific vehicles by enhancing the ballistic system, and underbody protection with proprietary materials, and installation methods that protect the occupants against a defined threat. We produce a new IE-Defense System(TM) that we believe represents a unique multiple-threat armor solution for certain commercially-available sport utility vehicles ("SUVs"). It is intended to protect the vehicle's occupants against an improvised explosive devices ("IED") attack and a subsequent attack by an assault rifle with armor-piercing bullets. As these attacks have become more frequent in Iraq and Afghanistan, we believe an increasing number of government officials, private contractors, non-government organizations ("NGOs"), private individuals and others are in need of such protection. We believe the launch of our new IE-Defense System underscores the CENTIGON(TM) commitment to leading technology and responding to the threats faced around the world, as well as our efforts to integrate technology insights across our family of businesses.

Fully armored vehicles also include head of state cars which are formal limousines used predominantly for official functions by a president or other head of state. These vehicles are usually customized based upon a commercially available chassis which we essentially rebuild. Because the threat of organized assassination attempts is greater for heads of state, these vehicles normally incorporate more sophisticated protection features. These features can include supplemental air and oxygen systems, air purification systems to protect against chemical or biological contamination, underbody fire suppressant systems, tear gas launchers, anti-explosive self-sealing fuel tanks, electric deadbolt door locks, gun ports and bomb scanners.

We also produce specialty vehicles and cash-in-transit vehicles. Cash-in-transit vehicles are used by banks or other businesses to transport currency and other valuables. Specialty vehicles are custom built for a specific mission. Examples of specialty vehicles include escort cars, and chase cars, usually closed top vehicles, in which security personnel ride while in a head of state motorcade.
CENTIGON(TM) has also developed customized crowd control as well as prisoner /
military personnel transport vehicles. After starting with a van or small truck, we modify the base vehicle to provide protection for the cargo and passengers from ballistic and blast threats.

In addition to the introduction of a new brand name and logo, CENTIGON(TM)
implemented a new global, customer-centric organizational structure. Its new regionally-focused marketing, sales and customer service structure is designed to allow CENTIGON(TM) to seamlessly access the full range of support for its global customer base regardless of where they are located.

CUSTOMERS

Aerospace & Defense Group. In 2005, our Aerospace & Defense Group sold approximately 99.4% of its products in North America, with the balance sold internationally. Sales of Aerospace & Defense Group products to all branches of the United States military and its prime contractors such as AM General,
Oshkosh, Textron Marine & Land, Boeing, Sikorsky Aircraft and Stewart &
Stevenson represented approximately 97.8% of the Aerospace & Defense Group's revenue. The Aerospace & Defense Group's businesses have relied to a great extent on relatively few major customers, although 2005 saw the development of additional major users of Aerospace & Defense Group products within their existing customer base (e.g. other users within the U.S. military). We believe that historical customers, such as the U.S. Army and other branches of the U.S.
military, to whom we have supplied products for approximately 25 years, will continue to be major customers. Current commercial and licensing customers include Boeing, Bell Helicopter, Textron Marine & Land, PPG Industries,
Intercast Europe, and Avon Rubber Company. The loss of or significant reduction in sales to a major customer could potentially have a material adverse effect on our business, operations and financial condition.

The Aerospace & Defense Group is focused on increasing its share of the total revenue in the international market in 2006. The demand from foreign militaries for the same equipment U.S. military forces use in Iraq and Afghanistan has significantly increased. The market for military hardware products is worldwide in scope, including the U.S. military and foreign defense forces. The primary contract for delivery of Up-Armored HMMWVs

is with the U.S. military, although smaller quantities are also sold to foreign governments. The primary contracts for the armor kit programs are with the U.S.
military. Foreign interest and demand for our products has increased thereby adding a new dimension to our market. We added a new Director for International
Military Programs in mid-2005 to address this interest.

Products Group. In 2005, the Products Group sold approximately 78.4% of its products in North America, with the balance sold internationally. The primary end users of the Products Group's products are federal, state and local law enforcement agencies, local police departments, state corrections facilities,
U.S. and allied militaries, highway patrols and sheriffs' departments. The
Products Group's security products are marketed through an extensive network of approximately 260 domestic distributors and 200 international agents, and through a sales force of approximately 40 representatives and specialists under brand names that are well established in the military and law enforcement communities. Our Gregory(R) brand of products are sold primarily in North
America and such sales represent approximately 50% of Gregory sales.

Mobile Security Division. In 2005, the Mobile Security Division sold approximately 27.5% of its products in North America, with the balance sold internationally. The Mobile Security Division's armored commercial vehicle customers include governmental and private buyers who purchase both fully and light-armored vehicles. Governmental buyers and foreign royalty are also customers for parade cars. Typically, governmental buyers consist of ministries of foreign affairs, defense and internal affairs and offices of presidential security. These customers are generally not constrained in their purchasing decisions by considerations such as import duties and taxes and are free to search globally for the best product available. The procurement cycles of governmental buyers can range from relatively rapid, when the vehicles are for the use of the head of state or in response to a particular crisis, to prolonged highly documented bids and evaluations for normally budgeted items. Private customers for armored commercial vehicles include corporations and individuals.
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

Approximately 75.7% of our revenues were from our ten largest customers for the year ended December 31, 2005 ("fiscal 2005"). Approximately 72.7% of our revenues came from U.S. military contracts. Our Aerospace & Defense Group's ten largest customers accounted for approximately 98.3% of Aerospace & Defense Group revenues for fiscal 2005. The Products Group's ten largest customers accounted for approximately 25.3% of total revenues of the Products Group for fiscal 2005.
The Mobile Security Division's ten largest customers accounted for approximately
52.6% of total revenues of the Mobile Security Division for fiscal 2005.
Military and governmental contracts generally are awarded on a periodic or sporadic basis. If the Aerospace & Defense Group were to lose either the M1114
Up-Armored HMMWV contract, which continues through June 2008, or additional orders for the next-generation versions known as the M1151 and M1152 Up-Armored
HMMWVs, our financial performance would experience a material adverse effect.

MARKETING AND DISTRIBUTION

Aerospace & Defense Group. Most of the Aerospace & Defense Group's products are distributed as a component supplier to the original equipment manufacturers
("OEMs") or as a direct contractor to the U.S. Government. The products are built to order. We do not directly serve mass consumer markets and supply directly from manufacturing facilities. Thus, the distribution of the Aerospace
& Defense Group's products does not involve significant inventory, warehousing or shipping methodologies.

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

Our marketing and sales activities in the government sector focus primarily upon identifying research and development and other contract opportunities with various agencies of the United States government or with others acting as prime contractors on government projects. Key members of our engineering and project management staffs work to maintain close working relationships with representatives of the United States military and their prime contractors.
Through these relationships, we seek to monitor needs, trends, and opportunities within current military product lines.

The Aerospace & Defense Group emphasizes its ability to develop new products, or product adaptations, quickly and more cost effectively than traditional defense contractors. In marketing its products to the military, the Aerospace & Defense
Group places strong emphasis on its superior antitank and antipersonnel mine protection for the occupants of tactical wheeled vehicles. We market our military products through a combination of trade show exhibits, print advertising in military-related periodicals and direct customer visits. We emphasize the cross-marketing of military and commercial products, which we believe strengthens the image of each product group. We have also entered into exclusive teaming and joint marketing agreements with various prime contractors in connection with the Up-Armored HMMWV, up-armoring for HIMARS and Family of
Medium Tactical Vehicles ("FMTV") for sales in domestic and international military, Heavy Tactical Vehicles and commercial areas. Such agreements are designed to allow us to benefit from the prime contractor's marketing network and save on certain selling costs.

Additionally, the Aerospace & Defense Group focuses on the individual warrior
(Soldier, Marine, Seaman, and Airman). This focus area for the company encompasses those programs where products are worn or carried by the individual which increase their survivability and mobility. Current major programs include the OTV, MOLLE, SAPI and the ACH. We seek to take a proactive approach in addressing the needs of the Department of Defense in this area through active corporate involvement in the New Equipment Training ("NET") programs, participation in events which focus on the individual warrior, and having a close working relationship with the Program Executive Office ("PEO") for individual equipage.

Our military business development activities are directed toward long term requirements development and major product programs while sales activities are directed toward identifying contract bid opportunities with various U.S.
government agencies and prime contractors. International sales are made through the Department of Defense's Foreign Military Sales Program and directly to foreign military organizations. We have three full time business development vice presidents who are responsible for this activity and have contractual arrangements with outside consultants who assist the business development vice presidents in their activities. Proposal preparation and presentation for government projects is done by a team, which normally consists of program managers, a contracting officer, a cost accountant and various manufacturing and engineering personnel.

Products Group. As a result of our history of providing high quality and reliable concealable armor, tactical armor, hard armor, duty gear, less-lethal munitions, anti-riot products and forensic products, we enjoy broad brand name recognition and a strong reputation in the law enforcement equipment industry.
A central element of our marketing strategy is to capitalize on our brand name recognition and reputation among our customers by positioning ourselves as an international provider of many of the premier security risk management products that our customers require. By positioning ourselves in this manner, we expect to capitalize on our existing customer base and our extensive global distribution network, and to maximize the benefits of our long history of supplying security related products around the world.

We have designed training programs to provide initial and continuing training in the proper use of our various products. These training programs, offered by The
Armor(R) Training Academy, are typically conducted by law enforcement and military personnel that we train and hire for such purposes. Training programs are an integral part of our customer service and product trial and certification strategies. In addition to enhancing customer satisfaction, we believe that training also helps breed customer loyalty and brand awareness/usage. Moreover, many of our products are consumable and used in training, which generates replacement orders. Our marketing efforts are further augmented by our involvement with and support of several important law enforcement associations, including the National Tactical Officers Association, the International Law
Enforcement Firearms Instructors, the American Society of Law Enforcement
Trainers, The FBI National Academy Associates, the International Association of
Women Police and the International Association of Chiefs of Police.

Introduced in 2004, we believe our Award for Performance Excellence ("APEX")
program continues to strengthen our relationships with our law enforcement distributors. The distributors benefit from their association with us due to the quality of our products, the scope of our product line, the high degree of service we provide and the distributors' opportunity to participate profitably in the sale of our products. We continually seek to expand our distribution network. As we identify and acquire businesses that fit strategically into our existing product portfolio, we seek to maximize our distribution network by offering additional products, accessing new customers and penetrating new geographic markets. We also sell a selected number of civilian products into mass merchandise and sporting goods stores via a network of national sporting goods wholesalers. These products include concealment holsters, hunting and sports shooting accessories, cleaning equipment and pepper spray products.

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

In addition to our traditional distribution channels, we also sell our products on the World Wide Web through a variety of sites. GSA-Buy.com contains an on-line catalog and secured transaction platform for all Products Group General
Services Administration contracts targeting government agencies exclusively. We also sell a small array of our concealable and competition holsters to the consumer market on Holsters.com, limiting distribution of our law enforcement equipment to law enforcement channels of distribution. Kleen-Bore.com and
B-Square.com are also e-commerce sites for select channels of distribution and customers. Our Armor Forensics products may also be purchased on-line at
redwop.com.

Mobile Security Division. On a worldwide basis, the Mobile Security Division employs approximately 25 full-time sales professionals. These employees operate out of Washington, D.C.; Fairfield, Ohio; Sao Paulo, Brazil; Lamballe, France;
Mexico City, Mexico; Bogota, Colombia; Bremen, Germany; Caracas, Venezuela; Hong
Kong, China; and Dubai, U.A.E. All personnel have a geographic and/or product-specific responsibility. In most cases, the sales personnel also recruit and maintain sales agents or distributors. The agents or distributors have geographic and product specific agreements, and compensation in most cases is based on a commission arrangement. Sales personnel use a consultative approach when offering solutions to customers' security problems. Sales cycles for commercial physical security products can range from several months to a matter of days, depending upon the product and the urgency associated with the security problem being addressed.

PRODUCT MANUFACTURING AND RAW MATERIALS

The Aerospace & Defense Group's production and manufacturing consist principally of the molding of armor and composite materials, ceramic tile cutting and grinding, adhesive bonding, sewing, component fabrication, and final assembly.
Our manufacturing capability features computer-integrated manufacturing programs which, among other things, schedule and track production, update inventories, and issue work orders to the manufacturing floor. All products manufactured are intended to meet rigorous standards and specifications for workmanship, process, raw materials, procedures, and testing, and in some cases regulatory requirements. Products are functionally tested on a sample basis as required by applicable contracts. Customers, and in some cases the United States government as the end user, perform periodic quality audits of the manufacturing process.
Certain customers, including the United States government, periodically send representatives to our facilities to monitor quality assurance. The Aerospace &
Defense Group's operations are certified to the ISO Standard by AS9001 and ISO
9001:2000 by the British Standards Institution, Inc. ("BSI").

The raw materials used in manufacturing ballistic resistant garments and up-armored vehicles include various ballistic fibers such as Kevlar(R), Twaron, and SpectraShield(R). Kevlar(R) is a patented product of E.I. du Pont de Nemours
Co., Inc. ("Du Pont") and is only available from Du Pont and its European licensee. We purchase Twaron, SpectraShield(R), and Dyneema(R) fibers directly from the manufacturers, and from weaving companies who convert the raw fibers into ballistic fabric. We believe that we enjoy a good working relationship with these suppliers. However, if necessary, we believe that we could readily find replacement weavers. We also use SpectraShield(R), Dyneema(R) and Kevlar(R) in our hard and vehicle armor products. Additionally, we use polycarbonates, acrylics, ballistic quality steel, aluminum, ceramics, and ballistic glass. With the exception of ceramics, we are aware of multiple suppliers for these materials and would not anticipate a significant impact if we were to lose any suppliers.

We purchase other raw materials used in the manufacture of our various products from a variety of sources and additional sources of supply of these materials are readily available. We also own several molds, which are used throughout our less-lethal product line.

We adhere to quality control standards and conduct extensive product testing throughout our manufacturing processes. Raw materials are also tested to ensure quality. We have obtained ISO 9001 certification for our Wyoming manufacturing facility for less-lethal products, our facility in Pittsfield, Massachusetts for hard armor products, and our facility in Ontario, California for body armor and duty gear holsters and accessories. We have obtained ISO 9002 certification for our Manchester, England manufacturing facility for body armor and high visibility garments. ISO standards are promulgated by the International
Organization of Standardization and have

been adopted by more than 100 countries worldwide. We obtain ISO certification by successfully completing an audit certifying our compliance with a comprehensive series of quality management and quality control standards.

We emphasize engineering excellence and have an extensive engineering staff.
Design engineers use two-dimensional and three-dimensional computer aided design and engineering or CAD/CAE systems, in conjunction with coordinate measuring machines, to develop electronic models which generally are converted to solid models or prototypes. Manufacturing engineers concentrate on improvements in the production process and on overall cost reductions from better methods, fewer components and less expensive materials with equal or superior quality. Applying these techniques, we reduce both the time and cost necessary to produce armored vehicles. Our ballistic engineers, in conjunction with our design and manufacturing engineers, develop and test new ballistic and blast protection systems that meet ever-changing threats.

BACKLOG

Aerospace & Defense Group. At December 31, 2005, our Aerospace & Defense Group
had unfilled customer orders of approximately $836.6 million. Approximately
$324.0 million of these orders are expected to ship in the first quarter of
2006.

Products Group. At December 31, 2005, the Products Group had unfilled customer orders of approximately $38.9 million. Substantially all of these orders are expected to ship in the first quarter of 2006.

Mobile Security Division. At December 31, 2005, the Mobile Security Division had
unfilled customer orders of approximately $30.0 million. Approximately $20.0 million of these orders are expected to be shipped in the first quarter of 2006.

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

Products Group. The market for our law enforcement products is highly competitive and we compete with competitors ranging from small businesses to multinational corporations. For example, in the body armor business, we compete by providing superior design, engineering and production expertise in our line of fully-integrated ballistic and blast protective wear. Our principal competitors in this market niche include several domestic and international competitors on a region-by-region basis. In the less-lethal product industry, we compete by providing a broad variety of less-lethal products with unique features and formulations, which, we believe, afford us a competitive advantage over our competitors. The principal competitive factors for all of our products are quality of engineering and design, reputation in the industry, production capability and capacity, price and ability to meet delivery schedules.

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

A number of vehicle armorers in Europe, the Middle East and Latin America armor primarily locally manufactured automobiles. In the U.S. and in Latin America, we have a variety of different competitors. In the high-end luxury sedan market we compete with OEMs, as well as a variety of small independent automotive integrators. The principal competitive factors are ballistic protection, price, quality of engineering and design, production capability and capacity, ability to meet delivery schedules and reputation in the industry.

Given the nature of some of our competitors, who are larger and better capitalized than us, our failure to compete effectively or our inability to do so could have a material adverse effect on our business, operations and financial condition.

EMPLOYEES

As of January 1, 2006, we have a total of approximately 5,100 employees, of which approximately 2,000 were employed in the Aerospace & Defense Group, approximately 2,100 in the Products Group, approximately 960 in the Mobile
Security Division, and approximately 40 in our corporate headquarters and information technology operation.

RESEARCH AND DEVELOPMENT

We view our research and development efforts as critical to maintaining a leadership position in the security products and vehicle armoring markets. We believe the continuously evolving threats of today demand the advancement and application of state-of-the-art technology to ensure proper protection of our customers. Our research and development occurs primarily under fixed-price or cost-plus, government funded contracts as well as Company-sponsored efforts. We seek to offer superior quality and advanced products and systems to our customers at competitive prices. To achieve this objective, we engage in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of our existing products. We also design and develop new products in an ongoing effort to anticipate and meet our customers'
evolving needs. We expect to continue to focus on complete system integration to provide unique finished products to our customers. In addition, we will seek to strengthen our position in the area of core materials and technology that offer superior performance when designed into those products. We believe a distinct advantage comes from the leveraged synergy across all security products from armor materials in helmets, vests, aircraft and vehicles to energy absorbing seats in helicopters and landmine resistant trucks.

In order to fully realize the benefits of synergy across our divisions, businesses and products, we have a centrally managed research and development function at the corporate level. We seek to employ engineers and scientists with expertise in materials, aerospace, mechanical, electrical, automotive and other engineering disciplines. To maximize efficiency, we utilize important relationships with outside testing laboratories, universities, companies and often times our key clients.

Research and development costs include salaries and benefits of research and development personnel, testing and certification, and other research and development related costs. Research and development costs are included in selling, general and administrative expenses as incurred and for fiscal 2005,
2004 and 2003, approximated $15.1 million, $8.9 million and $4.0 million, respectively. We expect to incur research and development costs of $19 million to $20 million in fiscal 2006. We recorded revenue of $4.2 million, $7.5 million and $5.8 million from government funded research and development in fiscal 2005,
2004 and 2003, respectively. We expect an additional $5 million to $6 million of research and development costs to be government funded in fiscal 2006.

PATENTS AND TRADEMARKS

We currently own numerous United States and foreign issued patents and pending patent applications for inventions relating to our product lines as well as several United States and foreign registered and unregistered trademarks relating to our products and services. The registered trademarks include
AMERICAN BODY ARMOR(TM), B-SQUARE(R), BREAK FREE(R), CENTIGON(TM), CLP(R),
DEFENSE TECHNOLOGY/FEDERAL LABORATORIES(R), DEF-TEC PRODUCTS(TM), DISTRACTION
DEVICE(R), FEDERAL LABORATORIES(R), FERRET(R), FIRST DEFENSE(R), IDENTICATOR(R),
IDENTIDRUG(R), IMPAK(TM), LIGHTNING POWDER(R), MONADNOCK(R), NIK(R), O'GARA-HESS
& EISENHARDT ARMORING COMPANY(R), PROTECH(R), QUIKSTEP LADDERS(TM),
SAFARILAND(R), SAFARILAND DESIGN(R), ARMORWEAR(R), SPEEDFEED(R), 911EP and
DESIGN(R), MOBILE DEFENDER(TM), SIMULITE(R), REINVENTING THE TECHNOLOGY OF
SAFETY(R), SIMULA SAFE(TM), PROTECTING PEOPLE IN MOTION(TM), DURACHUTE(R),
CLEARGARD(R), ODV(TM), O'GARA(TM), KLEEN-BORE(TM), SPECIALTY(R), GREGORY(R),
BIANCHI(R), NYLOK(R), SAFARI-LAMINATE(TM), ACCUMOLD(R), ACCUMOLD ELITE(TM),
RANGER(TM), PEACEKEEPER(R), APEX(R), POWERNET(R), RANGE MASTER(R), PRISM(R),
BUTTERFLY LITE(R), SUPERFEATHERLITE(R), AFAFLEX(R), SECOND CHANCE(R), and
MONARCH(R). We also have an exclusive license to use the MACE(R) trademark in the law enforcement market and a non-exclusive license to use the FLEX-CUF(R)
trademark. Although we do not believe that our ability to compete in any of our product markets is dependent solely on our patents and trademarks, we do believe that the protection afforded by our intellectual property provides us with important technological and marketing advantages over our competitors.

Although we have protected our technologies to the extent that we believe appropriate, the measures taken to protect our proprietary rights may not deter or prevent unauthorized use of our technologies. Damage from any such failures could have a material adverse effect on our business, operations and financial condition. In other countries, our proprietary rights may not be protected to the same extent as in the United States.

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
Environmental Protection Agency and the U.S. Bureau of Alcohol, Tobacco and
Firearms. The U.S. Bureau of Alcohol, Tobacco, and Firearms also regulate our manufacturing of certain destructive devices and the use of ethyl alcohol in certain products. We also ship hazardous goods, and in doing so, must comply with the regulations of the U.S. Department of Transportation for packaging and labeling. Additionally, the failure to obtain applicable governmental approval and clearances could adversely affect our ability to continue to service the government contracts we maintain. Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. We are also subject to routine audits to assure our compliance with these requirements. We have become aware that we were not in full compliance with certain regulations governing the export of equipment and related technology used for military purposes that are applicable to some of our products. We are currently in compliance with such regulations and have undertaken steps to help ensure we remain in compliance in the future.
We do not believe that such noncompliance will have a material adverse effect on our business. In addition, a number of our employees involved with certain of our federal government contracts are required to obtain and maintain specified levels of security clearances. Our business may suffer if we or our employees are unable to obtain the security clearances that are needed to perform services contracted for the Department of Defense, one of our major customers. Our failure to comply with these contract terms, rules or regulations could expose us to substantial penalties, including the loss of these contracts and disqualification as a U.S. government contractor.

Like other companies operating internationally, we are subject to the Foreign
Corrupt Practices Act ("FCPA") and other laws which prohibit improper payments to foreign governments and their officials by U.S. and other business entities.
We operate in countries known to experience endemic corruption. Our extensive operations in such countries create the risk of an unauthorized payment by one of our employees or agents which would be in violation of various laws including the FCPA. Violations of the FCPA may result in severe criminal penalties which could have a material adverse effect on our business, financial condition and results of operations. However, given our strict codes of conduct and ethics, coupled with the penalties imposed for a violation, we believe we are, and endeavor to remain, in compliance.

ENVIRONMENTAL LAWS AND REGULATIONS

We are subject to federal, state, and local and foreign laws and regulations governing the protection of the environment and human health, including those regulating discharges to the air and water, the management of wastes, and the control of noise and odors. While we always strive to operate in compliance with these requirements, we cannot assure you that we are at all times in complete compliance with all such requirements. We are subject to potentially significant fines or penalties if we fail to comply with environmental requirements and we do not currently carry insurance for such noncompliance events. Although we have made and will continue to make capital expenditures in order to comply with environmental requirements, we do not expect material capital expenditures for environmental controls in 2006. However, environmental requirements are complex, change frequently, and could become more stringent in the future. Accordingly, we cannot assure you that these requirements will not change in a manner that will require material capital or operating expenditures or will otherwise have a material adverse effect on us in the future.

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

DISCONTINUED OPERATIONS

On June 30, 2004, our litigation support services subsidiary, New Technology
Armor, Inc. ("NTI"), was the last remaining business in discontinued operations.
On July 2, 2004, we sold the security consulting division of NTI. The remaining division in NTI, consisting primarily of training services, is included as part of the Products Group segment.

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
Management.

On April 17, 2003, we announced that we had completed the sale of our ArmorGroup
Integrated Systems business through the sale of 100% of the stock of ArmorGroup
Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc. to Aerwav
Integration Services, Inc. ("AIS"), a wholly owned subsidiary of Aerwav
Holdings, LLC.

ITEM 1 A. RISK FACTORS

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

RISKS RELATED TO OUR INDUSTRY

THE PRODUCTS WE SELL ARE INHERENTLY RISKY AND COULD GIVE RISE TO PRODUCT
LIABILITY AND OTHER CLAIMS.

The products that we manufacture are typically used in applications and situations that involve high levels of risk of personal injury. Failure to use our products for their intended purposes, failure to use or care for them properly, or their malfunction, or, in some limited circumstances, even correct use of our products, could result in serious bodily injury or death. Given this potential risk of injury, proper maintenance of our products is critical. Our products include: vehicle and hard armoring systems; rotary and fixed-wing aircraft seating systems; parachutes; military helmets; body armor and plates designed to protect against ballistic and sharp instrument penetration;
less-lethal products such as less-lethal munitions, pepper sprays, distraction devices and flameless expulsion grenades; various models of police batons; and
police duty gear.

Claims have been made and are pending against certain of our subsidiaries, involving permanent physical injury and death caused by self-defense sprays and other munitions intended to be less-lethal. In addition, the manufacture and sale of certain less-lethal products may be the subject of product liability claims arising from the design, manufacture or sale of such goods. If these claims are decided against us and we are found to be liable, we may be required to pay substantial damages and our insurance costs may increase significantly as a result which could have a material adverse effect on our business, financial condition and results of operation. Also, a significant or extended lawsuit, such as a class action, could also divert significant amounts of management's time and attention. We cannot assure you that our insurance coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, that we will be able to obtain it at a reasonable cost. Our cost of obtaining insurance coverage has risen substantially since
September 11, 2001. Any material uninsured loss could have a material adverse effect on our business, financial condition and results of operations. In addition, the inability to obtain product liability coverage would prohibit us from bidding for orders from certain governmental customers since, at present, many bids from governmental entities require such coverage, and any such inability would have a material adverse effect on our business, financial condition, results of operations and liquidity.

In April, 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging that ballistic-resistant soft body armor (vests) containing Zylon(R), manufactured and sold by American Body Armor(TM), Safariland(R) and PROTECH(R), failed to meet the warranties provided with the vests. On November 5, 2004, the
Jacksonville, Florida (Duval County) Circuit Court gave final approval to a settlement reached with the SSPBA which provided that (i) purchasers of certain
Zylon(R)-containing vest models could exchange their vests for other vests manufactured by the Company and (ii) the Company would continue its internal used-vest testing program (VestCheck(TM)). The other class action suit filed by
NAPO, in Ft. Myers, Florida (Lee County), was voluntarily dismissed with prejudice on November 16, 2004.

On August 24, 2005, the United States Department of Justice, NIJ, released its
Third NIJ Report. The Third NIJ Report contained, among other items, information and testing data on Zylon(R) and Zylon(R)-containing vests, and substantially modified compliance standards for all ballistic-resistant vests with the implementation of the NIJ 2005 Interim Requirements for Ballistic-Resistant Body
Armor. As a result of the actions of the NIJ, the Company halted all sales or shipment of any Zylon(R)-containing vest models effective August 25, 2005, and immediately established a Supplemental Relief (renamed the ZVE) Program that provides either a cash or voucher option to those who purchased any
Zylon(R)-containing vests from us through August 29, 2005. The ZVE Program, with the consent of the SSPBA, was given final approval by the Jacksonville, Florida
Court on October 27, 2005.

We are also voluntarily cooperating with a request for documents and data received from the Department of Justice, which is reviewing the entire body armor industry's use of Zylon(R), and a subpoena served by the General Services
Administration for information relating to Zylon(R).

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
Environmental Protection Agency and the U.S. Bureau of Alcohol, Tobacco and
Firearms. The U.S. Bureau of Alcohol, Tobacco, and Firearms also regulates us as a result of our manufacturing of certain destructive devices and by the use of ethyl alcohol in certain products. We also ship hazardous goods, and in doing so, must comply with the regulations of the U.S. Department of Transportation for packaging and labeling. Additionally, the failure to obtain applicable governmental approval and clearances could materially adversely affect our ability to continue to service the government contracts we maintain.
Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. We are also subject to routine audits to assure our compliance with these requirements. We have become aware that we are not in full compliance with certain regulations governing the export of equipment and related technology used for military purposes that are applicable to certain of our products. We have made a voluntary disclosure to the Office of Defense Trade Controls
Compliance and have undertaken steps to comply with these regulations and to help ensure compliance in the future. We do not believe that such noncompliance will have a material adverse effect on our business. In addition, a number of our employees involved with certain of our federal government contracts are required to obtain specified levels of security clearances. Our business may suffer if we or our employees are unable to obtain the security clearances that are needed to perform services contracted for the U.S. Department of Defense, one of our major customers. Our failure to comply with these contract terms, rules or regulations could expose us to substantial penalties, including the loss of these contracts and disqualification as a U.S. government contractor.

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

One component of our strategy is to expand our operations into selected international markets. Military procurement, for example, has traditionally had a large international base. We actively market our products in Europe, North and
South America, the Middle East, Africa, and Asia. We, however, may be unable to execute our business model in these markets or new markets. Further, foreign providers of competing products and services may have a substantial advantage over us in attracting consumers and businesses in their country due to earlier established businesses in that country, greater knowledge with respect to the cultural differences of consumers and businesses residing in that country and/or their focus on a single market. We expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international products and services. In pursuing our international expansion strategy, we face several additional risks, including:

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
military generally has the right to cancel its contracts unilaterally without prior notice. We are the sole-source provider to the U.S. military for the armor and blast protection systems (up-armoring) for their HMMWVs. The HMMWVs are manufactured by AM General Corporation under separate U.S. military contracts.
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

A REDUCTION OF U.S. FORCE LEVELS IN IRAQ MAY AFFECT OUR RESULTS OF OPERATIONS.

Since the invasion of Iraq by the U.S. and other forces in March 2003, we have received steadily increasing orders from the U.S. military for the up-armoring of HMMWVs and the armoring of other tactical trucks as well as orders for personnel equipment, including SAPI and other engineered ceramic body armor, helmets, and other protective and duty equipment. Orders for the up-armoring of
HMMWVs and the armoring of other tactical trucks as well as orders for personnel equipment are the result, in significant part, from the particular combat situations encountered by the U.S. military in Iraq, including the use of IEDs by enemy combatants. We cannot be certain, therefore, to what degree the U.S.
military would continue placing armoring orders for its HMMWVs and other tactical trucks as well as orders for personnel equipment, if the U.S. military were to reduce its force levels or withdraw completely from Iraq. A significant reduction in orders from the U.S. military for the armoring of HMMWVs and other tactical trucks as well as orders for personnel equipment, following a reduction of U.S. force levels in Iraq could have a material adverse effect on our business, financial condition, results of operations and liquidity.

A REPLACEMENT OF THE HMMWV IN THE U.S. MILITARY MAY AFFECT OUR RESULTS OF
OPERATIONS.

There continues to be new orders under our current M1114 Up-Armored HMMWV contract and additional orders for the next-generation versions known as the
M1151 and M1152 Up-Armored HMMWVs. While backlog extends into 2006 for both the
M1114 and M1151/2 Up-Armored HMMWV versions, there are plans for procurement of a replacement military light transport vehicle which is currently in the early development stage. While current acquisition strategies plan for possible production of new light and medium support vehicles beginning as early as 2008, there is no assurance as to when a replacement for the HMMWV may be selected, and, furthermore, it is reasonable to believe that the HMMWV may continue for some time to be one of the primary transport vehicles in the U.S. military. In the event the HMMWV is replaced, based on U.S. military procurement plans, it is anticipated that vehicle armoring for a replacement vehicle would be provided to the vehicle's OEM for inclusion in the manufacturing process. We anticipate that procurements for the potential HMMWV replacement models would be competitive and could be awarded to multiple armor suppliers based on full and open competition.
Although we anticipate continuation of developmental efforts and enhancement of manufacturing capabilities, at this time, there is no certainty of obtaining armoring contracts for any HMMWV replacement vehicles selected by the U.S.
military, and, if successful in competitive programs, we cannot determine the specific levels of effort likely under such military contracts.

Additionally, with regard to the introduction of potential HMMWV replacement vehicles, the U.S. military recently announced the U.S. Government's preference to own the technical data rights for new major end items of equipment and sub-systems, including the vehicle armoring packages. The U.S. Government's intent to mitigate risk of limitations on producibility and to ensure commonality of armor components produced by multiple sources may negatively influence future manufacturing content and product pricing, which could have a material adverse effect on our business, financial condition, results of
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
If we are unable to differentiate our services from those of our competitors, our revenues may decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address client needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can. There is also a significant industry trend towards consolidation, which may result in the emergence of companies which are better able to compete against us. Any such development could have a material adverse effect on our business, financial condition, results of operation and liquidity.

THERE ARE LIMITED SOURCES FOR SOME OF OUR RAW MATERIALS, WHICH MAY SIGNIFICANTLY
CURTAIL OUR MANUFACTURING OPERATIONS.

The raw materials that we use in manufacturing ballistic resistant garments,
SAPI plates and armored vehicles include: ceramic; steel; SpectraShield, a patented product of Honeywell, Inc.; Kevlar(R), a patented product of E.I. du
Pont de Nemours Co., Inc. ("du Pont"); and Twaron, a patented product of Teijin.
We purchase these materials in the form of woven cloth from five independent weaving companies. In the event du Pont or its licensee in Europe cease, for any reason, to produce or sell Kevlar(R) to us, we would utilize these other ballistic resistant materials as a substitute. However, neither SpectraShield nor Twaron, is expected to become a complete substitute for Kevlar(R) in the near future. We enjoy a good relationship with our suppliers of Kevlar(R),
SpectraShield and Twaron. Should these materials become unavailable for any reason, we would be unable to replace them with materials of like weight and strength. We use a variety of ceramic materials in the production of SAPI plates and a variety of steels in armoring vehicles. Although we have a number of suppliers that we deal with in obtaining both ceramic and steel supplies, the industry generally, including our operations, is experiencing a limited supply of certain of these materials, which is affecting the quantity of product that we can complete in any given period. In addition, SpectraShield, the ballistic fiber backing used in a variety of our ballistic applications, including SAPI plates, is currently being rationed by the U.S. Department of Commerce, which could limit the quantity of SAPI plates that we produce in any given period.
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

We may not be successful in integrating businesses acquired in the future or those recently acquired into our existing operations. Integration may result in unanticipated liabilities or unforeseen operational difficulties, which may be material or require a disproportionate amount of management's attention which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Future acquisitions may result in us incurring additional indebtedness or issuing preferred stock or additional
Common Stock. Competition for acquisition opportunities in the industry may rise, thereby increasing our cost of making acquisitions or causing us to refrain from making further acquisitions. In addition, the terms and conditions of our senior credit facility, 2.00% Senior Subordinated Convertible Notes due
November 1, 2024 (the "2% Convertible Notes") and the indenture governing the 8
1/4% Senior Subordinated Notes due 2013 (the "8.25% Notes") impose restrictions on us that, among other things, restrict our ability to make acquisitions and adversely affect our ability to execute our execute acquisition strategy.

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
Moreover, private parties may bring claims against us based on alleged adverse health impacts or property damage caused by our operations. The amount of liability for cleaning up contamination or defending against private party claims could be material and have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

WE HAVE $497 MILLION OF TOTAL DEBT (SHORT-TERM, CURRENT PORTION AND LONG-TERM)
AS OF DECEMBER 31, 2005

Our $497 million of total debt as of December 31, 2005, could have important consequences to you and to us. For example:

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

     o    The terms of our senior credit facility, the indentures governing the
          8.25% Notes and 2% Convertible Notes allow us to incur substantial amounts of additional debt, subject to certain limitations. We might incur additional debt for various reasons, including to pay for additional acquisitions that we may make and assuming debt of companies that we may acquire, including new senior credit facilities associated with our pending acquisition of Stewart & Stevenson
          Services, Inc.

ITEM 1 B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table identifies and provides certain information regarding our principal facilities.

                                        OWNED/
LOCATION                   ANNUAL RENT  LEASED  APPROXIMATE SIZE         PRODUCTS MANUFACTURED
-------------------------  -----------  ------  ----------------  ----------------------------------

AEROSPACE & DEFENSE GROUP
Phoenix, AZ                 $1,165,000  Leased   188,140 sq. ft.  Human safety and survival
                                                                     systems
Phoenix, AZ                 $  380,000  Leased    25,312 sq. ft.  Human safety and survival
                                                                     systems
Phoenix, AZ                 $  245,000  Leased    25,000 sq. ft.  Human safety and survival
                                                                     systems
Phoenix, AZ                 $  107,000  Leased    11,182 sq. ft.  Human safety and survival
                                                                     systems
Phoenix, AZ                 $    7,200  Leased     1,815 sq. ft.  Human safety and survival
                                                                     systems
Fairfield, OH                      N/A   Owned   122,000 sq. ft.  Armored vehicles and ballistic
                                                        11 Acres     glass
Fairfield, OH                      N/A   Owned    54,000 sq. ft.  Armored kits
                                                         4 Acres
Fairfield, OH               $  384,800  Leased   175,000 sq. ft.  Armored vehicles
Fairfield, OH               $  163,300  Leased    40,000 sq. ft.  Armored vehicles and kits
Fairfield, OH               $   99,500  Leased    29,550 sq. ft.  Armored Vehicles
Pittsfield, MA                     N/A   Owned    19,700 sq. ft.  Hard armor and vehicle armor
Dunmore, PA                        N/A   Owned    62,740 sq. ft.  Military helmets
Dunmore, PA                 $  341,000  Leased   101,750 sq. ft.  Military helmets and military back
                                                                     pack systems
Jefferson City, TN                 N/A   Owned    30,000 sq. ft.  Military body armor
Jefferson City, TN                 N/A   Owned    28,000 sq. ft.  Military body armor
Jefferson City, TN                 N/A   Owned    37,758 sq. ft.  Military body armor
McKee, KY                          N/A   Owned    20,020 sq. ft.  Military back pack systems
McKee, KY                          N/A   Owned    32,176 sq. ft.  Military back pack systems

PRODUCTS GROUP
Jacksonville, FL                   N/A   Owned          14 Acres  Body armor, forensic products,
                                                 120,000 sq. ft.     weapon cleaning lubricants, LED light bars
Casper, WY                         N/A   Owned          66 Acres  Tear gas, pepper spray, less-
                                                  72,525 sq. ft.     lethal munitions
Pittsfield, MA              $  107,800  Leased    25,846 sq. ft.  Hard armor, vehicle armor
Ontario, CA                        N/A   Owned   117,500 sq. ft.  Body armor, duty gear, automotive
                                                                     accessories
El Segundo, CA              $   69,000  Leased     6,500 sq. ft.  Fingerprint equipment
Oxnard, CA                  $  147,000  Leased    25,000 sq. ft.  Specialty gloves
Fort Worth, TX              $  422,500  Leased    35,100 sq. ft.  Scope mounts and rings, foldable ladders
Fitzwilliam, NH             $   37,500  Leased    22,848 sq. ft.  Police batons
Easthampton, MA             $   60,000  Leased    15,000 sq. ft.  Gun cleaning kits
Chantilly, VA               $  322,400  Leased    79,423 sq. ft.  DOD training
Tijuana, Mexico             $  256,300  Leased    57,722 sq. ft.  Duty gear, body armor,
                                                                     automotive accessories
Temecula, CA                $  295,000  Leased    55,000 sq. ft.  Duty gear, back packs
Temecula, CA                $  114,800  Leased    12,500 sq. ft.  Duty gear, back packs
Temecula, CA                $  181,900  Leased    36,000 sq. ft.  Duty gear, back packs
Calexico, CA                $  172,600  Leased    40,000 sq. ft.  Duty gear, back packs
Geneva, AL                  $  171,100  Leased    62,000 sq. ft.  Body armor
Central Lake, MI                   N/A   Owned    84,000 sq. ft.  Body armor
Westhoughton, England              N/A   Owned    45,000 sq. ft.  Body armor and uniforms
Horwich, England                   N/A   Owned    37,000 sq. ft.  Body armor and uniforms

                                        OWNED/
LOCATION                   ANNUAL RENT  LEASED  APPROXIMATE SIZE         PRODUCTS MANUFACTURED
-------------------------  -----------  ------  ----------------  ----------------------------------

MOBILE SECURITY DIVISION
Fairfield, OH               $  217,300  Leased    75,000 sq. ft.  Armored vehicles
Bremen, Germany (1)                N/A  Leased          11 Acres  Armored vehicles
                                         Owned   161,500 sq. ft.
Lamballe, France (2)        $  456,600  Leased   131,516 sq. ft.  Armored vehicles
Sao Paulo, Brazil           $  288,400  Leased    56,000 sq. ft.  Armored vehicles & ballistic glass
Bogota, Colombia            $  117,800  Leased    35,000 sq. ft.  Armored vehicles & ballistic glass
Bogota, Colombia            $   32,400  Leased     6,823 sq. ft.  Armored vehicles
Bogota, Colombia            $   34,100  Leased     7,801 sq. ft.  Armored vehicles
Mexico City, Mexico                N/A   Owned     5,380 sq. ft.  Armored vehicles
Caracas, Venezuela          $  128,000  Leased    15,360 sq. ft.  Armored vehicles

CORPORATE
Jacksonville, FL                   N/A   Owned     7,000 sq. ft.  Corporate headquarters
Jacksonville, FL            $  134,900  Leased     9,000 sq. ft.  Information technology center
Arlington, VA               $   87,600  Leased       770 sq. ft.  Government affairs office

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

Kroll, Inc. Matters

O'Gara-Hess & Eisenhardt Armoring do Brasil Ltda. ("OHE Brazil") was assessed
41.1 Million Reals (US $17.6 million based on the exchange rate as of December
31, 2005) plus interest and penalties by the Brazilian tax authorities. OHE
Brazil has appealed the tax assessments and the cases are pending. To the extent that there may be any liability resulting from such assessments, we believe that we are entitled to indemnification from Kroll, Inc. for up to $7.8 million under the terms of our purchase agreement dated April 20, 2001, because the events in question with respect to up to $7.8 million of such assessments occurred prior to our purchase of the O'Gara Companies from Kroll, Inc.

In 1999 and prior to our acquisition of OHEAC in 2001, several of the former employees of Kroll O'Gara Company de Mexico, S.A. de C.V. ("O'Gara Mexico"), a
subsidiary of OHEAC, commenced labor claims against O'Gara Mexico seeking damages for unjustified termination. In late 2004, the principal labor claim was settled by us for approximately $2.2 million and two of the remaining claims were settled for approximately $52,000. Kroll, Inc. indemnified us, subject to a
$500,000 deductible, with respect to these settlement payments.

In December 2001, O'Gara-Hess & Eisenhardt France S.A., which was acquired from
Kroll, Inc. ("OHE France") in August 2001, sold its industrial bodywork business operated under the name Labbe/Division de O'Gara Hess & Eisenhardt France/
Carrosserie Industriells ("Carrosserie") to SNC Labbe. Subsequent to the sale, the Labbe Family Trust ("LFT"), owner of the leasehold interest upon which the
Carrosserie business is operated, sued OHE France and SNC Labbe claiming that the transfer of the leasehold was not valid because LFT had not given its consent to the transfer as required under the terms of the lease. LFT sought to have OHE France, as the sole tenant, maintain and repair the leased building with an estimated cost of between US $3.7 and US $7.3 million, based on the exchange rate as of December 31, 2005. The case is currently pending, and while we are contesting the allegations vigorously, we are unable to predict the outcome of this matter. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

Zylon(R)

In April, 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging that ballistic-resistant soft body armor (vests) containing Zylon(R), manufactured and sold by American Body Armor(TM), Safariland(R) and PROTECH(R), failed to meet the warranties provided with the vests. On November 5, 2004, the
Jacksonville, Florida (Duval County) Circuit Court gave final approval to a settlement reached with the SSPBA which provided that (i) purchasers of certain
Zylon(R)-containing vest models could exchange their vests for other vests manufactured by the Company and, (ii) the Company would continue its internal used-vest testing program (VestCheck(TM)). The other class action suit filed by
NAPO, in Ft. Myers, Florida (Lee County), was voluntarily dismissed with prejudice on November 16, 2004.

On August 24, 2005, the United States Department of Justice, NIJ, released its
Third NIJ Report. The Third NIJ Report contained, among other items, information and testing data on Zylon(R) and Zylon(R)-containing vests, and substantially modified compliance standards for all ballistic-resistant vests with the implementation of the NIJ 2005 Interim Requirements for Ballistic-Resistant Body
Armor. As a result of the actions of the NIJ, the Company halted all sales or shipment of any Zylon(R)-containing vest models effective August 25, 2005, and immediately established a Supplemental Relief (renamed the ZVE) Program that provides either a cash or voucher option to those who purchased
Zylon(R)-containing vests from us through August 29, 2005. The ZVE Program, with the consent of the SSPBA, was given final approval by the Jacksonville, Florida
Court on October 27, 2005.

We are also voluntarily cooperating with a request for documents and data received from the Department of Justice, which is reviewing the entire body armor industry's use of Zylon(R), and a subpoena served by the General Services
Administration for information relating to Zylon(R).

Other Matters

In addition to the above, in the normal course of business and as a result of previous acquisitions, we are subjected to various types of claims and currently have on-going litigation in the areas of product liability, general liability and intellectual property. Our products are used in a wide variety of law enforcement situations and environments. Some of our products can cause serious personal or property injury or death if not carefully and properly used by adequately trained personnel. We believe that we have adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductible or self-insured retention. Our annual insurance premiums and self insurance retention amounts have risen significantly over the past several years and may continue to do so to the extent we are able to purchase insurance coverage. At this time, we do not believe any such claims or pending litigation will have a material impact on our financial position, operations and liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
        ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $.01 per share (the "Common Stock") is traded under the symbol "AH" on the New York Stock Exchange (the "NYSE"). The following table sets forth the range of high and low sales prices for our Common Stock on the
NYSE for the years ended December 31, 2005 and 2004 and for the first quarter of
2006 (through March 10, 2006).

                                              HIGH      LOW
                                             ------   ------
2006
1st Quarter - through March 10, 2006......   $61.69   $41.06

2005
4th Quarter...............................   $45.59   $40.93
3rd Quarter...............................   $43.86   $38.88
2nd Quarter...............................   $39.93   $33.03
1st Quarter...............................   $47.85   $36.05

2004
4th Quarter...............................   $49.49   $36.10
3rd Quarter...............................   $41.67   $32.01
2nd Quarter...............................   $40.35   $31.60
1st Quarter...............................   $33.45   $24.80

HOLDERS

As of March 10, 2006, we had approximately 311 stockholders of record. Only record holders of shares held in "nominee" or street names are included in this number.

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

We did not purchase any shares of our common stock during the Company's fourth quarter of 2005.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL OVERVIEW

FIVE-YEAR SUMMARY

The table below sets forth a summary of our results of operations and financial condition as of and for the periods then ended.

                                       2005        2004       2003       2002       2001
                                    ----------   --------   --------   --------   --------
                                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Total revenues (1)                  $1,636,930   $979,683   $365,172   $305,117   $197,100
Operating income                    $  215,634   $145,715   $ 35,729   $ 38,365   $ 26,673
Income from continuing
   operations                       $  132,510   $ 80,577   $ 17,006   $ 21,337   $ 14,684
Net income (loss) (2)               $  132,510   $ 80,539   $ 10,886   $(17,689)  $ 10,128
Basic income from continuing
   operations per common share      $     3.83   $   2.56   $   0.61   $   0.70   $   0.61
Diluted income from continuing
   operations per common share      $     3.70   $   2.44   $   0.59   $   0.69   $   0.59
Basic earnings (loss) per share     $     3.83   $   2.56   $   0.39   $  (0.58)  $   0.42
Diluted earnings (loss) per share   $     3.70   $   2.44   $   0.38   $  (0.57)  $   0.41

Note 1 - Revenue and operating income for all periods presented represents revenue from continuing operations only, while net income includes income and losses from discontinued operations.

Note 2 - 2005 net income includes a pre-tax charge of $19.9 million for the cost of the ZVE Program. 2004 net income includes a pre-tax charge of $5.0 million for the cost of the warranty revision. 2003 and 2002 net income (loss)
includes a pre-tax charge for impairment of long-lived assets of discontinued
operations of $21.5 million and $30.3 million, respectively. 2001 net income includes a pre-tax restructuring charge of $10.3 million in discontinued
operations.

Cash and cash equivalents           $  471,841   $  421,209  $111,926  $ 16,551   $ 53,719
Total assets                        $1,462,862   $1,292,351  $585,626  $367,753   $388,057
Working capital                     $  387,211   $  289,578  $168,644  $100,591   $142,723
Total debt                          $  496,614   $  501,128  $191,030  $  8,188   $  8,085
Long-term obligations               $  206,922   $  196,929  $168,508  $  5,240   $  4,640
Stockholders' equity                $  710,582   $  565,196  $295,365  $288,077   $326,019

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

Our actual results may differ from those expressed or implied in forward-looking statements. We believe that we are subject to a number of risk factors, including, without limitation: the inherent unpredictability of currency fluctuations; competitive actions, including pricing; the ability to realize cost reductions and operating efficiencies, including the ability to implement headcount reduction programs timely and in a manner that does not unduly disrupt business operations and the ability to identify and to realize other cost-reduction opportunities; general economic and business conditions; our ability to successfully execute changes to operations, such as integration of recent and future acquisitions and the move certain of our manufacturing operations, without disrupting our operations; and our ability to obtain supplies and raw materials without disruption.

Any forward-looking statements in this report should be evaluated in light of these and other important risk factors listed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K including the accompanying financial statements.

COMPANY OVERVIEW

We are a leading manufacturer and provider of armored military and commercial vehicles, armor kits for the retrofit of military vehicles, protective and security products for military and law enforcement personnel, aircraft armor, aircraft safety products, survivability equipment used by military aviators and other personnel protection technologies. Our customers include domestic and international military, law enforcement, security and corrections personnel and government agencies, multinational corporations and individuals. We believe our success is the result of focusing on several core competencies including engineering, manufacturing and distributing vehicle armoring systems, high-quality security products and human safety and survival systems. Our business is comprised of three reportable business segments: the Aerospace &
Defense Group, the Products Group and the Mobile Security Division.

CONTINUING OPERATIONS

Aerospace & Defense Group. The Aerospace & Defense Group supplies human safety and survival systems to the U.S. military and major aerospace and defense prime contractors. Our core markets are land, marine and aviation safety and military personnel protection. The most significant business within the Aerospace &
Defense Group is armoring a variety of light, medium and heavy wheeled vehicles for the military. We also provide spare parts and logistical and field support services for Up-Armored HMMWVs previously shipped by us as well as blast and ballistic protection kits for the standard HMMWV which are installed in the field. Additionally, we develop ballistic and blast protected armored and sealed truck cabs for other military tactical wheeled vehicles. For example, we design, develop and manufacture armor systems for a variety of military vehicles, including such platforms as the HEMTT, PLS, HET, M915, ASV and FMTV.

The Aerospace & Defense Group develops and supplies personnel equipment, including SAPI and other engineered ceramic body armor, helmets, and other protective and duty equipment. Our products include, among others, MOLLE systems, OTVs and Advance Combat Helmets. We are currently the largest supplier of MOLLE systems for the U.S. Army, which is a modular rucksack that can be configured in a number of ways depending on the needs of the military mission.
We also manufacture OTVs, which, when used with SAPI plates, provide enhanced protection against bullets, mines, grenades and mortar and artillery shells.
SAPI plates have been adopted by the U.S. military as a key element of the protective equipment worn by U.S. troops.

The Aerospace & Defense Group develops and sells military helicopter seating systems, helicopter cockpit airbag systems, aircraft armor kits, emergency bailout parachutes and survival equipment worn by military aircrew. The primary customers for these products are the U.S. Army, U.S. Navy, U.S. Marine Corps,
Boeing and Sikorsky Aircraft and other major U.S. aircraft manufacturers.

Products Group. Our Products Group, previously referred to as the Armor Holdings
Products Division, manufactures and sells a broad range of high quality equipment marketed under brand names that are known in the military and law enforcement communities. Products manufactured by this group include concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, emergency lighting products, forensic products, firearms accessories, weapon maintenance products, foldable ladders, backpacks and specialty gloves.

Mobile Security Division. Our Mobile Security Division, operating under the brand name CENTIGON(TM), manufactures, services, and integrates certified armoring systems into commercial vehicles, to protect against varying degrees of ballistic and blast threats on a global basis. We armor a variety of platforms that are available commercially, including custom limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles. Our customers in this business include U.S. federal law enforcement and intelligence agencies, foreign heads of state, multinational corporations, as well as high net worth individuals and cash-in-transit operators.

DISCONTINUED OPERATIONS

On June 30, 2004, our litigation support services subsidiary, NTI, was the last remaining business in discontinued operations. On July 2, 2004, we sold the security consulting division of NTI. The remaining division in NTI, consisting primarily of training services, is included as part of the Products Group segment.

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

On April 17, 2003, we announced that we had completed the sale of our ArmorGroup
Integrated Systems business through the sale of 100% of the stock of ArmorGroup
Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc. to AIS, a
wholly owned subsidiary of Aerwav Holdings, LLC.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include the following:

Revenue recognition. We record products revenue at the time of shipment. Returns are minimal and do not materially affect the financial statements.

We record Aerospace & Defense Group revenue related to government contracts which results principally from fixed price contracts and is recognized when persuasive evidence of an arrangement exists, the fee is reasonably determinable, the customer has accepted the product and collectibility is probable. All of these conditions are met, in substantially all cases, when the
Department of Defense inspector signs the Material Inspection and Receiving
Report indicating acceptance and title transfer.

We record revenue of the remaining Aerospace & Defense Group, Products Group and
Mobile Security Division when the product is shipped, except for larger commercial contracts typically longer than four months in length. Revenue from large commercial contracts is recognized on the percentage of completion, units-of-work performed method. Should large commercial contracts be in a loss position, the entire estimated loss would be recognized for the balance of the contract at such time. Current contracts are profitable.

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

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill and other intangible assets are stated on the basis of cost. The $220.9 million in goodwill resulting from acquisitions made by us subsequent to June 30, 2001 was immediately subjected to the non-amortization provisions of Statement of
Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"
("SFAS 142"). (See also Impairment below). The purchase method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed.
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

Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the carrying value of long-lived assets, valuation allowances for receivables, inventories and deferred income tax assets, liabilities for potential litigation claims and settlements, potential liabilities related to tax filings in the ordinary course of business, the Vest Exchange Program /
Warranty Revision accrual, the defined benefit plan liabilities and contract contingencies and obligations. Actual results could differ from those estimates.

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

Impairment. Long-lived assets, including certain identifiable intangibles and goodwill are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets. The method used to determine the existence of an impairment would be discounted operating cash flows estimated over the remaining useful lives of the related long-lived asset or asset groups.
Impairment is measured as the difference between fair value and the unamortized cost at the date an impairment is determined.

Comprehensive income. Financial statements of foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at the average monthly exchange rates. The current year change in the accumulated amount, net of tax, is included as a component of comprehensive income.

In accordance with Statement of Financial Accounting Standard No. 115,
"Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"),
we classify our investment in certain equity-based securities as available-for-sale, with unrealized gains and losses excluded from earnings and recorded as a component of comprehensive income or loss. This investment is classified in other assets on the Consolidated Balance Sheets. Declines in fair value below the amortized cost basis of this investment that are determined to be other than temporary are charged to earnings. There were no such other than temporary declines in the year ended December 31, 2005.

Stock options and grants. Statement of Financial Accounting Standard No. 123,
"Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standard Number 148, "Accounting for Stock-Based
Compensation - Transition and Disclosure," ("SFAS 148") establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by
Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB 25"). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. Restricted stock awards are generally recorded as compensation expense using fixed accounting over the vesting periods based on the market value on the date of grant except in situations where provisions of the agreements allow for acceleration of vesting upon a certain event. If the event occurs, this may result in an acceleration of vesting and recognition of associated expense.

If compensation cost for stock option grants had been determined based on the fair value on the grant dates for the years ended December 31, 2005, 2004 and
2003, consistent with the method prescribed by SFAS 123, our net earnings and earnings per share would have been adjusted to the pro-forma amounts indicated
below:

                                                    2005       2004      2003
                                                  --------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER
                                                           SHARE DATA)
Net income as reported                            $132,510   $80,539   $10,886
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards, net
   of related tax effects                          (37,305)   (6,717)   (4,157)
Add: Employee compensation expense for
   modification of stock option awards included
   in report net income, net of income taxes           118        57       506
                                                  --------   -------   -------
Pro-forma net income                              $ 95,323   $73,879   $ 7,235
                                                  ========   =======   =======
Earnings per share:
   Basic - as reported                            $   3.83   $  2.56   $  0.39
                                                  ========   =======   =======
   Basic - pro forma                              $   2.75   $  2.35   $  0.26
                                                  ========   =======   =======
   Diluted - as reported                          $   3.70   $  2.44   $  0.38
                                                  ========   =======   =======
   Diluted - pro forma                            $   2.66   $  2.24   $  0.25
                                                  ========   =======   =======

$15.3 million of the stock-based employee compensation expense determined under the fair vale method for fiscal 2005 is related to accelerated vesting of certain existing stock options and $22.0 million is related to certain stock options issued in fiscal 2005.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued
FASB Statement No. 123, "Share Based Payment (revised 2004)" ("FAS 123R"). FAS
123R revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising SFAS 123, FAS 123R supersedes APB 25, and amends FASB Statement No.
95, "Statement of Cash Flows" ("SFAS 95"). On April 14, 2005, the Securities and
Exchange Commission extended the compliance date of FAS 123R from the first interim to the first annual reporting period of a company's fiscal year beginning on or after June 15, 2005. We will be required to apply the expense recognition provisions of FAS 123R beginning in the first quarter of 2006. We expect to incur approximately $1.6 million of expense in the year ended December
31, 2006 as a result of the adoption of FAS 123R.

RESULTS OF OPERATIONS

Effective June 30, 2002, we decided to sell the ArmorGroup Services Division
(the sale was completed on November 26, 2003) through an organized and formal auction managed by outside advisors. In accordance with Statement of Financial
Accounting Standards No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets" ("SFAS 144"), the operating results of our Services Division have been reported as discontinued operations in the Consolidated Statements of
Operations for all periods prior to the sale of this division.

The following table sets forth selected Consolidated Statements of Operations data as a percentage of total revenues for the periods indicated:

                                                          FISCAL YEAR
                                                    ----------------------
                                                     2005     2004    2003
                                                    -----    -----   -----
Revenues:
   Aerospace & Defense                               72.6%    61.8%   25.1%
   Products                                          18.9%    25.5%   53.1%
   Mobile Security                                    8.5%    12.7%   21.8%
Total revenues                                      100.0%   100.0%  100.0%
Cost of revenues                                     76.3%    72.9%   69.4%
Cost of vest exchange program / warranty revision     1.2%     0.5%    0.0%
Selling, general and administrative expenses          8.5%    10.2%   17.2%
Amortization                                          0.5%     0.4%    0.1%
Integration                                           0.2%     0.3%    0.6%
Other charges                                         0.1%     0.8%    2.9%
Operating income                                     13.2%    14.9%    9.8%
Interest expense, net                                 0.4%     0.7%    1.1%
Other (income) expense, net                          (0.2)%    0.2%    0.1%
Income from continuing operations before
   provision for income taxes                        13.0%    14.0%    8.5%
Provision for income taxes                            4.9%     5.8%    3.9%
Income from continuing operations                     8.1%     8.2%    4.7%
Loss from discontinued operations, net of
   income tax benefit                                  --      0.0%   (1.7)%
Net income                                            8.1%     8.2%    3.0%

FISCAL 2005 AS COMPARED TO FISCAL 2004

Net income. Net income increased $52.0 million, or 65%, to $132.5 million for fiscal 2005, compared to $80.5 million for fiscal 2004.

CONTINUING OPERATIONS

Total revenues. Total revenues increased $657.2 million, or 67%, to $1,636.9 million in fiscal 2005, compared to $979.7 million in fiscal 2004. For fiscal
2005, total revenue increased $526.5 million, or 54%, internally, including year-over-year changes in acquired businesses, and $130.7 million, or 13%, due to acquisitions. Internal revenue growth represents year-over-year increases in revenue from businesses that were either owned or acquired by us during the periods presented. Our calculation of internal revenue growth takes into consideration pro-forma revenue for relevant periods of acquired entities in determining year-over-year revenue growth.

Aerospace & Defense Group revenues. Aerospace & Defense Group revenues increased
$583.2 million, or 96%, to $1,188.6 million in fiscal 2005, compared to $605.4 million in fiscal 2004. For fiscal 2005, Aerospace & Defense Group revenue increased $514.2 million, or 85%, internally, including year-over-year changes in acquired businesses and $69.0 million, or 11%, from the acquisition of
Specialty Defense in November 2004 and the OTV business of Second Chance acquired in July 2005. Our calculation of acquired growth is the amount of current year revenue equal to the prior year revenue before our acquisition of the acquired company. Internal growth was primarily due to the following factors:

     (1) We experienced strong demand for the Up-Armored High Mobility
     Multi-purpose Wheeled Vehicle (Up-Armored HMMWV, commonly known as the
     Humvee), including spare part revenues, as we shipped 6,684 M1114
     Up-Armored HMMWVs in fiscal 2005, compared to 3,945 in fiscal 2004, a 69%
     increase. There continues to be new orders under our current M1114
     Up-Armored HMMWV contract and additional orders for the next-generation versions known as the M1151 and M1152 Up-Armored HMMWVs. While backlog extends into 2006 for both the M1114 and M1151/52 Up-Armored HMMWV versions, we believe the U.S. Military's plans include procurement of a replacement military light transport vehicle with current status being in the early development stage. While the U.S. Military's current acquisition strategies plan for possible production of new light and medium support vehicles beginning as early as 2008, there is no assurance as to when a replacement for the HMMWV may be selected, and furthermore, it is reasonable to believe that the HMMWV will continue for some time to be one of the primary transport vehicles in the U.S. military. In the event the
     HMMWV is replaced, based on U.S. military procurement plans, it is anticipated that vehicle armoring for a replacement vehicle would be provided to the vehicle OEM for inclusion in the manufacturing process as components to be integrated with the vehicle while additional armor components would be provided for attachment to the vehicle at a later time when warranted by threat conditions. We anticipate that procurements for the potential HMMWV replacement models would be competitive and could be awarded to multiple armor suppliers based on full and open competition.
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

     See risk factor "A Replacement of the HMMWV in the U.S. Military May Affect
     Our Results of Operations" under Item 1 A in Part I of this Annual Report.

     (2) During fiscal 2005, revenue from add-on armor components for fielded vehicles including add-on armor kits for the light, medium and heavy truck fleet operating in Iraq increased 12%, compared to fiscal 2004. Although we may receive additional add-on armor kit business in the future, the majority of armoring of fielded trucks has been completed. We also believe that the U.S. Military's tactical wheeled vehicle procurement strategy includes replacement or additional production of current type medium or heavy trucks and these vehicles are also planned to receive armor subsystems in the future.

     (3) SAPI plate volume decreased by 25% in fiscal 2005, compared to fiscal
     2004. The reduction in volume was a result of a change in requirements by the U.S. military and the resultant need to modify product design and to make adjustments in the supply base. Production and deliveries slowed predominantly as a result of the inability of our industrial base to meet delivery requirements at the new enhanced specifications. We are expanding our current industrial base through the investment in production capacity and have qualified new sources of supply.

     Continued growth in the SAPI plate business is dependent upon the continued
     level of hostilities in Iraq and Afghanistan as well as the U.S.
     Government's requirements for improved technology and performance of the
     SAPI plate. Future revenues may be constrained by our ability to procure certain raw materials necessary for the manufacture of the SAPI plate. See the risk factor "There are Limited Sources for Some of Our Raw Materials,
     Which May Significantly Curtail our Manufacturing Operations" under Item 1
     A in Part I of this Annual Report.

     (4) OTV units increased by 65% in fiscal 2005, over fiscal 2004. We experienced 210% unit growth in helmets. Also, our MOLLE revenue increased
     19%.

Products Group revenues. Products Group revenues increased $59.1 million, or
24%, to $308.9 million in fiscal 2005, compared to $249.8 million in fiscal
2004. For fiscal 2005, Products Group revenue decreased $2.6 million, or 1%, internally including period-over-period changes in acquired businesses, and increased $61.7 million, or 25%, from the acquisitions of Bianchi International, which was completed during the fourth quarter 2004, Kleen Bore, Inc., which was completed during the third quarter of 2004, and the law enforcement business of
Second Chance, acquired in July 2005. Internal growth was negative due to the decline in sales of ballistic reinforced enclosures for the nuclear power industry, large one-time, non-recurring sales of ballistic plates in 2004, and a decline in our less lethal business attributable to non-recurring, large government orders. Excluding the acquisition of Second Chance, which was purchased out of bankruptcy and had experienced legal and financial troubles,
Products Group internal revenue growth was 2%. Also, the growth of body armor slowed domestically due to: (1) industry concerns regarding Zylon(R) and the
NIJ's decertification of all Zylon(R) containing body armor, and (2) the impact of shortages in the supply of ballistic material. We expect our American Body
Armor and Safariland body armor revenues to rebound from the recent Zylon(R)
decertification by the end of the second quarter of 2006. We expect to stabilize the Second Chance revenues and be in position for growth in fiscal year 2006.

Mobile Security revenues. Mobile Security Division revenues increased $14.9 million, or 12%, to $139.5 million in fiscal 2005, compared to $124.5 million in fiscal 2004, primarily due to the increasing threat of terrorism. Commercial vehicle shipments increased 17%, to 1,644 vehicles in fiscal 2005 compared to
1,402 vehicles in fiscal 2004. All of Mobile Security Division's revenue growth was internal.

Cost of revenues. Cost of revenues increased $534.4 million, or 75%, to $1,248.6 million for fiscal 2005, compared to $714.2 million for fiscal 2004. As a percentage of total revenues, cost of revenues increased to 76.3% of total revenues for fiscal 2005, from 72.9% for fiscal 2004.

Gross margins in the Aerospace & Defense Group were 20.9% for fiscal 2005, compared to 25.7% for fiscal 2004, primarily due to: (1) lower selling prices on
M1114 Up-Armored HMMWVs effective in mid-2004; (2) an increased mix of lower margin armor kits; and (3) a temporary decline in gross margins on SAPI plates due to incremental costs incurred in the design, manufacture and delivery of updated plates.

Gross margins in the Products Group were 35.2% for fiscal 2005, compared to
33.6% for fiscal 2004. The improvement in gross margins is primarily related to product mix, a shift in production to lower cost manufacturing facilities, and additional inventory provisions in 2004.

Gross margins in the Mobile Security Division were 22.7% in fiscal 2005, compared to 20.9% for fiscal 2004. The improvement is a result of an improved product mix and manufacturing efficiencies.

Cost of vest exchange program/warranty revision. As a result of our voluntary
Zylon(R) Vest Exchange Program relating to our Zylon(R)-vests, we recorded a pre-tax charge of $19.9 million in fiscal 2005. This charge includes estimated exchange program costs and inventory write-offs. Through December 31, 2005, we have incurred $2.5 million and have a remaining liability of $18.5 million, which includes $1.1 million remaining from the superseded 2004 warranty revision and product exchange program. This liability has been classified in accrued expenses and other current liabilities on the Consolidated Balance Sheet at
December 31, 2005. As a result of our fiscal 2004 warranty revision and product exchange program relating to our Zylon(R)-containing vests, we recorded a net pre-tax charge of $5.0 million, which includes all the legal costs associated with the class action lawsuits settled in 2004. The warranty revision and product exchange program has been superseded by the vest exchange program.

In April, 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging that ballistic-resistant soft body armor (vests) containing Zylon(R), manufactured and sold by American Body Armor(TM), Safariland(R) and PROTECH(R), failed to meet the warranties provided with the vests. On November 5, 2004, the
Jacksonville, Florida (Duval County) Circuit Court gave final approval to a settlement reached with the SSPBA which provided that (i) purchasers of certain
Zylon(R)-containing vest models could exchange their vests for other vests manufactured by the Company and, (ii) the Company would continue its internal used-vest testing program (VestCheck(TM)). The other class action suit, which was filed by NAPO, in Ft. Myers, Florida (Lee County), was voluntarily dismissed with prejudice on November 16, 2004.

On August 24, 2005, the United States Department of Justice, NIJ, released its
Third NIJ Report. The Third NIJ Report contained, among other items, information and testing data on Zylon(R) and Zylon(R)-containing vests, and substantially modified compliance standards for all ballistic-resistant vests with the implementation of the NIJ 2005 Interim Requirements for Ballistic-Resistant Body
Armor. As a result of the actions of the NIJ, the Company halted all sales or shipment of any Zylon(R)-containing vest models effective August 25, 2005, and immediately established a Supplemental Relief (renamed the ZVE) Program that provides either a cash or voucher option to those who purchased any
Zylon(R)-containing vests from us through August 29, 2005. The ZVE Program, with the consent of the SSPBA, was given final approval by the Jacksonville, Florida
Court on October 27, 2005.

We are also voluntarily cooperating with a request for documents and data received from the Department of Justice, which is reviewing the body armor industry's use of Zylon(R), and a subpoena served by the General Services
Administration for information relating to Zylon(R).

Selling, general and administrative expenses. Selling, general and administrative expenses increased $39.0 million, or 39%, to $139.3 million (8.5%
of total revenues) for fiscal 2005, compared to $100.3 million (10.2% of total revenues) for fiscal 2004. The decrease as a percentage of revenues was largely a function of our ability to achieve scale as revenues have increased, and the fourth quarter of 2004 acquisition of Specialty Defense, which operates with lower selling, general and administrative expenses as a percentage of revenues than the Products Group and the Mobile Security Division.

Aerospace & Defense Group selling, general and administrative expenses increased
$11.9 million, or 52%, to $35.0 million (2.9% of Aerospace & Defense Group revenues) for fiscal 2005, compared to $23.1 million (3.8% of Aerospace &
Defense Group revenues) for fiscal 2004. The increase in selling, general and administrative expenses is due primarily to additional expenses associated as a result of the acquisition of Specialty Defense in November 2004, increased research and development expense, and an increase in administrative expenses as a result of increased production of the M1114 Up-Armored HMMWV, M1151/52 kits and supplemental armor for other military vehicles. The decrease in selling, general and administrative expenses as a percentage of revenue was due to leveraging these expenses over a larger revenue base.

Products Group selling, general and administrative expenses increased $14.0 million, or 31%, to $58.9 million (19.1% of Products Group revenues) for fiscal
2005, compared to $44.9 million (18.0% of Products Group revenues) for fiscal
2004. The increase is primarily due to the impact of acquisitions, which amounted to $11.2 million of the increase, as well as increased marketing and advertising expenses, and management severance expenses.

Mobile Security Division selling, general and administrative expenses increased
$1.6 million, or 10%, to $16.4 million (11.7% of Mobile Security Division revenues) for fiscal 2005, compared to $14.8 million (11.9% of Mobile Security
Division revenues) for fiscal 2004. The increase in expense was primarily due to increased research and development costs, increased selling and marketing costs for the roll out of the CENTIGON(TM) brand name, and the negative impact of a weaker U.S. dollar when converting foreign based expenses to U.S. dollars. The increase in expenses as a percentage of revenues was due to the non-recurring nature of the roll-out costs of the CENTIGON(TM) brand name and the additional research and development costs.

Corporate general and administrative expenses increased $11.5 million, or 66%, to $29.0 million (1.8% of total revenues) for fiscal 2005, compared to $17.5 million (1.8% of total revenues) for fiscal 2004. This increase in administrative expenses is associated with the overall growth of the Company, including increased travel expenses, bonus expense, pension expense, accounting fees, legal fees, hiring costs and insurance expenses.

Amortization. Amortization expense increased $4.4 million, or 103%, to $8.6 million for fiscal 2005, compared to $4.3 million for fiscal 2004, primarily due to the amortization of certain intangible assets acquired as part of the acquisitions of Second Chance in July 2005, Bianchi in December 2004 and
Specialty Defense in November 2004.

Integration. Integration expense increased $1.1 million, or 43%, to $3.7 million for fiscal 2005, compared to $2.6 million for fiscal 2004. Integration expense in fiscal 2005 primarily included charges for the integration of Second Chance, which was acquired in July 2005, and Specialty Defense and Bianchi, which were acquired in the fourth quarter of 2004. Integration expense in fiscal 2004 primarily included charges for integration related to the acquisitions of Simula and Hatch Imports, which were acquired in the fourth quarter of 2003.

Other charges. Other charges for fiscal 2005 were $1.2 million. Other charges for fiscal 2004 were $7.7 million. Other charges in fiscal 2004 were charges for a non-cash charge of $6.3 million related to the acceleration of performance-based, long-term restricted stock awards granted to certain executives in 2002, and an impairment charge of $1.4 million to reduce the carrying value of the remaining portion of NTI to its estimated fair value.

Operating income. Operating income increased $69.9 million, or 48%, to $215.6 million for fiscal 2005, compared to $145.7 million in fiscal 2004, due to the factors discussed above.

Interest expense, net. Interest expense, net, decreased $495,000, or 7%, to $6.3 million for fiscal 2005, compared to $6.8 million for fiscal 2004. This decrease is primarily due to an increase in interest income generated from the increase in investment yield from higher interest rates and the increase in investment balances primarily resulting from our 2% Convertible Notes offering in the fourth quarter of 2004 and positive operating cash flow. This increase is partially offset by an increase in interest expense as a result of the issuance of the 2% Convertible Notes and the increase in the six-month LIBOR. On
September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate on the 8.25% Notes for a variable rate of six-month LIBOR (4.7% at December 31, 2005, and 2.8% at December 31,
2004), set in arrears, plus a spread of 2.735% to 2.75%.

Other (income) expense, net. Other income, net, which was $4.0 million for fiscal 2005, relates primarily to the expiration of our unexercised, 2.5 million previously announced sale of put option contracts on Company stock as well as an increase in the fair market value of 1 million new put option contracts on
Company stock we entered into, which expired unexercised in February 2006. Of the $5.9 million in other income related to the sale of put options on Company stock in fiscal 2005, $4.8 million related to the expiration of the 2.5 million unexercised put options. The other income is partially offset by a non-cash asset impairment, loss on disposal of fixed assets and losses related to foreign currency transactions. Other expense, net, of $1.9 million for fiscal 2004, relates primarily to a non-cash, asset impairment, loss on disposal of fixed assets and losses related to foreign currency fluctuations.

Income before provision for income taxes. Income before provision for income taxes increased $76.4 million, or 56%, to $213.4 million for fiscal 2005, compared to $137.0 million for fiscal 2004, due to the reasons discussed above.

Provision for income taxes. Provision for income taxes was $80.9 million for fiscal 2005, compared to $56.4 million for fiscal 2004. The effective tax rate was 37.9% for fiscal 2005, compared to 41.2% for fiscal 2004. The decreased tax rate relates primarily to the non-taxable, fair market gain on put options sold on Company stock in fiscal 2005, and the non-tax deductible charge due to the accelerated vesting of performance based, long-term restricted stock awards during fiscal 2004.

Net income. Net income increased $52.0 million, or 65%, to $132.5 million for fiscal 2005, compared to $80.5 million for fiscal 2004, due to the factors discussed above.

FISCAL 2004 AS COMPARED TO FISCAL 2003

Net income. Net income increased $69.6 million, or 640%, to net income of $80.5 million for fiscal 2004 compared to net income of $10.9 million for fiscal 2003.
Income from continuing operations and a loss from discontinued operations were
$80.6 million and ($38,000), respectively, for fiscal 2004, compared to income from continuing operations and a loss from discontinued operations of $17.0 million and $(6.1) million, respectively, for fiscal 2003.

CONTINUING OPERATIONS

Total revenues. Total revenues increased $614.5 million, or 168%, to $979.7 million in fiscal 2004, compared to $365.2 million in fiscal 2003. For fiscal
2004, total revenue increased $515.3 million, or 141%, internally, including year-over-year changes in acquired businesses, and $99.2 million, or 27%, due to acquisitions. Internal revenue growth represents year-over-year increases in revenue from businesses that were either owned or acquired by us during the periods presented. Our calculation of internal revenue growth takes into consideration pro-forma revenue for relevant periods of acquired entities in determining year-over-year revenue growth.

Aerospace & Defense Group revenues. Aerospace & Defense Group revenues increased
$513.7 million, or 560%, to $605.4 million in fiscal 2004 compared to $91.7 million in fiscal 2003. For fiscal 2004, Aerospace & Defense revenue increased
$429.2 million, or 468% internally, including year-over-year changes in acquired businesses and $84.6 million, or 92%, from the acquisition of Specialty Defense in November 2004 and the OTV business of Second Chance, acquired in July 2005.
Our calculation of acquired growth is the amount of current year revenue equal to the prior year revenue before our acquisition of the acquired company.
Internal growth was primarily due to the following factors:

     (1)  We experienced strong demand for the Up-Armored HMMWV, including spare part revenues, as we shipped 3,945 Up-Armored M1114 HMMWVs in fiscal year 2004 compared to 873 in fiscal year 2003, a 352% increase. There continues to be new orders under our current M1114 Up-Armored HMMWV contract and additional orders for the next-generation versions known as the M1151 and M1152 Up-Armored HMMWVs. While backlog extends into
          2006 for both the M1114 and M1151/52 Up-Armored HMMWV versions, we believe the U.S. Military's plans include procurement of a replacement military light transport vehicle with current status being in the early development stage. While current acquisition strategies plan for possible production of new light and medium support vehicles beginning as early as 2008, there is no assurance as to when a replacement for the HMMWV may be selected, and furthermore, it is reasonable to believe that the HMMWV will continue for some time to be one of the primary transport vehicles in the U.S. military. In the event the
          HMMWV is replaced, based on U.S. military procurement plans, it is anticipated that vehicle armoring for a replacement vehicle would be provided to the vehicle OEM for inclusion in the manufacturing process as components to be integrated with the vehicle while additional armor components would be provided for attachment to the vehicle at a later time when warranted by threat conditions. We anticipate that procurements for the potential HMMWV replacement models would be competitive and could be awarded to multiple armor suppliers based on full and open competition. Although we anticipate continuation of developmental efforts and enhancement of manufacturing capabilities, at this time, there is no certainty of obtaining armoring contracts for any HMMWV replacement vehicles selected by the U.S. military, and if successful in competitive programs, we cannot determine the specific levels of effort likely under such military contracts.

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

          See risk factor "A Replacement of the HMMWV in the U.S. Military May
          Affect Our Results of Operations" under Item 1 A in Part I of this
          Annual Report.

     (2)  During 2004 add-on armor components for fielded vehicles increased significantly, including 3,000 add-on-armor kits for the medium and heavy truck fleet operating in Iraq and 10,000 sets of ballistic glass for the Army Depot HMMWV kits. We believe that vehicle armoring will likely play a significant role in 2006 and beyond.

     (3)  Adjusting for Simula, acquired on December 9, 2003, SAPI plate volume increased 181% in fiscal year 2004 over pro forma SAPI volume in fiscal year 2003. On an actual basis, we increased SAPI plate volume by 1,924% in fiscal year 2004 over fiscal year 2003. Continued growth in the SAPI plate business is dependent upon the continued level of hostilities in Iraq and Afghanistan as well as the U.S. Government's requirements for improved technology and performance of the SAPI plate. Future revenues may be constrained by our ability to procure certain raw materials necessary for the manufacture of the SAPI plate.
          See risk factor "There are Limited Sources for Some of Our Raw
          Materials, Which May Significantly Curtail our Manufacturing
          Operations" under Item 1 A in Part I of our 10-K.

Products Group revenues. Our Products Group revenues increased $55.8 million, or
29%, to $249.8 million in fiscal 2004, compared to $194.0 million in fiscal
2003. For fiscal 2004, Products Group revenue increased $41.2 million, or 21%, internally, including year-over-year changes in acquired businesses, and $14.6 million, or 8%, from the acquisitions of Hatch Imports, Inc., which was completed in the fourth quarter of 2003, and Vector Associates, Inc. (dba ODV,
Inc.) and Kleen-Bore, Inc., both of which were completed subsequent to 2003. The acquisition of Bianchi on December 30, 2004, had no effect on the fiscal 2004 revenues of the Products Group. Internal growth was due to strong sales of international body armor, and other soft armor and hard armor sectors, providing protection to troops and private sector employees within Iraq, strong military and international sales within duty gear and the sales of ballistic reinforced enclosures within the energy sector.

Mobile Security Division revenues. Our Mobile Security Division revenues increased $45.0 million, or 57%, to $124.5 million in fiscal 2004, compared to
$79.5 million in fiscal 2003. All of the revenue growth for the Mobile Security
Division was generated internally, primarily as a result of the increasing threat of terrorism, and, to a less extent, the impact of a weakened U.S. dollar versus the euro. The threat of terrorism was the cause of our European revenue growth. Commercial vehicle shipments increased 25%, to 1,402 vehicles in fiscal
2004 compared to 1,125 vehicles in fiscal 2003.

Cost of revenues. Cost of revenues increased $460.6 million, or 182%, to $714.2 million for fiscal 2004 compared to $253.6 million for fiscal 2003. As a percentage of total revenues, cost of revenues increased to 72.9% of total revenues for fiscal 2004 from 69.4% for fiscal 2003.

Gross margin in the Aerospace & Defense Group is 25.7% for fiscal 2004 compared to 31.3% for fiscal 2003. The decrease in the Aerospace & Defense Group gross margins was primarily due to reduced selling prices for the Up-Armored HMMWV and significant changes in our product mix as we have diversified beyond the
Up-Armored HMMWV.

Gross margin in the Products Group is 33.6% for fiscal 2004 compared to 34.8%
for fiscal 2003. The decline in Product Division's gross margins resulted primarily from product mix, certain large lower margin international and governmental orders and additional inventory provisions. Excluding our Products training division subsidiary, the Products Group gross margins was 35.2%, compared to 37.1% in 2003.

Gross margin in the Mobile Security Division is 20.9% in fiscal 2004, compared to 19.4% for fiscal 2003. The increase in the Mobile Security Divisions gross margins resulted primarily from improved fixed-cost absorption benefits associated with increased manufacturing volumes, and a richer sales mix of high-end, higher margin vehicles.

Cost of vest exchange program/warranty revision. In April 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging that ballistic-resistant soft body armor (vests) containing Zylon(R), manufactured and sold by American Body
Armor(TM), Safariland(R) and PROTECH(R), failed to meet the warranties provided with the vests. On November 5, 2004, the Jacksonville, Florida (Duval County)
Circuit Court gave final approval to a settlement reached with the SSPBA which provided that (i) purchasers of certain Zylon(R)-containing vest models could exchange their vests for other vests manufactured by the Company and, (ii) the
Company would continue its internal used-vest testing program (VestCheck(TM)).
The other class action suit, which was filed by NAPO, in Ft. Myers, Florida (Lee
County), was voluntarily dismissed with prejudice on November 16, 2004.

As a result of our warranty revision and product exchange program relating to our Zylon(R)-containing vests announced August 12, 2004, we have recorded a pre-tax charge of $5.0 million in fiscal 2004, which is net of $4.0 million of cost reimbursements from our suppliers and includes all the legal costs associated with the class action lawsuits. This liability has been classified in accrued expenses and other current liabilities on the Consolidated

Balance Sheet and will be funded through cash provided by operating activities.
See Fiscal 2005 As Compared To Fiscal 2004 in Item 7 of this Annual Report for an update regarding the Zylon(R) related matters.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $37.5 million, or 60%, to $100.3 million
(10.2% of total revenues) for fiscal 2004 compared to $62.8 million (17.2% of total revenues) for fiscal 2003.

Aerospace & Defense Group selling, general and administrative expenses increased
$17.5 million, or 309%, to $23.1 million (3.8% of Aerospace & Defense Group revenues) for fiscal 2004 compared to $5.6 million (6.2% of Aerospace & Defense revenues) for fiscal 2003 primarily due to the acquisition of Simula on December
9, 2003, and Specialty Defense on November 18, 2004, as well as additional selling, general and administrative expenses associated with increased production of the Up-Armored HMMWV and supplemental armor for other military vehicles. The decrease in selling, general and administrative expense as a percentage of revenue was due to leveraging of the selling, general and administrative expenses over a much larger revenue base.

Products Group selling, general and administrative expenses increased $11.8 million, or 35%, to $44.9 million (18.0% of Products Group revenues) for fiscal
2004 compared to $33.1 million (17.1% of Products Group revenues) for fiscal
2003. This increase is due primarily to acquisitions, a one time settlement charge related to the early cancellation of an exclusive distribution agreement, increased research and development spending, higher sales expenses as related to increased sales volumes, higher insurance costs, increased bad debt provisions, and bonus expenses that in the prior year were allocated to corporate selling, general and administrative expenses.

Mobile Security Division selling, general and administrative expenses increased
$2.5 million, or 21%, to $14.8 million (11.9% of Mobile Security Division revenues) for fiscal 2004 compared to $12.3 million (15.4% of Mobile Security
Division revenues) for fiscal 2003. The increase in selling, general and administrative expense was primarily due to the large increase in production and revenues, and, to a lesser extent, the impact of a weaker U.S. dollar versus the euro. The decrease in selling, general and administrative expense as a percentage of revenue was due to leveraging of the selling, general and administrative expenses over a much larger revenue base.

Corporate general and administrative expenses increased $5.7 million, or 49%, to
$17.5 million (1.8% of total revenues) in fiscal 2004 compared to $11.8 million in fiscal 2003 (3.2% of total revenues). This increase in administrative expenses is associated with the overall growth of the Company, increased travel expenses, bonus provision, and Sarbanes-Oxley requirements. The decrease in general and administrative expense as a percentage of revenue was due to leveraging of the general and administrative expenses over a much larger revenue base.

Amortization. Amortization expense increased $3.8 million, or 770%, to $4.3 million for fiscal 2004 compared to $489,000 for fiscal 2003 primarily due the amortization of certain intangible assets acquired as part of the acquisitions of Simula and Hatch Imports in December 2003 and ODV, Kleen-bore, and Specialty
Defense in fiscal 2004. SFAS 142, which we adopted on January 1, 2002, eliminated amortization of intangible assets with indefinite lives and goodwill for all acquisitions completed after July 1, 2001, as well as for all fiscal years ending after January 1, 2002. Remaining amortization expense is related to patents and trademarks with finite lives, and acquired identifiable intangible amortizable assets that meet the criteria for recognition as an asset apart from goodwill under Statement of Financial Accounting Standard No. 141, "Business
Combinations" ("SFAS 141").

Integration. Integration increased $0.5 million, or 25%, to $2.6 million for fiscal 2004 compared to $2.1 million in fiscal 2003. Included in integration in fiscal 2004 are primarily charges for the integration of Simula and Hatch
Imports, which were acquired in December 2003 and the integration of ODV, Kleen
Bore, and Specialty Defense, which were acquired subsequent to fiscal 2003.
Included in integration in fiscal 2003 are primarily charges for the integration of entities acquired during fiscal 2003.

Other charges. Other charges decreased $2.8 million, or 37%, to $7.7 million for fiscal 2004 compared to $10.5 million in fiscal 2003. Included other charges in fiscal 2004 were charges for a non-cash charge of $6.3 million related to the acceleration of performance-based, long-term restricted stock awards granted to certain executives in 2002, and an impairment charge of $1.4 million to reduce the carrying value of the remaining portion of NTI to its estimated fair value.
Included in other charges in fiscal 2003 is a non-cash charge of $7.3 million for stock-based compensation for a performance plan for certain key executives and a $3.2 million severance charge (including a $2.1 million non-cash charge)
related to the 2003 departure of our former Chief Executive Officer.

Operating income. Operating income from continuing operations increased $110.0 million, or 309%, to $145.7 million in fiscal 2004 compared to $35.7 million in fiscal 2003 due to the factors discussed above.

Interest expense, net. Interest expense, net increased $2.8 million, or 69% to
$6.8 million for fiscal 2004 compared to $4.0 million for fiscal 2003. This increase was due primarily to interest expense associated with the $300 million aggregate principal amount of 2% Convertible Notes, which were issued on October
29, 2004, and $150 million aggregate principal amount of 8.25% Notes, which were issued on August 12, 2003. On November 5, 2004, Goldman, Sachs & Co. exercised its option to purchase an additional $45 million principal amount of the 2%
Convertible Notes also contributing to the increase in interest expense. On
September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate on the 8.25% Notes for a variable rate of six month LIBOR, set in arrears, plus a spread of 2.735% to 2.75%. At
December 31, 2004, the six month LIBOR rate was 2.78%.

Other expense, net. Other expense, net, increased $1.4 million, or 283% to $1.9 million for fiscal 2004, compared to $508,000 for fiscal 2003. The increase related primarily to a non-cash asset impairment, foreign exchange currency losses and a loss on disposal of certain fixed assets partially offset by the realization of a gain on the sale of certain equity investments in fiscal 2004.
In fiscal 2003, other expense net related primarily to foreign exchange currency losses.

Income from continuing operations before provision for income taxes. Income from continuing operations before provision for income taxes increased $105.8 million, or 339%, to $137.0 million for fiscal 2004 compared to $31.2 million for fiscal 2003 due to the reasons discussed above.

Provision for income taxes. Provision for income taxes on continuing operations was $56.4 million for fiscal 2004 compared to $14.2 million for fiscal 2003. The effective income tax rate was 41.2% for fiscal 2004 compared to 45.5% for fiscal
2003 based on our annual income amounts and jurisdictions in which such amounts were taxable. The decreased tax rate relates primarily to the prior year income tax charges associated with, among other things, (1) the non-tax deductible nature of the non-cash, non-recurring stock based compensation that was provided to certain key executives that had less of an impact on our effective tax rate in 2004 as compared to 2003, and (2) a taxable gain that was realized in the second half of 2003 when certain intellectual property utilized in our discontinued operations was revalued to comply with U.S. Internal Revenue Code provisions that did not occur in 2004. The impact of the incremental income tax associated with the revalued intellectual property in 2003 was recorded in continuing operations as required by U.S. GAAP, and resulted in incremental non-cash income tax expense, for which foreign tax credits were available to offset the income tax otherwise payable.

Income from continuing operations. Income from continuing operations increased
$63.6 million, or 374%, to $80.6 million for fiscal 2004 compared to $17.0 million for fiscal 2003 due to the factors discussed above.

DISCONTINUED OPERATIONS

As previously discussed in Management's Discussion and Analysis of Financial
Condition and Results of Operations, we had no discontinued operations at
December 31, 2004. Note 2 of the consolidated financial statements contain comparative information for our discontinued operations.

Services revenues. Services Division revenue decreased $93.4 million to $1.7 million for fiscal 2004, compared to $95.1 million for fiscal 2003. Exclusive of
ArmorGroup Integrated Systems, which we sold on April 17, 2003, and ArmorGroup, which we sold on November 26, 2003, revenue decreased $1.1 million, or 38%, to
$1.7 million for fiscal 2004 compared to $2.8 million for fiscal 2003 primarily due to the sale of the security consulting business of NTI on July 2, 2004.

Cost of revenues. Cost of revenues decreased $66.1 million to $697,000 for fiscal 2004, compared to $66.8 million for fiscal 2003. Exclusive of ArmorGroup
Integrated Systems and ArmorGroup, cost of revenues decreased $356,000, or 34%, to $697,000 for fiscal 2004, compared to $1.1 million for fiscal 2003. This decrease was primarily due to the sale of the security consulting business of
NTI on July 2, 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $19.1 million to $821,000 (47.4% of Services revenues) for fiscal 2004, compared to $19.9 million (20.9% of Services revenues) for fiscal 2003. Exclusive of ArmorGroup Integrated Systems and
ArmorGroup, selling, general and administrative expenses decreased $4.1 million, or 83.1%, to $821,000 for fiscal 2004, compared to $4.9 million for fiscal 2003.
This decrease was primarily due to the sale of the security consulting business of NTI on July 2, 2004. In accordance with U.S. GAAP, we did not record depreciation or amortization of long-lived assets that were held-for-sale in discontinued operations.

Charge for impairment of long-lived assets. Charge for impairment of long-lived assets was zero for fiscal 2004, compared to $21.5 million for fiscal 2003. The charge in the prior year related to reduction in the carrying value of the
Services division to its estimate realizable value.

Integration. Integration decreased to zero for fiscal 2004, compared to $776,000 for fiscal 2003. Excluding ArmorGroup Integrated Systems and ArmorGroup, there were no integration and other charges for fiscal 2003.

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

QUARTERLY RESULTS

Set forth below are certain unaudited quarterly financial data for each of our last eight quarters and certain such data expressed as a percentage of our revenue for the respective quarters. The information has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present such quarterly information in accordance with U.S. GAAP. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

QUARTER ENDED

                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        -------------------------------------------------------------------------------------
                                         Dec 31,   Sept 30,    Jun 30,    Mar 31,    Dec 31,   Sept 30,    Jun 30,   Mar 31,
                                          2005        2005      2005       2005       2004       2004       2004       2004
                                        --------   --------   --------   --------   --------   --------   --------   --------

Revenues:
   Aerospace & Defense                  $332,327   $339,113   $256,688   $260,470   $234,379   $160,238   $129,773   $ 81,008
   Products                               87,604     75,911     76,805     68,558     65,523     64,659     65,743     53,840
   Mobile Security                        32,728     32,640     38,149     35,937     37,646     31,906     28,188     26,780
                                        --------   --------   --------   --------   --------   --------   --------   --------
Total revenue                            452,659    447,664    371,642    364,965    337,548    256,803    223,704    161,628
Operating income                          61,093     42,489     57,396     54,656     47,356     41,735     33,976     22,648
Interest expense, net                      1,143      1,379      1,514      2,245      1,591      1,400      2,057      1,728
Other (income) expense, net                 (685)    (1,370)    (3,093)     1,123      2,066        154       (390)       115
                                        --------   --------   --------   --------   --------   --------   --------   --------
Income from continuing operations
   before taxes                           60,635     42,480     58,975     51,288     43,699     40,181     32,309     20,805
Provision for income taxes                23,052     15,997     21,560     20,259     17,345     16,307     14,588      8,177
                                        --------   --------   --------   --------   --------   --------   --------   --------
Income from continuing operations       $ 37,583   $ 26,483   $ 37,415   $ 31,029   $ 26,354   $ 23,874   $ 17,721   $ 12,628
                                        --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) from discontinued
   operations, net of provision
   (benefit) for income taxes                 --         --         --         --         --         --        100       (138)
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net income                              $ 37,583   $ 26,483   $ 37,415   $ 31,029   $ 26,354   $ 23,874   $ 17,821   $ 12,490
                                        ========   ========   ========   ========   ========   ========   ========   ========
Net income per common share -- Basic
Income from continuing operations       $   1.07   $   0.76   $   1.09   $   0.90   $   0.78   $   0.73   $   0.60   $   0.44
Income (loss) from discontinued
   operations                               0.00       0.00       0.00       0.00       0.00       0.00       0.00       0.00
                                        --------   --------   --------   --------   --------   --------   --------   --------
Basic earnings per share                $   1.07   $   0.76   $   1.09   $   0.90   $   0.78   $   0.73   $   0.60   $   0.44
                                        ========   ========   ========   ========   ========   ========   ========   ========
Net income per common share -- Diluted
Income from continuing operations       $   1.04   $   0.74   $   1.05   $   0.87   $   0.74   $   0.70   $   0.57   $   0.42
Income (loss) gain from discontinued
   operations                               0.00       0.00       0.00       0.00       0.00       0.00       0.00       0.00
                                        --------   --------   --------   --------   --------   --------   --------   --------
Diluted earnings per share              $   1.04   $   0.74   $   1.05     $ 0.87   $   0.74   $   0.70   $   0.57   $   0.42
                                        ========   ========   ========   ========   ========   ========   ========   ========
Weighted average common shares
   outstanding
Basic                                     35,045     34,714     34,480     34,509     33,946     32,861     29,670     28,472
Diluted                                   36,243     35,959     35,562     35,832     35,555     34,198     31,008     29,934

Revenues:
   Aerospace & Defense                      73.4%      75.7%      69.1%      71.4%      69.4%      62.4%      58.0%      50.1%
   Products                                 19.4%      17.0%      20.7%      18.8%      19.4%      25.2%      29.4%      33.3%
   Mobile Security                           7.2%       7.3%      10.2%       9.8%      11.2%      12.4%      12.6%      16.6%
                                        --------   --------   --------   --------   --------   --------   --------   --------
Total revenue                              100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
Operating income                            13.5%       9.5%      15.4%      15.0%      14.0%      16.3%      15.2%      14.0%
Interest expense, net                        0.3%       0.3%       0.4%       0.6%       0.5%       0.5%       0.9%       1.1%
Other (income) expense, net                 (0.2%)     (0.3%)     (0.8%)      0.3%       0.6%       0.1%      (0.2)%      0.1%
                                        --------   --------   --------   --------   --------   --------   --------   --------
Income from continuing operations
   before taxes                             13.4%       9.5%      15.9%      14.1%      12.9%      15.6%      14.4%      12.9%
Provision for income taxes                   5.1%       3.6%       5.8%       5.6%       5.1%       6.4%       6.5%       5.1%
                                        --------   --------   --------   --------   --------   --------   --------   --------
Income from continuing operations            8.3%       5.9%      10.1%       8.5%       7.8%       9.3%       7.9%       7.8%
Income (loss) from discontinued
   operations, net of provision
   (benefit) for income taxes                0.0%       0.0%       0.0%       0.0%       0.0%       0.0%       0.1%      (0.1)%
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net income                                   8.3%       5.9%      10.1%       8.5%       7.8%       9.3%       8.0%       7.7%
                                        ========   ========   ========   ========   ========   ========   ========   ========

LIQUIDITY AND CAPITAL RESOURCES

In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time depending upon market conditions and other factors, of up to an additional 4.4 million shares. On
March 25, 2005, our Board of Directors increased our existing stock repurchase program to enable us to repurchase, from time to time depending upon market conditions and other factors, up to an additional 3.5 million shares of its outstanding common stock. Through February 24, 2006, we repurchased 3.8 million shares of our common stock under the stock repurchase program at an average price of $12.49 per share, leaving us with the ability to repurchase up to an additional 7.3 million shares of our common stock. We did not repurchase any shares in fiscal 2005 or fiscal 2004. Repurchases may be made in the open market, in privately negotiated transactions utilizing various hedging mechanisms including, among others, the sale to third parties of put options on our common stock, or otherwise. At December 31, 2005, we had 35.3 million shares of common stock outstanding.

During fiscal 2005, we sold put options in various private transactions covering
3.5 million shares of Company stock for $6.6 million in premiums. During fiscal
2005, put options covering 2.5 million shares of Company stock expired unexercised leaving outstanding put options covering 1 million shares outstanding (2.8% of outstanding shares at December 31, 2005) at a weighted average strike price of $40.00 per share. In February 2006, the outstanding put options covering 1 million shares expired unexercised. Accordingly, we recorded an additional $0.7 million in other income in the first quarter of fiscal 2006.
The fair values of the put options of Company stock are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the put options, taking into account the consideration we received for the sale of the put options. In fiscal 2005, we recognized fair value gains of
$5.9 million recorded in other income, net, of which $4.8 million was recognized on the 2.5 million previously expired and unexercised put options.

We expect to continue our policy of repurchasing our common stock from time to time, subject to the restrictions contained in our secured revolving credit facility (the "Credit Facility") with Bank of America, N.A., Wachovia Bank, N.A.
and a syndicate of other financial institutions arranged by Bank of America
Securities, LLC; the indenture governing the 8 1/4% Senior Subordinated Notes due 2013 (the "8.25% Notes") and the indenture governing the 2.00% Senior
Subordinated Convertible Notes due November 1, 2024 (the "2% Convertible
Notes"). Our Credit Facility permits us to repurchase shares of our common stock with no limitation if our ratio of Consolidated Senior Indebtedness to
Consolidated earnings before interest, taxes, depreciation and amortization
("EBITDA") (as such terms are defined in the Credit Facility) for any rolling twelve-month period is less than 1.00 to 1. When such ratio is greater than 1.00 to 1, our Credit Facility limits our ability to repurchase shares at $15.0 million. This basket resets to $0 each time the ratio is less than 1.00 to 1. As of December 31, 2005, such ratio was 0.04 to 1. Our indentures governing the
8.25% Notes and the 2% Convertible Notes also permit us to repurchase shares of our common stock, subject to certain limitations, as long as we satisfy the conditions to such repurchase contained therein.

On June 22, 2005, we implemented the 2005 Stock Incentive Plan. The 2005 Stock
Incentive Plan authorizes the issuance of up to 2,500,000 shares of our common stock. Any shares of our common stock granted as restricted stock, performance stock or other stock-based awards will be counted against the shares authorized as one and eight-tenths (1.8) shares for every one share issued in connection with such award. The 2005 Stock Incentive Plan authorizes the granting of stock options, restricted stock, performance awards and other stock-based awards to employees, officers, directors and consultants, independent contractors and advisors of the Company and its subsidiaries. In accordance with the 2005 Stock
Incentive Plan, our pre-existing stock incentive plans are frozen. Accordingly, we are no longer authorized to grant awards under such pre-existing plans.

On June 22, 2004, our stockholders approved an amendment to our Certificate of
Incorporation, as amended, that increased the number of shares of our authorized capital stock to 80,000,000, of which 75,000,000 shares are designated as common stock and 5,000,000 shares are designated as preferred stock.

On June 15, 2004, we sold 4,000,000 primary shares of common stock at a price of
$37.50 per share, raising $142.5 million of net proceeds after deducting the underwriter discounts and commissions. In addition, our Board of Directors granted the underwriters a 30-day option to purchase up to 600,000 shares. The
30-day option expired unexercised on July 15, 2004. We used the net proceeds from the offering to primarily fund the acquisitions of Specialty Defense and
Bianchi International in the fourth quarter of 2004.

On October 29, 2004, we completed the placement of the 2% Convertible Notes. On
November 5, 2004, Goldman, Sachs & Co. exercised its option to purchase an additional $45 million principal amount of the 2% Convertible Notes. The 2%
Convertible Notes provide the holders with a seven year put option and are guaranteed by most of our domestic subsidiaries on a senior subordinated basis.
The 2% Convertible Notes were initially rated B1/B+ by Moody's Investors'
Service and Standard & Poor's Rating Services, respectively. The 2% Convertible
Notes will bear interest at a rate of 2.00% per year, payable on November 1 and
May 1 of each year beginning on May 1, 2005, and ending on November 1, 2011. The
2% Convertible Notes will be subject to accretion of the principal amount beginning on November 1, 2011, at a rate that provides holders with an aggregate annual yield to maturity of 2.00%, as defined in the agreement. The 2%
Convertible Notes will bear contingent interest during any six-month period beginning November 1, 2011, of 15 basis points paid in cash if the average trading price of the notes is above certain levels. The 2% Convertible Notes will be convertible, at the bond holder's option at any time, initially at a conversion rate of 18.5151 shares of our common stock per $1,000 principal amount of notes, which is the equivalent conversion price of approximately
$54.01 per share, subject to adjustment. Upon conversion, we will satisfy our conversion obligation with respect to the accreted principal amount of the notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock. The conversion rate will be subject to adjustment, without duplication, upon the occurrence of any of the following events: (1) stock dividends in common stock, (2) issuance of rights and warrants, (3) stock splits and combinations, (4) distribution of indebtedness, securities or assets, (5)
cash distributions, (6) tender or exchange offers, and (7) repurchases of common stock. In accordance with U.S. GAAP, the 2% Convertible Notes are classified as short term debt as they can be converted at any time prior to maturity. We used a portion of the proceeds of the offering to fund the acquisition of Second
Chance in July 2005, and for general corporate and working capital purposes, including the funding of capital expenditures. Funds that are not immediately used are invested in money market funds and other investment grade securities until needed.

On August 12, 2003, we completed a private placement of $150 million aggregate principal amount of the 8.25% Notes. The 8.25% Notes are guaranteed by most of our domestic subsidiaries on a senior subordinated basis. The 8.25% Notes were sold to qualified institutional investors in reliance on Rule 144A of the
Securities Act of 1933, as amended, and to non-U.S. persons in reliance on
Regulation S under the Securities Act of 1933, as amended. In 2004, after the completion of the private placement of the 8.25% Notes, we conducted an exchange offer pursuant to which holders of the privately placed 8.25% Notes exchanged such notes for 8.25% Notes registered under the Securities Act of 1933, as amended. The 8.25% Notes were initially rated B1/B+ by Moody's Investors'
Service and Standard & Poor's Rating Services, respectively. We used a portion of the funds to repay debt, acquire Simula, Inc., Hatch Imports, Inc., ODV,
Inc., and Kleen-Bore, Inc., and we used the remaining proceeds of the offering to fund acquisitions and for general corporate and working capital purposes, including the funding of capital expenditures. On March 29, 2004, we completed a registered exchange offer for the 8.25% Notes and exchanged the 8.25% Notes for new 8.25% Notes that were registered under the Securities Act of 1933, as amended.

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
In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, interest rate swaps included in other assets on the Consolidated Balance Sheet decreased by $4.6 million from
December 31, 2004, which reflected a decrease in the fair value of the interest rate swap agreements to $1.4 million. The corresponding decrease in the hedge liability was recorded in long-term debt. The agreements are deemed to be a perfectly effective fair value hedge, and, therefore, qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

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
On January 9, 2004, we amended our Credit Facility to broaden our ability to make additional open-market purchases of publicly-traded securities subject to certain limitations. On March 29, 2004, we amended our Credit Facility to allow us to pay dividends subject to certain limitations. On October 19, 2004, we amended our Credit Facility to allow us to subtract cash equivalents from total indebtedness in calculation of our compliance covenants. On April 14, 2005, we amended our credit agreement to amend the definition of cash equivalents to include auction rate securities held by our existing bank group. On July 26,
2005, we amended the Credit Facility to allow for advances, loans, extensions of credit to or any other investments in key suppliers of the Company in an aggregate amount not to exceed $15 million at any time outstanding for the purpose of facilitating the sale and purchase of goods and services to the
Company. In addition, the amendment allows for leases or other dispositions of assets of not more than 10% of the consolidated EBITDA, as defined in the Credit
Facility. At December 31, 2005, we had $53.0 million in availability under our
Credit Facility, excluding $7.0 million in outstanding letters of credit.

As of December 31, 2005, we believe we were in material compliance with all of our negative and affirmative covenants contained in the Credit Facility and the indentures governing the 8.25% Notes and the 2% Convertible Notes.

Working capital was $387.2 million and $289.6 million as of December 31, 2005, and December 31, 2004, respectively. The increase in working capital is largely a function of increases in cash and cash equivalents of $50.6 million, accounts receivable of $35.3 million and inventory of $31.1 million partially offset by the increase in accounts payable of $21.4 million primarily to support the growth in demand for our force protection related products from the U.S.
Department of Defense.

Net cash provided by operating activities was $134.9 million for fiscal 2005, compared to $16.9 million for fiscal 2004. Net cash provided by operating activities improved due to increased net income for fiscal 2005, and was negatively impacted due to increases in working capital in both periods. Net cash used in investing activities was $101.9 million for fiscal 2005, compared to $175.6 million for fiscal 2004. The decrease was primarily due to the purchase of Second Chance in 2005 compared to the purchases of Specialty Defense and Bianchi among others in 2004, partially offset by the purchase of equity-based securities in fiscal 2005. Net cash provided by financing activities was $19.3 million for fiscal 2005, compared to $466.1 million for fiscal 2004. The decrease in fiscal 2005 is primarily due to net cash provided by financing activities in fiscal 2004 including the issuance of the 2%
Convertible Bonds and the sale of 4,000,000 shares of Company stock. We have revised our 2004 and 2003 Consolidated Statements of Cash Flow to separately disclose the operating, investing and financing portions of cash flows attributable to our discontinued operations. We had previously reported these amounts on a combined basis.

Our fiscal 2005 capital expenditures were $15.6 million. Such expenditures included additional manufacturing and office space, manufacturing machinery and equipment, leasehold improvements, information technology and communications infrastructure equipment. Our fiscal 2006 capital expenditures are expected to be approximately $30.0 million to $34.0 million.

On February 27, 2006, we announced that we signed a definitive agreement to acquire all of the outstanding stock of Stewart & Stevenson Services, Inc.
("SVC"), a leading manufacturer of military tactical wheeled vehicles including the FMTV, the U.S. Army's primary transport platform, for $35 per share in a cash merger transaction. The total value of the transaction is expected to be approximately $755 million after deducting SVC's net cash balance which was $312 million as of January 31, 2006. The transaction is subject to SVC shareholder approval, the expiration or termination of the Hart-Scott-Rodino waiting period and other customary conditions. The transaction is expected to close mid-2006.
We expect to finance the transaction through available cash and with proceeds from new senior credit facilities.

On February 28, 2006, Standard & Poor's Ratings Services affirmed its B+ rating on our senior subordinated debt. Also on February 28, 2006, Moody's Investors
Service announced that it will review our debt ratings for a possible downgrade on its B1 rating of our senior subordinated debt in the wake of our announcement that we have signed a definitive agreement to acquire all of the outstanding stock of SVC.

We anticipate that the cash on hand, cash generated from operations, and available borrowings under the Credit Facility will enable us to meet liquidity, working capital and capital expenditure requirements during the next 12 months.
We may, however, require additional financing to pursue our strategy of growth through acquisitions, including new senior credit facilities associated with our pending acquisition of Stewart & Stevenson Services, Inc., and we are
continuously exploring alternatives. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

RECENTLY ISSUED ACCOUNTING STANDARDS

On December 16, 2004, the FASB issued FAS 123R. FAS 123R revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising SFAS 123, FAS 123R supersedes APB 25, and amends SFAS 95. On April 14, 2005, the Securities and
Exchange Commission extended the compliance date of FAS 123R from the first interim to the first annual reporting period of a company's fiscal year beginning on or after June 15, 2005. We will be required to apply the expense recognition provisions of FAS 123R beginning in the first quarter of 2006. We expect to incur approximately $1.6 million of expense in the year ended December
31, 2006, as a result of the adoption of FAS 123R.

In November 2004, the FASB issued Statement of Financial Accounting Standard No.
151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151").
SFAS 151 amends the guidance in Accounting Research Bulleting No. 43, Chapter 4,
"Inventory Pricing", to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) are to be recognized as current-period charges. SFAS 151 is effective for fiscal years beginning after
June 15, 2005. SFAS 151 is not expected to have a material impact on our
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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations as of December 31,
2005:

CONTRACTUAL OBLIGATIONS

                                                          PAYMENT DUE BY PERIOD
                                                          ---------------------
                                                             (IN THOUSANDS)
                                Total    Less than 1 year   1 - 3 years   3 - 5 years    More than 5 years
                              --------   ----------------   -----------   -----------   ------------------

Long-term debt obligations    $152,340        $  430          $   890        $  620          $150,400
Operating lease obligations     34,948         7,401            9,048         5,126            13,373
Other long-term liabilities     10,475            --              878           658             8,939
                              --------        ------          -------        ------          --------
Total                         $197,763        $7,831          $10,816        $6,404          $172,712
                              ========        ======          =======        ======          ========

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

MARKET RATE RISK

The following discussion about our market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security price risk as a result of the sale of put option on our Company stock.

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

On September 2, 2003, we entered into interest rate swap agreements in which we effectively exchanged the $150 million fixed rate 8.25% interest on the senior subordinated notes for variable rates in the notional amount of $80 million, $50 million, and $20 million at six-month LIBOR, set in arrears, plus 2.75%, 2.75%, and 2.735%, respectively. The agreements involve receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The variable interest rates are fixed semi-annually on the fifteenth day of February and August each year through maturity. The six-month LIBOR rate was 5.05% on March 10, 2006. The maturity dates of the interest rate swap agreements match those of the underlying debt. Our objective for entering into these interest rate swaps was to reduce our exposure to changes in the fair value of senior subordinated notes and to obtain variable rate financing at an attractive cost. Changes in the six-month LIBOR would affect our earnings either positively or negatively. An assumed 100 basis point increase in the six-month LIBOR would increase our interest obligations under the interest rate swaps by approximately $1.5 million for a twelve month period.

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
On December 31, 2005, we recorded the fair value of the interest rate swap agreements of $1.4 million and recorded the corresponding fair value adjustment to the 8.25% Notes in other assets and long-term debt sections of the
Consolidated Balance Sheets, respectively.

We are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. However, counterparties to these agreements are major financial institutions and the risk of loss due to nonperformance is considered by management to be minimal. We do not hold or issue interest rate swap agreements or other derivative instruments for trading purposes.

Foreign Currency Exchange Rate Risk. The majority of our business is denominated in U.S. dollars. There are costs associated with our operations in foreign countries that require payments in the local currency. Where appropriate and to partially manage our foreign currency risk related to those payments, we receive payment from customers in local currencies in amounts sufficient to meet our local currency obligations. We do not use derivatives or other financial instruments to hedge foreign currency risk.

Marketable Security Price Risk. At December 31, 2005, our marketable securities had a fair value of $28.6 million, including an unrealized loss of $2.5 million.
The estimated loss in the fair value resulting from a hypothetical 10% decrease in the price would have been $2.9 million.

Since the securities are classified as "available-for-sale," adjustments to fair value of a temporary nature are reported in accumulated other comprehensive loss, and would not impact our results of operations or cash flows until such time that the securities are sold or that the impairment is determined to be other than temporary in nature.

Stock Price Risk. The fair values of the put options of Company stock are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the put options, taking into account the consideration we received for the sale of the put options. As our stock price fluctuates the value of these contracts also fluctuates. For fiscal 2005, we incurred a fair value gain of $5.9 million, recorded in other income, net, of which $4.8 million was recognized on the 2.5 million previously expired and unexercised put options. In February 2006, the outstanding put options covering
1 million shares expired unexercised. Accordingly, we recorded an additional
$0.7 million in other income in the first quarter of fiscal 2006.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Armor Holdings, Inc., together with its consolidated subsidiaries
(the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the firm's financial statements for external reporting purposes in accordance with U.S. GAAP.

As of the end of the Company's 2005 fiscal year, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control -- Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO). Based on this assessment, management has determined that the
Company's internal control over financial reporting as of December 31, 2005, is effective.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the
Company; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or

timely detection of unauthorized acquisition, use or disposition of the
Company's assets that could have a material effect on our financial statements.

ATTESTATION REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP, our independent registered certified public accounting firm that audited the Company's Consolidated Financial Statements for the fiscal year ended December 31, 2005, has audited our assessment of the effectiveness of the Company's internal control over financial reporting as of
December 31, 2005, as stated in their report which appears on page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the periods covered by this Annual Report on
Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL
CONTROLS OVER FINANCIAL REPORTING

Our management, including Warren B. Kanders, Chairman and Chief Executive
Officer, and Glenn J. Heiar, Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Chairman and
Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures, which are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable Securities and Exchange Commission rules and forms, were effective. Furthermore, our management including our Chief Executive Officer and
Chief Financial Officer concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is accumulated and communicated to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

The information called for pursuant to this Part III, Items 10, 11, 12, 13 and
14 is incorporated by reference from our definitive proxy statement, which we intend to file with the Securities and Exchange Commission no later than April
30, 2006.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following financial statements (which appear sequentially beginning at page number F-1) are included in this report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

     Report of Independent Registered Certified Public Accountants

     Consolidated Balance Sheets

     Consolidated Statements of Operations

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

+2.5        Agreement and Plan of Merger, dated as of September 28, 2004, by and among Armor Holdings, Inc., Specialty Acquisition Corp., The
            Specialty Group, Inc., and Joseph F. Murray, Jr. and John P.
            Sweeney, as the Shareholders' Agent (filed as Exhibit 2.1 to our
            Current Report on Form 8-K filed on October 4, 2004).

+2.6        Stock Purchase Agreement, dated as of November 5, 2004, by and among
            Armor Holdings Products, L.L.C., Jack B. Corwin, as Trustee of the
            Jack B. Corwin Revocable Trust dated June 26, 1992, Gary W. French, as Trustee of the Gary W. and Carol D. French Revocable Trust dated
            December 31, 1999, Gary W. French, as Trustee of the French Family
            Irrevocable Trust dated December 31, 1999, Bianchi International,
            AccuCase, LLC, Bianchi Gunleather and Leather Products Co., Inc.,
            Armor Holdings, Inc., Jack B. Corwin and Gary W. French (filed as
            Exhibit 2.1 to our Current Report on Form 8-K filed on November 12,
            2004).

+2.7        Agreement and Plan of Merger, dated as of February 27, 2006, by and among Armor Holdings, Inc., Santana Acquisition Corp., and Stewart &
            Stevenson Services, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated March 3, 2006).

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
            30, 2004).

+4.8        Seventh Supplemental Indenture, dated as of December 29, 2004, among
            Armor Holdings, Inc., the subsidiary guarantors listed as
            signatories thereto, and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.8 to our Form 10-K Annual Report for the fiscal year ended December 31, 2004).

+4.9        Eighth Supplemental Indenture, dated as of May 25, 2005, among Armor
            Holdings, Inc., the subsidiary guarantors listed as signatories thereto, and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.2 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2005).

+4.10       Ninth Supplemental Indenture, dated as of August 25, 2005, among
            Armor Holdings, Inc., the subsidiary guarantors listed as
            signatories thereto, and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.2 to our Form 10-Q Quarterly Report for the fiscal quarter ended September 30, 2005).

+4.11       Registration Rights Agreement, dated August 12, 2003, among Armor
            Holdings, Inc., the subsidiary guarantors listed as signatories thereto and Wachovia Capital Markets, LLC (filed as Exhibit 10.3 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30,
            2003).

+4.12       Form of the new 8 1/4% Senior Subordinated Notes Due 2013 (filed as
            Exhibit 4.6 to our Registration Statement on Form S-4 filed with the
            Commission on January 7, 2004).

+4.13       Indenture, dated as of October 29, 2004, among Armor Holdings, Inc.
            and Wachovia Bank, National Association, as trustee (filed as
            Exhibit 4.1 to our Current Report on Form 8-K filed on November 1,
            2004).

+4.14       First Supplemental Indenture, dated as of October 29, 2004, among
            Armor Holdings, Inc., the subsidiary guarantors named therein, and
            Wachovia Bank, National Association, as trustee, together with the form of Note attached thereto (filed as Exhibit 4.2 to our Current
            Report on Form 8-K filed on November 1, 2004).

+4.15       Second Supplemental Indenture, dated as of December 29, 2004, among
            Armor Holdings, Inc., the subsidiary guarantors named therein, and
            Wachovia Bank, National Association, as trustee (filed as Exhibit
            4.13 to our Form 10-K Annual Report for the fiscal year ended
            December 31, 2004).

+4.16       Third Supplemental Indenture, dated as of May 25, 2005, among Armor
            Holdings, Inc., the subsidiary guarantors named therein, and
            Wachovia Bank, National Association, as trustee (filed as Exhibit
            4.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended
            June 30, 2005).

+4.17       Fourth Supplemental Indenture, dated as of August 25, 2005, among
            Armor Holdings, Inc., the subsidiary guarantors named therein, and
            Wachovia Bank, National Association, as trustee (filed as Exhibit
            4.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended
            September 30, 2005).

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
            Exhibit 10.1 to our Current Report on Form 8-K filed on November 1,
            2004).

+10.12      Fourth Amendment to Credit Agreement, dated as of April 14, 2005, by and among Armor Holdings, Inc., the lenders from time to time party to thereto, Bank of America, N.A., as Administrative Agent, Wachovia
            Bank, National Association, as Syndication Agent, and KeyBank
            National Association, as Documentation Agent (filed as Exhibit 10.9 to our Form 10-Q Quarterly Report for the fiscal quarter ended June
            30, 2005).

+10.13      Fifth Amendment to Credit Agreement, dated as of July 26, 2005, by and among Armor Holdings, Inc., the lenders from time to time party to thereto, Bank of America, N.A., as Administrative Agent, Wachovia
            Bank, National Association, as Syndication Agent, and KeyBank
            National Association, as Documentation Agent (filed as Exhibit 10.10 to our Form 10-Q Quarterly Report for the fiscal quarter ended June
            30, 2005).

@+10.14     Amended and Restated Employment Agreement, dated as of January 1,
            2005, between Armor Holdings, Inc. and Warren B. Kanders (filed as
            Exhibit 10.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2005).

@+10.15     Amended and Restated Employment Agreement, dated as of January 1,
            2005, between Armor Holdings, Inc. and Robert R. Schiller (filed as
            Exhibit 10.2 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2005).

@+10.16     Employment Agreement, dated as of May 20, 2005, between Armor
            Holdings, Inc. and Glenn J. Heiar (filed as Exhibit 10.3 to our Form
            10-Q Quarterly Report for the fiscal quarter ended June 30, 2005).

@+10.17     Employment Agreement, dated as of May 20, 2005, between Armor
            Holdings, Inc. and Robert F. Mecredy (filed as Exhibit 10.4 to our
            Form 10-Q Quarterly Report for the fiscal quarter ended June 30,
            2005).

@+10.18     Non-competition Agreement, dated as of May 20, 2005, between Armor
            Holdings, Inc. and Scott T. O'Brien (filed as Exhibit 10.6 to our
            Form 10-Q Quarterly Report for the fiscal quarter ended June 30,
            2005).

@+10.19     Employment Agreement, dated as of May 20, 2005, between Armor
            Holdings, Inc. and Scott T. O'Brien (filed as Exhibit 10.5 to our
            Form 10-Q Quarterly Report for the fiscal quarter ended June 30,
            2005).

+10.20      Form of Indemnification Agreement for Directors and Officers of
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
            31, 1998).

**+10.26    Armor Holdings, Inc. 1999 Stock Incentive Plan (filed as Appendix A to our 1999 Definitive Proxy Statement with respect to our 1999
            Annual Meeting of Stockholders, as filed with the Commission on May
            21, 1999).

**+10.27    Armor Holdings, Inc. Amended and Restated 2002 Stock Incentive Plan
            (filed as Exhibit 10.24 to our Form 10-K Annual Report for the
            fiscal year ended December 31, 2004).

**+10.28    Armor Holdings, Inc. 2002 Executive Stock Plan (filed as Exhibit
            10.6 to our Form 10-Q Quarterly Report for the fiscal quarter ended
            March 31, 2002).

**+10.29    Armor Holdings, Inc. 2005 Stock Incentive Plan (filed as Appendix A to our 2005 Definitive Proxy Statement with respect to our 2005
            Annual Meeting of Stockholders, as filed with the Commission on May
            23, 2005).

**+10.30    Form of Stock Option Agreement under the 2005 Stock Incentive Plan
            (filed as Exhibit 10.7 to our Form 10-Q Quarterly Report for the
            fiscal quarter ended June 30, 2005).

**+10.31    Form of Stock Bonus Award Agreement under the 2005 Stock Incentive
            Plan (filed as Exhibit 10.8 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2005).

**+10.32    Armor Holdings, Inc. 2005 Annual Incentive Plan (filed as Appendix B to our 2005 Definitive Proxy Statement with respect to our 2005
            Annual Meeting of Stockholders, as filed with the Commission on May
            23, 2005).

**+10.33    Executive Deferred Compensation Plan of Armor Holdings, Inc.
            (incorporated by reference from Form S-8 filed on November 30, 2005,
            Reg. No. 333-130016).

**+10.34    Amendment No. 1 to the Executive Deferred Compensation Plan of Armor
            Holdings, Inc. (incorporated by reference from Form S-8 filed on
            November 30, 2005, Reg. No. 333-130016).

* **10.35   Armor Holdings, Inc., Executive Retirement Plan, dated as of January
            25, 2006.

+10.36      Transportation Services Agreement, dated as of December 10, 2003, by and between Kanders Aviation, LLC and Armor Holdings, Inc. (filed as
            Exhibit 10.3 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2004).

*21.1       Subsidiaries of the Registrant.

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

----------
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

   Consolidated Statements of Cash Flow                                      F-7

   Notes to Consolidated Financial Statements                                F-8

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Armor Holdings, Inc.:

We have completed integrated audits of Armor Holdings, Inc.'s December 31, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31,
2003 consolidated financial statements in accordance with the standards of the
Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Armor
Holdings, Inc. and its subsidiaries ("the Company") at December 31, 2005 and
2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).
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

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Managements Annual
Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control -
Integrated Framework issued by the Committee of Sponsoring Organizations of the
Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of
December 31, 2005, based on criteria established in Internal Control -
Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
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

                                       F-2

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Jacksonville, Florida
March 14, 2006

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                             DECEMBER 31, 2005   DECEMBER 31, 2004
                                                                             -----------------   -----------------

ASSETS
Current assets:
   Cash and cash equivalents                                                    $  471,841          $  421,209
   Accounts receivable (net of allowance for doubtful accounts of $6,763
      and $3,077)                                                                  211,281             174,559
   Costs and earned gross profit in excess of billings                                 843                 893
   Inventories                                                                     210,517             176,208
   Prepaid expenses and other current assets                                        38,087              46,935
                                                                                ----------          ----------
Total current assets                                                               932,569             819,804
Property and equipment (net of accumulated depreciation of $37,041
   and $27,917)                                                                     79,929              77,307
Goodwill (net of accumulated amortization of $4,024 and $4,024)                    273,696             262,013
Patents, licenses and trademarks (net of accumulated amortization of
   $15,256 and $6,830)                                                             130,620             112,459
Other assets                                                                        46,048              20,768
                                                                                ----------          ----------
Total assets                                                                    $1,462,862          $1,292,351
                                                                                ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                            $      430          $      621
   Short-term debt                                                                 344,274             343,756
   Accounts payable                                                                 90,963              69,601
   Accrued expenses and other current liabilities                                  100,924             107,247
   Income taxes payable                                                              8,767               9,001
                                                                                ----------          ----------
Total current liabilities                                                          545,358             530,226
Long-term debt, less current portion                                               151,910             156,751
Other long-term liabilities                                                         10,475               1,951
Deferred income taxes                                                               44,537              38,227
                                                                                ----------          ----------
Total liabilities                                                                  752,280             727,155
Commitments and contingencies (Note 13)
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized; no
      shares issued and outstanding                                                     --                  --
   Common stock, $.01 par value; 75,000,000 shares authorized;
      41,347,628 and 40,133,870 issued; 35,287,406 and 34,073,648
      outstanding at December 31, 2005 and December 31, 2004, respectively             415                 402
   Additional paid-in capital                                                      525,890             504,809
   Retained earnings                                                               257,991             125,481
   Accumulated other comprehensive (loss) income                                    (1,397)              6,821
   Treasury stock                                                                  (72,317)            (72,317)
                                                                                ----------          ----------
      Total stockholders' equity                                                   710,582             565,196
                                                                                ----------          ----------
Total liabilities and stockholders' equity                                      $1,462,862          $1,292,351
                                                                                ==========          ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                         DECEMBER 31, 2005   DECEMBER 31, 2004   DECEMBER 31, 2003
                                                         -----------------   -----------------   -----------------

REVENUES:
   Aerospace & Defense                                       $1,188,598          $605,398            $ 91,673
   Products                                                     308,878           249,765             193,960
   Mobile Security                                              139,454           124,520              79,539
                                                             ----------          --------            --------
   Total revenues                                             1,636,930           979,683             365,172
                                                             ----------          --------            --------
COSTS AND EXPENSES:
   Cost of revenues                                           1,248,596           714,192             253,586
   Cost of vest exchange program / warranty revision             19,900             5,000                  --
   Selling, general and administrative expenses                 139,304           100,261              62,795
   Amortization                                                   8,627             4,255                 489
   Integration                                                    3,669             2,558               2,054
   Other charges                                                  1,200             7,702              10,519
                                                             ----------          --------            --------
OPERATING INCOME                                                215,634           145,715              35,729

   Interest expense, net                                          6,281             6,776               4,012
   Other (income) expense, net                                   (4,025)            1,945                 508
                                                             ----------          --------            --------
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
   INCOME TAXES                                                 213,378           136,994              31,209

PROVISION FOR INCOME TAXES                                       80,868            56,417              14,203
                                                             ----------          --------            --------
INCOME FROM CONTINUING OPERATIONS                               132,510            80,577              17,006

DISCONTINUED OPERATIONS (NOTE 2):
LOSS FROM DISCONTINUED OPERATIONS, NET OF
   INCOME TAX BENEFIT                                                --               (38)             (6,120)
                                                             ----------          --------            --------
NET INCOME                                                   $  132,510          $ 80,539            $ 10,886
                                                             ==========          ========            ========
NET INCOME PER COMMON SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS                            $     3.83          $   2.56            $   0.61
LOSS FROM DISCONTINUED OPERATIONS                                  0.00              0.00               (0.22)
                                                             ----------          --------            --------
BASIC INCOME PER SHARE                                       $     3.83          $   2.56            $   0.39
                                                             ==========          ========            ========
NET INCOME PER COMMON SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS                            $     3.70          $   2.44            $   0.59
LOSS FROM DISCONTINUED OPERATIONS                                  0.00              0.00               (0.21)
                                                             ----------          --------            --------
DILUTED INCOME PER SHARE                                     $     3.70          $   2.44            $   0.38
                                                             ==========          ========            ========
WEIGHTED AVERAGE SHARES - BASIC                                  34,602            31,419              28,175
                                                             ==========          ========            ========
WEIGHTED AVERAGE SHARES - DILUTED                                35,822            33,025              28,954
                                                             ==========          ========            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                                   COMMON STOCK                             ACCUMULATED
                                 ---------------   ADDITIONAL                  OTHER
                                            PAR      PAID-IN    RETAINED   COMPREHENSIVE    TREASURY
                                  SHARES   VALUE     CAPITAL    EARNINGS   (LOSS) INCOME     STOCK       TOTAL
                                 -------   -----   ----------   --------   -------------   ---------   ---------

Balance, December 31, 2002        29,457    $336    $307,487    $ 34,056      $(4,169)     $(49,633)   $288,077
Exercise of stock options and
   distribution of stock awards      743       8       9,028                                              9,036
Tax benefit from exercises of
   options                                             1,136                                              1,136
Extension of stock options
   related to termination of
   former Chief Executive
   Officer                                               809                                                809
Repurchase of stock               (1,923)                                                   (22,684)    (22,684)
                                                                                                       --------
Comprehensive income:
Net income                                                        10,886                                 10,886
Sale of ArmorGroup                                                              3,231                     3,231
Foreign currency translation
   adjustments                                                                  4,874                     4,874
                                                                                                       --------
Total comprehensive income                                                                               18,991
                                  ------    ----    --------    --------      -------      --------    --------
Balance, December 31, 2003        28,277     344     318,460      44,942        3,936       (72,317)    295,365
Exercise of stock options and
   distribution of stock awards    1,797      18      40,582                                            40,600
Tax benefit from exercises of
   stock options                                       4,646                                              4,646
Issuance of common stock           4,000      40     141,121                                            141,161
                                                                                                       --------
Comprehensive income:
Net income                                                        80,539                                 80,539
Foreign currency translation
   adjustments, net of taxes
   of $642                                                                      2,885                     2,885
                                                                                                       --------
Total comprehensive income                                                                               83,424
                                  ------    ----    --------    --------      -------      --------    --------
Balance, December 31, 2004        34,074     402     504,809     125,481        6,821       (72,317)    565,196
Exercise of stock options and
   distribution of stock awards    1,213      13      16,289                                             16,302
Tax benefit from exercises of
   stock options                                       4,792                                              4,792
                                                                                                       --------
Comprehensive income:
Net income                                                       132,510                                132,510
Foreign currency translation
   adjustments, net of taxes
   of ($728)                                                                   (5,022)                   (5,022)
Minimum pension liability
   adjustment, net of taxes
   of $403                                                                       (712)                     (712)
Unrealized loss on equity
   investment                                                                  (2,484)                   (2,484)
                                                                                                       --------
Total comprehensive income                                                                              124,292
                                  ------    ----    --------    --------      -------      --------    --------
Balance, December 31, 2005        35,287    $415    $525,890    $257,991      $(1,397)     $(72,317)   $710,582
                                  ======    ====    ========    ========      =======      ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                                                                                           YEAR ENDED
                                                                           ------------------------------------------
                                                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                              2005           2004           2003
                                                                           ------------   ------------   ------------
                                                                                            (REVISED - SEE NOTE 17)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations                                         $ 132,510      $  80,577      $  17,006
   Adjustments to reconcile income from continuing operations to cash provided by operating activities:
      Depreciation and amortization                                             22,408         15,051          7,608
      Loss on disposal of fixed assets                                             934            864            327
      Deferred income taxes                                                     (3,411)         4,006          5,025
      Non-cash termination charge                                                   --          1,408          2,093
      Non-cash restricted stock charges                                             --          6,294          7,266
      Non-cash SERP expense                                                      2,427             --             --
      Fair value gain on put options                                            (5,905)            --             --
   Changes in operating assets and liabilities, net of acquisitions:
      Increase in accounts receivable                                          (35,340)       (90,496)          (995)
      Increase in inventories                                                  (31,135)       (73,106)        (2,501)
      Decrease (increase) in prepaid expenses and other assets                  23,541        (22,075)        (2,381)
      Increase in accounts payable, accrued expenses and other current
         liabilities                                                            24,288         77,418         17,060
      Increase in income taxes payable                                           4,558         17,324            361
                                                                             ---------      ---------      ---------
      Net cash provided by operating activities from continuing
         operations                                                            134,875         17,265         50,869
      Net cash used in operating activities from discontinued operations            --           (407)        (6,429)
                                                                             ---------      ---------      ---------
      Net cash provided by operating activities                                134,875         16,858         44,440
                                                                             ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                          (15,593)       (19,419)        (8,684)
   Purchase of patents and trademarks                                           (1,053)          (112)          (185)
   Purchase of equity investment                                               (31,082)        (5,275)            --
   Proceeds from sale of equity investment                                          --          5,823             --
   Purchase of short-term investment securities                               (754,300)      (286,430)      (143,400)
   Proceeds from sales of short-term investment securities                     754,300        286,430        143,400
   Collection of note receivable                                                    --          2,175             --
   Financing lease receivable                                                   (1,187)            --             --
   Decrease (increase) in restricted cash                                           --          2,600         (2,600)
   Sale of businesses, net of cash disposed                                         --            125         31,361
   Additional cash received from sale of business                                  300             --             --
   Additional consideration for purchased businesses                            (6,528)        (2,808)        (1,026)
   Purchase of businesses, net of cash acquired                                (46,805)      (158,442)       (90,512)
                                                                             ---------      ---------      ---------
   Net cash used in investing activities from continuing operations           (101,948)      (175,333)       (71,646)
   Net cash used in investing activities from discontinued operations               --           (263)        (8,227)
                                                                             ---------      ---------      ---------
   Net cash used in investing activities                                      (101,948)      (175,596)       (79,873)
                                                                             ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options                                  18,902         25,192          8,471
   Proceeds from sale of put options                                             6,614             --             --
   Proceeds from the issuance of common stock                                       --        142,500             --
   Cash paid for common stock offering costs                                        --         (1,339)            --
   Taxes paid for withheld shares on restricted stock issuances                 (5,642)        (2,585)           (17)
   Repurchases of treasury stock                                                    --             --        (22,684)
   Cash paid for financing costs                                                    --         (6,156)        (4,599)
   Borrowings of short-term debt                                                    --        341,550             --
   Borrowings of long-term debt                                                     --             --        148,278
   Repayments of long-term debt                                                   (585)       (34,516)        (1,688)
   Borrowings under line of credit                                              13,649         24,588         31,830
   Repayments under line of credit                                             (13,635)       (23,049)       (32,098)
                                                                             ---------      ---------      ---------
   Net cash provided by financing activities from continuing operations         19,303        466,185        127,493
   Net cash used in financing activities from discontinued operations               --           (125)          (228)
                                                                             ---------      ---------      ---------
   Net cash provided by financing activities                                    19,303        466,060        127,265
   Effect of exchange rate changes on cash and cash equivalents                 (1,598)         1,961          3,543
                                                                             ---------      ---------      ---------
   NET INCREASE IN CASH AND CASH EQUIVALENTS                                    50,632        309,283         95,375
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              421,209        111,926         16,551
                                                                             ---------      ---------      ---------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 471,841      $ 421,209      $ 111,926
                                                                             =========      =========      =========
   CASH AND CASH EQUIVALENTS, END OF PERIOD
      CONTINUING OPERATIONS                                                  $ 471,841      $ 421,209      $ 111,850
      DISCONTINUED OPERATIONS                                                       --             --             76
                                                                             ---------      ---------      ---------
                                                                             $ 471,841      $ 421,209      $ 111,926
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

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and nature of business. Armor Holdings, Inc. and its wholly-owned subsidiaries (the "Company", "we", "our", "us") is a leading manufacturer and provider of armored military and commercial vehicles, armor kits for the retrofit of military vehicles, protective and security products for military and law enforcement personnel, aircraft armor, aircraft safety products, survivability equipment used by military aviators and other personnel protection technologies. Our customers include domestic and international military, law enforcement, security and corrections personnel and government agencies, multinational corporations and individuals.

We are organized and operating under three business segments: the Aerospace &
Defense Group, the Products Group and the Mobile Security Division. ArmorGroup
Services Division (the "Services Division") has been classified as discontinued
operations. The amounts disclosed in the footnotes are related to continuing operations unless otherwise indicated.

CONTINUING OPERATIONS

Aerospace & Defense Group. The Aerospace & Defense Group supplies human safety and survival systems to the U.S. military and major aerospace and defense prime contractors. Our core markets are land, marine and aviation safety and military personnel protection. The most significant business within the Aerospace &
Defense Group is armoring a variety of light, medium and heavy tactical wheeled vehicles for the military. We also provide spare parts and logistical and field support services for Up-Armored High Mobility Multi-purpose Wheeled Vehicles
("HMMWVs," commonly known as the Humvee) previously shipped by us as well as blast and ballistic protection kits for the standard HMMWV which are installed in the field. Additionally, we develop ballistic and blast protected armored and sealed truck cabs for other military tactical wheeled vehicles. For example, we design, develop and manufacture armor systems for a variety of military vehicles, including such platforms as the Heavy Expanded Mobility Tactical Truck
("HEMTT"), Palletized Load System ("PLS"), Heavy Equipment Transporter ("HET"),
M915, Armored Security Vehicle ("ASV") and the Family of Medium Tactical
Vehicles ("FMTV").

The Aerospace & Defense Group develops and supplies personnel equipment, including Small Arms Protective Inserts ("SAPI") and other engineered ceramic body armor, helmets, and other protective and duty equipment. Our products include, among others, Modular Lightweight Load-Carrying Equipment ("MOLLE")
systems, Outer Tactical Vests ("OTVs") and Advance Combat Helmets. We are
currently the largest supplier of MOLLE systems for the U.S. Army, which is a modular rucksack that can be configured in a number of ways depending on the needs of the military mission. We also manufacture OTVs which, when used with
SAPI plates, provide enhanced protection against bullets, mines, grenades and mortar and artillery shells. SAPI plates have been adopted by the U.S. military as a key element of the protective equipment worn by U.S. troops.

The Aerospace & Defense Group develops and sells military helicopter seating systems, helicopter cockpit airbag systems, aircraft armor kits, emergency bailout parachutes and survival equipment worn by military aircrew. The primary customers for these products are the U.S. Army, U.S. Navy, U.S. Marine Corps,
Boeing and Sikorsky Aircraft and other major aircraft manufacturers.

Products Group. Our Products Group, previously referred to as the Armor Holdings
Products Division, manufactures and sells a broad range of high quality equipment marketed under brand names that are known in the military and law enforcement communities. Products manufactured by this group include concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, emergency lighting products, forensic products, firearms accessories, weapon maintenance products, foldable ladders, backpacks and specialty gloves.

Mobile Security Division. Our Mobile Security Division, operating under the brand name CENTIGON(TM), manufactures, services, and integrates certified armoring systems into commercial vehicles, to protect against varying degrees of ballistic and blast threats on a global basis. We armor a variety of platforms that are available commercially, including custom limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles. Our customers in this business include U.S. federal law enforcement, intelligence and diplomatic agencies, foreign heads of state, multinational corporations, as well as high net worth individuals and cash-in-transit operators.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

DISCONTINUED OPERATIONS

On June 30, 2004, our litigation support services subsidiary, New Technology
Armor, Inc. ("NTI"), was the last remaining business in discontinued operations.
On July 2, 2004, we sold the security consulting division of NTI. The remaining division in NTI, consisting primarily of training services, is included as part of the Products Group segment.

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

On April 17, 2003, we announced that we had completed the sale of our ArmorGroup
Integrated Systems business through the sale of 100% of the stock of ArmorGroup
Integrated Systems, Inc. and Low Voltage Systems Technologies, Inc. to Aerwav
Integration Services, Inc. ("AIS"), a wholly owned subsidiary of Aerwav
Holdings, LLC.

SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of credit risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We maintain our cash and cash equivalents with what we believe to be various high quality banks. During the year, we make periodic investments in AAA rated auction rate securities, which are held in these same banks. There were no investments in auction rate securities at
December 31, 2005 or 2004. Amounts held in individual banks exceed federally insured amounts. Our accounts receivable consist of amounts due from customers and distributors located throughout the world. International product sales generally require cash in advance or confirmed letters of credit on U.S. banks.
We maintain reserves for potential credit losses. As of December 31, 2005 and
2004, management believes that we have no significant concentrations of credit risk excluding the U.S. military.

Inventories. Inventories are stated at the lower of cost or market determined on the average cost method.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value at
December 31, 2005 and 2004. The fair value of debt was estimated based on quoted market prices. See the table below for the carrying amount and fair value of our public debt as at December 31, 2005 and 2004, respectively.

                                        DECEMBER 31, 2005              DECEMBER 31, 2004
                                  ----------------------------   ----------------------------
                                  CARRYING AMOUNT   FAIR VALUE   CARRYING AMOUNT   FAIR VALUE
                                  ---------------   ----------   ---------------   ----------
                                                         (IN THOUSANDS)

8.25% Senior Subordinated Notes
   due 2013                           $148,099       $161,250        $147,850       $168,000
2.00% Senior Subordinated
   Convertible Notes due
   November 1, 2024                    341,751        341,550         341,579        396,384
                                      --------       --------        --------       --------
                                      $489,850       $502,800        $489,429       $564,384
                                      ========       ========        ========       ========

Derivative Instruments and Hedging Activities. We account for derivative instruments and hedging activities in accordance with Statement of Financial
Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedge
Activities" ("SFAS 133") as amended. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions in which we hedge changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. Put options on Company stock are marked to market through the Consolidated Statement of Operations at the end of each period.

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

Buildings and improvements   5 - 39 years
Machinery and equipment      3 - 7 years

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill and other intangible assets are stated on the basis of cost. The $220.9 million in goodwill resulting from acquisitions made by us subsequent to June 30, 2001, was immediately subjected to the non-amortization provisions of Statement of
Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"
("SFAS 142"). (See also Impairment below). The purchase method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed.
Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value based test prescribed by SFAS 142. We performed our annual assessment of goodwill and determined that no impairment existed as of June 30, 2005.

Patents, licenses and trademarks. Patents, licenses and trademarks were primarily acquired through acquisitions accounted for by the purchase method of accounting. Such assets are amortized on a straight-line basis over their useful lives. Certain of these assets with indefinite lives are not amortized. See Note
5 for information on our identified intangible assets.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Impairment. Long-lived assets, including certain identifiable intangibles and goodwill are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets. The method used to determine the existence of an impairment would be discounted operating cash flows estimated over the remaining useful lives of the related long-lived asset or asset groups.
Impairment is measured as the difference between fair value and the unamortized cost at the date an impairment is determined. Management has reviewed our long-lived assets and has taken impairment charges of $1.4 million in fiscal
2004 and $12.4 million in fiscal 2003 to reduce the carrying value of the
Services Division to estimated realizable value.

Deferred charges. Deferred charges consist of costs related to the issuance of certain financing arrangements. Amortization of deferred charges is charged to interest expense over the respective lives of the applicable financing arrangement. Deferred charges are included in other assets on the Consolidated
Balance Sheets.

Research and development. Our research and development occurs primarily under fixed-price or cost-plus, government funded contracts as well as
Company-sponsored efforts. Research and development costs incurred under contracts with customers are expensed as incurred and are reported as a component of cost of revenues. Revenue from such contracts is recognized as revenue when earned. We recorded revenue of $4.2 million, $7.5 million and $5.8 million from government funded research and development in fiscal 2005, 2004 and
2003, respectively.

Research and development costs include salaries and benefits of research and development personnel, testing and certification, and other research and development related costs. Research and development costs are included in selling, general and administrative expenses as incurred and for fiscal 2005,
2004 and 2003, approximated $15.1 million, $8.9 million and $4.0 million, respectively.

Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the carrying value of long-lived assets, valuation allowances for receivables, inventories and deferred income tax assets, liabilities for potential litigation claims and settlements, potential liabilities related to tax filings in the ordinary course of business, the Vest Exchange Program /
Warranty Revision accrual, the defined benefit plan liabilities and contract contingencies and obligations. Actual results could differ from those estimates.

Legal and tax contingencies. We are involved in legal and tax proceedings and claims arising from time to time. Management, in connection with outside advisors, periodically assesses liabilities and contingencies in connection with these matters, based on the latest information available. For those matters where it is probable that a loss has been or will be incurred, we record the loss, or a reasonable estimate of the loss, in the Consolidated Financial
Statements. As additional information becomes available, estimates of probable losses are adjusted based on an assessment of the circumstances. We believe that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Consolidated Financial Statements.

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

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Revenue recognition. We record products revenue at the time of shipment. Returns are minimal and do not materially affect the financial statements.

We record Aerospace & Defense Group revenue related to government contracts which results principally from fixed price contracts and is recognized when persuasive evidence of an arrangement exists, the fee is reasonably determinable, the customer has accepted the product and collectibility is probable. All of these conditions are met, in substantially all cases, when the
Department of Defense inspector signs the Material Inspection and Receiving
Report indicating acceptance and title transfer.

We record revenue of the remaining Aerospace & Defense Group, Products Group and
Mobile Security Division when the product is shipped, except for larger commercial contracts typically longer than four months in length. Revenue from large commercial contracts is recognized on the percentage of completion, units-of-work performed method. Should large commercial contracts be in a loss position, the entire estimated loss would be recognized for the balance of the contract at such time. Current contracts are profitable.

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

Warranty. Warranty costs are generally recorded as a component of cost of revenues and accrued expenses in our consolidated financial statements. The amount recognized is based on historical claims cost experience. See Note 23 regarding our vest exchange program / warranty revision related to our
Zylon(R)-containing vests.

Advertising. We expense advertising costs in the period in which they are incurred.

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

Comprehensive income. Financial statements of foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at the average monthly exchange rates.

In accordance with Statement of Financial Accounting Standard No. 115,
"Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"),
we classify our investment in certain equity-based securities as available-for-sale, with unrealized gains and losses excluded from earnings and recorded as a component of comprehensive income or loss. The unrealized holding loss on equity-based securities classified as available-for-sale was $2.5 million at December 31, 2005. There was no such unrealized loss at December 31,
2004. This investment is classified in other assets on the Consolidated Balance
Sheets. Declines in fair value below the amortized cost basis of this investment that are determined to be other than temporary are charged to earnings. There were no such other than temporary declines in the year ended December 31, 2005.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Stock options and grants. Statement of Financial Accounting Standard No. 123,
"Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based
Compensation - Transition and Disclosure," ("SFAS 148") establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by
Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB 25"). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. Restricted stock awards are generally recorded as compensation expense using fixed accounting over the vesting periods based on the market value on the date of grant except in situations where provisions of the agreements allow for acceleration of vesting upon a certain event. If the event occurs, this may result in an acceleration of vesting and recognition of associated expense.

If compensation cost for stock option grants had been determined based on the fair value on the grant dates for fiscal 2005, 2004 and 2003 consistent with the method prescribed by SFAS 123, our net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                    2005       2004      2003
                                                  --------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER
                                                           SHARE DATA)

Net income as reported                            $132,510   $80,539   $10,886

Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards, net
   of related tax effects                          (37,305)   (6,717)   (4,157)

Add: Employee compensation expense for
   modification of stock option awards included
   in report net income, net of income taxes           118        57       506
                                                  --------   -------   -------
Pro-forma net income                              $ 95,323   $73,879   $ 7,235
                                                  ========   =======   =======
Earnings per share:
   Basic - as reported                            $   3.83   $  2.56   $  0.39
                                                  ========   =======   =======
   Basic - pro forma                              $   2.75   $  2.35   $  0.26
                                                  ========   =======   =======
   Diluted - as reported                          $   3.70   $  2.44   $  0.38
                                                  ========   =======   =======
   Diluted - pro forma                            $   2.66   $  2.24   $  0.25
                                                  ========   =======   =======

$15.3 million of the stock-based employee compensation expense determined under the fair value method for fiscal 2005 is related to accelerated vesting of certain existing stock options and $22.0 million is related to certain stock options issued in fiscal 2005.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued
FASB Statement No. 123, "Share Based Payment (revised 2004)" ("FAS 123R"). FAS
123R revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising SFAS 123, FAS 123R supersedes APB 25, and amends FASB Statement No.
95, "Statement of Cash Flows" ("SFAS 95"). On April 14, 2005, the Securities and
Exchange Commission extended the compliance date of FAS 123R from the first interim to the first annual reporting period of a company's fiscal year beginning on or after June 15, 2005. We will be required to apply the expense recognition provisions of FAS 123R beginning in the first quarter of 2006. We expect to incur approximately $1.6 million of expense in the year ended December
31, 2006, as a result of the adoption of FAS 123R.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
In a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement for current and prior periods reports the results of operations of the component, including any estimated impairment gain or loss recognized in accordance with SFAS 144 paragraph 37, in discontinued operations. The results of discontinued operations, less applicable income tax expense (benefit), is reported as a separate component of income before extraordinary items and the cumulative effect of accounting changes (if applicable). The assets and liabilities of a disposal group classified as held for sale are presented separately in the asset and liability sections, respectively, of the statement of financial position. We had no discontinued
operations at December 31, 2005 or 2004. See Note 2 for information related to discontinued operations during 2003 and the first half of 2004.

Reclassifications. Certain reclassifications have been made to the 2004 and 2003 financial statements in order to conform to the presentation adopted for 2005.
These reclassifications had no effect on net income or retained earnings.

Recent accounting pronouncements.

On December 16, 2004, the FASB issued FAS 123R. FAS 123R revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising SFAS 123, FAS 123R supersedes APB 25, and amends SFAS 95. On April 14, 2005, the Securities and
Exchange Commission extended the compliance date of FAS 123R from the first interim to the first annual reporting period of a company's fiscal year beginning on or after June 15, 2005. We will be required to apply the expense recognition provisions of FAS 123R beginning in the first quarter of 2006. We expect to incur approximately $1.6 million of expense in the year ended December
31, 2006, as a result of the adoption of FAS 123R.

In November 2004, the FASB issued Statement of Financial Accounting Standard No.
151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151").
SFAS 151 amends the guidance in Accounting Research Bulleting No. 43, Chapter 4,
"Inventory Pricing," to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) are to be recognized as current-period charges. SFAS 151 is effective for fiscal years beginning after
June 15, 2005. SFAS 151 is not expected to have a material impact on our financial statements.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. DISCONTINUED OPERATIONS

See Note 1 for information related to discontinued operations. The following is a summary of the operating results of the discontinued operations for the years ended December 31, 2004 and 2003. There were no discontinued operations in the year ended December 31, 2005.

                                            DECEMBER 31, 2004  DECEMBER 31, 2003
                                            -----------------  -----------------
                                                       (IN THOUSANDS)

Revenue                                             $1,733             $ 95,124
Cost of revenues                                       697               66,780
Gross profit                                         1,036               28,344
Selling, general and administrative expenses           821               19,910
Charge for impairment of long-lived assets              --               21,535
Integration                                             --                  776
                                                    ------             --------
Operating income (loss)                                215              (13,877)
Interest expense, net                                    2                   16
Other expense, net                                     273                  479
                                                    ------             --------
   Loss from discontinued operations before
      income tax benefit                               (60)             (14,372)
   Income tax benefit                                  (22)              (8,252)
                                                    ------             --------
      Loss from discontinued operations             $  (38)            $ (6,120)
                                                    ======             ========

3. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive (loss) income, net of tax
(benefit) expense of $(325,000) and $642,000 as of December 31, 2005 and 2004,
respectively, are listed below:

                                            DECEMBER 31, 2005  DECEMBER 31, 2004
                                            -----------------  -----------------
                                                       (IN THOUSANDS)

Foreign currency translations, net of tax          $ 1,799                $6,821
Minimum pension liability adjustment,
   net of tax                                         (712)                   --
Unrealized loss on equity investment                (2,484)                   --
                                                   -------                ------
Accumulated other comprehensive (loss)             $(1,397)               $6,821
   income                                          =======                ======

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. BUSINESS COMBINATIONS

We have completed numerous purchase business combinations for cash and/or shares of our common stock and assumption of liabilities in certain cases. In the three years ended December 31, 2005, the following acquisitions were completed:

                                                     TOTAL       SHARES   VALUE OF
                                                 CONSIDERATION   ISSUED    SHARES
                                                 -------------   ------   --------
                                               (IN THOUSANDS, EXCEPT SHARES ISSUED)

2005
Aggregate 2005 acquisitions, net of cash (1)        $ 46,992       --        --
Additional purchase price paid/issued for
   deferred consideration                              6,528       --        --
                                                    --------      ---       ---
                                                    $ 53,520       --        --
                                                    ========      ===       ===
2004
Aggregate 2004 acquisitions, net of cash (2)        $158,442       --        --
Additional purchase price paid/issued for
   deferred consideration/repayment of debt            2,808       --        --
                                                    --------      ---       ---
                                                    $161,250       --        --
                                                    ========      ===       ===
2003
Aggregate 2003 acquisitions, net of cash (3)        $ 90,512       --        --
Additional purchase price paid/issued for
   acquisition earnouts                                1,026       --        --
                                                    --------      ---       ---
                                                    $ 91,538       --        --
                                                    ========      ===       ===

(1)  Includes Second Chance Body Armor, Inc. and Optemize.com, Inc.

(2)  Includes Vector Associates, Inc. (dba ODV, Inc.), Kleen-Bore, Inc., The
     Specialty Group, Inc. (aka "Specialty Defense"), and Bianchi International

(3)  Includes Simula, Inc. and Hatch Imports, Inc.

2005 ACQUISITIONS

On July 27, 2005, we acquired substantially all of the domestic assets of Second
Chance Body Armor, Inc. ("Second Chance") for $45 million in cash. Transaction costs for Second Chance included $187,000 of non-cash equity compensation to a corporate development consultant. Second Chance manufactures concealable and tactical body armor for the law enforcement and military markets worldwide. The
Second Chance law enforcement business is included in the Products Group and their military business is included in the Aerospace & Defense Group. As a result of the Second Chance acquisition, we expect to: (1) strengthen our position as a leading supplier of body armor to the law enforcement and military markets; (2) achieve cross-selling opportunities by leveraging our global sales force and relationships; and (3) offer opportunities for cost reduction through integration savings and rationalization of operations.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The acquisitions were accounted for as purchase business combinations, and accordingly, the results of operations were included in our financial statements after the acquisition date. The costs to acquire substantially all of the assets of Second Chance and Optemize.com, Inc., acquired during the year ended December
31, 2005, have been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition as follows:

                                       2005
                                     -------
                                 (IN THOUSANDS)
Working capital, net of cash         $ 7,928
Property and equipment                 2,677
Other long-term assets                    16
Customer-related intangibles           5,160
Technology-related intangibles         4,761
Marketing-related intangibles         18,966
Goodwill (Deductible)                  7,484
                                     -------
                                     $46,992
                                     =======

The customer-related intangible assets relate to acquired customer relationships and are being amortized over an eighteen-year weighted-average useful life on a straight-line basis. The technology-related intangible assets relate to certain acquired patents and are being amortized over an eight-year weighted-average useful life on a straight-line basis. The marketing-related intangible assets relate to acquired trade names and trademarks and have an indefinite useful life. The goodwill acquired in the acquisitions of Second Chance and
Optemize.com, Inc. is deductible for tax purposes.

2004 ACQUISITIONS

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

On December 30, 2004, we acquired all of the outstanding stock of Bianchi
International, Inc. ("Bianchi") for $60 million in cash. Bianchi is a manufacturer and supplier of duty and concealment holsters, belts and accessories under the Bianchi(R) brand name used primarily by law-enforcement, private security and military personnel. A supplier of the SPEAR rucksack system for U.S. Special Operations Forces, Bianchi is also a market leader in medium and large technical internal frame backpacks and high-end daypacks, satchels and carrying cases under the Gregory(R) brand name. Bianchi has been included in the
Products Group.

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

                                 SPECIALTY                  OTHER
                                  DEFENSE     BIANCHI   ACQUISITIONS     TOTAL
                                 ---------   --------   ------------   --------
                                                 (IN THOUSANDS)
Working capital, net of cash     $ 15,801    $  5,604      $(1,213)    $ 20,192
Property and equipment              7,860       1,033           15        8,908
Other long-term assets                541          32           --          573
Assumed notes payable                (983)         --           --         (983)
Deferred tax liability            (14,170)    (13,098)          --      (27,268)
Customer-related intangibles       12,200      19,671          185       32,056
Technology-related intangibles      1,900       2,777           --        4,677
Marketing-related intangibles      16,300      15,830        2,084       34,214
Goodwill                           50,243      28,528        7,302       86,073
                                 --------    --------      -------     --------
                                 $ 89,692    $ 60,377      $ 8,373     $158,442
                                 ========    ========      =======     ========

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

2003 ACQUISITIONS

On December 9, 2003, we acquired all of the outstanding stock of Simula, for approximately $84.8 million in cash including transaction costs. Simula is a safety technology company that supplies human safety and survival systems to all branches of the United States military, major aerospace and defense prime contractors. Its core markets are military aviation safety, military personnel safety, and land and marine safety. Simula is a provider of military helicopter seating systems, aircraft and land vehicle armor systems, protective equipment for military personnel and technologies used to protect humans in a variety of life-threatening or catastrophic situations. As part of the acquisition of
Simula, we assumed their 8% Senior Subordinated Convertible Notes. In January
2004, we paid $31.1 million as repayment of these notes plus accrued interest thereon.

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

The Simula acquisition was accounted for as a purchase business combination, and accordingly, the results of operations were included in our financial statements after December 9, 2003. The cost to acquire Simula has been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition as follows:

                                (IN THOUSANDS)
                                --------------
Working capital                    $  5,027
Property and equipment                5,360
Other long-term assets                  434
Assumed note payable                (31,135)
Assumed long-term liabilities        (1,704)
Customer-related intangible          25,140
Technology-related intangible         8,814
Goodwill (Deductible)                72,816
                                   --------
                                   $ 84,752

The customer-related intangible asset relates to acquired customer relationships and is being amortized over a 14-year weighted-average useful life on a straight-line basis. The technology-related intangible asset relates to certain acquired technology and is being amortized over an eight-year weighted-average useful life on a straight-line basis.

Unaudited Pro forma Results. Businesses acquired are included in consolidated results from the date of acquisition. Pro forma results of the 2005 acquisition of Optemize.com, Inc.; the 2004 acquisitions of Vector Associates, Inc. (dba
ODV, Inc.) and Kleen-Bore, Inc.; and the 2003 acquisition of Hatch Imports, Inc.
are not presented, as they would not differ by a material amount from actual results. The following unaudited pro forma consolidated results are presented to show the results on a pro forma basis as if the 2005 acquisition of Second
Chance, the 2004 acquisitions of Specialty Defense and Bianchi and the 2003 acquisition of Simula had been made as of January 1, 2003:

                                                             2005         2004        2003
                                                          ----------   ----------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues                                                  $1,657,809   $1,147,430   $569,245
Net income from continuing operations                     $  127,139   $   80,268   $ 11,700
Basic earnings per share from continuing operations       $     3.67   $     2.41   $   0.36
Diluted earnings per share from continuing operations     $     3.55   $     2.30   $   0.36

The pro forma results were negatively impacted by the acquisition of Second
Chance, which was purchased out of bankruptcy and had experienced legal and financial troubles.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment at least annually or more often if indicators of impairment arise. The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, are as follows:

                                                     AEROSPACE &               MOBILE
                                                       DEFENSE     PRODUCTS   SECURITY   CORPORATE     TOTAL
                                                     -----------   --------   --------   ---------   --------
                                                                              (IN THOUSANDS)

Balance at December 31, 2003                          $104,949     $ 64,405    $6,353      $   --    $175,707
Goodwill acquired during year                           50,243       35,830        --          --      86,073
Finalization of purchase price allocation                 (879)         925        --          --          46
Foreign currency translation and other adjustments          --          132        55          --         187
                                                      --------     --------    ------      ------    --------
Balance at December 31, 2004                           154,313      101,292     6,408          --     262,013
Goodwill acquired during year                               --        5,841        --       1,643       7,484
Finalization of purchase price allocation                1,459        2,842       150          --       4,451
Foreign currency translation and other adjustments          --         (184)      (68)         --        (252)
                                                      --------     --------    ------      ------    --------
Balance at December 31, 2005                          $155,772     $109,791    $6,490      $1,643    $273,696
                                                      ========     ========    ======      ======    ========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The purchase price allocations for the acquisitions of Bianchi International and
Specialty Defense, acquired in the fourth quarter of 2004, were completed during
2005.

Included in patents, licenses and trademarks in the accompanying Consolidated
Balance Sheets are the following intangible assets as of December 31, 2005 and
2004:

                                        CUSTOMER
                                     RELATIONSHIPS           TECHNOLOGY          MARKETING               TOTAL
                                   -------------------     ---------------    -----------------    ------------------
                                                                       (IN THOUSANDS)

Gross amount at December 31, 2005            $ 60,351            $ 20,070             $ 65,455             $ 145,876
Accumulated amortization                      (8,769)             (3,608)              (2,879)              (15,256)
                                   -------------------     ---------------    -----------------    ------------------
Net amount at December 31, 2005              $ 51,582            $ 16,462             $ 62,576             $ 130,620
                                   ===================     ===============    =================    ==================

Gross amount at December 31, 2004            $ 58,454            $ 14,711             $ 46,124             $ 119,289
Accumulated amortization                      (2,796)             (1,461)              (2,573)               (6,830)
                                   -------------------     ---------------    -----------------    ------------------
Net amount at December 31, 2004              $ 55,658            $ 13,250             $ 43,551             $ 112,459
                                   ===================     ===============    =================    ==================

Included in Marketing are approximately $60.6 million and $41.2 million of marketing-related intangible assets that have indefinite lives as of December
31, 2005 and 2004, respectively.

We anticipate recording related amortization expense of the following in future periods:

                                YEAR         (IN THOUSANDS)
                                ----------   --------------
                                2006             $ 8,852
                                2007               8,852
                                2008               8,820
                                2009               7,635
                                2010               5,291
                                Thereafter        30,602
                                                 -------
                                                 $70,052
                                                 =======

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. INVENTORIES

The components of inventory as of December 31, 2005 and 2004, are as follows:

                                                              2005       2004
                                                            --------   --------
                                                               (IN THOUSANDS)
Raw materials                                               $127,465   $ 97,528
Work-in-process                                               48,900     51,137
Finished goods                                                34,152     27,543
                                                            --------   --------
                                                            $210,517   $176,208
                                                            ========   ========

7. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2005 and 2004, are summarized as follows:

                                                              2005       2004
                                                            --------   --------
                                                               (IN THOUSANDS)
Land                                                        $  5,315   $  6,096
Buildings and improvements                                    45,398     39,308
Machinery and equipment                                       63,978     53,947
Construction in process                                        2,279      5,873
                                                            --------   --------
Total                                                        116,970    105,224
Accumulated depreciation                                     (37,041)   (27,917)
                                                            --------   --------
                                                            $ 79,929   $ 77,307
                                                            ========   ========

Depreciation expense for the years ended December 31, 2005, 2004 and 2003, was approximately $11,779,000, $9,645,000 and $5,719,000, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2005 and 2004, are summarized as follows:

                                                              2005       2004
                                                            --------   --------
                                                                (IN THOUSANDS)
Accrued expenses                                            $ 75,505  $  69,494
Vest exchange program / warranty revision accrual
   (See Note 23)                                              18,511      1,375
Customer deposits                                              5,837     32,317
Deferred consideration for acquisitions                        1,071      4,061
                                                            --------   --------
                                                            $100,924   $107,247
                                                            ========   ========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. SHORT AND LONG TERM DEBT

SHORT TERM DEBT

                                                               2005       2004
                                                             --------   --------
                                                                 (IN THOUSANDS)
2% Convertible Notes (a)                                     $341,751   $341,579
Credit facility - Colombia (b)                                  1,565      2,177
Credit facility - Brazil (c)                                      958         --
                                                             --------   --------
                                                             $344,274   $343,756
                                                             ========   ========

(a) On October 29, 2004, we completed the placement of $300 million aggregate principal amount of 2.00% Senior Subordinated Convertible Notes due November 1,
2024 ("2% Convertible Notes"). On November 5, 2004, Goldman, Sachs & Co.
exercised its option to purchase an additional $45 million principal amount of the 2% Convertible Notes. The 2% Convertible Notes are guaranteed by most of our domestic subsidiaries on a senior subordinated basis (see Note 22). The 2%
Convertible Notes were initially rated B1/B+ by Moody's Investors' Service and
Standard & Poor's Rating Services, respectively. The 2% Convertible Notes will bear interest at a rate of 2.00% per year, payable on November 1 and May 1 of each year beginning on May 1, 2005 and ending on November 1, 2011. The 2%
Convertible Notes will be subject to accretion of the principal amount beginning on November 1, 2011, at a rate that provides holders with an aggregate annual yield to maturity of 2.00%, as defined in the agreement. The 2% Convertible
Notes will bear contingent interest during any six-month period beginning
November 1, 2011, of 15 basis points paid in cash if the average trading price of the notes is above certain levels. The 2% Convertible Notes will be convertible, at the bond holder's option, at any time prior to maturity, initially at a conversion rate of 18.5151 shares of our common stock per $1,000 principal amount of notes, which is the equivalent conversion price of approximately $54.01 per share, subject to adjustment. Upon conversion, we will satisfy our conversion obligation with respect to the accreted principal amount of the notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock. The conversion rate will be subject to adjustment, without duplication, upon the occurrence of any of the following events: (1) stock dividends in common stock, (2) issuance of rights and warrants, (3) stock splits and combinations, (4) distribution of indebtedness, securities or assets, (5) cash distributions, (6) tender or exchange offers, and
(7) repurchases of common stock. In accordance with U.S. GAAP, the 2%
Convertible Notes are classified as short term debt as they can be converted at any time prior to maturity.

(b) On March 12, 2003, we entered into a collateralized revolving credit facility with Corporacion Financiera to provide for working capital needs for our Colombia facility. In 2004, we expanded the collateralized revolving credit facility with four additional Colombian banks. The Colombian credit facility is a one-year revolving credit facility and, among other things, provides for total maximum borrowings of 6 billion Colombian Pesos (U.S. $2.6 million based on the exchange rate as of December 31, 2005). All borrowings under the credit facility bear interest at a rate equal to the Colombian Central Bank rate based on averages of 30 day loans, plus an applicable margin ranging from 3.5% to 4.0%.
The Colombian credit facility is guaranteed by a U.S. $100,000 standby letter of credit and bank signature notes.

(c) In February 2005, we entered into a collateralized revolving credit facility with Itau S.A. to provide working capital funds for our Brazilian facility. The
Brazilian credit facility runs through March 2006 and, among other things, provides for total maximum borrowings of 3.3 million Brazilian Reals (U.S. $1.4 million based on the exchange rate as of December 31, 2005). All borrowings under the Brazilian credit facility bear interest at a rate equal to 5% per annum. The Brazilian credit facility is guaranteed by a stand by letter of credit with Itau S.A. and other bank signature notes guaranteed by the parent company.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

LONG TERM DEBT

                                                              2005       2004
                                                            --------   --------
                                                               (IN THOUSANDS)
Credit facility (a)                                         $     --   $     --
8.25% Senior Subordinated Notes due 2013 (b)                 148,099    147,850
Note payable in annual principal and interest
   installments of $200 through January 2013, with an
   interest rate of 5%                                         1,252      1,377
Note to former officer payable in monthly principal and
   interest installments of $7 through December 2009,
   with an imputed interest rate of 9.25%                        256        310
Note payable in monthly principal and interest
   installments of $13 through September 2008, with an
   interest rate of 3%                                           415        642
Mortgage payable in monthly principal and interest
   installments of $12 through November 2013, with an
   interest rate of 6.25%                                        891        975
Minimum guaranteed royalty to former officer payable in
   monthly principal and interest installments of $4
   through August 2005, with an imputed interest rate
   of 9.2%                                                        --         31
Minimum guaranteed royalty to former officer payable in
   monthly principal and interest installments of $36
   through April 2005, with an imputed interest rate
   of 7.35%                                                       --        141
Plus fair value of interest rate swaps (c)                     1,427      6,046
                                                            --------   --------
                                                             152,340    157,372
Less current portion                                            (430)      (621)
                                                            --------   --------
                                                            $151,910   $156,751
                                                            ========   ========

(a) Credit Facility - On August 12, 2003, we terminated our existing credit facility and entered into a new collateralized revolving credit facility with
Bank of America, N.A., Wachovia Bank, N.A. and Key Bank, N.A. The new credit facility is a five-year revolving credit facility and, among other things, provides for: 1) total maximum borrowings of $60 million; 2) a $25 million sub-limit for the issuances of standby and commercial letters of credit; 3) a $5 million sub-limit for swing-line loans; and 4) a $5 million sub-limit for multi-currency borrowings. All borrowings under the new credit facility will bear interest at either 1) a rate equal to LIBOR, plus an applicable margin ranging from 1.125% to 1.625%; 2) an alternate base rate which will be the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus
0.50%; or 3) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125% to 1.625%, depending on certain conditions. The Credit Facility is guaranteed by certain of our direct and indirect domestic subsidiaries and is collateralized by, among other things,
(i) a pledge of all of the issued and outstanding shares of stock or other equity interests of certain of our domestic subsidiaries, (ii) a pledge of 65%
of the issued and outstanding voting shares of stock or other voting equity interests of certain of our direct and indirect foreign subsidiaries, (iii) a pledge of 100% of the issued and outstanding nonvoting shares of stock or other nonvoting equity interests of certain of our direct and indirect foreign subsidiaries, and (iv) a first priority perfected security interest on certain of our domestic assets and certain domestic assets of certain of our direct and indirect subsidiaries that will become guarantors of our obligations under the new credit facility, including, among other things, accounts receivable, inventory, machinery, equipment, certain contract rights, intellectual property rights and general intangibles. On January 9, 2004, we amended our Credit
Facility to broaden our ability to make additional open-market purchases of publicly-traded securities subject to certain limitations. On March 29, 2004, we amended our Credit Facility to allow us to pay dividends subject to certain limitations. On October 19, 2004, we amended our Credit Facility to allow us to subtract cash equivalents from total indebtedness in calculation of our compliance covenants. On April 14, 2005, we amended our credit agreement to amend the definition of cash equivalents to include auction rate securities held by our existing bank group. On July 26, 2005, we amended the Credit Facility to allow for advances, loans, extensions of credit to or any other investments in key suppliers of the Company in an aggregate amount not to exceed $15 million at any time outstanding for the purpose of facilitating the sale and purchase of goods and services to the Company. In addition, the amendment allows for leases or other dispositions of assets of not more than 10% of the consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Credit Facility. At December 31, 2005, we had $53.0 million in availability under our Credit Facility excluding $7.0 million in outstanding letters of credit.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(b) 8.25% Senior Subordinated Notes due 2013 - On August 12, 2003, we completed a private placement of $150 million aggregate principal amount of 8.25% Senior
Subordinated Notes due 2013 (the "8.25% Notes"). The 8.25% Notes are guaranteed by most of our domestic subsidiaries on a senior subordinated basis (see Note
22). The 8.25% Notes were sold to qualified institutional buyers in reliance on
Rule 144A of the Securities Act of 1933, as amended, and to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933, as amended. In 2004, after the completion of the private placement of the 8.25% Notes, we conducted an exchange offer pursuant to which holders of the privately placed 8.25% Notes exchanged such notes for 8.25% Notes registered under the Securities Act of
1933, as amended. The 8.25% Notes were rated B1/B+ by Moody's Investors' Service and Standard & Poor's Rating Services, respectively. During 2003, we used a portion of the funds to acquire Simula, Inc. and Hatch Imports, Inc., and we used the remaining proceeds of the offering to fund acquisitions, repay a portion of our outstanding debt and for general corporate and working capital purposes, including the funding of capital expenditures. Interest on the 8.25%
Notes is payable semiannually on the fifteenth of February and August of each year. The 8.25% Notes were issued at a discount of approximately $2.5 million to investors. The 8.25% Notes may be redeemed at our option in whole or in part on a pro-rata basis, on and after August 15, 2008, at certain specified redemption prices plus accrued interest payable to the redemption date.

(c) Fair Value of Interest Rate Swaps - On September 2, 2003, we entered into interest rate swap agreements, designated as a fair value hedge as defined under
SFAS 133 with an aggregate notional amount totaling $150 million. The agreements were entered to exchange the fixed interest rate on the 8.25% Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth day of
February and August. At December 31, 2005, the six-month LIBOR was 4.7%. The agreements are subject to other terms and conditions common to transactions of this type. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. The fair value of the interest rate swap agreements was approximately $1.4 million at December 31, 2005. The agreements are deemed to be a perfectly effective fair value hedge and therefore qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in earnings associated with the interest rate swap agreements on the 8.25% Notes.

Maturities of long-term debt are as follows:

     YEAR         (IN THOUSANDS)
---------------   --------------
2006                 $    430
2007                      453
2008                      437
2009                      338
2010                      282
Thereafter            150,400
                     --------
                     $152,340
                     ========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. DERIVATIVE FINANCIAL INSTRUMENTS

We account for derivative instruments in accordance with Statement of Financial
Accounting Standards No. 133, " Accounting for Derivative Instruments and
Hedging Activities," as amended by Statement of Financial Accounting Standards
No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging
Activities - an Amendment of SFAS 133", and Statement of Financial Accounting
Standards No. 149 "Amendment of SFAS 133 on Derivative Instruments and Hedging
Activities" (collectively "SFAS 133"). SFAS 133 requires all freestanding and embedded derivative instruments to be measured at fair value and recognized on the Consolidated Balance Sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and accounted for as either fair value hedges or cash flow hedges pursuant to the provisions of SFAS 133.

On October 29, 2004, we completed the placement of the 2% Convertible Notes. On
November 5, 2004, Goldman, Sachs & Co. exercised its option to purchase an additional $45 million principal amount of the 2% Convertible Notes. The 2%
Convertible Notes will bear interest at a rate of 2.00% per year, payable on
November 1 and May 1 of each year beginning on May 1, 2005 and ending on
November 1, 2011. The 2% Convertible Notes will be subject to accretion of the principal amount beginning on November 1, 2011, at a rate that provides holders with an aggregate annual yield to maturity of 2.00%, as defined in the agreement. The 2% Convertible Notes will bear contingent interest during any six-month period beginning November 1, 2011, of 15 basis points paid in cash if the average trading price of the notes is above certain levels. As defined in
SFAS 133, "Accounting for Derivative Instruments and Hedge Activities" the
contingent interest feature of the 2% Convertible Notes is an embedded derivative that is not considered clearly and closely related to the host contract. The fair value of this bifurcated derivative at December 31, 2005, and
December 31, 2004 is immaterial to our financial position.

We hedge the fair value of our 8.25% Notes using interest rate swaps. We enter into these derivative contracts to manage fair value changes which could be caused by our exposure to interest rate changes. On September 2, 2003, we entered into interest rate swap agreements, designated as fair value hedges as defined under SFAS 133 with an aggregate notional amount totaling $150 million.
The agreements were entered into to exchange the fixed interest rate on the
8.25% Notes for a variable interest rate equal to six-month LIBOR (4.7% at
December 31, 2005), set in arrears, plus a spread ranging from 2.735% to 2.75%
fixed semi-annually on the fifteenth of February and August each year through maturity. The agreements are subject to other terms and conditions common to transactions of this type. These fair value hedges qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the
8.25% Notes. Accordingly, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the 8.25% Notes due to changes in the market interest rate. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements on the 8.25% Notes. The fair value of the interest rate swap agreements was approximately $1.4 million and $6.0 million at December 31, 2005 and December
31, 2004, respectively, and is included in other assets and long-term debt on the accompanying consolidated balance sheets.

The fair values of our interest rate swap agreements are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the agreement, taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. INTEGRATION

We incurred integration expenses of approximately $3.7 million, $2.6 million and
$2.1 million for the years ending December 31, 2005, 2004 and 2003, respectively. Integration expenses include costs related to integrating new acquisitions and costs associated with unsuccessful acquisitions. Integration expenses in fiscal 2005 related primarily to the integration of Second Chance, which was acquired in July 2005, and Specialty Defense and Bianchi, which were acquired in the fourth quarter of 2004. Integration expenses in fiscal 2004 related primarily to the integration of Simula and Hatch, which were acquired in the fourth quarter of 2003. Integration expenses in fiscal 2003 related primarily to entities acquired during fiscal 2002, including Trasco Bremen, 911
Emergency Products, Foldable Products Group, B-Square, Inc., Speedfeed, Inc. and
Evi-Paq, Inc.

12. OTHER CHARGES

We incurred other charges of approximately $1.2 million, $7.7 million and $10.5 million for the years ending December 31, 2005, 2004 and 2003, respectively.
Other charges in fiscal 2004 includes charges for a non-cash charge of $6.3 million related to the acceleration of performance-based, long-term restricted stock awards granted to certain executives in 2002 due to our achievement of reaching certain EBITDA, as defined, targets. Other charges in fiscal 2004 also includes an impairment charge of $1.4 million to reduce the carrying value of the remaining portion of NTI to its estimated fair value. Other charges in fiscal 2003 includes a non-cash charge of $7.3 million for stock-based compensation for a performance plan for certain key executives of 350,000 shares of our common stock. On November 11, 2003, our stock price closed above $20 for the fifth consecutive trading day, which caused the complete vesting of the stock bonus awards. Other charges in fiscal 2003 also includes a $3.2 million severance charge (including a $2.1 million non-cash charge) related to the 2003 departure of our former Chief Executive Officer.

13. COMMITMENTS AND CONTINGENCIES

Employment contracts. We are party to several employment contracts as of
December 31, 2005 with certain members of management. Such contracts are for varying periods and include restrictions on competition after termination. These agreements provide for salaries, bonuses and other benefits and also specify and delineate the granting of various stock options.

Legal/litigation matters.

On January 16, 1998, our Services Division ceased operations in Angola and subsequently became involved in various disputes with SHRM S.A. ("SHRM"), its minority joint venture partner, relating to the Angolan joint venture known as
Defense System International Africa ("DSIA"). Since March 1998, we have been and continue to be involved in various legal proceedings before French courts with
SHRM, which is part of the Compass Group, regarding damages from the circumstances under which DSIA ceased doing business in Angola due to the decree of the Angolan government expelling the employees of our Services Division from
Angola. Based on consultation with our legal counsel, a possible loss estimate related to this case cannot be reasonably made and no accrual has been recorded.

Kroll, Inc. Matters

O'Gara-Hess & Eisenhardt Armoring do Brasil Ltda. ("OHE Brazil") was previously assessed 41.1 Million Reals (US $17.6 million based on the exchange rate as of
December 31, 2005) plus interest and penalties by the Brazilian tax authorities.
OHE Brazil has appealed the tax assessments and the cases are pending and we believe no accrual is necessary. To the extent that there may be any liability resulting from such assessments, we believe that we are entitled to indemnification from Kroll, Inc. for up to $7.8 million under the terms of our purchase agreement dated April 20, 2001, because the events in question with respect to up to $7.8 million of such assessments occurred prior to our purchase of the O'Gara Companies from Kroll, Inc.

In 1999 and prior to our acquisition of OHEAC in 2001, several of the former employees of Kroll O'Gara Company de Mexico, S.A. de C.V. ("O'Gara Mexico"), a
subsidiary of OHEAC, commenced labor claims against O'Gara Mexico seeking damages for unjustified termination. In late 2004, the principal labor claim was settled by us for approximately $2.2 million and two of the remaining claims were settled for

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

approximately $52,000. Kroll, Inc. indemnified us, subject to a $500,000 deductible, with respect to these settlement payments.

In December 2001, O'Gara-Hess & Eisenhardt France S.A., which was acquired from
Kroll, Inc. ("OHE France") in August 2001, sold its industrial bodywork business operated under the name Labbe/Division de O'Gara Hess & Eisenhardt France/
Carrosserie Industriells ("Carrosserie") to SNC Labbe. Subsequent to the sale, the Labbe Family Trust ("LFT"), owner of the leasehold interest upon which the
Carrosserie business is operated, sued OHE France and SNC Labbe claiming that the transfer of the leasehold was not valid because LFT had not given its consent to the transfer as required under the terms of the lease. LFT sought to have OHE France, as the sole tenant, maintain and repair the leased building with an estimated cost of between U.S. $3.7 and U.S. $7.3 million, based on the exchange rate as of December 31, 2005. The case is currently pending, and while we are contesting the allegations vigorously, we are unable to predict the outcome of this matter and as such, no amount has been accrued. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

Zylon(R)

In April, 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging that ballistic-resistant soft body armor (vests) containing Zylon(R), manufactured and sold by American Body Armor(TM), Safariland(R) and PROTECH(R), failed to meet the warranties provided with the vests. On November 5, 2004, the
Jacksonville, Florida (Duval County) Circuit Court gave final approval to a settlement reached with the Southern States Police Benevolent Association
("SSPBA") which provided that (i) purchasers of certain Zylon(R)-containing vest models could exchange their vests for other vests manufactured by the Company and, (ii) the Company would continue its internal used-vest testing program
(VestCheck(TM)). The other class action suit, which was filed by the National
Association of Police Organizations, Inc. (NAPO), in Ft. Myers, Florida (Lee
County), was voluntarily dismissed with prejudice on November 16, 2004.

On August 24, 2005, the United States Department of Justice National Institute
of Justice ("NIJ"), released its Third Status Report to the Attorney General on
Body Armor Safety Initiative Testing and Activities (the "Third NIJ Report").
The Third NIJ Report contained, among other items, information and testing data on Zylon(R) and Zylon(R)-containing vests, and substantially modified compliance standards for all ballistic-resistant vests with the implementation of the NIJ
2005 Interim Requirements for Ballistic-Resistant Body Armor. As a result of the actions of the NIJ, the Company halted all sales or shipment of any
Zylon(R)-containing vest models effective August 25, 2005, and immediately established a Supplemental Relief (renamed the Zylon(R) Vest Exchange ("ZVE"))
Program that provides either a cash or voucher option to those who purchased
Zylon(R)-containing vests from us through August 29, 2005. The ZVE Program, with the consent of the SSPBA, was given final approval by the Jacksonville, Florida
Court on October 27, 2005. (See also Note 23 for information regarding the estimated cost of the ZVE program.)

We are also voluntarily cooperating with a request for documents and data received from the Department of Justice, which is reviewing the body armor industry's use of Zylon(R), and a subpoena served by the General Services
Administration for information relating to Zylon(R).

Other Matters

In addition to the above, in the normal course of business and as a result of previous acquisitions, we are subjected to various types of claims and currently have on-going litigation in the areas of product liability, general liability and intellectual property. Our products are used in a wide variety of law enforcement situations and environments. Some of our products can cause serious personal or property injury or death if not carefully and properly used by adequately trained personnel. We believe that we have adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductible or self-insured retention. Our annual insurance premiums and self insurance retention amounts have risen significantly over the past several years and may continue to do so to the extent we are able to purchase insurance coverage. At this time, we do not believe any such claims or pending litigation will have a material impact on our financial position, operations and liquidity.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We have invested substantial resources outside of the United States and plan to continue to do so in the future. The Mobile Security Division has invested substantial resources in Europe and South America. These operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, currency risks, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions.
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

14. INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL REVENUES

For management and internal reporting purposes, we have organized our business into three segments - the Aerospace & Defense Group, the Products Group and the
Mobile Security Division. As described further in Note 1, the Aerospace &
Defense Group supplies human safety and survival systems to the U.S. military and major aerospace and defense prime contractors. The Products Group, previously referred to as the Armor Holdings Products Division, manufactures and sells a broad range of high quality equipment marketed under brand names that are known in the military and law enforcement communities. Our Mobile Security
Division, operating under the brand name CENTIGON(TM), manufactures, services, and integrates certified armoring systems into commercial vehicles, to protect against varying degrees of ballistic and blast threats on a global basis. Our
Corporate costs include the corporate management and expenses associated with managing the overall company. These expenses include compensation and benefits of corporate management and staff, legal and professional fees, and administrative and general expenses, which are not allocated to the business units. Our Corporate assets primarily include cash and cash equivalents held by the corporate entities, property & equipment related to the corporate facility and certain information technology costs, assets related to the deferred compensation plan, costs related to the issuance of debt, including the 2%
Convertible Notes, the 8.25% Notes and the Credit Facility.

Revenues, operating income and total assets, net for each of our continuing segments are as follows:

                                  2005        2004       2003
                               ----------   --------   --------
                                        (IN THOUSANDS)
Revenues:
   Aerospace & Defense         $1,188,598   $605,398   $ 91,673
   Products                       308,878    249,765    193,960
   Mobile Security                139,454    124,520     79,539
                               ----------   --------   --------
      Total revenues           $1,636,930   $979,683   $365,172
                               ==========   ========   ========

Operating income:
   Aerospace & Defense         $  206,194   $127,520   $ 22,775
   Products (a)                    25,005     32,719     33,054
   Mobile Security                 14,066     11,168      2,538
   Corporate                      (29,631)   (25,692)   (22,638)
                               ----------   --------   --------
      Total operating income   $  215,634   $145,715   $ 35,729
                               ==========   ========   ========

(a) The Products Group operating income for fiscal 2005 includes a pre-tax charge of $19.9 million for the cost of the ZVE. The Products Group operating income for fiscal 2004 includes a pre-tax charge of $5.0 million for the cost of the warranty revision program (see Notes 13 and 23).

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                              2005        2004       2003
                                           ----------   ----------   --------
                                                    (IN THOUSANDS)
Total assets:
   Aerospace & Defense                     $  543,188   $  490,754   $209,834
   Products                                   350,885      278,912    183,972
   Mobile Security                             87,866      103,799     63,161
   Corporate                                  480,923      418,886    126,303
                                           ----------   ----------   --------
      Total assets                         $1,462,862   $1,292,351   $583,270
                                           ==========   ==========   ========

Financial information with respect to revenues based on the geographic location of the customer, and property and equipment, net, to principal geographic areas, based on the actual location of the principle facility, is as follows:

                                              2005        2004       2003
                                           ----------   --------   --------
                                                    (IN THOUSANDS)
Revenues:
   United States of America                $1,452,098   $778,052   $236,037
   North America (excluding the
      United States of America)                10,404     50,614     39,492
   South America                               21,995     16,317     15,007
   Africa                                      14,400      4,693      1,420
   Europe/Asia                                138,033    130,007     73,216
                                           ----------   --------   --------
      Total revenues                       $1,636,930   $979,683   $365,172
                                           ==========   ========   ========
Total property and equipment, net:
   North America                           $   60,573   $ 54,332   $ 38,337
   South America                                1,419      1,461      1,392
   Europe/Asia                                 17,937     21,514     17,847
                                           ----------   --------   --------
      Total property and equipment, net:   $   79,929   $ 77,307   $ 57,576
                                           ==========   ========   ========

15. INCOME TAXES

Provision for income taxes from continuing operations for the years ended
December 31, 2005, 2004 and 2003 consisted of the following:

                                              2005        2004       2003
                                           ----------   --------   --------
                                                    (IN THOUSANDS)
Current
   U.S. Federal                            $   71,062  $ 42,552   $  9,347
   State                                        8,148     4,322      1,040
   Foreign                                      5,069     5,537        403
                                           ----------  --------   --------
      Total current                            84,279    52,411     10,790
                                           ----------  --------   --------
Deferred
   U.S. Federal                                (3,164)    3,328      3,274
   State                                         (296)      989     (1,268)
   Foreign                                         49      (311)     1,407
                                           ----------  --------   --------
      Total deferred                           (3,411)    4,006      3,413
                                           ----------  --------   --------
      Total provision for income taxes     $   80,868  $ 56,417   $ 14,203
                                           ==========  ========   ========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Significant components of our net deferred tax liability as of December 31, 2005 and 2004, are as follows:

                                                              2005       2004
                                                            --------   --------
                                                               (IN THOUSANDS)
Deferred tax assets:
   Reserves not currently deductible                        $ 20,404   $  8,535
   Capital loss                                               11,469      9,545
   Operating loss carryforwards                                2,851      3,163
   Accrued expenses                                            3,140      1,931
   Foreign tax credits                                           729      1,122
   Research and development and other credits                    959      1,129
   Other                                                          97         --
                                                            --------   --------
                                                              39,649     25,425
Deferred tax asset valuation allowance                       (12,569)    (9,620)
                                                            --------   --------
Deferred tax asset, net of valuation allowance                27,080     15,805
Deferred tax liability:
   Goodwill not amortized for financial
      statement purposes under SFAS 142                      (10,734)    (5,924)
   Patents, trademarks and purchased intangibles             (23,969)   (26,416)
   Interest on 2% Convertible Notes                           (7,732)    (1,141)
   Property and equipment                                     (7,800)    (9,541)
   Other                                                          --       (642)
                                                            --------   --------
Net deferred tax liability                                  $(23,155)  $(27,859)
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

Our valuation allowance at December 31, 2005, consisted of approximately $11.5 million related to capital loss carryforwards and approximately $1.0 million related to net operating loss and tax credit carryforwards. The increase in our valuation allowance was primarily attributable to certain capital losses realized in 2005, the unrealized holding loss on equity-based securities which was offset to accumulated other comprehensive income, and the finalization of purchase accounting related to various acquisitions.

As of December 31, 2005, we have U.S. federal, state, and foreign net operating losses ("NOLs") providing a tax effected benefit of $2.8 million. The NOLs expire in varying amounts in fiscal years 2011 through 2024. At December 31,
2005, we also have certain state income tax credits of approximately $1.0 million that are subject to limitations under Internal Revenue Code ("IRC")
Section 383. We also have approximately $0.7 million of foreign tax credits expiring in 2015.

In connection with our acquisitions of Specialty Defense and Bianchi, we recorded net deferred tax liabilities of approximately $12.3 million and $13.1 million, respectively, relating primarily to identifiable intangibles, which are not deductible for U.S. federal income tax purposes. These net deferred tax liabilities were offset as an increase to goodwill. Additionally, in 2004, we recorded a net deferred tax liability of approximately $780,000 related to the finalization of purchase accounting for the December 2003 acquisition of Hatch, which was offset as an increase to goodwill.

In April 2004, we reached an agreement with the Internal Revenue Service ("IRS")
regarding our tax returns for the years ended December 31, 2001 and 2000 that did not have a material impact on our financial position, operations or liquidity. On February 9, 2006, we were notified by the IRS that our tax returns for the taxable years ended December 31, 2003 and 2004, had been selected for examination. We do not expect this examination will have a material impact on our financial position, operations or liquidity.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

United States income taxes have not been provided on certain undistributed earnings of non-U.S. subsidiaries of approximately $14.1 million. These earnings are considered to be permanently reinvested in non-U.S. operations. The determination of the U.S. tax liability related to these earnings is not practicable.

Net deferred tax liabilities described above have been included in the accompanying Consolidated Balance Sheets as follows:

                                       2005       2004
                                     --------   --------
                                        (IN THOUSANDS)
Other current assets                 $ 21,382   $ 10,368
Deferred income taxes                 (44,537)   (38,227)
                                     --------   --------
Total net deferred tax liabilities   $(23,155)  $(27,859)
                                     ========   ========

The sources of income from continuing operations before income taxes are:

                                       2005       2004       2003
                                     --------   --------   -------
                                             (IN THOUSANDS)
Domestic                             $200,683   $123,050   $25,681
Foreign                                12,695     13,944     5,528
                                     --------   --------   -------
Total                                $213,378   $136,994   $31,209
                                     ========   ========   =======

The following reconciles the provision for income taxes computed at the Federal statutory income tax rate to the provision for income taxes recorded in the
Consolidated Statements of Operations for the years ended December 31, 2005,
2004 and 2003:

                                                       2005   2004   2003
                                                       ----   ----   ----
Provision for income taxes at statutory federal rate   35.0%  35.0%  35.0%
State and local income taxes, net of Federal benefit    2.4    2.5   (0.5)
Compensation subject to IRC Section 162(m)              0.0    2.5    8.6
Foreign income taxes                                    0.3    0.3    2.1
Other permanent items                                   0.2    0.9    0.3
                                                       ----   ----   ----
                                                       37.9%  41.2%  45.5%
                                                       ====   ====   ====

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

Common stock. On June 15, 2004, we sold 4,000,000 primary shares of common stock at a price of $37.50 per share, raising $142.5 million of net proceeds after deducting the underwriter discounts and commissions. In addition, our board of directors granted the underwriters a 30-day option to purchase up to 600,000 shares. The 30-day option expired unexercised on July 15, 2004. We used the net proceeds from the offering to primarily fund the acquisitions of
Specialty Defense and Bianchi International in the fourth quarter of 2004.

On June 22, 2004, our stockholders approved an amendment to our Certificate of
Incorporation, as amended, that increased the number of shares of our authorized capital stock to 80,000,000, 75,000,000 shares of which are common stock and
5,000,000 shares of which are preferred stock.

Treasury stock. We had 6,060,222 shares in treasury as of December 31, 2005 and
2004.

Stock options and grants. On June 22, 2005, we implemented the 2005 Stock
Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance of up to
2,500,000 shares of our common stock. Any shares of our common stock granted as restricted stock, performance stock or other stock-based awards will be counted against the shares authorized as one and eight-tenths (1.8) shares for every one share issued in connection with such award. The 2005 Stock Incentive Plan authorizes the granting of stock options, restricted stock, performance awards and other stock-based awards to employees, officers, directors and consultants, independent contractors and advisors of the Company and its subsidiaries. In accordance with the 2005 Stock Incentive Plan, our pre-existing stock incentive plans described below are frozen. Accordingly, we are no longer authorized to grant awards under such pre-existing plans.

During 2002, we implemented two new stock option plans. The 2002 Stock Incentive
Plan authorizes the issuance of up to 2,700,000 shares of our common stock upon the exercise of stock options or in connection with the issuance of restricted stock and stock bonuses. On June 22, 2004, our stockholders approved an amendment to increase, by 2,000,000 shares, the total number of shares of common stock that may be awarded under the 2002 Stock Incentive Plan. The 2002 Stock
Incentive Plan authorizes the granting of stock options, restricted stock and stock bonuses to employees, officers, directors and consultants, independent contractors and advisors of the Company and its subsidiaries. The 2002 Executive
Stock Plan provides for the grant of a total of 470,000 stock options and stock awards to our key employees. The terms and provisions of the 2002 Executive
Stock Plan are substantially the same as the 2002 Stock Incentive Plan, except that we may only grant non-qualified stock options under the 2002 Executive
Stock Plan. The 2002 Executive Stock Plan was adopted on March 13, 2002, and all shares available for grant under the 2002 Executive Stock Plan were granted to our executive officers on March 13, 2002.

In 1999, we implemented the 1999 Stock Incentive Plan. We reserved 2,000,000 shares of our common stock for the 1999 Stock Incentive Plan. The 1999 Stock
Incentive Plan provides for the granting of options to employees, officers, directors, consultants, independent contractors and advisors of the Company. The option prices of stock which may be purchased under the 1999 Stock Incentive
Plan are not less than the fair market value of common stock on the dates of the grants. During 1998, we implemented a new non-qualified stock option plan.
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

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2005, 2004 and
2003:

                                           2005           2004         2003
                                          -------       -------       ------
Expected life of option                       5.2 yrs       4.7 yrs      4.0 yrs
Dividend yield                                  0%            0%           0%
Volatility                                   48.5%         50.0%        49.8%
Risk free interest rate                      4.03%         3.36%        2.51%

The weighted average fair value of options granted during 2005, 2004 and 2003 are as follows:

                                            2005          2004         2003
                                          -------       -------       ------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Fair value of each option granted         $ 19.23       $ 15.57       $ 6.21
Total number of options granted             1,728           979          898
Total fair value of all options granted   $33,229       $15,243       $5,576

Outstanding options, generally consisting of ten-year or seven-year incentive and non-qualified stock options, generally vest and become exercisable over a three or five year period from the date of grant. Other options granted are immediately vested, but are subject to lock-up provisions that disallow the recipient from selling the shares until the lock-up expires, which is generally over a seven year period. The outstanding options generally expire ten or seven years from the date of grant or upon retirement from the Company, respectively, and are contingent upon continued employment during the applicable ten-year or seven-year period.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of the status of stock option grants as of December 31, 2005, and changes during the three years ending December 31, 2005, is presented below:

                                                           WEIGHTED
                                                            AVERAGE
                                             OPTIONS    EXERCISE PRICE
                                           ----------   --------------
Outstanding at December 31, 2002            4,284,658       $ 7.81
Granted                                       898,347       $16.62
Exercised                                    (724,934)      $11.83
Forfeited                                    (567,150)      $21.52
                                           ----------
Outstanding at December 31, 2003            3,890,921       $17.00
Granted                                       979,000       $33.95
Exercised                                  (1,642,195)      $15.36
Forfeited                                     (69,210)      $17.26
                                           ----------
Outstanding at December 31, 2004            3,158,516       $23.15
Granted                                     1,727,500       $40.54
Exercised                                    (975,189)      $19.61
Forfeited                                    (100,270)      $39.15
                                           ----------
Outstanding at December 31, 2005            3,810,557       $31.51
                                           ==========
Options exercisable at December 31, 2005    3,631,651       $31.46
                                           ==========

The following table summarizes information about stock options outstanding at
December 31, 2005:

                                                   REMAINING
                         OPTIONS       OPTIONS      LIFE IN
EXERCISE PRICE RANGE   OUTSTANDING   EXERCISABLE     YEARS
--------------------   -----------   -----------   ---------
$7.50 - $11.19             79,767        79,767       2.6
13.19 - 13.98              59,797        46,961       6.1
14.00 - 14.55             446,048       438,547       6.6
15.05 - 17.12             280,344       280,344       7.2
23.09 - 23.26              54,301        54,301       6.1
24.07 - 25.07             269,300       265,966       6.5
25.69 - 28.90             370,000       364,999       8.1
33.04 - 36.05             466,500       321,266       8.6
37.90 - 38.99             938,000       938,000       9.2
39.20 - 45.93             846,500       841,500       8.3
                        ---------     ---------
Total                   3,810,557     3,631,651       8.0
                        =========     =========

Remaining non-exercisable options as of December 31, 2005, become exercisable as follows:

2006                50,770
2007                44,933
2008                41,599
2009                41,604
Thereafter              --

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Restricted stock and stock bonuses. We granted the following restricted stock and stock bonuses during the years ended December 31, 2005, 2004 and 2003:

                                                        2005      2004      2003
                                                      -------   -------   --------
                                                          (IN THOUSANDS, EXCEPT
                                                                SHARE DATA)

Restricted stock and stock bonus shares granted        59,116    70,534    416,500
Weighted-average fair value per share at grant date   $ 43.18   $ 38.58   $  19.89
Compensation cost recognized                          $   559   $ 9,082   $ 10,157

In the year ended December 31, 2004, we recorded a $6.3 million non-cash charge for the acceleration of performance-based, long-term restricted stock awards granted to certain executives in 2002. In the year ended December 31, 2003, we recorded a $7.3 million non-cash charge for stock-based compensation for a performance plan for certain key executives and a $1.3 million non-cash charge severance charge related to the departure of our former Chief Executive Officer.

Earnings per share. The following details the earnings per share computations on a basic and diluted basis for the years ended December 31, 2005, 2004 and 2003:

                                                        2005       2004      2003
                                                      --------   -------   -------
                                                           (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)

Numerator for basic and diluted earnings per share:
   Net income available to common shareholders        $132,510   $80,539   $10,886
                                                      --------   -------   -------
Denominator:
      Basic earnings per share weighted-average
         shares outstanding                             34,602    31,419    28,175
   Effect of dilutive securities:
      Effect of shares issuable under stock option
         and stock grant plans, based on the
         treasury stock method                           1,220     1,606       779
                                                      --------   -------   -------
Diluted earnings per share
   Adjusted weighted-average shares outstanding         35,822    33,025    28,954
                                                      --------   -------   -------
Basic earnings per share                              $   3.83   $  2.56   $  0.39
                                                      ========   =======   =======
Diluted earnings per share                            $   3.70   $  2.44   $  0.38
                                                      ========   =======   =======

As described in Note 1, we will be required to apply the expense recognition provisions of FAS 123R beginning in the first quarter of 2006. We expect to incur approximately $1.6 million of expense in the year ended December 31, 2006, as a result of the adoption of FAS 123R.

Other contingent shares. The dilutive effect of shares issuable under stock award plans does not include 649,000 stock options awarded that were anti-dilutive as of December 31, 2005. In addition, certain of our executives are entitled to receive performance stock bonus awards of 450,000 shares of our common stock if at any time between January 1, 2005 and December 31, 2007 certain conditions are met as defined in their employment agreements. At our discretion, we are able to settle these performance stock bonus awards in cash.

Our 2% Convertible Notes include net share settlement of the conversion option and cash settlement of the par amount. As a result, this requires us to use the treasury stock method to calculate the dilutive effect of our 2% Convertible
Notes. There was no effect on our diluted share count during the years ended
December 31, 2005 and 2004.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17. SUPPLEMENTAL CASH FLOW INFORMATION

We have revised our 2004 and 2003 Consolidated Statements of Cash Flow to
separately disclose the operating, investing and financing portions of cash flows attributable to our discontinued operations. We had previously reported these amounts on a combined basis.

                                                     2005      2004     2003
                                                   -------   -------   ------
                                                          (IN THOUSANDS)
Cash paid during the year for:
   Interest                                        $17,438   $ 7,668   $1,245
                                                   =======   =======   ======
   Income taxes, net of refunds                    $79,290   $36,772   $7,886
                                                   =======   =======   ======

                                                     2005     2004      2003
                                                   -------  --------  -------
                                                           (IN THOUSANDS)
Acquisitions of businesses, net of cash acquired:
   Fair value of assets acquired                   $41,186  $118,120  $72,132
   Goodwill                                          7,297    86,073   76,802
   Liabilities assumed                              (1,678)  (45,751) (58,422)
   Stock issued                                         --        --       --
                                                   -------  --------  -------
   Total cash paid, net of cash acquired           $46,805  $158,442  $90,512
                                                   =======  ========  =======

18. QUARTERLY RESULTS (UNAUDITED)

The following table presents summarized unaudited quarterly results of operations for the Company for fiscal 2005 and 2004. We believe all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the Consolidated
Financial Statements and Notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors.
Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

                                            FISCAL 2005
                             -----------------------------------------
                               FIRST     SECOND      THIRD     FOURTH
                              QUARTER    QUARTER    QUARTER    QUARTER
                             --------   --------   --------   --------
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                     $364,965   $371,642   $447,664   $452,659
Gross profit (a)             $ 91,310   $ 95,802   $ 80,026   $101,296
Net income                   $ 31,029   $ 37,415   $ 26,483   $ 37,583
Basic earnings per share     $   0.90   $   1.09   $   0.76   $   1.07
Diluted earnings per share   $   0.87   $   1.05   $   0.74   $   1.04

(a) Gross profit in the third and fourth quarter of 2005 includes $19.4 million and $500,000, respectively, related to the Zylon(R) vest exchange program.

                                            FISCAL 2004
                             -----------------------------------------
                               FIRST     SECOND      THIRD     FOURTH
                              QUARTER    QUARTER    QUARTER    QUARTER
                             --------   --------   --------   --------
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                     $161,628   $223,704   $256,803   $337,548
Gross profit (b)             $ 47,560   $ 66,458   $ 66,346   $ 80,127
Net income                   $ 12,490   $ 17,821   $ 23,874   $ 26,354
Basic earnings per share     $   0.44   $   0.60   $   0.73   $   0.78
Diluted earnings per share   $   0.42   $   0.57   $   0.70   $   0.74

(b) Gross profit in the third quarter of 2004 includes $5.0 million related to the Zylon(R) warranty revision program.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

19. EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

In October 1997, we formed a 401(k) plan, (the "Plan") which provides for voluntary contributions by employees and allows for a discretionary contribution by us in the form of cash. We made contributions of approximately $2.5 million,
$520,000 and $332,000 to the Plan in 2005, 2004 and 2003, respectively.

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

On November 18, 2004, we acquired Specialty Defense and the Specialty Plastics
Products, Inc. and Affiliated Companies 401(k) Savings Plan, which provides for voluntary contributions by employees and allows for a discretionary contribution by us in the form of cash. We made contributions of approximately $22,000 and
$13,000 to the Specialty Plastics Products, Inc. and Affiliated Companies 401(k)
Savings Plan in 2005 and 2004, respectively. On February 1, 2005, the Specialty
Plastics Products, Inc. and Affiliated Companies 401(k) Savings Plan was
combined into our Plan.

On December 30, 2004, we acquired Bianchi International and the Bianchi
International 401(k) Retirement Savings Plan which provides for voluntary contributions by employees and allows for a discretionary contribution by us in the form of cash. We made contributions of $193,000 and $0 to the Bianchi
International 401(k) Retirement Savings Plan in 2005 and 2004, respectively. On
January 1, 2006, the Bianchi International 401(k) Retirement Savings Plan was
combined into our Plan.

DEFINED BENEFIT PLANS

On January 25, 2006, we formally adopted a supplemental nonqualified defined benefit pension plan referred to as the Armor Holdings, Inc. Executive
Retirement Plan (the "SERP"). The SERP provides supplemental retirement benefits for employees of the Company and its subsidiaries who are employed at a job level of senior vice president or higher and who are selected by our
Compensation Committee of the Board of Directors for participation.

The normal form of payment for a normal retirement at age 62 under the SERP, or for a late retirement, is a monthly annuity payment for the participant's lifetime based on 2% of the participant's final average pay multiplied by each year of service with the Company, as defined in the SERP. A participant will not receive any credit for pre-acquisition service for a company or business that is acquired by the Company or its subsidiaries, but a participant may be granted additional years of credited service at the discretion of the Compensation
Committee. Alternate forms of payment, including various forms of annuity and a single sum distribution, are available under the SERP. Reduced benefits may be paid in the case of an early retirement or a pre-retirement death. Early retirement under the SERP is the earlier of (i) attaining age 60 or (ii)
attaining age 55 and completing 10 years of service with the Company. A participant is eligible for a deferred vested benefit upon attaining ten years of credited service. A pre-retirement death benefit is payable if a vested participant dies before retirement.

We acquired Simula's noncontributory defined benefit pension plan (the "Pension
Plan") for employees on December 9, 2003. The Pension Plan was originally adopted as of November 1, 1980. Contributions were made to the Pension Plan based upon actuarially determined amounts. Effective July 1, 1999, Simula froze the Plan for new participants. Effective December 8, 2003, prior to our acquisition of the Pension Plan, Simula froze the Pension Plan for future service for all participants. We elected to payout the Supplemental Retirement
Plan of Simula, representing $1.1 million of the net amount recognized, on
February 25, 2004.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The funded status and amounts recognized in our balance sheet at December 31,
2005 and 2004, for these defined benefit plans, are as follows:

                                                               2005       2004
                                                              -------   -------
                                                                (IN THOUSANDS)
Actuarial present value of benefit obligation:
Accumulated benefit obligation                                $16,400   $ 8,109
Effect of projected future compensation increases               2,528        --
                                                              -------   -------
Projected benefit obligation                                   18,928     8,109
Pension Plan assets at fair value                              (7,258)   (6,719)
Contributions after measurement date                              (70)      (58)
                                                              -------   -------
Unfunded status                                                11,600     1,332
Unrecognized prior service cost                                (7,901)       --
Unrecognized net actuarial loss                                (1,115)     (324)
Unrecognized transition asset                                     466        --
                                                              -------   -------
Net amount recognized                                         $ 3,050   $ 1,008
                                                              =======   =======

Reconciliation of the projected benefit obligation is as follows:

                                                                2005      2004
                                                              -------   -------
                                                                (IN THOUSANDS)
Projected benefit obligation at beginning of year             $ 8,109   $ 8,810
   Plan amendment for adopting SERP effective
      January 1, 2005                                           8,529        --
   Service cost                                                 1,329        --
   Interest cost                                                  944       472
   Actuarial loss                                                 327       262
   Benefits paid                                                 (310)   (1,435)
                                                              -------   -------
Projected benefit obligation at end of year                   $18,928   $ 8,109
                                                              =======   =======

Reconciliation of the fair value of plan assets is as follows:

                                                                2005      2004
                                                               ------   -------
                                                                 (IN THOUSANDS)
Fair value of plan assets at beginning of year                 $6,719   $ 6,169
   Employer contributions                                         309     1,570
   Actual gain                                                    540       415
   Benefits paid                                                 (310)   (1,435)
                                                               ------   -------
Fair value of plan assets at end of year                       $7,258   $ 6,719
                                                               ======   =======

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Net periodic pension cost includes the following:

                                                           2005     2004   2003
                                                          ------   -----   ----
                                                              (IN THOUSANDS)

Service Cost                                              $1,329   $  --   $ --
Interest Cost                                                944     472     56
Expected return on assets                                   (539)   (504)    --
Transition asset recognition                                  --      --     --
Prior service cost                                           629      --     --
Net loss recognition                                          --      --     --
                                                          ------   -----   ----
Net periodic pension cost (income)                        $2,363   $ (32)  $ 56
                                                          ======   =====   ====

Amounts recognized in the Consolidated Balance Sheets consist of the following:

                                                                 2005     2004
                                                                ------   ------
                                                                 (IN THOUSANDS)

Other assets                                                   $ 4,906  $    --
Pension liability                                               (9,071)  (1,008)
Accumulated other comprehensive loss                             1,115
                                                                ------  -------
Net amount recognized                                          $(3,050) $(1,008)
                                                               =======   ======

Our weighted-average asset allocations by asset category are as follows (the
SERP plan is currently unfunded):

                                                                   2005   2004
                                                                   ----   ----
Equity securities                                                    75%    72%
Debt securities                                                      23%    22%
Other                                                                 2%     6%
                                                                    ---    ---
Total                                                               100%   100%
                                                                    ===    ===

Our investment strategy is to invest the Pension Plan's assets in a diversified portfolio of domestic and international equity, fixed income and cash equivalents to provide long-term growth in plan assets. This strategy, the resulting allocation of Pension Plan assets and the selection of independent investment managers are reviewed periodically.

We expect to contribute approximately $275,000 to the Pension Plan in fiscal
2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                               YEAR      (IN THOUSANDS)
                            ----------   --------------
                            2006              $  297
                            2007                 323
                            2008               1,143
                            2009                 475
                            2010                 520
                            2011-2015          6,051
                                             -------
                                              $8,809
                                             =======

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Assumptions used to determine benefit obligations:

                                                                    2005   2004
                                                                    ----   ----
Discount or settlement rate                                         5.50%  6.00%
Rate of increase in compensation levels                             5.00%  3.25%
Expected long-term rate of return on Plan assets                    8.00%  8.00%

Assumptions used to determine net periodic pension costs:

                                                          2005      2004   2003
                                                       ----------   ----   ----
Discount or settlement rate                            5.50%-6.00%  6.00%  6.00%
Rate of increase in compensation levels                3.25%-5.00%  3.25%  3.25%
Expected long-term rate of return on Plan assets             8.00%  8.00%  8.00%

The assumptions in the above table were reviewed as of December 31, 2005, and found to be relevant based on current yields of high quality fixed income investments with maturities corresponding to the expected duration of the benefit obligations. We use a measurement date of October 31 for our employee benefit plans.

20. RELATED PARTY TRANSACTIONS

Effective as of January 1, 2002, Kanders & Company, Inc. ("Kanders & Co."), a
corporation controlled by Warren B. Kanders, the Chairman of our Board of
Directors and our Chief Executive Officer, entered into an agreement with us to provide certain investment banking, financial advisory and related services for a five year term which was to expire on December 31, 2006. Under the terms of the agreement, Kanders & Co. was to receive a mutually agreed upon fee on a transaction-by-transaction basis during the term of the agreement. The aggregate fees under this agreement were not to exceed $1,575,000 during any calendar year. We also agreed to reimburse Kanders & Co. for out-of-pocket expenses including Kanders & Co.'s expenses for office space, an executive assistant, furniture and equipment, travel and entertainment, fees and disbursements of counsel, and consultants retained by Kanders & Co. In April 2003, in connection with Mr. Kanders being appointed Chief Executive Officer of the Company, the
Company and Kanders & Co. agreed to terminate the agreement pursuant to which
Kanders & Co. provided certain services to the Company. We paid Kanders & Co.
$143,000 for investment banking services during fiscal 2003 (through and including April 2003 only). We continue to reimburse Kanders & Co. for out-of-pocket expenses in Mr. Kanders role as Chief Executive Officer. We reimbursed Kanders & Co. for out-of-pocket expenses in the aggregate amount of
$259,000, $369,000 and $184,000 during the fiscal years ended December 31, 2005,
2004 and 2003, respectively.

Effective as of January 1, 2003, we entered into a Transportation Services
Agreement with Kanders Aviation, LLC, an entity controlled by Mr. Kanders, our
Chairman of the Board and Chief Executive Officer. Pursuant to the terms of the
Transportation Services Agreement and upon our request, Kanders Aviation may, in its sole discretion, provide us with airport to airport air transportation services via certain aircraft. The Transportation Services Agreement will remain in effect indefinitely until terminated by written notice by either party thereto to the other party thereto. During the term of the Transportation
Services Agreement, we will reimburse Kanders Aviation for services provided by
Kanders Aviation to us and any additional expenses incurred by Kanders Aviation in connection with such air transportation services. We reimbursed Kanders
Aviation $332,000 for such expenses during the fiscal year ended December 31,
2004. There were no services provided us under this agreement during 2005 and as such there was no related expense during the fiscal year ended December 31,
2005.

Nicholas Sokolow, one of our directors, is a member of the law firm Sokolow,
Dunaud, Mercadier & Carreras located in Paris, France. We did not retain
Sokolow, Dunaud, Mercadier & Carreras during the fiscal years ended December 31,
2005 or 2004, nor do we expect to in the future. During the fiscal year ended
December 31, 2003, we paid Sokolow, Dunaud, Mercadier & Carreras $124,000 for legal services in connection with various acquisitions.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

21. OPERATING LEASES

We are party to certain real estate, air craft, equipment and vehicle leases.
Several leases include options for renewal and escalation clauses. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Approximate total future minimum annual lease payments under all non-cancelable leases are as follows:

YEAR         (IN THOUSANDS)
----------   --------------
2006             $ 7,401
2007               5,427
2008               3,621
2009               3,044
2010               2,082
Thereafter        13,373
                 -------
                 $34,948
                 =======

We incurred rent expense of approximately $7.5 million, $5.0 million and $1.5 million during the years ended December 31, 2005, 2004 and 2003, respectively.

22. GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

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

The following consolidating financial information presents the Consolidating
Balance Sheets as of December 31, 2005 and December 31, 2004, the related
Consolidating Statements of Operations for each of the year ended December 31,
2005, 2004 and 2003, and the related Consolidating Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003 for:

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

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS

                                                                             DECEMBER 31, 2005
                                                  ----------------------------------------------------------------------
                                                                GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                                    PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                  ----------   ------------   ------------   ------------   ------------
                                                                              (IN THOUSANDS)

ASSETS
   Current assets:
      Cash and cash equivalents                   $  423,961    $   23,879      $ 24,001      $        --    $  471,841
      Accounts receivable, net                            --       190,740        20,541               --       211,281
      Costs and earned gross profit in excess
         of billings                                      --           843            --               --           843
      Intercompany receivables                       101,956       109,177        39,170         (250,303)           --
      Inventories                                         --       185,032        25,485               --       210,517
      Prepaid expenses and other current assets        2,316        32,806         2,965               --        38,087
                                                  ----------    ----------      --------      -----------    ----------
   Total current assets                              528,233       542,477       112,162         (250,303)      932,569
   Property and equipment, net                         2,052        57,326        20,551               --        79,929
   Goodwill, net                                          --       271,708         1,988               --       273,696
   Patents, licenses and trademarks, net                  --       130,216           404               --       130,620
   Other assets                                       15,221         2,089        28,738               --        46,048
   Investment in subsidiaries                        795,098       117,776            --         (912,874)           --
                                                  ----------    ----------      --------      -----------    ----------
   Total assets                                   $1,340,604    $1,121,592      $163,843      $(1,163,177)   $1,462,862
                                                  ==========    ==========      ========      ===========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current portion of long-term debt           $       --    $      283      $    147      $        --    $      430
      Short-term debt                                341,752            --         2,522               --       344,274
      Accounts payable                                   607        80,300        10,056               --        90,963
      Accrued expenses and other current
         liabilities                                  16,660        65,346        18,918               --       100,924
      Income taxes payable                            (5,105)       12,257         1,615               --         8,767
      Intercompany payables                          115,076        22,682       112,545         (250,303)           --
                                                  ----------    ----------      --------      -----------    ----------
         Total current liabilities                   468,990       180,868       145,803         (250,303)      545,358
   Long-term debt, less current portion              149,528         2,115           267               --       151,910
   Other long-term liabilities                         7,333         3,142            --               --        10,475
   Deferred income taxes                               4,171        39,390           976               --        44,537
                                                  ----------    ----------      --------      -----------    ----------
   Total liabilities                                 630,022       225,515       147,046         (250,303)      752,280
   Stockholders' equity:
      Preferred stock                                     --         1,450            --           (1,450)           --
      Common stock                                       415         3,193         7,852          (11,045)          415
      Additional paid-in capital                     525,890       533,682        14,778         (548,460)      525,890
      Retained earnings (accumulated deficit)        257,991       357,752        (5,833)        (351,919)      257,991
      Accumulated other comprehensive loss            (1,397)           --            --               --        (1,397)
      Treasury stock                                 (72,317)           --            --               --       (72,317)
                                                  ----------    ----------      --------      -----------    ----------
   Total stockholders' equity                        710,582       896,077        16,797         (912,874)      710,582
                                                  ----------    ----------      --------      -----------    ----------
   Total liabilities and stockholders' equity     $1,340,604    $1,121,592      $163,843      $(1,163,177)   $1,462,862
                                                  ==========    ==========      ========      ===========    ==========

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
                                                  ==========     ========       ========      =========      ==========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31, 2005
                                                  ----------------------------------------------------------------------
                                                                 GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                                    PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                  ----------   ------------   ------------   ------------   ------------
                                                                              (IN THOUSANDS)

REVENUES:
   Aerospace & Defense                            $      --     $1,199,262      $     --      $ (10,664)     $1,188,598
   Products                                              --        253,862        55,016             --         308,878
   Mobile Security                                       --         40,302        99,485           (333)        139,454
                                                  ---------     ----------      --------      ---------      ----------
   Total revenues                                        --      1,493,426       154,501        (10,997)      1,636,930
                                                  ---------     ----------      --------      ---------      ----------
COSTS AND EXPENSES:
   Cost of revenues                                      --      1,137,457       122,136        (10,997)      1,248,596
   Cost of vest exchange program / warranty
      revision                                           --         19,900            --             --          19,900
   Selling, general and administrative expenses      28,852         94,644        15,808             --         139,304
   Amortization                                          --          8,621             6             --           8,627
   Integration                                          625          3,044            --             --           3,669
   Other charges                                         --             --         1,200             --           1,200
                                                  ---------     ----------      --------      ---------      ----------
OPERATING (LOSS) INCOME                             (29,477)       229,760        15,351             --         215,634
   Interest expense (income), net                     6,254           (393)          420             --           6,281
   Other income, net                                 (3,962)           (49)          (14)            --          (4,025)
   Equity in (earnings) losses of subsidiaries     (157,015)        (4,833)           --        161,848              --
   Related party interest expense (income), net          16            (19)            3             --              --
                                                  ---------     ----------      --------      ---------      ----------
INCOME FROM CONTINUING OPERATIONS BEFORE
   (BENEFIT) PROVISION FOR INCOME TAXES             125,230        235,054        14,942       (161,848)        213,378
(BENEFIT) PROVISION FOR INCOME TAXES                 (7,280)        81,889         6,259             --          80,868
                                                  ---------     ----------      --------      ---------      ----------
NET INCOME                                        $ 132,510     $  153,165      $  8,683      $(161,848)     $  132,510
                                                  =========     ==========      ========      =========      ==========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31, 2004
                                             ---------------------------------------------------------------------
                                                           GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                               PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                             ---------   ------------   ------------   ------------   ------------
                                                                         (IN THOUSANDS)

REVENUES:
   Aerospace & Defense                       $      --     $605,398       $     --      $      --       $605,398
   Products                                         --      204,122         45,643             --        249,765
   Mobile Security                                  --       25,531        102,224         (3,235)       124,520
                                             ---------     --------       --------      ---------       --------
   Total revenues                                   --      835,051        147,867         (3,235)       979,683
                                             ---------     --------       --------      ---------       --------
COSTS AND EXPENSES:
   Cost of revenues                                 --      599,505        117,922         (3,235)       714,192
   Cost of vest exchange program /
      warranty revision                             --        5,000             --             --          5,000
   Selling, general and administrative
      expenses                                  17,455       69,122         13,684             --        100,261
   Amortization                                     --        4,243             12             --          4,255
   Integration                                     529        2,029             --             --          2,558
   Other charges                                 7,702           --             --             --          7,702
   Related party management fees (income),
      net                                           --          (15)            15             --             --
                                             ---------     --------       --------      ---------       --------
OPERATING (LOSS) INCOME                        (25,686)     155,167         16,234             --        145,715
   Interest expense, net                         6,511          103            162             --          6,776
   Other expense (income), net                   1,917          421           (393)            --          1,945
   Equity in earnings of subsidiaries         (108,631)      (2,691)            --        111,322             --
   Related party interest expense
      (income), net                                 16          (18)             2             --             --
                                             ---------     --------       --------      ---------       --------
INCOME FROM CONTINUING OPERATIONS
   BEFORE (BENEFIT) PROVISION FOR INCOME
   TAXES                                        74,501      157,352         16,463       (111,322)       136,994
(BENEFIT) PROVISION FOR INCOME TAXES            (6,038)      56,030          6,425             --         56,417
                                             ---------     --------       --------      ---------       --------
INCOME FROM CONTINUING OPERATIONS               80,539      101,322         10,038       (111,322)        80,577
DISCONTINUED OPERATIONS:
   LOSS FROM DISCONTINUED OPERATIONS, NET
      OF INCOME TAX BENEFIT                         --          (38)            --             --            (38)
                                             ---------     --------       --------      ---------       --------
NET INCOME                                   $  80,539     $101,284       $ 10,038      $(111,322)      $ 80,539
                                             =========     ========       ========      =========       ========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31, 2003
                                             ---------------------------------------------------------------------
                                                           GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                               PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                             ---------   ------------   ------------   ------------   ------------
                                                                         (IN THOUSANDS)

REVENUES:
   Aerospace & Defense                        $     --     $ 91,673       $     --       $     --       $ 91,673
   Products                                         --      157,984         35,976             --        193,960
   Mobile Security                                  --       15,029         62,853          1,657         79,539
                                              --------     --------       --------       --------       --------
   Total revenues                                   --      264,686         98,829          1,657        365,172
                                              --------     --------       --------       --------       --------
COSTS AND EXPENSES:
   Cost of revenues                                 --      172,089         79,840          1,657        253,586
   Selling, general and administrative
      expenses                                  11,602       40,598         10,595             --         62,795
   Amortization                                     --          478             11             --            489
   Integration                                     367        1,687             --             --          2,054
   Other charges                                10,519           --             --             --         10,519
   Related party management fees (income),
      net                                       12,823           --          7,598        (20,421)            --
                                              --------     --------       --------       --------       --------
OPERATING (LOSS) INCOME                        (35,311)      49,834            785         20,421         35,729
   Interest expense, net                         3,313          497            202             --          4,012
   Other expense, net                               --          117            391             --            508
   Equity in losses (earnings) of
      subsidiaries                             (42,600)      38,790             --          3,810             --
   Related party interest expense
      (income), net                                 16         (255)            --            239             --
                                              --------     --------       --------       --------       --------
INCOME FROM CONTINUING OPERATIONS BEFORE
   (BENEFIT) PROVISION FOR INCOME TAXES          3,960       10,685            192         16,372         31,209
(BENEFIT) PROVISION FOR INCOME TAXES            (6,926)      18,399          2,730             --         14,203
                                              --------     --------       --------       --------       --------
INCOME (LOSS) FROM CONTINUING OPERATIONS        10,886       (7,714)        (2,538)        16,372         17,006
DISCONTINUED OPERATIONS:
   NET INCOME (LOSS) FROM DISCONTINUED
      OPERATIONS, NET OF INCOME TAX
      BENEFIT                                       --       34,882        (20,820)       (20,182)        (6,120)
                                              --------     --------       --------       --------       --------
NET INCOME (LOSS)                             $ 10,886     $ 27,168       $(23,358)      $ (3,810)      $ 10,886
                                              ========     ========       ========       ========       ========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31, 2005
                                                    ---------------------------------------------------------------------
                                                                  GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                                      PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                    ---------   ------------   ------------   ------------   ------------
                                                                                (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from operations:                             $ 132,510    $ 153,165       $  8,683      $(161,848)     $ 132,510
Adjustments to reconcile income from operations
   to cash provided by operating activities:
   Depreciation and amortization                        2,694       16,960          2,754             --         22,408
   Loss on disposal of fixed assets                        52          402            480             --            934
   Deferred income taxes                                4,265       (7,588)           (88)            --         (3,411)
   Fair value gain on put options                      (5,905)          --             --             --         (5,905)
   Non-cash SERP expense                                2,427           --             --             --          2,427
Changes in operating assets and liabilities, net
   of acquisitions:
   Increase in accounts receivable                         --      (32,335)        (3,005)            --        (35,340)
   Decrease (increase) in intercompany
      receivables & payables                           71,573     (107,672)        36,099             --             --
   (Increase) decrease in inventories                      --      (36,805)         5,670             --        (31,135)
   Decrease in prepaid expenses and other assets          642       22,391            508             --         23,541
   Increase (decrease) in accounts payable,
      accrued expenses and other current
      liabilities                                       7,904       17,306           (922)            --         24,288
   Increase (decrease) in income taxes payable          6,141          744         (2,327)            --          4,558
                                                    ---------    ---------       --------      ---------      ---------
Net cash provided by operating activities             222,303       26,568         47,852       (161,848)       134,875
                                                    ---------    ---------       --------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                     (2,195)     (11,292)        (2,106)            --        (15,593)
Purchase of patents and trademarks                         --         (814)          (239)            --         (1,053)
Purchase of equity investment                              --           --        (31,082)            --        (31,082)
Purchase of short-term investment securities         (754,300)          --             --             --       (754,300)
Proceeds from sales of short-term investment
   securities                                         754,300           --             --             --        754,300
Financing lease receivable                                 --       (1,187)            --             --         (1,187)
Additional cash received from sale of business             --          300             --             --            300
Additional consideration for purchased businesses        (826)      (5,702)            --             --         (6,528)
Investment in subsidiaries                           (202,661)      40,813             --        161,848             --
Purchase of businesses, net of cash acquired           (1,261)     (45,544)            --             --        (46,805)
                                                    ---------    ---------       --------      ---------      ---------
Net cash used in investing activities:               (206,943)     (23,426)       (33,427)       161,848       (101,948)
                                                    ---------    ---------       --------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                18,902           --             --             --         18,902
Proceeds from the sale of put options                   6,614           --             --             --          6,614
Taxes paid for withheld shares on restricted
   stock issuances                                     (5,642)          --             --             --         (5,642)
Repayments of long-term debt                               --         (436)          (149)            --           (585)
Borrowings under lines of credit                        6,973           --          6,676             --         13,649
Repayments under lines of credit                       (6,973)          --         (6,662)            --        (13,635)
                                                    ---------    ---------       --------      ---------      ---------
Net cash provided by (used in)  financing
   activities                                          19,874         (436)          (135)            --         19,303
                                                    ---------    ---------       --------      ---------      ---------
Effect of exchange rate on cash and cash
   equivalents                                             --           --         (1,598)            --         (1,598)
                                                    ---------    ---------       --------      ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS              35,234        2,706         12,692             --         50,632
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        388,727       21,173         11,309             --        421,209
                                                    ---------    ---------       --------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 423,961    $  23,879       $ 24,001      $      --      $ 471,841
                                                    =========    =========       ========      =========      =========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31, 2004
                                                    ---------------------------------------------------------------------
                                                                  GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                                      PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                    ---------   ------------   ------------   ------------   ------------
                                                                                (IN THOUSANDS)
                                                                           (REVISED - SEE NOTE 17)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations:                  $  80,539    $ 101,322       $ 10,038      $(111,322)     $  80,577
Adjustments to reconcile income from continuing
   operations to cash provided by operating
   activities:
   Depreciation and amortization                        1,744       10,042          3,265             --         15,051
   Loss on disposal of fixed assets                        --          446            418             --            864
   Deferred income taxes                                3,025        1,299           (318)            --          4,006
   Non-cash termination charge                          1,408           --             --             --          1,408
   Non-cash restricted stock unit award                 6,294           --             --             --          6,294
Changes in operating assets and liabilities,
   net of acquisitions:
   Decrease (increase) in accounts receivable           1,201      (84,331)        (7,366)            --        (90,496)
   (Increase) decrease in intercompany
      receivables & payables                          (10,834)       8,432          2,402             --             --
   Increase in inventories                                 --      (58,293)       (14,813)            --        (73,106)
   Increase in prepaid expenses and other assets       (1,397)     (20,321)          (357)            --        (22,075)
   Increase in accounts payable, accrued expenses
      and other current liabilities                     2,302       68,341          6,775             --         77,418
   Increase (decrease) in income taxes payable         17,080       (3,350)         3,594             --         17,324
                                                    ---------    ---------       --------      ---------      ---------
Net cash provided by operating activities from
   continuing operations                              101,362       23,587          3,638       (111,322)        17,265
Net cash used in operating activities from
   discontinued operations                                 --         (407)            --             --           (407)
                                                    ---------    ---------       --------      ---------      ---------
Net cash provided by operating activities             101,362       23,180          3,638       (111,322)        16,858
                                                    ---------    ---------       --------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                     (3,615)     (10,125)        (5,679)            --        (19,419)
Purchase of patents and trademarks                         --         (112)            --             --           (112)
Purchase of equity investment                              --       (5,275)            --             --         (5,275)
Proceeds from sale of equity investment                    --        5,823             --             --          5,823
Purchase of short-term investment securities         (286,430)          --             --             --       (286,430)
Proceeds from sales of short-term investment
   securities                                         286,430           --             --             --        286,430
Collection of note receivable                           2,175           --             --             --          2,175
Decrease in restricted cash                             2,600           --             --             --          2,600
Sale of business, net of cash disposed                     --          125             --             --            125
Additional consideration for purchased businesses          --       (2,808)            --             --         (2,808)
Investment in subsidiaries                           (303,721)     192,399             --        111,322             --
Purchase of businesses, net of cash acquired               --     (158,442)            --             --       (158,442)
                                                    ---------    ---------       --------      ---------      ---------
Net cash (used in) provided by investing
   activities from continuing operations             (302,561)      21,585         (5,679)       111,322       (175,333)
Net cash used in investing activities from
   discontinued operations                                 --         (263)            --             --           (263)
                                                    ---------    ---------       --------      ---------      ---------
Net cash (used in) provided by investing
   activities:                                       (302,561)      21,322         (5,679)       111,322       (175,596)
                                                    ---------    ---------       --------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                25,192           --             --             --         25,192
Proceeds from the issuance of common stock            142,500           --             --             --        142,500
Cash paid for common stock offering costs              (1,339)          --             --             --         (1,339)
Taxes paid for withheld shares on restricted
   stock issuances                                     (2,585)          --             --             --         (2,585)
Cash paid for financing costs                          (6,156)          --             --             --         (6,156)
Borrowings of short-term debt                         341,550           --             --             --        341,550
Repayments of long-term debt                               --      (34,371)          (145)            --        (34,516)
Borrowings under lines of credit                       22,700            5          1,883             --         24,588
Repayments under lines of credit                      (22,700)          --           (349)            --        (23,049)
                                                    ---------    ---------       --------      ---------      ---------
Net cash provided by (used in) financing
   activities from continuing operations              499,162      (34,366)         1,389             --        466,185
Net cash used in financing activities from
   discontinued operations                                 --         (125)            --             --           (125)
                                                    ---------    ---------       --------      ---------      ---------
Net cash provided by (used in) financing
   activities                                         499,162      (34,491)         1,389             --        466,060
                                                    ---------    ---------       --------      ---------      ---------
Effect of exchange rate on cash and cash
   equivalents                                             --           --          1,961             --          1,961
                                                    ---------    ---------       --------      ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS             297,963       10,011          1,309             --        309,283
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         90,764       11,160         10,002             --        111,926
                                                    ---------    ---------       --------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 388,727    $  21,171       $ 11,311      $      --      $ 421,209
                                                    =========    =========       ========      =========      =========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31, 2003
                                                 ---------------------------------------------------------------------
                                                               GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                                   PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                 ---------   ------------   ------------   ------------   ------------
                                                                             (IN THOUSANDS)
                                                                        (REVISED - SEE NOTE 17)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations:        $  10,886     $ (7,714)      $ (2,538)      $ 16,372      $  17,006
Adjustments to reconcile income (loss) from
   continuing operations to cash provided by
   (used in) operating activities:
   Depreciation and amortization                     1,326        4,270          2,012             --          7,608
   Deferred income taxes                            (3,008)       5,389          2,644             --          5,025
   Loss on disposal of fixed assets                     --           68            259             --            327
   Non-cash termination charge                       2,093           --             --             --          2,093
   Non-cash restricted stock unit award              7,266           --             --             --          7,266
Changes in operating assets and liabilities,
   net of acquisitions:
   (Increase) decrease in accounts receivable           --       (2,680)         1,685             --           (995)
   Decrease (increase) in intercompany
      receivables & Payables                        83,092      (41,667)       (21,243)       (20,182)            --
   Decrease (increase) in inventories                   --          793         (3,294)            --         (2,501)
   Decrease (increase) in prepaid expenses and
      other assets                                  12,267      (13,758)          (890)            --         (2,381)
   Increase (decrease) in accounts payable,
      accrued expenses and other current
      liabilities                                   10,792       (1,020)         7,288             --         17,060
   (Decrease) increase in income taxes payable     (22,583)      23,826           (882)            --            361
                                                 ---------     --------       --------       --------      ---------
Net cash provided by (used in) operating
   activities from continuing operations           102,131      (32,493)       (14,959)        (3,810)        50,869
Net cash provided by (used in) operating
   activities from discontinued operations              --        3,369         (9,798)            --         (6,429)
                                                 ---------     --------       --------       --------      ---------
Net cash provided by (used in) operating
   activities                                      102,131      (29,124)       (24,757)        (3,810)        44,440
                                                 ---------     --------       --------       --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                    (200)      (5,894)        (2,590)            --         (8,684)
Purchase of patents and trademarks                      --         (185)            --             --           (185)
Purchase of short-term investment securities      (143,400)          --             --             --       (143,400)
Proceeds from sales of short-term investment
   securities                                      143,400           --             --             --        143,400
Increase in restricted cash                         (2,600)          --             --             --         (2,600)
Additional consideration for purchased
   businesses                                           --       (1,026)            --             --         (1,026)
Investment in subsidiaries                         (85,243)      45,403         36,030          3,810             --
Sale of businesses, net of cash disposed            31,361           --             --             --         31,361
Purchase of businesses, net of cash acquired       (90,512)          --             --             --        (90,512)
                                                 ---------     --------       --------       --------      ---------
Net cash (used in) provided by investing
   activities from continuing operations          (147,194)      38,298         33,440          3,810        (71,646)
Net cash used in investing activities from
   discontinued operations                              --       (2,469)        (5,758)            --         (8,227)
                                                 ---------     --------       --------       --------      ---------
Net cash (used in) provided by investing
   activities:                                    (147,194)      35,829         27,682          3,810        (79,873)
                                                 ---------     --------       --------       --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options              8,471           --             --             --          8,471
Taxes paid for withheld shares on restricted
   stock issuances                                     (17)          --             --             --            (17)
Cash paid for financing costs                       (4,599)          --             --             --         (4,599)
Repurchase of treasury stock                       (22,684)          --             --             --        (22,684)
Borrowings of long-term debt                       147,504           --            774             --        148,278
Repayments of long-term debt                            --       (1,688)            --             --         (1,688)
Borrowings under lines of credit                    30,406           --          1,424             --         31,830
Repayments under lines of credit                   (30,406)        (114)        (1,578)            --        (32,098)
                                                 ---------     --------       --------       --------      ---------
Net cash provided by (used in) financing
   activities from continuing operations           128,675       (1,802)           620             --        127,493
Net cash used in financing activities from
   discontinued operations                              --         (125)          (103)            --           (228)
                                                 ---------     --------       --------       --------      ---------
Net cash provided by (used in) financing
   activities                                      128,675       (1,927)           517             --        127,265
                                                 ---------     --------       --------       --------      ---------
Effect of exchange rate on cash and cash
   equivalents                                          --           --          3,543             --          3,543
                                                 ---------     --------       --------       --------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS           83,612        4,778          6,985             --         95,375
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       7,152        6,382          3,017             --         16,551
                                                 ---------     --------       --------       --------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  90,764     $ 11,160       $ 10,002       $     --      $ 111,926
                                                 =========     ========       ========       ========      =========

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

23. VEST EXCHANGE PROGRAM/WARRANTY REVISION

As discussed in Note 13, as a result of our voluntary Zylon(R) vest Supplemental
Relief (renamed the ZVE) Program relating to our Zylon(R) - containing vests, we recorded a pre-tax charge of $19.9 million in the year ended December 31, 2005, which is net of the remaining $1.1 million liability from the previously announced Exchange Program announced in the third quarter of 2004. Through
December 31, 2005, we have incurred $2.5 million and have a remaining liability of $18.5 million, which includes $1.1 million carryover from the superseded 2004 warranty revision and product exchange program. The liability has been classified in accrued expenses and other current liabilities on the accompanying
Consolidated Balance Sheet at December 31, 2005.

ZYLON(R) VEST EXCHANGE PROGRAM                   (IN THOUSANDS)

Program cost                                        $17,391
Inventory write-offs                                  3,624
                                                    -------
Total cost of ZVE                                    21,015
Reversal of accrual from 2004 Exchange Program       (1,115)
                                                    -------
Net cost of ZVE                                     $19,900
                                                    =======

The above costs were estimated based on the expected cost to be incurred under the ZVE for the physical replacement or compensation for qualifying vests surrendered under the program, including administrative costs. This may be in the form of cash or the expected cost of replacement products. Inventory write-offs represents the cost of existing on-hand, unusable Zylon(R) inventory.
As the charge has been based upon various estimates, differences in actual return rates and program costs could result in material adjustments to the recorded charge.

24. CONCENTRATION OF REVENUES

Approximately 75.7%, 65.3% and 38.3% of our consolidated revenues were from our ten largest customers for the years ended December 31, 2005, 2004 and 2003, respectively. Our largest customer, the U.S. Federal Government, accounted for approximately 59.3%, 57.8% and 26.6% of our consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Approximately 72.7%, 60.7%
and 21.0% of our consolidated revenues came from direct or indirect U.S.
military contracts for the years ended December 31, 2005, 2004 and 2003, respectively.

Our Aerospace & Defense Group's ten largest customers accounted for approximately 98.3%, 93.9% and 92.3% of segment revenues for the years ended
December 31, 2005, 2004 and 2003, respectively. The Aerospace & Defense Group's largest customer, the U.S. Federal Government, accounted for approximately
79.3%, 87.1% and 79.9% of the segments revenue for the years ended December 31,
2005, 2004 and 2003, respectively.

The Products Group's ten largest customers accounted for approximately 25.3%,
26.6% and 29.2% of segment revenues of the Products Division for the years ended
December 31, 2005, 2004 and 2003, respectively. The Product Division's largest customer, the U.S. Federal Government, accounted for approximately 9.0%, 12.2%
and 10.7% of the segments revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

The Mobile Security Division's ten largest customers accounted for approximately
52.6%, 43.6% and 28.8% of segment revenues for the years ended December 31,
2005, 2004 and 2003, respectively. Mobile Security's largest customer accounted for approximately 12.5% and 11.6% of segment revenue for the years ended
December 31, 2005 and 2004. There were no customers who accounted for more than
10% of Mobile Security revenue in 2003.

Military and governmental contracts generally are awarded on a periodic or sporadic basis. If the Aerospace & Defense Group were to lose the Up-Armored
HMMWV related contracts, our financial performance would experience a material adverse effect.

                      ARMOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

25. OFF BALANCE SHEET ARRANGEMENTS

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

26. PUT OPTION TRANSACTIONS

We account for put option transactions on Company stock in accordance with
Statement of Financial Accounting Standards No. 150, "Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity,"
("SFAS 150"). SFAS 150 requires put options to be measured at fair value and recognized on the balance sheet as liabilities.

During the year ended December 31, 2005, we sold put options on Company stock in various private transactions covering 3.5 million shares of Company stock for
$6.6 million in premiums. During the year ended December 31, 2005, put options covering 2.5 million shares expired unexercised leaving outstanding put options covering 1 million shares outstanding (2.8% of outstanding shares at December
31, 2005) at a weighted average strike price of $40.00 per share. In February
2006, the outstanding put options covering 1 million shares expired unexercised.
Accordingly, we recorded an additional $0.7 million in other income in the first quarter of fiscal 2006. The fair values of the put options of Company stock are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the put options, taking into account the consideration we received for the sale of the put options. In fiscal 2005, we recognized fair value gains of $5.9 million recorded in other income, net, of which $4.8 million was recognized on 2.5 million previously expired put options.

27. INTEREST EXPENSE, NET

Interest expense, net is comprised of the following:

                          2005       2004      2003
                        --------   -------   ------
                               (IN THOUSANDS)
Interest expense        $ 20,541   $10,535   $4,800
Interest income          (14,260)   (3,759)    (788)
                        --------   -------   ------
Interest expense, net   $  6,281   $ 6,776   $4,012
                        ========   =======   ======

28.  OTHER ASSETS

Other assets are comprised of the following:

                                                        2005                   2004
                                                ---------------------  ---------------------
                                                                (IN THOUSANDS)

Fair value of available-for-sale securities                $ 28,597                 $    -
Deferred charges                                              8,871                 11,494
Pension asset                                                 4,906                      -
Fair value of interest rate swaps                             1,427                  6,046
Other                                                         2,247                  3,228
                                                ---------------------  ---------------------
Total other assets                                         $ 46,048               $ 20,768
                                                =====================  =====================

                      ARMOR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

29.  SUBSEQUENT EVENT

On February 27, 2006, we announced that we signed a definitive agreement to acquire all of the outstanding stock of Stewart & Stevenson Services, Inc.
("SVC"), a leading manufacturer of military tactical wheeled vehicles including the Family of Medium Tactical Vehicles ("FMTV"), the U.S. Army's primary transport platform, for $35 per share in a cash merger transaction. The total value of the transaction is expected to be approximately $755 million after deducting SVC's net cash balance which was $312 million as of January 31, 2006.
The transaction is subject to SVC shareholder approval, the expiration or termination of the Hart-Scott-Rodino waiting period and other customary conditions. The transaction is expected to close mid-2006. We expect to finance the transaction through available cash and with proceeds from new senior credit facilities.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARMOR HOLDINGS, INC.

                                        /s/  Warren B. Kanders
                                        ----------------------------------------
                                        Warren B. Kanders
                                        Chairman of the Board of Directors and
                                           Chief Executive Officer
                                        Dated: March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Warren B. Kanders                      /s/ Robert R. Schiller
----------------------------------------   -------------------------------------
Warren B. Kanders                          Robert R. Schiller
Chairman of the Board of Directors         President and Chief Operating Officer
and Chief Executive Officer                March 14, 2006
March 14, 2006

/s/ Glenn J. Heiar                         /s/ Nicholas Sokolow
----------------------------------------   -------------------------------------
Glenn J. Heiar                             Nicholas Sokolow
Chief Financial Officer                    Director
(Principal Financial Officer and           March 14, 2006
Principal Accounting Officer)
March 14, 2006

/s/ Burtt R. Ehrlich                       /s/ Thomas W. Strauss
----------------------------------------   -------------------------------------
Burtt R. Ehrlich                           Thomas W. Strauss
Director                                   Director
March 14, 2006                             March 14, 2006

/s/ David R. Haas                          /s/ Deborah A. Zoullas
----------------------------------------   -------------------------------------
David R. Haas                              Deborah A. Zoullas
Director                                   Director
March 14, 2006                             March 14, 2006

                                  EXHIBIT INDEX

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

+2.5        Agreement and Plan of Merger, dated as of September 28, 2004, by and among Armor Holdings, Inc., Specialty Acquisition Corp., The
            Specialty Group, Inc., and Joseph F. Murray, Jr. and John P.
            Sweeney, as the Shareholders' Agent (filed as Exhibit 2.1 to our
            Current Report on Form 8-K filed on October 4, 2004).

+2.6        Stock Purchase Agreement, dated as of November 5, 2004, by and among
            Armor Holdings Products, L.L.C., Jack B. Corwin, as Trustee of the
            Jack B. Corwin Revocable Trust dated June 26, 1992, Gary W. French, as Trustee of the Gary W. and Carol D. French Revocable Trust dated
            December 31, 1999, Gary W. French, as Trustee of the French Family
            Irrevocable Trust dated December 31, 1999, Bianchi International,
            AccuCase, LLC, Bianchi Gunleather and Leather Products Co., Inc.,
            Armor Holdings, Inc., Jack B. Corwin and Gary W. French (filed as
            Exhibit 2.1 to our Current Report on Form 8-K filed on November 12,
            2004).

+2.7        Agreement and Plan of Merger, dated as of February 27, 2006, by and among Armor Holdings, Inc., Santana Acquisition Corp., and Stewart &
            Stevenson Services, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated March 3, 2006).

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
            30, 2004).

+4.8        Seventh Supplemental Indenture, dated as of December 29, 2004, among
            Armor Holdings, Inc., the subsidiary guarantors listed as
            signatories thereto, and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.8 to our Form 10-K Annual Report for the fiscal year ended December 31, 2004).

+4.9        Eighth Supplemental Indenture, dated as of May 25, 2005, among Armor
            Holdings, Inc., the subsidiary guarantors listed as signatories thereto, and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.2 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2005).

+4.10       Ninth Supplemental Indenture, dated as of August 25, 2005, among
            Armor Holdings, Inc., the subsidiary guarantors listed as
            signatories thereto, and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.2 to our Form 10-Q Quarterly Report for the fiscal quarter ended September 30, 2005).

+4.11       Registration Rights Agreement, dated August 12, 2003, among Armor
            Holdings, Inc., the subsidiary guarantors listed as signatories thereto and Wachovia Capital Markets, LLC (filed as Exhibit 10.3 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30,
            2003).

+4.12       Form of the new 8 1/4% Senior Subordinated Notes Due 2013 (filed as
            Exhibit 4.6 to our Registration Statement on Form S-4 filed with the
            Commission on January 7, 2004).

+4.13       Indenture, dated as of October 29, 2004, among Armor Holdings, Inc.
            and Wachovia Bank, National Association, as trustee (filed as
            Exhibit 4.1 to our Current Report on Form 8-K filed on November 1,
            2004).

+4.14       First Supplemental Indenture, dated as of October 29, 2004, among
            Armor Holdings, Inc., the subsidiary guarantors named therein, and
            Wachovia Bank, National Association, as trustee, together with the form of Note attached thereto (filed as Exhibit 4.2 to our Current
            Report on Form 8-K filed on November 1, 2004).

+4.15       Second Supplemental Indenture, dated as of December 29, 2004, among
            Armor Holdings, Inc., the subsidiary guarantors named therein, and
            Wachovia Bank, National Association, as trustee (filed as Exhibit
            4.13 to our Form 10-K Annual Report for the fiscal year ended
            December 31, 2004).

+4.16       Third Supplemental Indenture, dated as of May 25, 2005, among Armor
            Holdings, Inc., the subsidiary guarantors named therein, and
            Wachovia Bank, National Association, as trustee (filed as Exhibit
            4.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended
            June 30, 2005).

+4.17       Fourth Supplemental Indenture, dated as of August 25, 2005, among
            Armor Holdings, Inc., the subsidiary guarantors named therein, and
            Wachovia Bank, National Association, as trustee (filed as Exhibit
            4.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended
            September 30, 2005).

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
            Exhibit 10.1 to our Current Report on Form 8-K filed on November 1,
            2004).

+10.12      Fourth Amendment to Credit Agreement, dated as of April 14, 2005, by and among Armor Holdings, Inc., the lenders from time to time party to thereto, Bank of America, N.A., as Administrative Agent, Wachovia
            Bank, National Association, as Syndication Agent, and KeyBank
            National Association, as Documentation Agent (filed as Exhibit 10.9 to our Form 10-Q Quarterly Report for the fiscal quarter ended June
            30, 2005).

+10.13      Fifth Amendment to Credit Agreement, dated as of July 26, 2005, by and among Armor Holdings, Inc., the lenders from time to time party to thereto, Bank of America, N.A., as Administrative Agent, Wachovia
            Bank, National Association, as Syndication Agent, and KeyBank
            National Association, as Documentation Agent (filed as Exhibit 10.10 to our Form 10-Q Quarterly Report for the fiscal quarter ended June
            30, 2005).

@+10.14     Amended and Restated Employment Agreement, dated as of January 1,
            2005, between Armor Holdings, Inc. and Warren B. Kanders (filed as
            Exhibit 10.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2005).

@+10.15     Amended and Restated Employment Agreement, dated as of January 1,
            2005, between Armor Holdings, Inc. and Robert R. Schiller (filed as
            Exhibit 10.2 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2005).

@+10.16     Employment Agreement, dated as of May 20, 2005, between Armor
            Holdings, Inc. and Glenn J. Heiar (filed as Exhibit 10.3 to our Form
            10-Q Quarterly Report for the fiscal quarter ended June 30, 2005).

@+10.17     Employment Agreement, dated as of May 20, 2005, between Armor
            Holdings, Inc. and Robert F. Mecredy (filed as Exhibit 10.4 to our
            Form 10-Q Quarterly Report for the fiscal quarter ended June 30,
            2005).

@+10.18     Non-competition Agreement, dated as of May 20, 2005, between Armor
            Holdings, Inc. and Scott T. O'Brien (filed as Exhibit 10.6 to our
            Form 10-Q Quarterly Report for the fiscal quarter ended June 30,
            2005).

@+10.19     Employment Agreement, dated as of May 20, 2005, between Armor
            Holdings, Inc. and Scott T. O'Brien (filed as Exhibit 10.5 to our
            Form 10-Q Quarterly Report for the fiscal quarter ended June 30,
            2005).

+10.20      Form of Indemnification Agreement for Directors and Officers of
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
            31, 1998).

**+10.26    Armor Holdings, Inc. 1999 Stock Incentive Plan (filed as Appendix A to our 1999 Definitive Proxy Statement with respect to our 1999
            Annual Meeting of Stockholders, as filed with the Commission on May
            21, 1999).

**+10.27    Armor Holdings, Inc. Amended and Restated 2002 Stock Incentive Plan
            (filed as Exhibit 10.24 to our Form 10-K Annual Report for the
            fiscal year ended December 31, 2004).

**+10.28    Armor Holdings, Inc. 2002 Executive Stock Plan (filed as Exhibit
            10.6 to our Form 10-Q Quarterly Report for the fiscal quarter ended
            March 31, 2002).

**+10.29    Armor Holdings, Inc. 2005 Stock Incentive Plan (filed as Appendix A to our 2005 Definitive Proxy Statement with respect to our 2005
            Annual Meeting of Stockholders, as filed with the Commission on May
            23, 2005).

**+10.30    Form of Stock Option Agreement under the 2005 Stock Incentive Plan
            (filed as Exhibit 10.7 to our Form 10-Q Quarterly Report for the
            fiscal quarter ended June 30, 2005).

**+10.31    Form of Stock Bonus Award Agreement under the 2005 Stock Incentive
            Plan (filed as Exhibit 10.8 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2005).

**+10.32    Armor Holdings, Inc. 2005 Annual Incentive Plan (filed as Appendix B to our 2005 Definitive Proxy Statement with respect to our 2005
            Annual Meeting of Stockholders, as filed with the Commission on May
            23, 2005).

**+10.33    Executive Deferred Compensation Plan of Armor Holdings, Inc.
            (incorporated by reference from Form S-8 filed on November 30, 2005,
            Reg. No. 333-130016).

**+10.34    Amendment No. 1 to the Executive Deferred Compensation Plan of Armor
            Holdings, Inc. (incorporated by reference from Form S-8 filed on
            November 30, 2005, Reg. No. 333-130016).

* **10.35   Armor Holdings, Inc., Executive Retirement Plan, dated as of January
            25, 2006.

+10.36      Transportation Services Agreement, dated as of December 10, 2003, by and between Kanders Aviation, LLC and Armor Holdings, Inc. (filed as
            Exhibit 10.3 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2004).

*21.1       Subsidiaries of the Registrant.

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

----------
*    Filed herewith.

+    Incorporated herein by reference.

@    This Exhibit represents a management contract.

**   This Exhibit represents a compensatory plan.