Form 10-Q
period 2006-03-31
ARMOR HOLDINGS INC
filed 2006-05-05
CIK 845752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

The number of shares outstanding of the registrant's Common Stock as of May 3, 2006 is 35,381,829.

Armor Holdings, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries include all adjustments which management considers necessary for a fair presentation of operating results and financial position as of March 31, 2006, and for the three month periods ended March 31, 2006, and March 31, 2005.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31, 2006 (unaudited)	December 31, 2005*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,420	$471,841
Short-term investment securities	391,500	—
Accounts receivable (net of allowance for doubtful accounts of $6,826 and $6,763)	212,766	212,124
Inventories	232,914	210,517
Prepaid expenses and other current assets	43,143	38,087
Total current assets	977,743	932,569
PROPERTY AND EQUIPMENT (net of accumulated depreciation of $39,784 and $37,041)	86,644	79,929
GOODWILL (net of accumulated amortization of $4,024 and $4,024)	273,806	273,696
PATENTS, LICENSES AND TRADEMARKS (net of accumulated amortization of $17,514 and $15,256)	128,443	130,620
OTHER ASSETS	65,088	46,048
TOTAL ASSETS	$1,531,724	$1,462,862

* Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

	March 31, 2006 (unaudited)	December 31, 2005*
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$300	$430
Short-term debt	343,810	344,274
Accounts payable	104,200	90,963
Accrued expenses and other current liabilities	91,341	100,924
Income taxes payable	7,715	8,767
Total current liabilities	547,366	545,358
LONG-TERM LIABILITIES:
Long-term debt, less current portion	150,475	151,910
Other long-term liabilities	12,086	10,475
Deferred income taxes	46,979	44,537
Total liabilities	756,906	752,280
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 41,422,262 and 41,347,628 issued and 35,362,040 and 35,287,406 outstanding at March 31, 2006, and December 31, 2005, respectively	415	415
Additional paid-in capital	526,904	525,890
Retained earnings	299,400	257,991
Accumulated other comprehensive income (loss)	20,416	(1,397)
Treasury stock	(72,317)	(72,317)
Total stockholders’ equity	774,818	710,582
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,531,724	$1,462,862

* Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2006	March 31, 2005
REVENUES:
Aerospace & Defense	$345,103	$265,695
Products	76,836	63,333
Mobile Security	23,501	35,937
Total revenues	445,440	364,965
COSTS AND EXPENSES:
Cost of revenues	340,810	273,655
Selling, general and administrative expenses	36,142	33,816
Amortization	2,259	2,038
Integration	470	800
OPERATING INCOME	65,759	54,656
Interest expense, net	259	2,245
Other (income) expense, net	(807)	1,123
INCOME BEFORE PROVISION FOR INCOME TAXES	66,307	51,288
PROVISION FOR INCOME TAXES	24,898	20,259
NET INCOME	$41,409	$31,029
BASIC EARNINGS PER SHARE	$1.17	$0.90
DILUTED EARNINGS PER SHARE	$1.11	$0.87
WEIGHTED AVERAGE SHARES – BASIC	35,342	34,509
WEIGHTED AVERAGE SHARES – DILUTED	37,205	35,832

See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31, 2006	March 31, 2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$41,409	$31,029
Adjustments to net income to cash provided by operating activities:
Depreciation and amortization	5,643	5,203
Loss on disposal of fixed assets	124	30
Deferred income taxes	4,044	2,616
Fair value adjustment for put options	(710)	1,121
SERP expense	725	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(394)	(14,322)
Increase in inventories	(22,136)	(7,842)
Increase in prepaid expenses and other assets	(4,726)	(1,574)
Increase in accounts payable, accrued expenses and other current liabilities	5,277	2,658
(Decrease) increase in income taxes payable	(962)	742
Net cash provided by operating activities	28,294	19,661
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,199)	(3,223)
Purchase of patents and trademarks	(85)	(34)
Purchases of short-term investment securities	(489,000)	(469,800)
Proceeds from sales of short-term investment securities	97,500	77,825
Sale of put options	—	1,687
Collection of note receivable	252	—
Costs related to pending acquisitions	(2,849)	—
Additional consideration for purchased businesses	(85)	(1,081)
Purchase of businesses, net of cash acquired	—	(1,362)
Net cash used in investing activities	(403,466)	(395,988)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	724	3,903
Taxes paid for withheld shares on restricted stock issuances	(430)	(180)
Windfall tax benefit of stock options	312	—
Repayments of long-term debt	(208)	(190)
Borrowings under lines of credit	840	8,325
Repayments under lines of credit	(1,362)	(6,505)
Net cash (used in)/provided by financing activities	(124)	5,353
Effect of exchange rate changes on cash and cash equivalents	875	(1,099)
Net decrease in cash and cash equivalents	(374,421)	(372,073)
Cash and cash equivalents, beginning of period	471,841	421,209
Cash and cash equivalents, end of period	$97,420	$49,136

See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries (the ‘‘Company’’, ‘‘we’’, ‘‘our’’, ‘‘us’’) have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to present a fair presentation have been included. The results of operations for the three month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — COMPREHENSIVE INCOME

The components of comprehensive income, net of tax provision of $237,000 and tax benefit of $114,000 for the three months ended March 31, 2006 and 2005, respectively, are listed below:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(In thousands)
Net income	$41,409	$31,029
Other comprehensive income:
Unrealized gain on equity securities	20,745	—
Foreign currency translation, net of tax	1,068	(2,043)
Comprehensive income	$63,222	$28,986

NOTE 3 — INVENTORIES

The components of inventory as of March 31, 2006, and December 31, 2005, are summarized as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
Raw material	$140,592	$127,465
Work-in-process	58,658	48,900
Finished goods	33,664	34,152
Total inventories	$232,914	$210,517

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

NOTE 4 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2006, and December 31, 2005, are summarized as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
Accrued expenses and other current liabilities	$65,285	$75,505
Vest exchange program / warranty revision accrual (See Note 13)	14,776	18,511
Customer deposits	10,309	5,837
Deferred consideration for acquisitions	971	1,071
Total accrued expenses and other current liabilities	$91,341	$100,924

NOTE 5 — DERIVATIVE FINANCIAL INSTRUMENTS

We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended by Statement of Financial Accounting Standards No. 138, ‘‘Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of SFAS 133’’, and Statement of Financial Accounting Standards No. 149 ‘‘Amendment of SFAS 133 on Derivative Instruments and Hedging Activities’’ (collectively ‘‘SFAS 133’’). SFAS 133 requires all freestanding and embedded derivative instruments to be measured at fair value and recognized on the condensed consolidated balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and accounted for as either fair value hedges or cash flow hedges pursuant to the provisions of SFAS 133.

On October 29, 2004, we completed the placement of the 2.00% Senior Subordinated Convertible Notes due November 1, 2024 (the ‘‘2% Convertible Notes’’). On November 5, 2004, Goldman, Sachs & Co. exercised its option to purchase an additional $45 million principal amount of the 2% Convertible Notes. The 2% Convertible Notes will bear interest at a rate of 2.00% per year, payable on November 1 and May 1 of each year beginning on May 1, 2005, and ending on November 1, 2011. The 2% Convertible Notes will be subject to accretion of the principal amount beginning on November 1, 2011, at a rate that provides holders with an aggregate annual yield to maturity of 2.00%, as defined in the agreement. The 2% Convertible Notes will bear contingent interest during any six-month period beginning November 1, 2011, of 15 basis points paid in cash if the average trading price of the notes is above certain levels. As defined in SFAS 133, ‘‘Accounting for Derivative Instruments and Hedge Activities’’ the contingent interest feature of the 2% Convertible Notes is an embedded derivative that is not considered clearly and closely related to the host contract. The fair value of this bifurcated derivative at March 31, 2006, and December 31, 2005, is immaterial to our financial position.

We hedge the fair value of our 8¼% Senior Subordinated Notes due 2013 (the ‘‘8.25% Notes’’) using interest rate swaps. We enter into these derivative contracts to manage fair value changes which could be caused by our exposure to interest rate changes. On September 2, 2003, we entered into interest rate swap agreements, designated as fair value hedges as defined under SFAS 133 with an aggregate notional amount totaling $150 million. The agreements were entered into to exchange the fixed interest rate on the 8.25% Notes for a variable interest rate equal to six-month LIBOR (5.1% at March 31, 2006), set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth of February and August each year through maturity. The agreements are subject to other terms and conditions common to transactions of this type. These fair value hedges qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the 8.25% Notes. Accordingly, changes in the fair value of the interest rate swap agreements offset changes in

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

the fair value of the 8.25% Notes due to changes in the market interest rate. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements on the 8.25% Notes. For the three months ended March 31, 2006, the fair value for interest swaps changed in value by $3.1 million. At December 31, 2005, there was a $1.4 million asset included in other assets, which, as a result of the change in fair value, is a $1.7 million hedge liability at March 31, 2006.

The fair values of our interest rate swap agreements are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the agreement, taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

NOTE 6 — GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Under Statement of Financial Accounting Standards No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS 142’’), goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment at least annually or more often if indicators of impairment arise. The changes in the carrying amount of goodwill for the three months ended March 31, 2006, are as follows:

	Aerospace & Defense	Products	Mobile Security	Corporate	Total
	(In thousands)
Balance at December 31, 2005	$155,772	$109,791	$6,490	$1,643	$273,696
Finalization of purchase price	—	85	—	—	85
Foreign currency translation and other adjustments	—	16	9	—	25
Balance at March 31, 2006	$155,772	$109,892	$6,499	$1,643	$273,806

Included in patents, licenses and trademarks in the accompanying condensed consolidated balance sheets are the following intangible assets as of March 31, 2006:

	Customer Relationships	Technology	Marketing	Total
	(In thousands)
Gross amount	$60,552	$20,071	$65,334	$145,957
Accumulated amortization	(10,340)	(4,270)	(2,904)	(17,514)
Net amount	$50,212	$15,801	$62,430	$128,443

Included in Marketing are approximately $60.7 million of marketing-related intangible assets that have indefinite lives.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

NOTE 7 —	INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL REVENUES

Revenues, operating income and total assets, net for each of our segments are as follows (net of intercompany eliminations):

	Three Months Ended
	March 31, 2006	March 31, 2005
	(In thousands)
Revenues:
Aerospace & Defense	$345,103	$265,695
Products	76,836	63,333
Mobile Security	23,501	35,937
Total revenues	$445,440	$364,965
Operating income (loss):
Aerospace & Defense	$58,588	$48,068
Products	12,152	8,471
Mobile Security	889	5,606
Corporate	(5,870)	(7,489)
Total operating income	$65,759	$54,656

	March 31, 2006	December 31, 2005
	(In thousands)
Total assets:
Aerospace & Defense	$580,692	$546,141
Products	341,659	347,932
Mobile Security	87,723	87,866
Corporate	521,650	480,923
Total assets	$1,531,724	$1,462,862

Beginning in 2006, responsibility of Cyconics International Training Systems, Inc., a subsidiary providing certain training services, was transferred from the Products segment to the Aerospace & Defense segment. Accordingly, business segment information presented for the first quarter of 2005 has been reclassified to conform with the current period’s presentation.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Financial information with respect to revenues based on the geographic location of the customer, and property and equipment, net, to principal geographic areas, based on the actual location of the principal facility, is as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(In thousands)
Revenues:
United States of America	$415,975	$319,260
North America (excluding the United States of America)	1,670	2,189
South America	4,969	4,393
Africa	2,361	4,744
Europe/Asia	20,465	34,379
Total revenue	$445,440	$364,965

	March 31, 2006	December 31, 2005
	(In thousands)
Total property and equipment, net:
North America	$68,225	$60,573
South America	1,356	1,419
Europe/Asia	17,063	17,937
Total property and equipment, net	$86,644	$79,929

NOTE 8 — EARNINGS PER SHARE

The following details the numerators and denominators of the basic and diluted earnings per share computations for net income:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(In thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$41,409	$31,029
Denominator for basic earnings per share – weighted average shares outstanding:	35,342	34,509
Effect of shares issuable under stock option and stock grant plans, based on the treasury stock method	1,414	1,323
Effect of shares issuable under the net share settlement of the conversion option of our 2% Convertible Notes, based on the treasury method	449	—
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	37,205	35,832
Basic earnings per share	$1.17	$0.90
Diluted earnings per share	$1.11	$0.87

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

NOTE 9 — STOCKHOLDERS’ EQUITY

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

Treasury stock.    We had 6,060,222 shares in treasury as of March 31, 2006, and December 31, 2005.

Stock options and grants.    On June 22, 2005, we implemented the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance of up to 2,500,000 shares of our common stock. Any shares of our common stock granted as restricted stock, performance stock or other stock-based awards will be counted against the shares authorized as one and eight-tenths (1.8) shares for every one share issued in connection with such award. The 2005 Stock Incentive Plan authorizes the granting of stock options, restricted stock, performance awards and other stock-based awards to employees, officers, directors and consultants, independent contractors and advisors of the Company and its subsidiaries. Upon adoption of our 2005 Stock Incentive Plan, we agreed to not grant awards under any of our pre-existing stock incentive plans.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payments’’ (‘‘FAS 123R’’), requiring us to recognize expense related to the fair value of our stock option awards. We recognize the cost of share-based awards on a straight-line basis over the vesting period of the award. Prior to January 1, 2006, we accounted for our stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’) and related interpretations, as permitted by Statement of Financial Accountant Standard No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’). Excluding modification to stock option agreements, no stock option-based employee compensation cost was recognized in the income statement, as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized during the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated. As a result of adopting FAS 123R on January 1, 2006, our income before income taxes and net income for the three months ended March 31, 2006, was $203,000 and $132,000 lower, respectively, than if we had continued to account for share-based compensation under ABP 25.

Prior to the adoption of FAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Beginning on January 1, 2006, we changed our cash flow presentation in accordance with FAS 123R, which requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (windfall tax benefits) to be classified as financing cash flows.

We have estimated the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. The expected life of the options granted is management’s estimate and represents the period of time that options granted are expected to be outstanding. We currently do not pay dividends. Volatility is based on the historical volatility of our stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each option grant during the three months ended March 31, 2006 and 2005 is estimated on the date of grant with the following weighted-average assumptions:

	March 31, 2006	March 31, 2005
Expected life of option	5.0 yrs	5.3 yrs
Dividend yield	0%	0%
Volatility	46.4%	48.6%
Risk free interest rate	4.3%	4.1%

The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005 are as follows:

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

	March 31, 2006	March 31, 2005
	(In thousands, except per share data)
Fair value of each option granted	$20.84	$19.54
Total number of options granted	25	1,430
Total fair value of all options granted	$521	$27,942

Outstanding options, consisting of incentive and non-qualified stock options, generally vest and become exercisable over a three to five year period from the date of grant. Other options granted are immediately vested, but are subject to lock-up provisions that disallow the recipient from selling the shares until the lock-up expires, which is generally staggered over a seven year period. The outstanding options generally expire ten or seven years from the date of grant or upon retirement from the Company, respectively, and are contingent upon continued employment during the applicable ten year or seven year period.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, to options granted under our stock option plans during the three month period ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over the vesting period and forfeitures are recognized as they occur. Our pro forma information follows for the three months ended March 31, 2005:

Three Months Ended
March 31, 2005
(In thousands, except for per share amounts)
Net income as reported	$31,029
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(33,545)
Add: Employee compensation expense for modification of stock option awards included in reported net income, net of income taxes	118
Pro forma net loss	$(2,398)
Earnings (loss) per share:
Basic – as reported	$0.90
Basic – pro forma	$(0.07)
Diluted – as reported	$0.87
Diluted – pro forma	$(0.07)

$15.3 million of the stock-based employee compensation expense for the three months ended March 31, 2005, is related to accelerated vesting of certain existing stock options and $17.6 million is related to certain stock options issued in the three months ended March 31, 2005.

A summary of the status of stock option grants as of March 31, 2006, and changes during the three months ending March 31, 2006, is presented below:

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,810,557	$31.51
Granted	25,000	$45.26
Exercised	(41,461)	$17.81
Forfeited	(16,800)	$39.15
Outstanding at March 31, 2006	3,777,296	$31.74	$100,292
Options exercisable at March 31, 2006	3,599,359	$31.58	$96,154

The following table summarizes information about stock options outstanding at March 31, 2006:

Exercise Price Range	Outstanding	Exercisable	Remaining Life In Years
$7.50 – $11.19	72,150	72,150	2.3
13.19 – 13.98	55,797	43,961	5.8
14.00 – 14.55	435,789	435,789	7.0
15.05 – 17.12	273,010	273,010	7.0
23.09 – 23.26	46,117	46,117	5.8
24.07 – 25.07	269,300	265,966	6.3
25.69 – 28.90	367,833	364,500	7.8
33.04 – 36.05	447,800	318,366	8.3
37.90 – 38.99	938,000	938,000	9.0
39.20 – 45.93	871,500	841,500	8.1
Total	3,777,296	3,599,359	7.8

Remaining non-exercisable options as of March 31, 2006, become exercisable as follows:

Remainder of 2006	40,402
2007	44,733
2008	41,399
2009	41,403
Thereafter	10,000

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

The fair value of nonvested shares is determined based on the market price of our shares on the grant date. A summary of the status of our nonvested shares as of March 31, 2006, and changes during the three-month period ended March 31, 2006, is as follows:

	Shares	Fair Value
	(In thousands, except share data)
Nonvested at December 31, 2005	178,906	$2,415
Granted	25,000	521
Vested	(9,169)	(504)
Forfeited	(16,800)	(274)
Nonvested at March 31, 2006	177,937	$2,158

As of March 31, 2006, there was $2.2 million of unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted average period of 2.6 years.

Restricted stock and stock bonuses.    We granted the following restricted stock and stock bonuses during the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(In thousands, except per share data)
Restricted stock and stock bonus shares granted	—	48,402
Weighted-average fair value per share at grant date	$—	$43.99
Compensation cost recognized	$110	$127

Other contingent shares.    The dilutive effect of shares issuable under stock award plans does not include 14,152 stock options awarded that were anti-dilutive as of March 31, 2006. In addition, certain of our executives are entitled to receive performance stock bonus awards of 450,000 shares of our common stock if at any time between January 1, 2005, and December 31, 2007, certain conditions are met as defined in their employment agreements. At our discretion, we are able to settle these performance stock bonus awards in cash.

NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS

There were no new significant accounting pronouncements issued during the three months ended March 31, 2006, that are expected to have a material impact on the Company's financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

NOTE 11 — LEGAL PROCEEDINGS

On January 16, 1998, our Services Division ceased operations in Angola and subsequently became involved in various disputes with SHRM S.A. (‘‘SHRM’’), its minority joint venture partner, relating to the Angolan joint venture known as Defense System International Africa (‘‘DSIA’’). Since March 1998, we have been and continue to be involved in various legal proceedings before French courts with SHRM, which is part of the Compass Group, regarding damages from the circumstances under which DSIA ceased doing business in Angola due to the decree of the Angolan government expelling the employees of our Services Division from Angola. A possible loss estimate related to this case cannot be reasonably made and no accrual has been recorded.

Kroll, Inc. Matters

O'Gara-Hess & Eisenhardt Armoring do Brasil Ltda. ("OHE Brazil") was audited by the Brazilian federal tax authorities and the Company has been informed that they were assessed over 10 Million Reals (US $4.55 million based on the exchange rate as of March 31, 2006). In addition, in January 2004, OHE Brazil was audited and the Company has been informed that they were assessed over 20 Million Reals (US $9.1 million based on the exchange rate as of March 31, 2006) for activities that occurred prior to the Company's acquisition of the O'Gara Companies in 2001. OHE Brazil has appealed both tax assessments and the cases are pending. To the extent that there may be any liability resulting from such assessments, we believe that we are entitled to indemnification from Kroll, Inc. for up to $7.8 million under the terms of our purchase agreement dated April 20, 2001, because the events in question with respect to up to $7.8 million of such assessments occurred prior to our purchase of the O'Gara Companies from Kroll, Inc.

In December 2001, O'Gara-Hess & Eisenhardt France S.A., which was acquired from Kroll, Inc. ("OHE France") in August 2001, sold its industrial bodywork business operated under the name Labbe/Division de O'Gara Hess & Eisenhardt France/ Carrosserie Industrielle ("Carrosserie") to SNC Labbe. Subsequent to the sale, the members of Labbe Family Estate ("LFE"), who are joint owners of the leasehold interest upon which the Carrosserie business is operated, sued OHE France and SNC Labbe claiming the transfer of the leasehold was not valid because they did not give their consent to the transfer as allegedly required under the terms of the lease. LFE members sought to have OHE France, as sole tenant, maintain and repair the leased building with an estimated cost of between US $3.85 and US $7.4 million, based on the exchange rate as of March 31, 2006. In a decision dated February 28, 2006, the French "Tribunal de Grande Instance" (Court of First Degree) of Saint-Brieuc decided that the transfer of the leasehold was not valid regarding LFE members, but rejected their claim concerning the maintaining and repairing of the leased building. The court also decided that SNC Labbe was to indemnify the Company for all condemnations pursuant to its decision, including judicial fees and costs. An appeal is still possible against such court's decision and we are unable to predict the outcome of this matter and as such, no accrual has been made. In the meantime, actions have been undertaken in order to organize a new transfer of the leasehold in conformity with the applicable regulations. Such new transfer is currently pending and has not yet been completed. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

Zylon®

In April, 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging that ballistic-resistant soft body armor (vests) containing Zylon®, manufactured and sold by American Body Armor™, Safariland® and PROTECH®, failed to meet the warranties provided with the vests. On November 5, 2004, the Jacksonville, Florida (Duval County) Circuit Court gave final approval to a settlement reached with the Southern States Police Benevolent Association (‘‘SSPBA’’) which provided that (i) purchasers of certain Zylon®-containing vest models could exchange their vests for other vests manufactured by the

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Company and, (ii) the Company would continue its internal used-vest testing program (VestCheck™). The other class action suit filed by the National Association of Police Organizations, Inc. (‘‘NAPO’’), in Ft. Myers, Florida (Lee County), was voluntarily dismissed with prejudice on November 16, 2004.

On August 24, 2005, the United States Department of Justice, National Institute of Justice (‘‘NIJ’’), released its Third Status Report to the Attorney General on Body Armor Safety Initiative Testing and Activities (the ‘‘Third NIJ Report’’). The Third NIJ Report contained, among other items, information and testing data on Zylon® and Zylon®-containing vests, and substantially modified compliance standards for all ballistic-resistant vests with the implementation of the NIJ 2005 Interim Requirements for Ballistic-Resistant Body Armor. As a result of the actions of the NIJ, the Company halted all sales or shipment of any Zylon®-containing vest models effective August 25, 2005, and immediately established a Supplemental Relief (renamed the Zylon® Vest Exchange (‘‘ZVE’’)) Program that provides either a cash or voucher option to those who purchased any Zylon®-containing vests from us through August 29, 2005. The ZVE Program, with the consent of the SSPBA, was given final approval by the Jacksonville, Florida Court on October 27, 2005. (See also Note 13 for information regarding the estimated cost of the ZVE program.)

We are also voluntarily cooperating with a request for documents and data received from the Department of Justice, which is reviewing the entire body armor industry’s use of Zylon®, and a subpoena served by the General Services Administration for information relating to Zylon®. On March 27, 2006, we entered into an agreement with the Department of Justice to toll the statute of limitations until September 30, 2006, with regard to possible civil claims the United States could assert against the Company with respect to certain body armor products made by us which contain Zylon®.

Other Matters

In addition to the above, in the normal course of business and as a result of previous acquisitions, we are subjected to various types of claims and currently have on-going litigation in the areas of product liability, general liability and intellectual property. Our products are used in a wide variety of law enforcement situations and commercial and private security environments. Some of our products can cause serious personal or property injury or death if not carefully and properly used by adequately trained personnel. We believe that we have adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductible or self-insured retention. Our annual insurance premiums and self insurance retention amounts have risen significantly over the past several years and may continue to do so to the extent we are able to purchase insurance coverage. At this time, we do not believe any such claims or pending litigation will have a material impact on our financial position, operations and liquidity.

On February 9, 2006, we were notified by the IRS that our tax returns for the taxable years ended December 31, 2003 and 2004, had been selected for examination. We do not expect this examination will have a material impact on our financial position, operations or liquidity.

NOTE 12 — GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

The following consolidating financial information presents the Condensed Consolidating Balance Sheets as of March 31, 2006 and December 31, 2005, and the related Condensed Consolidating Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2006, and 2005 for:

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets

	March 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Assets
Current assets:
Cash and cash equivalents	$48,418	$24,702	$24,300	$—	$97,420
Short-term investment securities	391,500	—	—	—	391,500
Accounts receivable, net	—	194,345	18,421	—	212,766
Intercompany receivables	176,882	125,672	38,400	(340,954)	—
Inventories	—	205,948	26,966	—	232,914
Prepaid expenses and other current assets	7,023	33,358	2,762	—	43,143
Total current assets	623,823	584,025	110,849	(340,954)	977,743
Property and equipment, net	1,932	63,348	21,364	—	86,644
Goodwill, net	—	271,792	2,014	—	273,806
Patents, licenses and trademarks, net	—	128,040	403	—	128,443
Other assets	13,727	1,873	49,488	—	65,088
Investment in subsidiaries	841,010	119,217	—	(960,227)	—
Total assets	$1,480,492	$1,168,295	$184,118	$(1,301,181)	$1,531,724
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$149	$151	$—	$300
Short-term debt	341,795	—	2,015	—	343,810
Accounts payable	1,497	94,717	7,986	—	104,200
Accrued expenses and other current liabilities	10,830	61,793	18,718	—	91,341
Income taxes payable	(5,211)	12,251	675	—	7,715
Intercompany payable	193,196	13,494	134,264	(340,954)	—
Total current liabilities	542,107	182,404	163,809	(340,954)	547,366
Long-term debt, less current portion	148,163	2,079	233	—	150,475
Other long-term liabilities	8,447	3,639	—	—	12,086
Deferred income taxes	6,957	38,976	1,046	—	46,979
Total liabilities	705,674	227,098	165,088	(340,954)	756,906
Stockholders’ equity:
Preferred stock	—	1,450	—	(1,450)	—
Common stock	415	3,193	7,852	(11,045)	415
Additional paid in capital	526,904	533,682	14,779	(548,461)	526,904
Retained earnings (accumulated deficit)	299,400	402,872	(3,601)	(399,271)	299,400
Accumulated other comprehensive income	20,416	—	—	—	20,416
Treasury stock	(72,317)	—	—	—	(72,317)
Total stockholders’ equity	774,818	941,197	19,030	(960,227)	774,818
Total liabilities and stockholders’ equity	$1,480,492	$1,168,295	$184,118	$(1,301,181)	$1,531,724

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets

	December 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Assets
Current assets:
Cash and cash equivalents	$423,961	$23,879	$24,001	$—	$471,841
Accounts receivable, net	—	191,583	20,541	—	212,124
Intercompany receivables	101,956	109,177	39,170	(250,303)	—
Inventories	—	185,032	25,485	—	210,517
Prepaid expenses and other current assets	2,316	32,806	2,965	—	38,087
Total current assets	528,233	542,477	112,162	(250,303)	932,569
Property and equipment, net	2,052	57,326	20,551	—	79,929
Goodwill, net	—	271,708	1,988	—	273,696
Patents, licenses and trademarks, net	—	130,216	404	—	130,620
Other assets	15,221	2,089	28,738	—	46,048
Investment in subsidiaries	795,098	117,776	—	(912,874)	—
Total assets	$1,340,604	$1,121,592	$163,843	$(1,163,177)	$1,462,862
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$283	$147	$—	$430
Short-term debt	341,752	—	2,522	—	344,274
Accounts payable	607	80,300	10,056	—	90,963
Accrued expenses and other current liabilities	16,660	65,346	18,918	—	100,924
Income taxes payable	(5,105)	12,257	1,615	—	8,767
Intercompany payables	115,076	22,682	112,545	(250,303)	—
Total current liabilities	468,990	180,868	145,803	(250,303)	545,358
Long-term debt, less current portion	149,528	2,115	267	—	151,910
Other long-term liabilities	7,333	3,142	—	—	10,475
Deferred income taxes	4,171	39,390	976	—	44,537
Total liabilities	630,022	225,515	147,046	(250,303)	752,280
Stockholders’ equity:
Preferred stock	—	1,450	—	(1,450)	—
Common stock	415	3,193	7,852	(11,045)	415
Additional paid – in capital	525,890	533,682	14,778	(548,460)	525,890
Retained earnings (accumulated deficit)	257,991	357,752	(5,833)	(351,919)	257,991
Accumulated other comprehensive loss	(1,397)	—	—	—	(1,397)
Treasury stock	(72,317)	—	—	—	(72,317)
Total stockholders’ equity	710,582	896,077	16,797	(912,874)	710,582
Total liabilities and stockholders’ equity	$1,340,604	$1,121,592	$163,843	$(1,163,177)	$1,462,862

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings Inc. and Subsidiaries
Condensed Consolidating Statements of Operations

	Three Months ended March 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Revenues:
Aerospace & Defense	$—	$339,995	$7,023	$(1,915)	$345,103
Products	—	71,581	5,255	—	76,836
Mobile Security	—	1,454	22,549	(502)	23,501
Total revenues	—	413,030	34,827	(2,417)	445,440
Costs and expenses:
Cost of revenues	—	315,578	27,649	(2,417)	340,810
Selling, general and administrative expenses	5,614	26,854	3,674	—	36,142
Amortization	—	2,257	2	—	2,259
Integration	145	325	—	—	470
Related party fees (income)	16	(17)	1	—	—
Operating (loss) income	(5,775)	68,033	3,501	—	65,759
Interest expense (income), net	594	(387)	52	—	259
Other (income) expense, net	(710)	50	(147)	—	(807)
Equity in earnings of subsidiaries	(45,912)	(1,440)	—	47,352	—
Income before (benefit) provision for income taxes	40,253	69,810	3,596	(47,352)	66,307
(Benefit) provision for income taxes	(1,156)	24,690	1,364	—	24,898
Net income	$41,409	$45,120	$2,232	$(47,352)	$41,409

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings Inc. and Subsidiaries
Condensed Consolidating Statements of Operations

	Three Months ended March 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Revenues:
Aerospace & Defense	$—	$272,804	$—	$(7,109)	$265,695
Products	—	51,960	11,373	—	63,333
Mobile Security	—	12,204	23,903	(170)	35,937
Total revenues	—	336,968	35,276	(7,279)	364,965
Costs and expenses:
Cost of revenues	—	253,462	27,472	(7,279)	273,655
Selling, general and administrative expenses	7,473	22,954	3,389	—	33,816
Amortization	—	2,038	—	—	2,038
Integration	147	653	—	—	800
Related party fees (income)	16	(17)	1	—	—
Operating (loss) income	(7,636)	57,878	4,414	—	54,656
Interest expense (income), net	2,193	(49)	101	—	2,245
Other expense (income), net	1,122	(16)	17	—	1,123
Equity in earnings of subsidiaries	(39,838)	(1,769)	—	41,607	—
Income before (benefit) provision for income taxes	28,887	59,712	4,296	(41,607)	51,288
(Benefit) provision for income taxes	(2,142)	20,738	1,663	—	20,259
Net income	$31,029	$38,974	$2,633	$(41,607)	$31,029

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flow

	Three Months ended March 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Cash flow from operating activities:
Net income	$41,409	$45,120	$2,232	$(47,352)	$41,409
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	650	4,374	619	—	5,643
Loss on disposal of fixed assets	—	77	47	—	124
Deferred income taxes	2,550	1,447	47	—	4,044
Fair value adjustment for put options	(710)	—	—	—	(710)
SERP expense	725	—	—	—	725
Equity in earnings of subsidiaries	(45,912)	(1,440)	—	47,352	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	—	(2,762)	2,368	—	(394)
Decrease (increase) in intercompany receivables and payables	25,371	(25,811)	440	—	—
Increase in inventories	—	(20,916)	(1,220)	—	(22,136)
(Increase) decrease in prepaid expenses and other assets	(2,187)	(2,787)	248	—	(4,726)
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(3,528)	11,514	(2,709)	—	5,277
Decrease in income taxes payable	(11)	(6)	(945)	—	(962)
Net cash provided by operating activities	18,357	8,810	1,127	—	28,294
Cash flow from investing activities:
Purchase of property and equipment	(157)	(7,905)	(1,137)	—	(9,199)
Purchase of patents and trademarks	—	(79)	(6)	—	(85)
Purchases of short-term investment securities	(489,000)	—	—	—	(489,000)
Proceeds from sales of short-term investment securities	97,500	—	—	—	97,500
Collection of note receivable	—	252	—	—	252
Costs related to pending acquisitions	(2,849)	—	—	—	(2,849)
Additional consideration for purchased businesses	—	(85)	—	—	(85)
Net cash used in investing activities	(394,506)	(7,817)	(1,143)	—	(403,466)
Cash flow from financing activities:
Proceeds from exercise of stock options	724	—	—	—	724
Taxes paid for withheld shares on restricted stock issuances	(430)	—	—	—	(430)
Windfall tax benefit of stock options	312	—	—	—	312
Repayments of long-term debt	—	(170)	(38)	—	(208)
Borrowings under lines of credit	—	—	840	—	840
Repayments under lines of credit	—	—	(1,362)	—	(1,362)
Net cash provided by (used in) financing activities	606	(170)	(560)	—	(124)
Effect of exchange rate on cash and cash equivalents	—	—	875	—	875
Net (decrease) increase in cash and cash equivalents	(375,543)	823	299	—	(374,421)
Cash and cash equivalents, beginning of period	423,961	23,879	24,001	—	471,841
Cash and cash equivalents, end of period	$48,418	$24,702	$24,300	$—	$97,420

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flow

	Three Months ended March 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Cash flow from operating activities:
Net income	$31,029	$38,974	$2,633	$(41,607)	$31,029
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	702	3,813	688	—	5,203
Loss on disposal of fixed assets	—	26	4	—	30
Deferred income taxes	769	1,706	141	—	2,616
Fair value adjustment for put options	1,121	—	—	—	1,121
Equity in earnings of subsidiaries	(39,838)	(1,769)	—	41,607	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	(13,539)	(783)	—	(14,322)
Decrease (increase) in intercompany receivables and payables	28,249	(30,018)	1,769	—	—
Increase in inventories	—	(6,480)	(1,362)	—	(7,842)
(Increase) decrease in prepaid expenses and other assets	(1,407)	621	(788)	—	(1,574)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	1,307	2,510	(1,159)	—	2,658
Increase (decrease) in income taxes payable	1,170	417	(845)	—	742
Net cash provided by (used in) operating activities	23,102	(3,739)	298	—	19,661
Cash flow from investing activities:
Purchase of property and equipment	(602)	(2,185)	(436)	—	(3,223)
Purchase of patents and trademarks	—	(34)	—	—	(34)
Purchases of short-term investment securities	(469,800)	—	—	—	(469,800)
Proceeds from sales of short-term investment securities	77,825	—	—	—	77,825
Sale of put options	1,687	—	—	—	1,687
Additional consideration for purchased businesses	(227)	(854)	—	—	(1,081)
Purchase of businesses net of cash acquired	(1,362)	—	—	—	(1,362)
Net cash used in investing activities	(392,479)	(3,073)	(436)	—	(395,988)
Cash flow from financing activities:
Proceeds from exercise of stock options	3,903	—	—	—	3,903
Taxes paid for withheld shares on restricted stock issuances	(180)	—	—	—	(180)
Repayments of long-term debt	—	(152)	(38)	—	(190)
Borrowings under lines of credit	5,485	—	2,840	—	8,325
Repayments under lines of credit	(5,485)	—	(1,020)	—	(6,505)
Net cash provided by (used in) financing activities	3,723	(152)	1,782	—	5,353
Effect of exchange rate on cash and cash equivalents	—	—	(1,099)	—	(1,099)
Net (decrease) increase in cash and cash equivalents	(365,654)	(6,964)	545	—	(372,073)
Cash and cash equivalents, beginning of period	388,727	21,173	11,309	—	421,209
Cash and cash equivalents, end of period	$23,073	$14,209	$11,854	$—	$49,136

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

NOTE 13 — VEST EXCHANGE PROGRAM/WARRANTY REVISION

As discussed in Note 11, as a result of our voluntary ZVE Program relating to our Zylon® — containing vests, we recorded a pre-tax charge of $19.9 million in the year ended December 31, 2005, which is net of the remaining $1.1 million liability from the Exchange Program previously announced in the third quarter of 2004. Since December 31, 2005, we have incurred $3.7 million of ZVE Program costs against the liability. We have a remaining liability of $14.8 million at March 31, 2006. The liability has been classified in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet at March 31, 2006.

NOTE 14 — PUT OPTION TRANSACTIONS

We account for put option transactions on Company stock in accordance with Statement of Financial Accounting Standards No. 150, ‘‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,’’ (‘‘SFAS 150’’). SFAS 150 requires put options to be measured at fair value and recognized on the balance sheet as liabilities.

During the year ended December 31, 2005, we sold put options on Company stock in various private transactions covering 3.5 million shares of Company stock for $6.6 million in premiums. During the year ended December 31, 2005, put options covering 2.5 million shares expired unexercised. In February 2006, the remaining outstanding put options covering 1 million shares expired unexercised. Accordingly, we recognized $700,000 in other (income) expense, net, in the three months ended March 31, 2006. In the three months ended March 31, 2005, we recognized fair value losses of $1.1 million recorded in other (income) expense, net, related to outstanding put options on Company stock. The fair values of the put options of Company stock are obtained from our counter-parties and represent the estimated amount we would have received or paid to terminate the put options, taking into account the consideration we received for the sale of the put options. We had no put options on Company stock remaining as of March 31, 2006.

NOTE 15 — INTEREST EXPENSE, NET

Interest expense, net is comprised of the following:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(In thousands)
Interest expense	$5,531	$4,858
Interest income	(5,272)	(2,613)
Interest expense, net	$259	$2,245

NOTE 16 — PENDING ACQUISITION

On February 27, 2006, we announced that we signed a definitive agreement to acquire all of the outstanding stock of Stewart & Stevenson Services, Inc. (‘‘SVC’’), a leading manufacturer of military tactical wheeled vehicles including the Family of Medium Tactical Vehicles (‘‘FMTV’’), the U.S. Army's primary transport platform, for $35 per share in a cash merger transaction. The total value of the transaction is expected to be approximately $755 million after deducting SVC’s net cash balance which was $312 million as of January 31, 2006. The transaction is subject to SVC shareholder approval and other customary conditions. The transaction is expected to close in May 2006. We expect to finance the transaction through available cash and cash equivalents, short-term investments of the Company and SVC and with proceeds from pending senior credit facilities. On April 19, 2006, we announced that the U.S. Department of Justice and the U.S. Federal Trade Commission have granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, in connection with our pending acquisition of SVC.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

NOTE 17 — SUBSEQUENT EVENT

On April 7, 2006, we announced the acquisition of 100% of the stock of Swiss-Photonics AG. Swiss-Photonics, through its trade name, Projectina, manufactures, markets and distributes highly specialized document examination equipment used in verifying document authenticity and detecting counterfeit currency and crime lab microscopes used to evaluate ballistics and bullet casings. Projectina also develops optical subsystems for leading electronic original equipment manufacturers. Based in Heerbrugg, Switzerland, Projectina serves the forensics, homeland security and crime scene markets, predominantly in Europe and Asia. Projectina generated revenue of approximately $9.2 million in 2005.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the results of operations and analysis of financial condition for the three months ended March 31, 2006. The results of operations for purchase business combinations are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, included in our 10-K for the fiscal year ended December 31, 2005, except as follows:

Stock options and grants.    On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payments’’ (‘‘FAS 123R’’), requiring us to recognize expense related to the fair value of our stock option awards. We recognize the cost of share-based awards on a straight-line basis over the vesting period of the award. Prior to January 1, 2006, we accounted for our stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’) and related interpretations, as permitted by Statement of Financial Accountant Standard No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’). Excluding modification to stock option agreements, no stock option-based employee compensation cost was recognized in the income statement, as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated. As a result of adopting FAS 123R on January 1, 2006, our income before income taxes and net income for the three months ended March 31, 2006, was $203,000 and $132,000 lower, respectively, than if we had continued to account for share-based compensation under ABP 25. We expect that total stock compensation expense for 2006 related to stock options will be approximately $1.0 million before the effect of income taxes.

Prior to the adoption of FAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Beginning on January 1, 2006, we changed our cash flow presentation in accordance with FAS 123R, which requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (windfall tax benefits) to be classified as financing cash flows.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

We have estimated the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. The expected life of the options granted is management’s estimate and represents the period of time that options granted are expected to be outstanding. We currently do not pay dividends. Volatility is based on the historical volatility of our stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each option grant is estimated on the date of grant with the following weighted-average assumptions for the three months ended March 31, 2006 and 2005:

	March 31, 2006	March 31, 2005
Expected life of option	5.0 yrs	5.3 yrs
Dividend yield	0%	0%
Volatility	46.4%	48.6%
Risk free interest rate	4.3%	4.1%

The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005 are as follows:

	March 31, 2006	March 31, 2005
	(In thousands, except per share data)
Fair value of each option granted	$20.84	$19.54
Total number of options granted	25	1,430
Total fair value of all options granted	$521	$27,942

Outstanding options, consisting of incentive and non-qualified stock options, generally vest and become exercisable over a three or five year period from the date of grant. Other options granted are immediately vested, but are subject to lock-up provisions that disallow the recipient from selling the shares until the lock-up expires, which is generally over a seven year period. The outstanding options generally expire ten or seven years from the date of grant or upon retirement from the Company, respectively, and are contingent upon continued employment during the applicable ten year or seven year period.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, to options granted under our stock option plans during the three month period ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over the vesting period and forfeitures are recognized as they occur. Our pro forma information follows for the three months ended March 31, 2005:

Three Months Ended
March 31, 2005
(In thousands, except for per share amounts)
Net income as reported	$31,029
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(33,545)
Add: Employee compensation expense for modification of stock option awards included in reported net income, net of income taxes	118
Pro forma net loss	$(2,398)
Earnings (loss) per share:
Basic – as reported	$0.90
Basic – pro forma	$(0.07)
Diluted – as reported	$0.87
Diluted – pro forma	$(0.07)

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

$15.3 million of the stock-based employee compensation expense for the three months ended March 31, 2005, is related to accelerated vesting of certain existing stock options and $17.6 million is related to certain stock options issued in the three months ended March 31, 2005.

RECENT ACCOUNTING PRONOUCEMENTS

There were no new significant accounting pronouncements issued during the three months ended March 31, 2006, that are expected to have a material impact on the Company's financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006, COMPARED TO THREE MONTHS ENDED MARCH 31, 2005.

Net income.    Net income increased $10.4 million, or 33%, to $41.4 million in the three months ended March 31, 2006, compared to $31.0 million in the three months ended in March 31, 2005.

Total revenues.    Total revenues increased $80.5 million, or 22%, to $445.4 million in the three months ended March 31, 2006, compared to $365.0 million in the three months ended March 31, 2005. For the three months ended March 31, 2006, total revenue increased 20% internally, including period-over-period changes in acquired businesses, and negative growth of (0.4%) resulting from foreign currency movements. Internal revenue growth represents period-over-period increases in revenue from businesses that were either owned or acquired by us during the periods presented. Our calculation of internal revenue growth takes into consideration pro-forma revenue for relevant periods of acquired entities in determining period-over-period growth.

Aerospace & Defense revenues.    Aerospace & Defense revenues increased $79.4 million, or 30%, to $345.1 million in the three months ended March 31, 2006, compared to $265.7 million in the three months ended March 31, 2005. All of the growth was organic. Growth was primarily due to the following factors:

(1)    We experienced strong demand for the Up-Armored High Mobility Multi-purpose Wheeled Vehicle (Up-Armored HMMWV, commonly known as the Humvee), including spare part revenues, as we shipped 2,285 Up-Armored HMMWVs (includes both M1114 and M1151 models) in the three months ended March 31, 2006, compared to 1,495 in the three months ended March 31, 2005, a 53% increase. There continues to be new orders under our current M1114 Up-Armored HMMWV contract and additional orders for the next-generation versions known as the M1151 and M1152 Up-Armored HMMWVs. While backlog extends well into 2006 for both the M1114 and M1151/52 Up-Armored HMMWV versions, we believe the U.S. Military’s plans include procurement of a replacement military light transport vehicle with current status being in the early development stage. While the U.S. Military’s current acquisition strategies plan for possible production of new light and medium support vehicles beginning as early as 2008, there is no assurance as to when a replacement for the HMMWV may be selected, and furthermore, we believe that the HMMWV will continue for some time to be one of the primary transport vehicles in the U.S. military. In the event the HMMWV is replaced, based on U.S. military procurement plans, it is anticipated that vehicle armoring for a replacement vehicle would be provided to the vehicle OEM for inclusion in the manufacturing process as components to be integrated with the vehicle while additional armor components would be provided for attachment to the vehicle at a later time when warranted by threat conditions. We anticipate that procurements for the potential HMMWV replacement models would be competitive and could be awarded to multiple armor suppliers based on full and open competition. Although we anticipate continuation of developmental efforts and enhancement of manufacturing capabilities, at this time, there is no certainty of obtaining armoring contracts for any HMMWV replacement vehicles selected by the

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

U.S. military, and if successful in competitive programs, we cannot determine the specific levels of effort likely under such military contracts.

An additional consideration and risk factor regarding the introduction of new vehicle versions for tactical wheeled vehicles is the U.S. military’s recent pronouncements that it is the Government’s preference to own technical data rights for new major end items of equipment and sub-systems, including the vehicle armoring packages. The Government’s intent to mitigate risk of limitations on producibility and to ensure commonality of armor components produced by multiple sources may negatively influence future manufacturing content and product pricing.

See risk factor ‘‘A Replacement of the HMMWV in the U.S. Military May Affect Our Results of Operations’’ under Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.

(2)    During the three months ended March 31, 2006, revenue from add-on armor components for fielded vehicles including add-on armor kits for the light, medium and heavy tactical truck fleet decreased 92%, compared to the three months ended March 31, 2005. Although we may receive additional add-on armor kit business in the future, the majority of armoring of fielded trucks has been completed. We also believe that the U.S. Military’s tactical wheeled vehicle procurement strategy includes replacement or additional production of current type medium or heavy trucks and these vehicles are also planned to receive armor subsystems in the future.

(3)    Small armors protection insert (‘‘SAPI’’) plate volume increased by 83% in the three months ended March 31, 2006, compared to the three months ended March 31, 2005. The increase in volume was a result of: (1) increasing requirements by the U.S. military, (2) the ability of our industrial base to increase production capacity, and (3) our ability to qualify additional sources of supply.

Continued growth in the SAPI plate business is dependent upon the continued level of hostilities in Iraq and Afghanistan as well as the U.S. Government’s requirements for improved technology and performance of the SAPI plate. Future revenues may be constrained by our ability to procure certain raw materials necessary for the manufacture of the SAPI plate. See the risk factor ‘‘There are Limited Sources for Some of Our Raw Materials, Which May Significantly Curtail our Manufacturing Operations’’ under Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.

(4)    Outer tactical vest (‘‘OTV’’) units increased by 252% in the three months ended March 31, 2006, over the three months ended March 31, 2005. We experienced 177% unit growth in helmets. Also, our Modular Lightweight Load-Carrying Equipment (‘‘MOLLE’’) revenue increased 38%, and aerospace revenues increased 14%.

Products revenues.    Products revenues increased $13.5 million, or 21%, to $76.8 million in the three months ended March 31, 2006, compared to $63.3 million in the three months ended March 31, 2005. For the three months ended March 31, 2006, Products revenue increased 10% internally, including period-over-period changes in acquired businesses and increased $7.4 million, or 12%, from the acquisition of the law enforcement business of Second Chance, acquired in July 2005. Internal growth was primarily driven by strong domestic sales of body armor, as this market began its rebound from the uncertainty within the market caused by the NIJ Zylon decertification in the later part of 2005. Also, supplier improvements in the delivery of ballistic materials contributed to increased body armor shipments. Also, contributing to the internal growth were strong domestic sales of duty gear and overall strong sales within our forensics’ product lines. This overall growth was offset in part by declining sales of gas masks as we made the transition to a new supplier of these products.

Mobile Security revenues.    Mobile Security revenues decreased $12.4 million, or 35%, to $23.5 million in the three months ended March 31, 2006, compared to $35.9 million in the three

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

months ended March 31, 2005. Commercial vehicle shipments decreased 23%, to 317 vehicles in the three months ended March 31, 2006, compared to 413 vehicles in the three months ended March 31, 2005. The Mobile Security’s internal revenue decline was primarily a result of a shortage of base units and model year changes in two significant product lines - the Chevrolet Surburban and the Mercedes S-Class. We expect the model changes to be complete by the middle of fiscal year 2006 and output to increase significantly in the second half of fiscal year 2006.

Cost of revenues.    Cost of revenues increased $67.2 million, or 25%, to $340.8 million for the three months ended March 31, 2006, compared to $273.7 million for the three months ended March 31, 2005. As a percentage of total revenues, cost of revenues increased to 76.5% of total revenues for the three months ended March 31, 2006, from 75.0% for the three months ended March 31, 2005.

Gross margins in Aerospace & Defense were 20.1% for the three months ended March 31, 2006, compared to 22.0% for the three months ended March 31, 2005. This reduction was primarily due to: (1) an increased mix of lower-margin revenues from Medium Tactical Vehicle Replacement (‘‘MTVR’’) cabs; and (2) reduced SAPI plate margins related to changing product specifications.

Gross margins in Products were 39.0% for the three months ended March 31, 2006, compared to 37.3% for the three months ended March 31, 2005. Gross margins improved as a result of: (1) improved manufacturing efficiencies; (2) better utilization of lower-cost facilities; and (3) select selling price increases.

Gross margins in Mobile Security were 22.8% in the three months ended March 31, 2006, compared to 25.6% for the three months ended Mach 31, 2005. The decrease in margins was primarily due to decreased overhead absorption caused by reduced production throughput.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $2.3 million, or 7%, to $36.1 million (8.1% of total revenues) for the three months ended March 31, 2006, compared to $33.8 million (9.3% of total revenues) for the three months ended March 31, 2005. The decrease as a percentage of total revenues was largely a function of our ability to achieve scale as revenues have increased.

Aerospace & Defense selling, general and administrative expenses increased $0.4 million, or 5%, to $9.2 million (2.7% of Aerospace & Defense revenues) for the three months ended March 31, 2006, compared to $8.8 million (3.3% of Aerospace & Defense revenues) for the three months ended March 31, 2005. The increase in selling, general and administrative expenses is due primarily to increased research and development expense, and other administrative expenses as a result of the increased size of the business. The decrease in selling, general and administrative expenses as a percentage of revenue was due to leveraging of the selling, general and administrative expenses over a larger revenue base.

Products selling, general and administrative expenses increased $2.6 million, or 19%, to $16.7 million (21.8% of Products revenues) for the three months ended March 31, 2006, compared to $14.1 million (22.3% of Products revenues) for the three months ended March 31, 2005. This increase is due primarily to the impact of acquisitions which amounted to $1.6 million, and increased selling expenses related to higher sales volumes. The decrease in selling, general and administrative expenses as a percentage of revenue was due to leveraging of the selling, general and administrative expenses over a larger revenue base.

Mobile Security selling, general and administrative expenses increased $0.9 million, or 24%, to $4.5 million (19.0% of Mobile Security revenues) for the three months ended March 31, 2006, compared to $3.6 million (10.0% of Mobile Security revenues) for the three months ended March 31, 2005. The increase in selling, general and administrative expense was primarily due to increased research and development costs, and increased selling and marketing costs. The increase in

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

selling, general and administrative expenses as a percentage of revenues was due to the items listed above and the large decrease in revenues.

Corporate general and administrative expenses decreased $1.6 million, or 22%, to $5.7 million (1.3% of total revenues) for the three months ended March 31, 2006, compared to $7.3 million (2.0% of total revenues) for the three months ended March 31, 2005. This decrease in general and administrative expenses is primarily associated with reduced bonus provisions partially offset with increased expenses associated with the adoption of FAS 123R (expensing of stock options).

Amortization.    Amortization expense increased $0.2 million, or 11%, to $2.3 million for the three months ended March 31, 2006, compared to $2.0 million for the three months ended March 31, 2005, primarily due to the acquisition of Second Chance in July 2005. Amortization expense is related to patents and trademarks with finite lives, and acquired amortizable intangible assets that meet the criteria for recognition as an asset apart from goodwill under SFAS 141.

Integration.    Integration decreased $0.3 million, or 41%, to $0.5 million for the three months ended March 31, 2006, compared to $0.8 million for the three months ended March 31, 2005. Included in integration in the first quarter of 2006 were charges for the integration of Second Chance, which was acquired in the third quarter of 2005 and costs related to accounting, legal and other due diligence costs related to acquisitions that were not consummated. Included in integration in the first quarter of 2005 were charges primarily for Specialty Defense and Bianchi, which were acquired in the fourth quarter of 2004.

Operating income.    Operating income increased $11.1 million, or 20%, to $65.8 million for the three months ended March 31, 2006, compared to $54.7 million in the three months ended March 31, 2005, due to the factors discussed above.

Interest expense, net.    Interest expense, net, decreased $2.0 million, or 88%, to $0.3 million for the three months ended March 31, 2006, compared to $2.2 million for the three months ended March 31, 2005. This decrease is primarily due to an increase in interest income generated from the increase in investment yield from higher interest rates and the increase in investment balances primarily resulting from positive operating cash flow. This increase in interest income is partially offset by an increase in interest expense on our variable rate debt as a result of the increase in the six-month LIBOR. On September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate on the 8.25% Notes for a variable rate of six-month LIBOR (5.1% at March 31, 2006, and 3.5% at March 31, 2005), set in arrears, plus a spread of 2.735% to 2.75%.

Other (income) expense, net.    Other income, net, was $0.8 million for the three months ended March 31, 2006, and relates primarily to the expiration of our unexercised 1 million previously announced put option contracts on Company stock and dividends received on our equity based securities. Other expense, net, of $1.1 million for the three months ended March 31, 2005, relates primarily to the fair value loss on put options sold in various private transactions covering 2 million shares of Company stock. We had no remaining put options outstanding at March 31, 2006.

Income before provision for income taxes.    Income before provision for income taxes increased $15.0 million, or 29%, to $66.3 million for the three months ended March 31, 2006, compared to $51.3 million for the three months ended March 31, 2005, due to the reasons discussed above.

Provision for income taxes.    Provision for income taxes was $24.9 million for the three months ended March 31, 2006, compared to $20.3 million for the three months ended March 31, 2005. The effective tax rate was 37.5% for the three months ended March 31, 2006, compared to 39.5% for the three months ended March 31, 2005. The reduced tax rate relates primarily to an increase in our U.S. manufacturing tax deduction and increased Federal tax credits. The reduced tax rate also relates to the non-taxable nature of the fair value gain on put options in the three months ended March 31, 2006, compared to the non-deductible nature of the fair value loss on put options in the three months ended March 31, 2005.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

Net income.    Net income increased $10.4 million, or 33%, to $41.4 million in the three months ended March 31, 2006, compared to $31.0 million in the three months ended in March 31, 2005, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time depending upon market conditions and other factors, of up to an additional 4.4 million shares. On March 25, 2005, our Board of Directors increased our existing stock repurchase program to enable us to repurchase, from time to time depending upon market conditions and other factors, up to an additional 3.5 million shares of its outstanding common stock. Through May 3, 2006, we repurchased 3.8 million shares of our common stock under the stock repurchase program at an average price of $12.49 per share, leaving us with the ability to repurchase up to an additional 7.3 million shares of our common stock. We did not repurchase any shares in the first quarter of fiscal 2006 or fiscal 2005. Repurchases may be made in the open market, in privately negotiated transactions utilizing various hedging mechanisms including, among others, the sale to third parties of put options on our common stock, or otherwise. At March 31, 2006, we had 35.4 million shares of common stock outstanding.

During fiscal 2005, we sold put options in various private transactions covering 3.5 million shares of Company stock for $6.6 million in premiums. During fiscal 2005, put options covering 2.5 million shares of Company stock expired unexercised leaving outstanding put options covering 1 million shares outstanding (2.8% of outstanding shares at December 31, 2005) at a weighted average strike price of $40.00 per share. In February 2006, the remaining outstanding put options covering 1 million shares expired unexercised. Accordingly, we recorded an additional $0.7 million in other income in the first quarter of fiscal 2006. The fair values of the put options of Company stock are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the put options, taking into account the consideration we received for the sale of the put options. In fiscal 2005, we recognized fair value gains of $5.9 million recorded in other income, net, of which $4.8 million was recognized on the 2.5 million previously expired and unexercised put options.

We expect to continue our policy of repurchasing our common stock from time to time, subject to the restrictions contained in our secured revolving credit facility (the ‘‘Credit Facility’’) with Bank of America, N.A., Wachovia Bank, N.A. and a syndicate of other financial institutions arranged by Bank of America Securities, LLC; the indenture governing the 8¼% Senior Subordinated Notes due 2013 (the ‘‘8.25% Notes’’) and the indenture governing the 2.00% Senior Subordinated Convertible Notes due November 1, 2024 (the ‘‘2% Convertible Notes’’). Our Credit Facility permits us to repurchase shares of our common stock with no limitation if our ratio of Consolidated Senior Indebtedness to Consolidated earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’) (as such terms are defined in the Credit Facility) for any rolling twelve-month period is less than 1.00 to 1. When such ratio is greater than 1.00 to 1, our Credit Facility limits our ability to repurchase shares at $15.0 million. This basket resets to $0 each time the ratio is less than 1.00 to 1. As of March 31, 2006, such ratio was 0.04 to 1. Our indentures governing the 8.25% Notes and the 2% Convertible Notes also permit us to repurchase shares of our common stock, subject to certain limitations, as long as we satisfy the conditions to such repurchase contained therein.

On June 22, 2005, we implemented the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance of up to 2,500,000 shares of our common stock. Any shares of our common stock granted as restricted stock, performance stock or other stock-based awards will be counted against the shares authorized as one and eight-tenths (1.8) shares for every one share issued in connection with such award. The 2005 Stock Incentive Plan authorizes the granting of stock options, restricted stock, performance awards and other stock-based awards to employees, officers, directors

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

and consultants, independent contractors and advisors of the Company and its subsidiaries. Upon adoption of our 2005 Stock Incentive Plan, we agreed to not grant awards under any of our pre-existing stock incentive plans.

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

On September 2, 2003, we entered into interest rate swap agreements, which have been designated as fair value hedges as defined under SFAS 133 with a notional amount totaling

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

$150 million. The agreements were entered into to exchange the fixed interest rate on our 8.25% Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth day of February and August. The agreements are subject to other terms and conditions common to transactions of this type. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. For the three months ended March 31, 2006, the fair value for interest swaps changed in value by $3.1 million. At December 31, 2005, there was a $1.4 million asset included in other assets, which, as a result of the change in fair value, is a $1.7 million hedge liability at March 31, 2006. The agreements are deemed to be a perfectly effective fair value hedge, and, therefore, qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

On August 12, 2003, in concert with our 8.25% Note offering, we entered into the Credit Facility. The Credit Facility consists of a five-year revolving credit facility, and, among other things, provides for (i) total maximum borrowings of $60 million, (ii) a $25 million sub-limit for the issuances of standby and commercial letters of credit, (iii) a $5 million sub-limit for swing-line loans, and (iv) a $5 million sub-limit for multi-currency borrowings. All borrowings under the Credit Facility will bear interest at either (i) a rate equal to LIBOR, plus an applicable margin ranging from 1.125% to 1.625%, (ii) an alternate base rate which will be the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50%, or (iii) with respect to foreign currency loans, a fronted offshore currency rate, plus an applicable margin ranging from 1.125% to 1.625%, depending on certain conditions. The Credit Facility is guaranteed by certain of our direct and indirect domestic subsidiaries and is collateralized by, among other things, (i) a pledge of all of the issued and outstanding shares of stock or other equity interests of certain of our domestic subsidiaries, (ii) a pledge of 65% of the issued and outstanding voting shares of stock or other voting equity interests of certain of our direct and indirect foreign subsidiaries, (iii) a pledge of 100% of the issued and outstanding nonvoting shares of stock or other nonvoting equity interests of certain of our direct and indirect foreign subsidiaries, and (iv) a first priority perfected security interest on certain of our domestic assets and certain domestic assets of certain of our direct and indirect subsidiaries that will become guarantors of our obligations under the Credit Facility, including, among other things, accounts receivable, inventory, machinery, equipment, certain contract rights, intellectual property rights and general intangibles. On January 9, 2004, we amended our Credit Facility to broaden our ability to make additional open-market purchases of publicly-traded securities subject to certain limitations. On March 29, 2004, we amended our Credit Facility to allow us to pay dividends subject to certain limitations. On October 19, 2004, we amended our Credit Facility to allow us to subtract cash equivalents from total indebtedness in calculation of our compliance covenants. On April 14, 2005, we amended our credit agreement to amend the definition of cash equivalents to include auction rate securities held by our existing bank group. On July 26, 2005, we amended the Credit Facility to allow for advances, loans, extensions of credit to or any other investments in key suppliers of the Company in an aggregate amount not to exceed $15 million at any time outstanding for the purpose of facilitating the sale and purchase of goods and services to the Company. In addition, the amendment allows for leases or other dispositions of assets of not more than 10% of the consolidated EBITDA, as defined in the Credit Facility. At March 31, 2006, we had $54.4 million in availability under our Credit Facility, excluding $5.6 million in outstanding letters of credit.

As of March 31, 2006, we were in compliance with all of our negative and affirmative covenants contained in the Credit Facility and the indentures governing the 8.25% Notes and the 2% Convertible Notes.

Working capital was $430.4 million and $387.2 million as of March 31, 2006, and December 31, 2005, respectively. The increase in working capital is a function of the increase in

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

current assets of $45.2 million primarily from increases in cash and cash equivalents, short-term investment securities and inventories partially offset by an increase in current liabilities of $2.0 million primarily from the net increase of accounts payable and accrued expenses. This increase is primarily to support the growth in demand for our force protection related products from the U.S. Department of Defense.

Net cash provided by operating activities was $28.3 million for the three months ended March 31, 2006, compared to $19.7 million for the three months ended March 31, 2005. Net cash provided by operating activities improved due to increased net income for the three months ended March 31, 2006, and was negatively impacted due to increases in working capital in both periods. Net cash used in investing activities was $403.5 million for the three months ended March 31, 2006, compared to $396.0 million for the three months ended March 31, 2005. The increase was primarily due to increased capital expenditures to support the revenue growth in the Aerospace & Defense Group. Net cash (used in) provided by financing activities was ($0.1) million for the three months ended March 31, 2006, compared to $5.4 million for the three months ended March 31, 2005. The decrease in the three months ended March 31, 2006, was primarily due to a reduction in the proceeds from the exercise of stock options and borrowings under lines of credit.

Our capital expenditures the three months ended March 31, 2006, were $9.2 million. Such expenditures included additional manufacturing, office space, manufacturing machinery and equipment, leasehold improvements, information technology and communications infrastructure equipment. Our fiscal 2006 capital expenditures are expected to be approximately $30.0 to $34.0 million.

On February 27, 2006, we announced that we signed a definitive agreement to acquire all of the outstanding stock of Stewart & Stevenson Services, Inc. (‘‘SVC’’), a leading manufacturer of military tactical wheeled vehicles including the FMTV, the U.S. Army's primary transport platform, for $35 per share in a cash merger transaction. The total value of the transaction is expected to be approximately $755 million after deducting SVC’s net cash balance which was $312 million as of January 31, 2006. The transaction is subject to SVC shareholder approval and other customary conditions. The transaction is expected to close May 2006. We expect to finance the transaction through available cash and with proceeds from pending senior credit facilities. On April 19, 2006, we announced that the U.S. Department of Justice and the U.S. Federal Trade Commission have granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with our pending acquisition of SVC.

On February 28, 2006, Standard & Poor’s Ratings Services affirmed its B+ rating on our senior subordinated debt. Also on February 28, 2006, Moody's Investors Service announced that it will review our debt ratings for a possible downgrade on its B1 rating of our senior subordinated debt in the wake of our announcement that we have signed a definitive agreement to acquire all of the outstanding stock of SVC.

On April 7, 2006, we announced the acquisition of 100% of the stock of Swiss-Photonics AG. Swiss-Photonics, through its trade name, Projectina, manufactures, markets and distributes highly specialized document examination equipment used in verifying document authenticity and detecting counterfeit currency and crime lab microscopes used to evaluate ballistics and bullet casings. Projectina also develops optical subsystems for leading electronic original equipment manufacturers. Based in Heerbrugg, Switzerland, Projectina serves the forensics, homeland security and crime scene markets, predominantly in Europe and Asia. Projectina generated revenue of approximately $9.2 million in 2005.

We anticipate that the cash on hand, cash generated from operations, and available borrowings under the Credit Facility will enable us to meet liquidity, working capital and capital expenditure requirements during the next 12 months. We may, however, require additional financing to pursue our

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

strategy of growth through acquisitions, including new senior credit facilities associated with our pending acquisition of SVC, and we are continuously exploring alternatives. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

See Part II Item 1 Legal Proceedings regarding outstanding legal matters.

FORWARD LOOKING AND CAUTIONARY STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute ‘‘forward looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, our failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; the ultimate effect of various domestic and foreign political and economic issues on our business, financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; contract delays; cost overruns; our ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers, customers and availability of raw materials; changes in the financial or business condition of our distributors or resellers; our ability to successfully identify, negotiate and conclude acquisitions, alliances and other business combinations, and integrate past and future business combinations; regulatory, legal, political and economic changes; an adverse determination in connection with the Zylon® investigation being conducted by the U.S. Department of Justice and certain state agencies and/or other Zylon®-related litigation; and other risks, uncertainties and factors inherent in our business and otherwise discussed elsewhere in this Form 10-Q and in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

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

On September 2, 2003, we entered into interest rate swap agreements in which we effectively exchanged the $150 million fixed rate 8.25% interest on the senior subordinated notes for variable rates in the notional amount of $80 million, $50 million, and $20 million at six-month LIBOR, set in arrears, plus 2.75%, 2.75%, and 2.735%, respectively. The agreements involve receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The variable interest rates are fixed semi-annually on the fifteenth day of February and August each year through maturity. The six-month LIBOR rate was 5.3% on May 2, 2006. The maturity dates of the interest rate swap agreements match those of the underlying debt. Our objective for entering into these interest rate swaps was to reduce our exposure to changes in the fair value of senior subordinated notes and to obtain variable rate financing at an attractive cost. Changes in the six-month LIBOR would affect our earnings either positively or negatively. An assumed 100 basis point increase in the six-month LIBOR would increase our interest obligations under the interest rate swaps by approximately $1.5 million for a twelve month period.

In accordance with SFAS 133, we designated the interest rate swap agreements as perfectly effective fair value hedges and, accordingly, use the short-cut method of evaluating effectiveness. As permitted by the short-cut method, the change in fair value of the interest rate swaps will be reflected in earnings and an equivalent amount will be reflected as a change in the carrying value of the swaps, with an offset to earnings. There is no ineffectiveness to be recorded. For the three months ended March 31, 2006, the fair value for interest swaps changed in value by $3.1 million. At December 31, 2005, there was a $1.4 million asset included in other assets, which, as a result of the change in fair value, is a $1.7 million hedge liability at March 31, 2006.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — CONTINUED

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

Marketable Security Price Risk.    At March 31, 2006, our marketable securities had a fair value of $49.3 million, including an unrealized gain of $18.3 million. The estimated loss in the fair value resulting from a hypothetical 10% decrease in the price would have been $4.9 million.

Since the securities are classified as ‘‘available-for-sale,’’ adjustments to fair value of a temporary nature are reported in accumulated other comprehensive loss, and would not impact our results of operations or cash flows until such time that the securities are sold or that any impairment is determined to be other than temporary in nature.

Stock Price Risk.    The fair values of the put options of Company stock are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the put options, taking into account the consideration we received for the sale of the put options. As our stock price fluctuates the value of these contracts also fluctuates. We do not have any put options on Company stock outstanding at March 31, 2006.

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

On January 16, 1998, our Services Division ceased operations in Angola and subsequently became involved in various disputes with SHRM S.A. (‘‘SHRM’’), its minority joint venture partner, relating to the Angolan joint venture known as Defense System International Africa (‘‘DSIA’’). Since March 1998, we have been and continue to be involved in various legal proceedings before French courts with SHRM, which is part of the Compass Group, regarding damages from the circumstances under which DSIA ceased doing business in Angola due to the decree of the Angolan government expelling the employees of our Services Division from Angola. A possible loss estimate related to this case cannot be reasonably made and no accrual has been recorded.

Kroll, Inc. Matters

O'Gara-Hess & Eisenhardt Armoring do Brasil Ltda. ("OHE Brazil") was audited by the Brazilian federal tax authorities and the Company has been informed that they were assessed over 10 Million Reals (US $4.55 million based on the exchange rate as of March 31, 2006). In addition, in January 2004, OHE Brazil was audited and the Company has been informed that they were assessed over 20 Million Reals (US $9.1 million based on the exchange rate as of March 31, 2006) for activities that occurred prior to the Company's acquisition of the O'Gara Companies in 2001. OHE Brazil has appealed both tax assessments and the cases are pending. To the extent that there may be any liability resulting from such assessments, we believe that we are entitled to indemnification from Kroll, Inc. for up to $7.8 million under the terms of our purchase agreement dated April 20, 2001, because the events in question with respect to up to $7.8 million of such assessments occurred prior to our purchase of the O'Gara Companies from Kroll, Inc.

In December 2001, O'Gara-Hess & Eisenhardt France S.A., which was acquired from Kroll, Inc. ("OHE France") in August 2001, sold its industrial bodywork business operated under the name Labbe/Division de O'Gara Hess & Eisenhardt France/ Carrosserie Industrielle ("Carrosserie") to SNC Labbe. Subsequent to the sale, the members of Labbe Family Estate ("LFE"), who are joint owners of the leasehold interest upon which the Carrosserie business is operated, sued OHE France and SNC Labbe claiming the transfer of the leasehold was not valid because they did not give their consent to the transfer as allegedly required under the terms of the lease. LFE members sought to have OHE France, as sole tenant, maintain and repair the leased building with an estimated cost of between US $3.85 and US $7.4 million, based on the exchange rate as of March 31, 2006. In a decision dated February 28, 2006, the French "Tribunal de Grande Instance" (Court of First Degree) of Saint-Brieuc decided that the transfer of the leasehold was not valid regarding LFE members, but rejected their claim concerning the maintaining and repairing of the leased building. The court also decided that SNC Labbe was to indemnify the Company for all condemnations pursuant to its decision, including judicial fees and costs. An appeal is still possible against such court's decision and we are unable to predict the outcome of this matter and as such, no accrual has been made. In the meantime, actions have been undertaken in order to organize a new transfer of the leasehold in conformity with the applicable regulations. Such new transfer is currently pending and has not yet been completed. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

Zylon®

In April, 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging that ballistic-resistant soft body armor (vests) containing Zylon®, manufactured and sold by American Body Armor™, Safariland® and PROTECH®, failed to meet the warranties provided with the vests. On November 5, 2004, the Jacksonville, Florida (Duval County) Circuit Court gave final approval to a settlement reached with the SSPBA which provided that (i) purchasers of certain Zylon®-containing vest models could exchange their vests for

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

other vests manufactured by the Company and, (ii) the Company would continue its internal used-vest testing program (VestCheck™). The other class action suit filed by NAPO, in Ft. Myers, Florida (Lee County), was voluntarily dismissed with prejudice on November 16, 2004.

On August 24, 2005, the United States Department of Justice, NIJ, released its Third NIJ Report. The Third NIJ Report contained, among other items, information and testing data on Zylon® and Zylon®-containing vests, and substantially modified compliance standards for all ballistic-resistant vests with the implementation of the NIJ 2005 Interim Requirements for Ballistic-Resistant Body Armor. As a result of the actions of the NIJ, the Company halted all sales or shipment of any Zylon®-containing vest models effective August 25, 2005, and immediately established a Supplemental Relief (renamed the ZVE) Program that provides either a cash or voucher option to those who purchased any Zylon®-containing vests from us through August 29, 2005. The ZVE Program, with the consent of the SSPBA, was given final approval by the Jacksonville, Florida Court on October 27, 2005.

We are also voluntarily cooperating with a request for documents and data received from the Department of Justice, which is reviewing the entire body armor industry’s use of Zylon®, and a subpoena served by the General Services Administration for information relating to Zylon®. On March 27, 2006, we entered into an agreement with the Department of Justice to toll the statute of limitations until September 30, 2006, with regard to possible civil claims the United States could assert against the Company with respect to certain body armor products made by us which contain Zylon®.

Other Matters

In addition to the above, in the normal course of business and as a result of previous acquisitions, we are subjected to various types of claims and currently have on-going litigation in the areas of product liability, general liability and intellectual property. Our products are used in a wide variety of law enforcement situations and commercial and private security environments. Some of our products can cause serious personal or property injury or death if not carefully and properly used by adequately trained personnel. We believe that we have adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductible or self-insured retention. Our annual insurance premiums and self insurance retention amounts have risen significantly over the past several years and may continue to do so to the extent we are able to purchase insurance coverage. At this time, we do not believe any such claims or pending litigation will have a material impact on our financial position, operations and liquidity.

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
Dated: May 5, 2006

/s/ Glenn J. Heiar

Glenn J. Heiar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 5, 2006