Form 10-K/A
period 2005-12-31
ARMOR HOLDINGS INC
filed 2006-07-21
CIK 845752

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

                         COMMISSION FILE NUMBER 0-18863
                                ----------------
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
                                      None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [x]  No [ ]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]  No [x]

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

Large accelerated filer [x]   Accelerated filer [ ]   Non-accelerated filer [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]  No [x]

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2005, the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing sale price of the Common Stock on the New York Stock Exchange on such date) was $1,368,761,972.

         The number of shares of the Registrant's Common Stock outstanding as of
July 13, 2006 was 35,803,941.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                  REASONS FOR FILING AMENDMENT TO FORM 10-K/A

         This Amendment No. 1 to our Form 10-K for the fiscal year ended
December 31, 2005 (File No. 001-11667), initially filed with the Securities and
Exchange Commission on March 15, 2006, is being filed solely to update certain information set forth in Exhibit 23.1 "Consent of PricewaterhouseCoopers LLP",
which appears in Part IV, Item 15, Exhibits, Financial Statements and Schedules.

                                TABLE OF CONTENTS

                                                                     Page Number
                                                                     -----------

PART IV    Item 15. Exhibits, Financial Statements and Schedules          3

                                       2

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)  None.

(b)  Exhibits

     The following Exhibits are hereby filed as part of this Annual Report on
Form 10-K/A (Amendment No. 1):

EXHIBIT NO.     DESCRIPTION

23.1            Consent of PricewaterhouseCoopers LLP.

31.1            Certification of Principal Executive Officer, as required by
                Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2            Certification of Principal Financial Officer, as required by
                Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1            Certification of Principal Executive Officer, as required by
                Rule 13a-14(b) of the Securities Exchange Act of 1934.

32.2            Certification of Principal Financial Officer, as required by
                Rule 13a-14(b) of the Securities Exchange Act of 1934.

                                       3

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ARMOR HOLDINGS, INC.

                              /s/ Warren B. Kanders
                               ---------------------------------
                              Warren B. Kanders
                              Chairman of the Board of Directors
                              and Chief Executive Officer
                              Dated: July 20, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Warren B. Kanders                      /s/ Robert R. Schiller
------------------------------------       ------------------------------------
Warren B. Kanders                          Robert R. Schiller
Chairman of the Board of Directors         President and Chief Operating Officer
and Chief Executive Officer                July 20, 2006
July 20, 2006

/s/ Glenn J. Heiar                         /s/ Nicholas Sokolow
-----------------------------------        ----------------------------------
Glenn J. Heiar                             Nicholas Sokolow
Chief Financial Officer                    Director
(Principal Financial Officer and           July 20, 2006
Principal Accounting Officer)
July 20, 2006

/s/ Burtt R. Ehrlich                       /s/ David R. Haas
-----------------------------------        -----------------------------------
Burtt R. Ehrlich                           David R. Haas
Director                                   Director
July 20, 2006                              July 20, 2006

/s/ Deborah A. Zoullas
------------------------------
Deborah A. Zoullas
Director
July 20, 2006

                                  EXHIBIT INDEX

Exhibit No.     Description

23.1            Consent of PricewaterhouseCoopers LLP.

31.1            Certification of Principal Executive Officer, as required by
                Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2            Certification of Principal Financial Officer, as required by
                Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1            Certification of Principal Executive Officer, as required by
                Rule 13a-14(b) of the Securities Exchange Act of 1934.

32.2            Certification of Principal Financial Officer, as required by
                Rule 13a-14(b) of the Securities Exchange Act of 1934.