Form 10-Q
period 2006-06-30
ARMOR HOLDINGS INC
filed 2006-08-04
CIK 845752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006, or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THETRANSITION PERIOD FROM        TO    .

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

The number of shares outstanding of the registrant's Common Stock as of July 27, 2006 is 35,504,392.

Armor Holdings, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries include all adjustments that management considers necessary for a fair presentation of operating results and financial position as of June 30, 2006, and for the three- and six-month periods ended June 30, 2006, and June 30, 2005.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2006 (unaudited)	December 31, 2005*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,791	$471,841
Accounts receivable (net of allowance for doubtful accounts of $6,677 and $6,763)	266,101	212,124
Inventories	309,767	210,517
Prepaid expenses and other current assets	87,731	38,087
Total current assets	699,390	932,569
PROPERTY AND EQUIPMENT (net of accumulated depreciation of $43,831 and $37,041)	154,247	79,929
GOODWILL (net of accumulated amortization of $4,024 and $4,024)	942,181	273,696
PATENTS, LICENSES AND TRADEMARKS (net of accumulated amortization of $22,320 and $15,256)	431,104	130,620
OTHER ASSETS	23,335	46,048
TOTAL ASSETS	$2,250,257	$1,462,862

*	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

	June 30, 2006 (unaudited)	December 31, 2005*
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,873	$430
Short-term debt	343,901	344,274
Accounts payable	141,214	90,963
Accrued expenses and other current liabilities	256,360	100,924
Income taxes payable	8,739	8,767
Total current liabilities	752,087	545,358
LONG-TERM LIABILITIES:
Long-term debt, less current portion	499,117	151,910
Other long-term liabilities	47,090	10,475
Deferred income taxes	156,995	44,537
Total liabilities	1,455,289	752,280
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 41,553,795 and 41,347,628 issued and 35,493,573 and 35,287,406 outstanding at June 30, 2006, and December 31, 2005, respectively	416	415
Additional paid-in capital	529,938	525,890
Retained earnings	333,460	257,991
Accumulated other comprehensive income (loss)	3,471	(1,397)
Treasury stock	(72,317)	(72,317)
Total stockholders’ equity	794,968	710,582
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,250,257	$1,462,862

*	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
REVENUES:
Aerospace & Defense	$446,820	$262,770	$791,923	$528,465
Products	78,914	70,723	155,750	134,056
Mobile Security	26,192	38,149	49,693	74,086
Total revenues	551,926	371,642	997,366	736,607
COSTS AND EXPENSES:
Cost of revenues	439,295	275,840	780,105	549,495
Selling, general and administrative expenses	45,399	35,534	81,541	69,350
Amortization	4,808	2,038	7,067	4,076
Integration	407	834	877	1,634
Other charges	(1,530)	—	(1,530)	—
OPERATING INCOME	63,547	57,396	129,306	112,052
Interest expense, net	9,459	1,514	9,718	3,759
Other income, net	(129)	(3,093)	(936)	(1,970)
INCOME BEFORE PROVISION FOR INCOME TAXES	54,217	58,975	120,524	110,263
PROVISION FOR INCOME TAXES	20,157	21,560	45,055	41,819
NET INCOME	$34,060	$37,415	$75,469	$68,444
BASIC EARNINGS PER SHARE	$0.96	$1.09	$2.13	$1.99
DILUTED EARNINGS PER SHARE	$0.92	$1.05	$2.05	$1.93
WEIGHTED AVERAGE SHARES – BASIC	35,425	34,480	35,384	34,321
WEIGHTED AVERAGE SHARES – DILUTED	36,954	35,562	36,835	35,536

See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30, 2006	June 30, 2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$75,469	$68,444
Adjustments to net income to cash provided by operating activities:
Depreciation and amortization	19,812	10,588
Loss on disposal of fixed assets	347	503
Deferred income taxes	3,420	3,640
Fair value adjustment for put options	(710)	(3,793)
SERP expense	1,450	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	13,050	(2,648)
Decrease (increase) in inventories	2,848	(32,538)
Increase in prepaid expenses and other assets	(4,804)	(1,255)
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(91,924)	14,592
(Decrease) increase in income taxes payable	(5,041)	498
Net cash provided by operating activities	13,917	58,031
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,346)	(8,146)
Purchase of patents and trademarks	(115)	(100)
Purchases of short-term investment securities	(538,310)	(562,750)
Proceeds from sales of short-term investment securities	538,310	186,225
Sale of put options	—	4,790
Collection of note receivable	428	—
Purchase of equity investment	(57)	—
Additional cash received from sale of business	—	300
Additional consideration for purchased businesses	(150)	(4,604)
Purchase of businesses, net of cash acquired	(758,511)	(1,362)
Net cash used in investing activities	(774,751)	(385,647)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	1,166	4,304
Taxes paid for withheld shares on restricted stock issuances	(430)	(5,794)
Windfall tax benefit of stock options	2,444	—
Cash paid for debt issue costs	(5,329)	—
Borrowings of long-term debt	100,000	—
Repayments of long-term debt	(25,289)	(314)
Borrowings under lines of credit	578,937	9,634
Repayments under lines of credit	(329,086)	(6,985)
Net cash provided by financing activities	322,413	845
Effect of exchange rate changes on cash and cash equivalents	2,371	(2,121)
Net decrease in cash and cash equivalents	(436,050)	(328,892)
Cash and cash equivalents, beginning of period	471,841	421,209
Cash and cash equivalents, end of period	$35,791	$92,317

See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries (‘‘Armor’’, the ‘‘Company’’, ‘‘we’’, ‘‘our’’, ‘‘us’’) have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to present a fair presentation have been included. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended. The amounts disclosed in the footnotes are related to continuing operations unless otherwise indicated. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — ACQUISITIONS

On April 6, 2006, we acquired 100% of the stock of Swiss-Photonics AG. Swiss-Photonics, through its trade name, Projectina, which manufactures, markets and distributes highly specialized document examination equipment used in verifying document authenticity and detecting counterfeit currency and crime lab microscopes used to evaluate ballistics and bullet casings. Projectina also develops optical subsystems for leading electronic original equipment manufacturers. Based in Heerbrugg, Switzerland, Projectina serves the forensics, homeland security and crime scene markets, predominantly in Europe and Asia. Projectina generated revenue of approximately $9.2 million in 2005. As a result of the Projectina acquisition, we expect to (1) enter the document examination equipment business; (2) achieve cross-selling opportunities by leveraging our global sales force and relationships; (3) leverage the multi-lingual skills of Projectina's European based customer service team, and (4) offer opportunities for cost reduction through integration and rationalization of operations.

On May 25, 2006, we completed the acquisition of Stewart & Stevenson for approximately $792.0 million in cash, excluding transaction costs and after deducting Stewart & Stevenson's net cash balance. Stewart & Stevenson designs and manufactures tactical wheeled vehicles (‘‘TWV’’) used by the U.S. and international militaries, and is one of the three major original equipment manufacturers (‘‘OEM’’) of TWV sold to the U.S. military. Stewart & Stevenson is the sole manufacturer of the U.S. Army's Family of Medium Tactical Vehicles (‘‘FMTV’’), has delivered over 30,000 of these vehicles since 1991, and is currently under contract to produce the FMTV through September 2008. The U.S. Army's stated acquisition objective for the FMTV program is approximately 83,000 vehicles. In addition, Stewart & Stevenson has been selected as the only manufacturer for the U.S. Army's next generation technology demonstrator vehicle, referred to as the Maneuver Sustainment Variant, which is part of the Future Tactical Truck System. Stewart & Stevenson derived approximately 75% of its revenues of $726.4 million for the fiscal year ended January 31, 2006, from the production of FMTV and vehicle cabs.

A primary strategic benefit of our acquisition of Stewart & Stevenson is our new position as an OEM of the TWV fleet. As the U.S. Army transitions its long-term armoring strategy, TWV OEMs are expected to gain contracting authority for all ballistic and blast protection armoring systems, giving us the ability to better position our armoring technology and survivability systems on the FMTV. We believe that the combination of our core competency in vehicle armoring and Stewart & Stevenson's leading design and fabrication operations will allow us to capitalize on the U.S. military's evolving needs for its TWV fleet.

On June 30, 2006, we acquired 100% of the stock of Integrated Textile Systems, Inc. (‘‘ITS’’), a Monroe, North Carolina-based manufacturer of the high-strength material, Tensylon(TM).

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

Tensylon(TM), derived from an ultra-high molecular weight polyethylene polymer, has a wide variety of applications, including advanced fiber composites for use in ballistic products. The Tensylon high performance fiber or tape can be processed into any number of specialty tailored composites, depending on the unique application. This acquisition is expected to allow us to develop complete solutions for emerging blast and ballistic threats by starting with the base material.

We expect to make capital investments of $12 to $15 million over the next two years to significantly increase Tensylon(TM) capacity, which we expect to utilize largely in force protection products and systems. Our application development phases are largely complete and we plan to qualify Tensylon(TM) into a variety of our programs including, among others, vehicle armoring applications which are currently underway. ITS will give us core technology for our markets, and allow us to gain control over a versatile, low-cost, high-performance ballistic material. We expect to utilize this material as a complementary solution with other ballistic materials we currently procure though key suppliers.

These three acquisitions were accounted for as purchase business combinations, and accordingly, the results of operations were included in our financial statements from the acquisition date. The costs to acquire all of the stock of Stewart & Stevenson, Projectina and ITS, which were acquired during the three months ended June 30, 2006, have been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition as follows:

	Stewart & Stevenson	Projectina	ITS	Total
		(In thousands)
Working capital, net of cash	$(87,447)	$1,590	$(76)	$(85,933)
Property and equipment	60,690	2,023	1,408	64,121
Other long-term assets	5,295	—	—	5,295
Long-term debt	(25,227)	—	—	(25,227)
Other long-term liabilities	(33,172)	(466)	—	(33,638)
Deferred tax liability	(111,088)	—	—	(111,088)
Customer-related intangibles	275,964	1,398	—	277,362
Technology-related intangibles	8,519	522	1,921	10,962
Marketing-related intangibles	18,998	468	—	19,466
Goodwill	664,189	2,059	1,921	668,169
	$776,721	$7,594	$5,174	$789,489

The customer-related intangible assets relate to acquired customer relationships and are being amortized over an eleven year weighted-average useful life on a straight-line basis. The technology-related intangible asset relates to certain acquired patents and is being amortized over a sixteen year weighted-average useful life on a straight-line basis. The marketing-related intangible assets relates to acquired trade names and trademarks, which have an indefinite useful life. The allocations of the purchase prices to the assets acquired and liabilities assumed are preliminary and subject to change because, among other things, with the assistance of an independent valuation firm, we are finalizing amounts assigned to tangible and intangible assets acquired in the transactions and the transactions occurred late in the second quarter. The goodwill acquired in the acquisitions of Stewart & Stevenson and Projectina is not deductible for tax purposes, while the goodwill acquired in the acquisition of ITS is deductible for tax purposes.

Unaudited pro forma results.    Businesses acquired are included in consolidated results from the date of acquisition. Pro forma results of the 2006 acquisitions of Projectina and ITS, and the 2005 acquisitions of Optemize and Second Chance are not presented, as they would not differ by a material amount from actual results. The following unaudited pro forma consolidated results are presented to

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

show the results on a pro forma basis as if the 2006 acquisition of Stewart & Stevenson had been made as of January 1, 2005:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In thousands)
Revenues	$664,543	$552,842	$1,297,122	$1,072,513
Net income	$24,417	$38,031	$49,309	$68,750
Basic earnings per share	$0.69	$1.11	$1.39	$2.00
Diluted earnings per share	$0.66	$1.07	$1.34	$1.93

NOTE 3 — COMPREHENSIVE INCOME

The components of comprehensive income, net of income tax provision of $269,000 and income tax benefit of $298,000 for the three months ended June 30, 2006 and 2005, respectively, and net of tax provision of $506,000 and income tax benefit of $412,000 for the six months ended June 30, 2006 and 2005, respectively, are listed below:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)		(in thousands)
Net income	$34,060	$37,415	$75,469	$68,444
Other comprehensive income:
Unrealized (loss) gain on equity securities	(10)	—	(10)	—
Elimination of unrealized gain on equity securities upon consolidation	(18,261)	—	2,484	—
Foreign currency translation, net of tax	1,326	(2,021)	2,395	(4,064)
Comprehensive income	$17,115	$35,394	$80,338	$64,380

NOTE 4 — INVENTORIES

The components of inventory as of June 30, 2006, and December 31, 2005, are summarized as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Raw material	$197,345	$127,465
Work-in-process	78,905	48,900
Finished goods	33,517	34,152
Total inventories	$309,767	$210,517

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

NOTE 5 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2006, and December 31, 2005, are summarized as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Accrued expenses and other current liabilities	$126,735	$76,576
Vest exchange program / warranty revision accrual (See Note 16)	9,968	18,511
Customer deposits	119,657	5,837
Total accrued expenses and other current liabilities	$256,360	$100,924

NOTE 6 — SHORT- AND LONG-TERM DEBT

Short-Term Debt

	June 30, 2006	December 31, 2005
	(In thousands)
2% Convertible Notes, due November 1, 2024(a)	$341,838	$341,751
Credit facility – Colombia(b)	2,063	1,565
Credit facility – Brazil(c)	—	958
	$343,901	$344,274

(a)	On October 29, 2004, we completed the placement of $300 million aggregate principal amount of 2.00% Senior Subordinated Convertible Notes due November 1, 2024 (‘‘2% Convertible Notes’’). On November 5, 2004, Goldman, Sachs & Co. exercised its option to purchase an additional $45 million principal amount of the 2% Convertible Notes. The 2% Convertible Notes are guaranteed by most of our domestic subsidiaries on a senior subordinated basis (see Note 15). The 2% Convertible Notes provide for interest at a rate of 2.00% per year, payable on November 1 and May 1 of each year beginning on May 1, 2005 and ending on November 1, 2011. The 2% Convertible Notes provide for accretion of the principal amount beginning on November 1, 2011, at a rate that provides holders with an aggregate annual yield to maturity of 2.00%, as defined in the agreement. The 2% Convertible Notes provide for contingent interest during any six-month period beginning November 1, 2011, of 15 basis points paid in cash if the average trading price of the notes is above certain levels. The 2% Convertible Notes are convertible, at the bond holder’s option, at any time prior to maturity, initially at a conversion rate of 18.5151 shares of our common stock per $1,000 principal amount of notes, which is the equivalent conversion price of approximately $54.01 per share, subject to adjustment. Upon conversion, we are obligated to satisfy our conversion obligation with respect to the accreted principal amount of the notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock. The conversion rate is subject to adjustment, without duplication, upon the occurrence of any of the following events: (1) stock dividends in common stock, (2) issuance of rights and warrants, (3) stock splits and combinations, (4) distribution of indebtedness, securities or assets, (5) cash distributions, (6) tender or exchange offers, and (7) repurchases of common stock. In accordance with U.S. GAAP, the 2% Convertible Notes are classified as short term debt as they can be converted at any time prior to maturity.

(b)	On March 12, 2003, we entered into a collateralized revolving credit facility with Corporaciòn Financiera to provide for working capital needs for our Colombia facility. In 2004, we expanded

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

the collateralized revolving credit facility with four additional Colombian banks. The Colombian credit facility is a one-year revolving credit facility and, among other things, provides for total maximum borrowings of 6.5 billion Colombian Pesos (U.S. $2.6 million based on the exchange rate as of June 30, 2006). All borrowings under the credit facility bear interest at a rate equal to the Colombian Central Bank rate based on averages of 30 day loans, plus an applicable margin ranging from 3.5% to 4.0%. The Colombian credit facility is guaranteed by a U.S. $100,000 standby letter of credit and bank signature notes.

(c)	In February 2005, we entered into a collateralized revolving credit facility with Itaú S.A. to provide working capital funds for our Brazilian facility. The Brazilian credit facility ran through March 2006 and was not renewed.

Long-Term Debt

	June 30, 2006	December 31, 2005
	(In thousands)
Revolving facility(a)	$250,000	$—
Term loan(a)	100,000	—
8.25% Senior Subordinated Notes due 2013(b)	144,086	148,099
7.38% Senior Notes due May 2006 (c)	—	—
Other long term debt	2,766	2,814
Plus fair value of interest rate swaps(d)	4,138	1,427
	500,990	152,340
Less current portion	(1,873)	(430)
	$499,117	$151,910

(a)	On May 25, 2006, we terminated our prior senior secured credit facility and entered into a new senior secured credit facility (the ‘‘Credit Facility’’) with Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., and Suntrust Bank, as co-syndication agents, Key Bank National Association and JPMorgan Chase Bank, as co-documentation agents, and the other lenders party thereto.

The Credit Facility establishes a commitment to the Company to provide up to $825,000,000 in the aggregate of loans and other financial accommodations consisting of (i) a five year senior secured revolving credit facility in an aggregate principal amount of up to $425,000,000 (‘‘the Revolving Facility’’), (ii) a five year senior secured term loan in an aggregate principal amount of $100,000,000 (the ‘‘Term Loan’’), and (iii) a thirty day senior secured interim term loan in aggregate principal amount of $300,000,000 (the ‘‘Interim Term Loan’’). The Revolving Facility, Term Loan and Interim Term Loan make up the ‘‘Senior Secured Facilities’’. The Revolving Facility includes a sublimit of up to an aggregate amount of $75,000,000 in letters of credit and a sublimit of up to an aggregate of $20,000,000 in swing line loans. At June 30, 2006, we had $156 million in availability under our credit facility excluding $19 million in outstanding letters of credit.

All borrowings under the Credit Facility will bear interest at either (i) a rate equal to LIBOR, plus an applicable margin ranging from 0.875% to 1.5%, depending on certain conditions, or (ii) an alternate base rate which will be the higher of (a) the Federal Funds rate plus 0.50% or (b) the Wachovia prime rate, plus an additional margin ranging from 0.0% to 0.25% depending on certain conditions.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

The Credit Facility is guaranteed by certain of our direct and indirect domestic subsidiaries and is secured by, among other things, (a) a pledge of (i) all of the issued and outstanding shares of stock or other equity interests of certain of our direct and indirect domestic subsidiaries, (ii) 65% of the issued and outstanding shares of voting stock or other voting equity interests of certain of our direct and indirect foreign subsidiaries, and (iii) 100% of the issued and outstanding shares of nonvoting stock or other nonvoting equity interests of certain of our direct and indirect foreign subsidiaries pursuant to a pledge agreement delivered in connection with the Credit Facility (the ‘‘Pledge Agreement’’) and (b) a first priority perfected security interest on certain of our domestic assets and certain domestic assets of certain of our direct and indirect domestic subsidiaries pursuant to a security agreement delivered in connection with the Credit Facility (the ‘‘Security Agreement’’).

We have made customary representations, warranties and covenants in the Credit Agreement, Pledge Agreement and Security Agreement. The Credit Facility is subject to customary rights of the lenders and the administrative agent upon the occurrence and during the continuance of an Event of Default, including, under certain circumstances, the right to accelerate payment of the loans made under the Credit Facility and the right to charge a default rate of interest on amounts outstanding under the Credit Facility.

The Interim Term Loan was paid in full in the quarter ended June 30, 2006.

(b)	On August 12, 2003, we completed a private placement of $150 million aggregate principal amount of 8.25% Senior Subordinated Notes due 2013 (the ‘‘8.25% Notes’’). The 8.25% Notes are guaranteed by most of our domestic subsidiaries on a senior subordinated basis (see Note 15). The 8.25% Notes were sold to qualified institutional buyers in reliance on Rule 144A of the Securities Act of 1933, as amended, and to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933, as amended. In 2004, after the completion of the private placement of the 8.25% Notes, we conducted an exchange offer pursuant to which holders of the privately placed 8.25% Notes exchanged such notes for 8.25% Notes registered under the Securities Act of 1933, as amended. During 2003, we used a portion of the funds to fund acquisitions, including Simula and Hatch, repay a portion of our outstanding debt and for general corporate and working capital purposes, including the funding of capital expenditures. Interest on the 8.25% Notes is payable semiannually on the fifteenth of February and August of each year. The 8.25% Notes were issued at a discount of approximately $2.5 million to investors. The 8.25% Notes may be redeemed at our option in whole or in part on a pro-rata basis, on and after August 15, 2008, at certain specified redemption prices plus accrued interest payable to the redemption date.

(c)	In connection with our May 25, 2006, acquisition of Stewart & Stevenson, we assumed $25 million of 7.38% Senior Notes due May 31, 2006. We paid these notes in full on May 31, 2006.

(d)	On September 2, 2003, we entered into interest rate swap agreements, designated as fair value hedges as defined under SFAS 133 with an aggregate notional amount totaling $150 million. The agreements were entered to exchange the fixed interest rate on the 8.25% Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth day of February and August. At June 30, 2006, the six-month LIBOR was 5.6%. The agreements are subject to other terms and conditions common to transactions of this type. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. The fair value of the interest rate swap agreements was approximately $4.1 million at June 30, 2006. The agreements are deemed to be perfectly effective fair value

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

hedges and therefore qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in earnings associated with the interest rate swap agreements on the 8.25% Notes.

Maturities of long-term debt are as follows:

Twelve Month Periods	(In thousands)
July 1, 2006 – June 30, 2007	$1,873
July 1, 2007 – June 30, 2008	6,772
July 1, 2008 – June 30, 2009	10,376
July 1, 2009 – June 30, 2010	26,567
July 1, 2010 – June 30, 2011	306,544
Thereafter	148,858
$500,990

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS

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

As defined in SFAS 133, ‘‘Accounting for Derivative Instruments and Hedge Activities’’ the contingent interest feature of the 2% Convertible Notes is an embedded derivative that is not considered clearly and closely related to the host contract. The fair value of this bifurcated derivative at June 30, 2006, and December 31, 2005, is immaterial to our financial position.

At December 31, 2005, there was a $1.4 million asset included in other assets, which, as a result of the change in fair value, is a $4.1 million hedge liability at June 30, 2006. The fair values of our interest rate swap agreements are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the agreement, taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

NOTE 8 — GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Under Statement of Financial Accounting Standards No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS 142’’), goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment at least annually or more often if indicators of impairment arise. The changes in the carrying amount of goodwill for the six months ended June 30, 2006, are as follows:

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

	Aerospace & Defense	Products	Mobile Security	Corporate	Total
	(In thousands)
Balance at December 31, 2005	$155,772	$109,791	$6,490	$1,643	$273,696
Goodwill acquired during fiscal 2006	664,189	3,980	—	—	668,169
Finalization of purchase price	—	134	—	—	134
Foreign currency translation and other adjustments	—	155	27	—	182
Balance at June 30, 2006	$819,961	$114,060	$6,517	$1,643	$942,181

Included in patents, licenses and trademarks in the accompanying condensed consolidated balance sheets are the following intangible assets as of June 30, 2006:

	Customer Relationships	Technology	Marketing	Total
	(In thousands)
Gross amount	$337,760	$31,018	$84,646	$453,424
Accumulated amortization	(14,277)	(5,068)	(2,975)	(22,320)
Net amount	$323,483	$25,950	$81,671	$431,104

Included in Marketing are approximately $80.6 million of marketing-related intangible assets, which have indefinite lives.

NOTE 9 — INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL REVENUES

Revenues, operating income and total assets, net for each of our segments are as follows (net of intercompany eliminations):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In thousands)		(In thousands)
Revenues:
Aerospace & Defense	$446,820	$262,770	$791,923	$528,465
Products	78,914	70,723	155,750	134,056
Mobile Security	26,192	38,149	49,693	74,086
Total revenues	$551,926	$371,642	$997,366	$736,607
Operating income (loss):
Aerospace & Defense	$55,998	$49,224	$114,586	$97,292
Products	13,271	12,501	25,423	20,972
Mobile Security	1,981	5,312	2,870	10,918
Corporate	(7,703)	(9,641)	(13,573)	(17,130)
Total operating income	$63,547	$57,396	$129,306	$112,052

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

	June 30, 2006	December 31, 2005
	(In thousands)
Total assets:
Aerospace & Defense	$1,763,550	$546,141
Products	355,094	347,932
Mobile Security	92,557	87,866
Corporate	39,056	480,923
Total assets	$2,250,257	$1,462,862

Beginning in 2006, responsibility for Cyconics International Training Systems, Inc., a subsidiary providing certain training services, was transferred from the Products segment to the Aerospace & Defense segment. Accordingly, business segment information presented for the three and six months ended June 30, 2005, has been reclassified to conform with the current period’s presentation.

Financial information of our continuing operations with respect to revenues based on the geographic location of the customer, and property and equipment, net, to principal geographic areas, based on the actual location of the principal facility, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In thousands)		(In thousands)
Revenues:
United States of America	$511,240	$324,465	$927,215	$643,725
North America (excluding the United States of America)	2,581	2,344	4,251	4,533
South America	5,393	5,934	10,362	10,327
Africa	3,336	5,256	5,697	10,000
Europe/Asia	29,376	33,643	49,841	68,022
Total revenues	$551,926	$371,642	$997,366	$736,607

	June 30, 2006	December 31, 2005
	(In thousands)
Total property and equipment, net:
North America	$129,928	$60,573
South America	1,212	1,419
Europe/Asia	23,107	17,937
Total property and equipment, net	$154,247	$79,929

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

NOTE 10 — EARNINGS PER SHARE

The following details the basic and diluted earnings per share computations for income from continuing operations:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$34,060	$37,415	$75,469	$68,444
Denominator for basic earnings per share – weighted average shares outstanding	35,425	34,480	35,384	34,321
Effect of shares issuable under stock option and stock grant plans, based on the treasury stock method	1,529	1,082	1,451	1,215
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	36,954	35,562	36,835	35,536
Basic earnings per share	$0.96	$1.09	$2.13	$1.99
Diluted earnings per share	$0.92	$1.05	$2.05	$1.93

Our 2% Convertible Notes include net share settlement of the conversion option and cash settlement of the par amount of $345 million. As a result, this requires us to use the treasury stock method to calculate the dilutive effect of our 2% Convertible Notes, which had no effect on our diluted share count during the three and six months ended June 30, 2006.

NOTE 11 — EMPLOYEE PENSION AND OTHER BENEFIT PLANS

On May 25, 2006, we acquired all of the outstanding stock of Stewart & Stevenson (See Note 2). Included in Stewart & Stevenson’s liabilities that we acquired is $30.6 million related to the following: (1) a frozen noncontributory defined benefit pension plan covering substantially all of Stewart & Stevenson’s full-time employees; (2) an unfunded defined benefit supplemental executive retirement plan covering certain highly compensated employees; and (3) an unfunded defined benefit postretirement medical benefit plan.

Effective July 1, 2003, Stewart & Stevenson froze the benefits earned under its defined benefit pension plans and its defined benefit postretirement medical plan, with the exception of a small transition group.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the ‘‘Act’’) was signed into law. The Act introduced a prescription drug benefit under Medicare (‘‘Medicare Part D’’) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The defined benefit postretirement medical plan was amended by Stewart & Stevenson prior to our acquisition such that, effective January 1, 2006, prescription medication coverage was discontinued for all participants who are both eligible for prescription drug benefits under Medicare and for whom Medicare is the primary payor.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

The net periodic benefit cost (income) associated with our previously existing and recently acquired defined benefit pension plans and defined benefit postretirement medical plan consisted of the following components:

Pension Benefits

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In thousands)		(In thousands)
Service cost	$354	$—	$690	$—
Interest cost	968	119	1,237	237
Expected return on assets	(840)	(135)	(984)	(269)
Prior service cost amortization	245	—	489	—
Net periodic benefit cost	$727	$(16)	$1,432	$(32)

Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In thousands)		(In thousands)
Interest cost	$11	$—	$11	$—
Net periodic benefit cost	$11	$—	$11	$—

We expect to contribute approximately $265,000 to our defined benefit plans in the year ended December 31, 2006.

NOTE 12 — STOCKHOLDERS’ EQUITY

Preferred stock.    On July 16, 1996, our stockholders authorized a series of preferred stock with such rights, privileges and preferences as the Board of Directors shall from time to time determine. We have not issued any of this preferred stock.

Common stock.    On June 22, 2004, our stockholders approved an amendment to our Certificate of Incorporation, as amended, that increased the number of shares of our authorized capital stock to 80,000,000. Of this amount, 75,000,000 shares are common stock and 5,000,000 shares of which are preferred stock.

Treasury stock.    We had 6,060,222 shares in treasury as of June 30, 2006, and December 31, 2005.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized during the first six months of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

restated. As a result of adopting FAS 123R on January 1, 2006, our income before income taxes and net income for the three and six months ended June 30, 2006, was $273,000 and $164,000 lower and $476,000 and $296,000 lower, respectively, than if we had continued to account for share-based compensation under ABP 25.

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

We have estimated the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. The expected life of the options granted is management’s estimate and represents the period of time that options granted are expected to be outstanding. We currently do not pay dividends. Volatility is based on the historical volatility of our stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each option grant during the three and six months ended June 30, 2006 and 2005, is estimated on the date of grant with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Expected life of option	4.8 yrs	4.2 yrs	4.8 yrs	5.1 yrs
Dividend yield	0%	0%	0%	0%
Volatility	44.2%	48.7%	44.7%	48.6%
Risk free interest rate	4.8%	3.7%	4.7%	4.0%

The weighted average fair value of options granted during the three and six months ended June 30, 2006 and 2005, are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In thousands, except per share data)		(In thousands, except per share data)
Fair value of each option granted	$25.16	$16.58	$24.13	$19.13
Total number of options granted	80	233	105	1,668
Total fair value of all options granted	$2,013	$3,863	$2,534	$31,909

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, to options granted under our stock option plans during the three and six month periods ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over the vesting period and forfeitures are recognized as they occur. Our pro forma information follows for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In thousands, except for per share amounts)	(In thousands, except for per share amounts)
Net income as reported	$37,415	$68,444
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,714)	(36,650)
Add: Employee compensation expense for modification of stock option awards included in reported net income, net of income taxes	—	118
Pro forma net income	$34,701	$31,912
Earnings per share:
Basic – as reported	$1.09	$1.99
Basic – pro forma	$1.01	$0.93
Diluted – as reported	$1.05	$1.93
Diluted – pro forma	$0.98	$0.90

Of the stock-based employee compensation expense for the six months ended June 30, 2005, $15.3 million is related to accelerated vesting of certain existing stock options and $21.3 million is related to certain stock options issued in the six months ended June 30, 2005.

A summary of the status of stock option grants as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,810,557	$31.51
Granted	105,000	$54.26
Exercised	(72,994)	$16.32
Forfeited	(16,800)	$34.72
Outstanding at June 30, 2006	3,825,763	$32.49	$85,459
Options exercisable at June 30, 2006	3,586,022	$31.76	$82,737

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

The following table summarizes information about stock options outstanding at June 30, 2006:

Exercise Price Range	Outstanding	Exercisable	Remaining Life In Years
$7.50 – $11.19	50,559	50,559	3.0
13.19 – 13.98	54,129	54,129	5.5
14.00 – 14.55	398,089	398,089	6.8
15.05 – 17.12	273,010	273,010	6.7
23.09 – 23.26	46,117	46,117	5.6
24.07 – 25.07	306,800	303,466	6.1
25.69 – 28.90	367,333	365,667	7.6
33.04 – 36.05	440,226	315,485	8.1
37.90 – 38.99	938,000	938,000	8.7
39.20 – 45.93	871,500	841,500	7.9
56.26 – 57.12	80,000	—	6.9
Total	3,825,763	3,586,022	7.59

Remaining non-exercisable options as of June 30, 2006, become exercisable as follows:

Remainder of 2006	22,208
2007	63,065
2008	56,399
2009	56,402
Thereafter	41,667

The fair value of nonvested shares is determined based on the market price of our shares on the grant date. A summary of the status of our nonvested shares as of June 30, 2006, and changes during the six-month period ended June 30, 2006, is as follows:

	Shares	Fair Value
	(In thousands, except share data)
Nonvested at December 31, 2005	178,906	$2,415
Granted	105,000	2,534
Vested	(27,365)	(651)
Forfeited	(16,800)	(274)
Nonvested at June 30, 2006	239,741	$4,024

As of June 30, 2006, there was $4 million of unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted average period of 4 years.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Restricted stock and stock bonuses.    We granted the following restricted stock and stock bonuses during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In thousands, except share data)		(In thousands, except share data)
Restricted stock and stock bonus shares granted	11,000	10,000	11,000	58,402
Weighted-average fair value per share at grant date	$57.04	$35.99	$57.04	$43.18
Compensation cost recognized	$128	$143	$238	$270

Other contingent shares.    The dilutive effect of shares issuable under stock award plans does not include 62,169 stock options awarded that were anti-dilutive as of June 30, 2006. In addition, certain of our executives are entitled to receive performance stock bonus awards of 450,000 shares of our common stock if at any time between January 1, 2005, and December 31, 2007, certain conditions are met as defined in their employment agreements. At the Compensation Committee of the Board of Director’s discretion, we are able to settle these performance stock bonus awards in cash.

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (‘‘FIN 48’’), which clarifies the accounting for uncertainty in tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial statements and currently plan to adopt this interpretation in the first quarter of 2007.

NOTE 14 — LEGAL PROCEEDINGS

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

Kroll, Inc. Matters

O'Gara-Hess & Eisenhardt Armoring do Brasil Ltda. (‘‘OHE Brazil’’) was audited by the Brazilian federal tax authorities and the Company has been informed that they were assessed over 10 Million Reals (US $4.5 million based on the exchange rate as of June 30, 2006). In addition, in January 2004, OHE Brazil was audited and the Company has been informed that they were assessed over 20 Million Reals (US $9.0 million based on the exchange rate as of June 30, 2006) for activities that occurred prior to the Company's acquisition of the O'Gara Companies in 2001. OHE Brazil has appealed both tax assessments and the cases are pending. To the extent that there may be any liability resulting from such assessments, we believe that we are entitled to indemnification from Kroll, Inc. for up to $7.8 million under the terms of our purchase agreement dated April 20, 2001, because the events in question with respect to up to $7.8 million of such assessments occurred prior to our purchase of the O'Gara Companies from Kroll, Inc.

In December 2001, O'Gara-Hess & Eisenhardt France S.A., which was acquired from Kroll, Inc. (‘‘OHE France’’) in August 2001, sold its industrial bodywork business operated under the name

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Labbe/Division de O'Gara Hess & Eisenhardt France/ Carrosserie Industrielle (‘‘Carrosserie’’) to SNC Labbe. Subsequent to the sale, the members of Labbe Family Estate (‘‘LFE’’), who are joint owners of the leasehold interest upon which the Carrosserie business is operated, sued OHE France and SNC Labbe claiming the transfer of the leasehold was not valid because they did not give their consent to the transfer as allegedly required under the terms of the lease. LFE members sought to have OHE France, as sole tenant, maintain and repair the leased building with an estimated cost of between US $4.0 and US $7.7 million, based on the exchange rate as of June 30, 2006. In a decision dated February 28, 2006, the French ‘‘Tribunal de Grande Instance’’ (Court of First Degree) of Saint-Brieuc decided that the transfer of the leasehold was not valid regarding LFE members, but rejected their claim concerning the maintaining and repairing of the leased building. The court also decided that SNC Labbe was to indemnify the Company for all condemnations pursuant to its decision, including judicial fees and costs. An appeal is still possible against such court's decision and we are unable to predict the outcome of this matter and as such, no accrual has been made. In the meantime, actions have been undertaken in order to organize a new transfer of the leasehold in conformity with the applicable regulations. Such new transfer is currently pending and has not yet been completed. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

Zylon®

In April, 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging that ballistic-resistant soft body armor (vests) containing Zylon®, manufactured and sold by American Body Armor(TM), Safariland® and PROTECH®, failed to meet the warranties provided with the vests. On November 5, 2004, the Jacksonville, Florida (Duval County) Circuit Court gave final approval to a settlement reached with the Southern States Police Benevolent Association (‘‘SSPBA’’) which provided that (i) purchasers of certain Zylon®-containing vest models could exchange their vests for other vests manufactured by the Company and, (ii) the Company would continue its internal used-vest testing program (VestCheck(TM)). The other class action suit filed by the National Association of Police Organizations, Inc. (‘‘NAPO’’), in Ft. Myers, Florida (Lee County), was voluntarily dismissed with prejudice on November 16, 2004.

On August 24, 2005, the United States Department of Justice, National Institute of Justice (‘‘NIJ’’), released its Third Status Report to the Attorney General on Body Armor Safety Initiative Testing and Activities (the ‘‘Third NIJ Report’’). The Third NIJ Report contained, among other items, information and testing data on Zylon® and Zylon®-containing vests, and substantially modified compliance standards for all ballistic-resistant vests with the implementation of the NIJ 2005 Interim Requirements for Ballistic-Resistant Body Armor. As a result of the actions of the NIJ, the Company halted all sales or shipment of any Zylon®-containing vest models effective August 25, 2005, and immediately established a Supplemental Relief (renamed the Zylon® Vest Exchange (‘‘ZVE’’)) Program that provides either a cash or voucher option to those who purchased any Zylon®-containing vests from us through August 29, 2005. The ZVE Program, with the consent of the SSPBA, was given final approval by the Jacksonville, Florida Court on October 27, 2005. (See also Note 16 for information regarding the estimated cost of the ZVE program.)

We are also voluntarily cooperating with a request for documents and data received from the Department of Justice, which is reviewing the entire body armor industry's use of Zylon®, and a subpoena served by the General Services Administration for information relating to Zylon®. On March 27, 2006, we entered into an agreement with the Department of Justice to toll the statute of limitations until September 30, 2006, with regard to possible civil claims the United States could assert against the Company with respect to certain body armor products made by us which contain Zylon®.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

STEWART & STEVENSON MATTERS

The matters listed below relate to Stewart & Stevenson, which was acquired by the Company on May 25, 2006.

Klickitat Litigation

Stewart & Stevenson and several of its subsidiaries in the Distributed Energy Solutions business were defendants in a suit filed by the Klickitat County Public Utility District No. 1 (‘‘KPUD’’) on December 11, 2003, arising out of claims relating to a landfill gas power generation facility in Roosevelt, Washington (the ‘‘Project’’), Cause No. CY-03-3175-LRS; Klickitat County Public Utility District No. 1 v. Stewart & Stevenson Services, Inc., Stewart & Stevenson Power, Inc., Sierra Detroit Diesel Allison, Inc., Pamco International, Inc. and Waukesha Engine Dresser, Inc.; in the U.S. District Court for the Eastern District of Washington. The plaintiff asserted claims with respect to equipment installed and used since 1999 for breach of contract; promissory estoppel; violations of the Washington Products Liability Act; breach of warranties; intentional or negligent misrepresentation; and violations of the Washington Consumer Protection Act and sought recovery of damages. In an order filed April 7, 2006, the court granted partial summary judgment dismissing all but two of plaintiff's nine causes of action with prejudice. On June 14, 2006, Stewart & Stevenson and KPUD entered into a confidential settlement agreement, the terms of which had no material impact on our results of operations, financial condition or cash flow. Pursuant to that agreement, the Court entered a formal dismissal of the claims against Stewart & Stevenson on July 19, 2006.

Actions involving the Stewart & Stevenson Acquisition

(i)    Oshkosh Truck Corporation v. Stewart & Stevenson Services, Inc., District Court of Harris County, Texas. On May 12, 2006, Oshkosh Truck Corporation (‘‘Oshkosh’’) filed a petition seeking to declare void and unenforceable certain ‘‘standstill’’ provisions contained in a confidentiality agreement between Oshkosh and Stewart & Stevenson, and to enjoin the merger of Stewart & Stevenson with the Company (the ‘‘Petition’’). The court denied the request by Oshkosh for a temporary restraining order and for expedited discovery, and scheduled an injunction hearing for June 9, 2006. In the interim, the merger was approved by the Stewart & Stevenson shareholders and the acquisition completed, and Oshkosh canceled the injunction hearing. We believe that this action is without merit and intend to vigorously defend the claims. On May 31, 2006, Stewart & Stevenson filed its answer denying the material allegations of the Petition and also filed counterclaims for breach of contract, tortious interference and fraudulent inducement arising from Oshkosh's conduct in its efforts to interfere with the merger. Stewart & Stevenson has also filed special exceptions to the Petition and has moved to dismiss the Petition on the ground, among others, that Oshkosh lacks standing to assert fiduciary claims which belong to Stewart & Stevenson shareholders. On or about July 25, 2006, Oshkosh and Stewart & Stevenson agreed, among other things, and subject to certain conditions, to nonsuit without prejudice their respective claims against each other pending in Texas state court.

(ii)    Marron v. Ream, et al., United States District Court for the Southern District of Texas. On April 11, 2006, this lawsuit was filed as a shareholder class action against former Stewart & Stevenson directors and Stewart & Stevenson as a nominal defendant, claiming, among other things, breach of fiduciary duty in connection with the Armor merger in failing to maximize shareholder value, favoring Armor in lieu of superior offers and failing to disclose material information or disclosing materially false information in proxy materials relating to the Stewart & Stevenson shareholders meeting. We believe that this action is without merit and intend to vigorously defend the claims. The lawsuit was first filed in Texas state court and then removed to federal court. Armor intervened in the action and cross-claimed against Stewart & Stevenson for a declaratory judgment that Stewart & Stevenson cannot waive the prohibitions set forth in its confidentiality agreement with Oshkosh. Marron subsequently filed an amended complaint to restructure his claims as a shareholder derivative suit, but that pleading was dismissed without prejudice for failure to make the required demand on directors.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Marron may re-file his complaint after the expiration of the waiting period specified by Article 5.14 of the Texas Business Corporation Act.

(iii)    Green Meadows Partners LLP v. Ream, et al., District Court of Harris County, Texas. On May 24, 2006, this shareholder class and derivative petition was filed against Stewart & Stevenson's former directors and Stewart & Stevenson as a nominal defendant, claiming, among other things, breach of fiduciary duty in connection with the Armor merger in failing to maximize shareholder value, favoring Armor in lieu of superior offers and failing to disclose material information or disclosing materially false information in proxy materials relating to the Stewart & Stevenson shareholders meeting (the ‘‘Petition’’). The Petition seeks an injunction and declaratory judgment challenging the proposed merger of Stewart & Stevenson with Armor, rescission of the acquisition agreement and a constructive trust upon any benefits received as a result of the acquisition. We believe that this action is without merit and intend to vigorously defend the claims. On July 31, 2006, Stewart & Stevenson filed its answer denying the material allegations of the Petition. Stewart & Stevenson has also filed a motion to abate the Petition on the ground, among others, that the plaintiff failed to comply with the demand prerequisites of Article 5.14 of the Texas Business Corporation Act, and because the Petition asks for relief in excess of that requested in plaintiff's demand.

OTHER MATTERS

In addition to the above, in the normal course of business and as a result of previous acquisitions, we are subjected to various types of claims and currently have on-going litigation in the areas of product liability, general liability and intellectual property. Our products are used in a wide variety of law enforcement situations and environments. Some of our products can cause serious personal or property injury or death if not carefully and properly used by adequately trained personnel. We believe that we have adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductible or self-insured retention. Our annual insurance premiums and self insurance retention amounts have risen significantly over the past several years and may continue to do so to the extent we are able to purchase insurance coverage. At this time, we do not believe any existing claims or pending litigation will have a material impact on our financial position, operations and liquidity.

NOTE 15 — GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

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

The following consolidating financial information presents the Condensed Consolidating Balance Sheets as of June 30, 2006 and December 31, 2005, and the related Condensed Consolidating Statements of Operations and Statements of Cash Flows for the three and six months ended June 30, 2006, and 2005 for:

•    Armor, the parent,

•    the guarantor subsidiaries,

•    the non-guarantor subsidiaries, and

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

•    Armor, on a consolidated basis

The information includes elimination entries necessary to consolidate Armor, the parent, with the guarantor and non-guarantor subsidiaries.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and non-guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements for the guarantor and non-guarantor subsidiaries are not presented because management believes such financial statements would not be meaningful to investors.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

Armor Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets

	June 30, 2006
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Assets
Current assets:
Cash and cash equivalents	$9,366	$1,323	$25,102	$—	$35,791
Short-term investment securities	—	—	—	—	—
Accounts receivable, net	—	243,514	22,587	—	266,101
Intercompany receivables	501,909	470,894	38,398	(1,011,201)	—
Inventories	—	268,803	40,999	(35)	309,767
Prepaid expenses and other current assets	1,745	81,307	4,679	—	87,731
Total current assets	513,020	1,065,841	131,765	(1,011,236)	699,390
Property and equipment, net	1,800	126,961	25,486	—	154,247
Goodwill, net	—	937,952	4,229	—	942,181
Patents, licenses and trademarks, net	—	413,911	17,193	—	431,104
Other assets	16,183	7,013	139	—	23,335
Investment in subsidiaries	2,019,819	215,388	70,850	(2,306,057)	—
Total assets	$2,550,822	$2,767,066	$249,662	$(3,317,293)	$2,250,257
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$1,250	$296	$327	$—	$1,873
Short-term debt	341,838	—	2,063	—	343,901
Accounts payable	940	128,117	12,157	—	141,214
Accrued expenses and other current liabilities	22,806	211,559	21,995	—	256,360
Income taxes payable	(9,727)	17,382	1,084	—	8,739
Intercompany payables	886,325	13,494	111,382	(1,011,201)	—
Total current liabilities	1,243,432	370,848	149,008	(1,011,201)	752,087
Long-term debt, less current portion	496,974	1,895	248	—	499,117
Other long-term liabilities	9,636	37,454	—	—	47,090
Deferred income taxes	5,812	150,149	1,034	—	156,995
Total liabilities	1,755,854	560,346	150,290	(1,011,201)	1,455,289
Stockholders' equity:
Preferred stock	—	1,450	—	(1,450)	—
Common stock	416	99,004	8,165	(107,169)	416
Additional paid in capital	529,938	1,657,292	93,876	(1,751,168)	529,938
Retained earnings (accumulated deficit)	333,460	448,974	(2,669)	(446,305)	333,460
Accumulated other comprehensive income	3,471	—	—	—	3,471
Treasury stock	(72,317)	—	—	—	(72,317)
Total stockholders' equity	794,968	2,206,720	99,372	(2,306,092)	794,968
Total liabilities and stockholders' equity	$2,550,822	$2,767,066	$249,662	$(3,317,293)	$2,250,257

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

Armor Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets

	December 31, 2005
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Assets
Current assets:
Cash and cash equivalents	$423,961	$23,879	$24,001	$—	$471,841
Accounts receivable, net	—	191,583	20,541	—	212,124
Intercompany receivables	101,956	109,177	39,170	(250,303)	—
Inventories	—	185,032	25,485	—	210,517
Prepaid expenses and other current assets	2,316	32,806	2,965	—	38,087
Total current assets	528,233	542,477	112,162	(250,303)	932,569
Property and equipment, net	2,052	57,326	20,551	—	79,929
Goodwill, net	—	271,708	1,988	—	273,696
Patents, licenses and trademarks, net	—	130,216	404	—	130,620
Other assets	15,221	2,089	28,738	—	46,048
Investment in subsidiaries	795,098	117,776	—	(912,874)	—
Total assets	$1,340,604	$1,121,592	$163,843	$(1,163,177)	$1,462,862
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$283	$147	$—	$430
Short-term debt	341,752	—	2,522	—	344,274
Accounts payable	607	80,300	10,056	—	90,963
Accrued expenses and other current liabilities	16,660	65,346	18,918	—	100,924
Income taxes payable	(5,105)	12,257	1,615	—	8,767
Intercompany payables	115,076	22,682	112,545	(250,303)	—
Total current liabilities	468,990	180,868	145,803	(250,303)	545,358
Long-term debt, less current portion	149,528	2,115	267	—	151,910
Other long-term liabilities	7,333	3,142	—	—	10,475
Deferred income taxes	4,171	39,390	976	—	44,537
Total liabilities	630,022	225,515	147,046	(250,303)	752,280
Stockholders’ equity:
Preferred stock	—	1,450	—	(1,450)	—
Common stock	415	3,193	7,852	(11,045)	415
Additional paid – in capital	525,890	533,682	14,778	(548,460)	525,890
Retained earnings (accumulated deficit)	257,991	357,752	(5,833)	(351,919)	257,991
Accumulated other comprehensive loss	(1,397)	—	—	—	(1,397)
Treasury stock	(72,317)	—	—	—	(72,317)
Total stockholders’ equity	710,582	896,077	16,797	(912,874)	710,582
Total liabilities and stockholders’ equity	$1,340,604	$1,121,592	$163,843	$(1,163,177)	$1,462,862

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

Armor Holdings Inc. and Subsidiaries
Condensed Consolidating Statements of Operations

	Three Months ended June 30, 2006
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Revenues:
Aerospace & Defense	$—	$439,289	$10,536	$(3,005)	$446,820
Products	—	74,197	4,717	—	78,914
Mobile Security	—	8,240	18,767	(815)	26,192
Total revenues	—	521,726	34,020	(3,820)	551,926
Costs and expenses:
Cost of revenues	—	414,225	28,854	(3,784)	439,295
Selling, general and administrative expenses	7,353	33,411	4,635	—	45,399
Amortization	—	4,700	108	—	4,808
Integration	120	198	89	—	407
Other charges	—	—	(1,530)	—	(1,530)
Related party fees (income)	—	(1)	1	—	—
Operating (loss) income	(7,473)	69,193	1,863	(36)	63,547
Interest expense (income), net	9,767	(271)	(37)	—	9,459
Other (income) expense, net	—	(116)	(13)	—	(129)
Equity in earnings of subsidiaries	(45,595)	(1,403)	—	46,998	—
Income before (benefit) provision for income taxes	28,355	70,983	1,913	(47,034)	54,217
(Benefit) provision for income taxes	(5,705)	24,881	981	—	20,157
Net income	$34,060	$46,102	$932	$(47,034)	$34,060

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

Armor Holdings Inc. and Subsidiaries
Condensed Consolidating Statements of Operations

	Three Months ended June 30, 2005
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Revenues:
Aerospace & Defense	$—	$263,646	$—	$(876)	$262,770
Products	—	55,356	15,367	—	70,723
Mobile Security	—	13,366	26,119	(1,336)	38,149
Total revenues	—	332,368	41,486	(2,212)	371,642
Costs and expenses:
Cost of revenues	—	244,885	33,167	(2,212)	275,840
Selling, general and administrative expenses	9,236	22,672	3,626	—	35,534
Amortization	—	2,037	1	—	2,038
Integration	247	587	—	—	834
Related party management fees (income)	—	(1)	1	—	—
Operating (loss) income:	(9,483)	62,188	4,691	—	57,396
Interest expense (income), net	1,494	(105)	125	—	1,514
Other (income) expense, net	(3,024)	(139)	70	—	(3,093)
Equity in earnings of subsidiaries	(42,846)	(2,119)	—	44,965	—
Income before (benefit) provision for income taxes	34,893	64,551	4,496	(44,965)	58,975
(Benefit) provision for income taxes	(2,522)	22,363	1,719	—	21,560
Net income	$37,415	$42,188	$2,777	$(44,965)	$37,415

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

Armor Holdings Inc. and Subsidiaries
Condensed Consolidating Statements of Operations

	Six Months ended June 30, 2006
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Revenues:
Aerospace & Defense	$—	$779,284	$17,559	$(4,920)	$791,923
Products	—	145,778	9,972	—	155,750
Mobile Security	—	9,694	41,316	(1,317)	49,693
Total revenues	—	934,756	68,847	(6,237)	997,366
Costs and expenses:
Cost of revenues	—	729,803	56,503	(6,201)	780,105
Selling, general and administrative expenses	12,967	60,265	8,309	—	81,541
Amortization	—	6,957	110	—	7,067
Integration	265	523	89	—	877
Other charges	—		(1,530)	—	(1,530)
Related party fees (income)	16	(18)	2	—	—
Operating (loss) income	(13,248)	137,226	5,364	(36)	129,306
Interest expense (income), net	10,361	(658)	15	—	9,718
Other income, net	(710)	(66)	(160)	—	(936)
Equity in earnings of subsidiaries	(91,507)	(2,843)	—	94,350	—
Income before (benefit) provision for income taxes	68,608	140,793	5,509	(94,386)	120,524
(Benefit) provision for income taxes	(6,861)	49,571	2,345	—	45,055
Net income	$75,469	$91,222	$3,164	$(94,386)	$75,469

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

Armor Holdings Inc. and Subsidiaries
Condensed Consolidating Statements of Operations

	Six Months ended June 30, 2005
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Revenues:
Aerospace & Defense	$—	$536,450	$—	$(7,985)	$528,465
Products	—	107,316	26,740	—	134,056
Mobile Security	—	25,570	50,022	(1,506)	74,086
Total revenues	—	669,336	76,762	(9,491)	736,607
Costs and expenses:
Cost of revenues	—	498,347	60,639	(9,491)	549,495
Selling, general and administrative expenses	16,709	45,626	7,015	—	69,350
Amortization	—	4,075	1	—	4,076
Integration	394	1,240	—	—	1,634
Related party management fees (income)	16	(18)	2	—	—
Operating (loss) income	(17,119)	120,066	9,105	—	112,052
Interest expense (income), net	3,687	(154)	226	—	3,759
Other (income) expense, net	(1,902)	(155)	87	—	(1,970)
Equity in (earnings) losses of subsidiaries	(82,684)	(3,888)	—	86,572	—
Income from continuing operations before (benefit) provision for income taxes	63,780	124,263	8,792	(86,572)	110,263
(Benefit) provision for income taxes	(4,664)	43,101	3,382	—	41,819
Net income	$68,444	$81,162	$5,410	$(86,572)	$68,444

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

Armor Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flow

	Six Months ended June 30, 2006
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Cash flow from operating activities:
Net Income	$75,469	$91,222	$3,164	$(94,386)	$75,469
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,113	12,187	1,512	—	19,812
Loss on disposal of fixed assets	—	219	128	—	347
Deferred income taxes	1,294	2,221	(95)	—	3,420
Fair value adjustment for put options	(710)	—	—	—	(710)
SERP expense	1,450	—	—	—	1,450
Equity in earnings of subsidiaries	(91,507)	(2,843)	—	94,350	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	6,510	6,540	—	13,050
Decrease (increase) in intercompany receivables and payables	2,209	(5,743)	3,534	—	—
Decrease (increase) in inventories	—	7,283	(4,471)	36	2,848
Increase in prepaid expenses and other assets	(299)	(4,361)	(144)	—	(4,804)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	7,006	(90,244)	(8,686)	—	(91,924)
Decrease (increase) in income taxes payable	(4,467)	(3)	(571)	—	(5,041)
Net cash (used in) provided by operating activities	(3,442)	16,448	911	—	13,917
Cash flow from investing activities:
Purchase of property and equipment	(284)	(14,113)	(1,949)	—	(16,346)
Purchase of patents and trademarks	—	(111)	(4)	—	(115)
Purchases of short-term investment securities	(538,310)	—	—	—	(538,310)
Proceeds from sales of short-term investment securities	538,310	—	—	—	538,310
Collection of note receivable	—	428	—	—	428
Purchase of equity securities	(57)	—	—	—	(57)
Additional consideration for purchase of businesses	(150)	—	—	—	(150)
Purchase of businesses, net of cash received	(758,511)	—	—	—	(758,511)
Net cash used in investing activities	(759,002)	(13,796)	(1,953)	—	(774,751)
Cash flow from financing activities:
Proceeds from exercise of stock options	1,166	—	—	—	1,166
Taxes paid for withheld shares on restricted stock Issuances	(430)	—	—	—	(430)
Windfall tax benefit of stock options	2,444	—	—	—	2,444
Cash paid for debt issue costs	(5,329)	—	—	—	(5,329)
Borrowings of long-term debt	100,000	—	—	—	100,000
Repayments of long-term debt		(25,208)	(81)	—	(25,289)
Borrowings under lines of credit	577,275	—	1,662	—	578,937
Repayments under lines of credit	(327,277)	—	(1,809)	—	(329,086)
Net cash provided by (used in) financing activities	347,849	(25,208)	(228)	—	322,413
Effect of exchange rate on cash and cash equivalents	—	—	2,371	—	2,371
Net (decrease) increase in cash and cash equivalents	(414,595)	(22,556)	1,101	—	(436,050)
Cash and cash equivalents, beginning of period	423,961	23,879	24,001	—	471,841
Cash and cash equivalents, end of period	$9,366	$1,323	$25,102	$—	$35,791

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

Armor Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flow

	Six Months ended June 30, 2005
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Cash flow from operating activities:
Income from continuing operations	$68,444	$81,162	$5,410	$(86,572)	$68,444
Adjustments to reconcile income from continuing operations to cash provided by (used in) operating activities:
Depreciation and amortization	1,366	7,839	1,383	—	10,588
Loss on disposal of fixed assets	—	153	350	—	503
Deferred income taxes	2,491	1,075	74	—	3,640
Fair value gain for put options	(3,793)	—	—	—	(3,793)
Equity in earnings of subsidiaries	(82,684)	(3,888)	—	86,572	—
Changes in operating assets & liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	—	777	(3,425)	—	(2,648)
Decrease (increase) in intercompany receivables & payables	47,749	(48,127)	378	—	—
(Increase) decrease in inventory	—	(33,779)	1,241	—	(32,538)
Decrease (increase) in prepaid expenses & other assets	523	(624)	(1,154)	—	(1,255)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	7,823	8,877	(2,108)	—	14,592
Increase (decrease) in income taxes payable	990	417	(909)	—	498
Net cash provided by operating activities	42,909	13,882	1,240	—	58,031
Cash flow from investing activities:
Purchase of property and equipment	(1,516)	(5,575)	(1,055)	—	(8,146)
Purchase of patents and trademarks	—	(100)	—	—	(100)
Purchases of short-term investment securities	(562,750)	—	—	—	(562,750)
Proceeds from sales of short-term investment securities	186,225	—	—	—	186,225
Sale of put options	4,790	—	—	—	4,790
Additional cash received from sale of business	—	300	—	—	300
Additional consideration for purchased businesses	(317)	(4,287)	—	—	(4,604)
Purchase of businesses net of cash acquired	(1,362)	—	—	—	(1,362)
Net cash used in investing activities	(374,930)	(9,662)	(1,055)	—	(385,647)
Cash flow from financing activities:
Proceeds from exercise of stock options	4,304	—	—	—	4,304
Taxes paid for withheld shares on restricted stock issuances	(5,794)	—	—	—	(5,794)
Repayments of long-term debt	—	(238)	(76)	—	(314)
Borrowings under lines of credit	5,485	—	4,149	—	9,634
Repayments under lines of credit	(5,485)	—	(1,500)	—	(6,985)
Net cash (used in) provided by financing activities	(1,490)	(238)	2,573	—	845
Effect of exchange rate on cash and cash equivalents	—	—	(2,121)	—	(2,121)
Net (decrease) increase in cash and cash equivalents	(333,511)	3,982	637	—	(328,892)
Cash and cash equivalents, beginning of period	388,727	21,173	11,309	—	421,209
Cash and cash equivalents, end of period	$55,216	$25,155	$11,946	$—	$92,317

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

NOTE 16 — VEST EXCHANGE PROGRAM/WARRANTY REVISION

As a result of our voluntary Zylon® vest Supplemental Relief (renamed ZVE) Program relating to our Zylon®-containing vests, we recorded a pre-tax charge of $19.9 million in the year ended December 31, 2005, which is net of the remaining $1.1 million liability from the Exchange Program previously announced in the third quarter of 2004. Since December 31, 2005, we have incurred $9 million of ZVE Program costs against the liability. We have a remaining liability of $10 million at June 30, 2006. The liability has been classified in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet at June 30, 2006. As the charge has been based upon various estimates, differences in actual return rates and program costs could result in material adjustments to the recorded charge.

NOTE 17 — PUT OPTION TRANSACTIONS

We account for put option transactions on Company stock in accordance with Statement of Financial Accounting Standards No. 150, ‘‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,’’ (‘‘SFAS 150’’). SFAS 150 requires put options to be measured at fair value and recognized on the balance sheet as liabilities.

During the year ended December 31, 2005, we sold put options on Company stock in various private transactions covering 3.5 million shares of Company stock for $6.6 million in premiums. During the year ended December 31, 2005, put options covering 2.5 million shares expired unexercised. In February 2006, the remaining outstanding put options covering 1 million shares expired unexercised. Accordingly, we recognized $710,000 in other income, net, in the six months ended June 30, 2006. In the three and six months ended June 30, 2005, we recognized fair value gains of $4.9 million and $3.8 million recorded in other income, net, related to outstanding put options on Company stock. The fair values of the put options of Company stock are obtained from our counter-parties and represent the estimated amount we would have received or paid to terminate the put options, taking into account the consideration we received for the sale of the put options. We had no outstanding put options on Company stock remaining as of June 30, 2006.

NOTE 18 — INTEREST EXPENSE, NET

Interest expense, net is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In thousands)
Interest expense	$13,084	$5,049	$18,615	$9,907
Interest income	(3,625)	(3,535)	(8,897)	(6,148)
Interest expense, net	$9,459	$1,514	$9,718	$3,759

In the three months ended March 31, 2006, the average of the closing prices of our common stock on each of the last ten trading days of the quarter exceeded our conversion price of $54.01, effectively accelerating the first put date to the first quarter of 2006. During the three months ended June 30, 2006, we wrote off $5 million of previously capitalized loan costs on our 2% Convertible Notes. As the impact of not recording this cost was determined not to be material to the first quarter of 2006, we recorded the cost in the three months ended June 30, 2006.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the results of operations and analysis of financial condition for the three and six months ended June 30, 2006. The results of operations for purchase business combinations are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, included in our annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2005, except as follows:

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

We adopted the fair value recognition provisions of FAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized during the first six months of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated. As a result of adopting FAS 123R on January 1, 2006, our income before income taxes and net income for the three and six months ended June 30, 2006, was $273,000 and $164,000 lower and $476,000 and $296,000 lower, respectively, than if we had continued to account for share-based compensation under ABP 25.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We have estimated the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. The expected life of the options granted is management’s estimate and represents the period of time that options granted are expected to be outstanding. We currently do not pay dividends. Volatility is based on the historical volatility of our stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each option grant during the three and six months ended June 30, 2006 and 2005, is estimated on the date of grant with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Expected life of option	4.8 yrs	4.2 yrs	4.8 yrs	5.1 yrs
Dividend yield	0%	0%	0%	0%
Volatility	44.2%	48.7%	44.7%	48.6%
Risk free interest rate	4.8%	3.7%	4.7%	4.0%

The weighted average fair value of options granted during the three and six months ended June 30, 2006 and 2005, are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In thousands, except per share data)		(In thousands, except per share data)
Fair value of each option granted	$25.16	$16.58	$24.13	$19.13
Total number of options granted	80	233	105	1,668
Total fair value of all options granted	2,013	$3,863	$2,534	$31,909

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, to options granted under our stock option plans during the three and six month periods ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over the vesting period and forfeitures are recognized as they occur. Our pro forma information follows for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In thousands, except for per share amounts)	(In thousands, except for per share amounts)
Net income as reported	$37,415	$68,444
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,714)	(36,650)
Add: Employee compensation expense for modification of stock option awards included in reported net income, net of income taxes	—	118
Pro forma net income	$34,701	$31,912
Earnings per share:
Basic – as reported	$1.09	$1.99
Basic – pro forma	$1.01	$0.93
Diluted – as reported	$1.05	$1.93
Diluted – pro forma	$0.98	$0.90

Of the stock-based employee compensation expense for the six months ended June 30, 2005, $15.3 million is related to accelerated vesting of certain existing stock options and $21.3 million is related to certain stock options issued in the six months ended June 30, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (‘‘FIN 48’’), which clarifies the accounting for uncertainty in tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial statements and currently plan to adopt this interpretation in the first quarter of 2007.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006, COMPARED TO THREE MONTHS ENDED JUNE 30, 2005.

Net income.    Net income declined $3 million, or 9%, to $34 million in the three months ended June 30, 2006, compared to $37 million in the three months ended in June 30, 2005.

Total revenues.    Total revenues increased $180 million, or 49%, to $552 million in the three months ended June 30, 2006, compared to $372 million in the three months ended June 30, 2005. For the three months ended June 30, 2006, total revenue increased 22% internally, including period-over-period changes in acquired businesses with zero effect from foreign currency movements.

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

Aerospace & Defense revenues.    Aerospace & Defense revenues increased $184 million, or 70%, to $447 million in the three months ended June 30, 2006, compared to $263 million in the three months ended June 30, 2005. Aerospace & Defense revenues increased 37% internally, including period-over-period changes in acquired businesses and increased $86 million, or 33%, from the acquisition of Stewart & Stevenson in May 2006. Internal growth was primarily due to the following factors:

(1)    We experienced strong demand for the Up-Armored High Mobility Multi-purpose Wheeled Vehicle (Up-Armored HMMWV, commonly known as the Humvee), including spare part revenues, as we shipped 2,641 Up-Armored HMMWVs (includes both M1114 and M1151/52 models) in the three months ended June 30, 2006, compared to 1,672 in the three months ended June 30, 2005, a 58% increase. There continues to be new orders under our current M1114 Up-Armored HMMWV contract and additional orders for the next-generation versions known as the M1151/52 Up-Armored HMMWVs. We believe the U.S. military’s plans include procurement of a replacement military light transport vehicle with current status being in the early development stage. While the U.S. military’s current acquisition strategies plan for possible production of new light and medium support vehicles beginning as early as 2008, there is no assurance as to when a replacement for the HMMWV may be selected, and furthermore, we believe that the HMMWV will continue for some time to be one of the primary transport vehicles in the U.S. military. In the event the HMMWV is replaced, based on U.S. military procurement plans, it is anticipated that vehicle armoring for a replacement vehicle would be provided to the vehicle OEM for inclusion in the manufacturing process as components to be integrated with the vehicle while additional armor components would be provided for attachment to the vehicle at a later time when warranted by threat conditions. We anticipate that procurements for the potential HMMWV replacement models would be competitive and could be awarded to multiple armor suppliers based on full and open competition. Although we anticipate continuation of developmental efforts and enhancement of manufacturing capabilities, at this time, there is no certainty of obtaining armoring contracts for any HMMWV replacement vehicles selected by the U.S. military, and if successful in competitive programs, we cannot determine the specific levels of effort likely under such military contracts.

An additional consideration and risk factor regarding the introduction of new vehicle versions for tactical wheeled vehicles is the U.S. military’s recent pronouncements that it is the U.S. Government’s preference to own technical data rights for new major end items of equipment and sub-systems, including the vehicle armoring packages. The U.S. Government’s intent to mitigate risk of limitations on producibility and to ensure commonality of armor components produced by multiple sources may negatively influence future manufacturing content and product pricing.

See risk factor ‘‘A Replacement of the HMMWV in the U.S. military may affect our results of operations’’ under Item 1A in Part II of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(2)    During the three months ended June 30, 2006, we shipped 566 FMTV trucks subsequent to the May 25, 2006 Stewart & Stevenson closing date. This compares with 242 FMTV trucks shipped by Stewart & Stevenson in the same period last year.

(3)    During the three months ended June 30, 2006, revenue from add-on armor components for fielded vehicles including add-on armor kits for the light, medium and heavy tactical truck fleet decreased 25% compared to the three months ended June 30, 2005. Although we may receive

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

additional add-on armor kit business in the future, the majority of armoring of fielded trucks has been completed. We believe, however, that the U.S. military’s tactical wheeled vehicle procurement strategy includes replacement or additional production of current type medium or heavy trucks and these vehicles are also planned to receive armor subsystems in the future.

(4)    Small arms protective insert (‘‘SAPI’’) plate volume increased by 45% in the three months ended June 30, 2006, compared to the three months ended June 30, 2005. The increase in volume was a result of: (1) increasing requirements by the U.S. military, (2) the ability of our industrial base to increase production capacity, and (3) our ability to qualify additional sources of supply.

Continued growth in the SAPI plate business is dependent upon the continued level of hostilities in the Middle East as well as the U.S. Government’s requirements for improved technology and performance of the SAPI plate. Future revenues may be constrained by our ability to procure certain raw materials necessary for the manufacture of the SAPI plate. See the risk factor ‘‘There are limited sources for some of our raw materials, which may significantly curtail our manufacturing operations’’ under Item 1A in Part II of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(5)    Outer tactical vest (‘‘OTV’’) units increased by 163% in the three months ended June 30, 2006, over the three months ended June 30, 2005. We experienced a 17% unit decline in helmets due to the implementation of improved helmet specifications. We expect helmet volumes to rebound in the third quarter of 2006. Also, our Modular Lightweight Load-Carrying Equipment (‘‘MOLLE’’) revenue increased 84%, and aerospace revenues increased 10%.

Products revenues.    Products revenues increased $8 million, or 12%, to $79 million in the three months ended June 30, 2006, compared to $71 million in the three months ended June 30, 2005. For the three months ended June 30, 2006, Products revenue decreased 4% internally, including period-over-period changes in acquired businesses and increased $11 million, or 16%, from the acquisition of the law enforcement business of Projectina and Second Chance, acquired in April 2006 and July 2005, respectively. The primary driver for the internal growth decline was a delay in spending by the Iraqi government for body armor and other hard armor protective products. Excluding the impact of sales at Armor Products International, the internal growth would have been 6%.

Mobile Security revenues.    Mobile Security revenues decreased $12 million, or 31%, to $26 million in the three months ended June 30, 2006, compared to $38 million in the three months ended June 30, 2005. Commercial vehicle shipments decreased 12%, to 380 vehicles in the three months ended June 30, 2006, compared to 434 vehicles in the three months ended June 30, 2005. The Mobile Security’s internal revenue decline was primarily the result of the change in model year for the Suburban and the S-Class Mercedes and delayed spending by the U.S. Department of State and the Iraqi government.

Cost of revenues.    Cost of revenues increased $163 million, or 59%, to $439 million for the three months ended June 30, 2006, compared to $276 million for the three months ended June 30, 2005. As a percentage of total revenues, cost of revenues increased to 79.6% of total revenues for the three months ended June 30, 2006, from 74.2% for the three months ended June 30, 2005.

Gross margins in Aerospace & Defense were 16.9% for the three months ended June 30, 2006, compared to 22.6% for the three months ended June 30, 2005. This reduction was primarily due to: (1) the acquisition of Stewart & Stevenson, which operates at lower gross margins; (2) an increased mix of lower-margin revenues from Medium Tactical Vehicle Replacement (‘‘MTVR’’) cabs; and (3) reduced SAPI plate margins related to changing product specifications. The inclusion of Stewart & Stevenson reduced the Aerospace & Defense Group’s gross margin by 3.9%.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Gross margins in Products were 40.2% for the three months ended June 30, 2006, compared to 38.5% for the three months ended June 30, 2005. Gross margin improvement reflects improved manufacturing efficiencies and fixed cost absorption on higher production volumes particularly within our domestic soft body armor segment; and favorable product mix within the less lethal and automotive segments.

Gross margins in Mobile Security were 21.1% in the three months ended June 30, 2006, compared to 23.7% for the three months ended June 30, 2005. The decrease in margins was primarily due to decreased overhead absorption caused by reduced production throughput.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $10 million, or 28%, to $45 million (8.2% of total revenues) for the three months ended June 30, 2006, compared to $36 million (9.6% of total revenues) for the three months ended June 30, 2005. The $10 million increase was primarily due to: (1) the acquisitions of Stewart & Stevenson, Second Chance and Projectina, which added $6 million; (2) increased selling and marketing expenses; and (3) increased research and development expense.

Aerospace & Defense selling, general and administrative expenses increased $7 million, or 78%, to $15 million (3.4% of Aerospace & Defense revenues) for the three months ended June 30, 2006, compared to $9 million (3.3% of Aerospace & Defense revenues) for the three months ended June 30, 2005. The increase in selling, general and administrative expenses was due primarily to the acquisition of Stewart and Stevenson, increased research and development expense, and other administrative expenses as a result of the increased size of the business. The decrease in selling, general and administrative expenses as a percentage of revenue was due to leveraging of the selling, general and administrative expenses over a larger revenue base. We expect Stewart & Stevenson’s operating expenses as a percentage of sales to decrease over the next 12 months as we rapidly eliminate overhead associated with Stewart & Stevenson’s legacy business, which have been sold or discontinued, and the old public company infrastructure.

Products selling, general and administrative expenses increased $4 million, or 26%, to $17 million (22.0% of Products revenues) for the three months ended June 30, 2006, compared to $13.8 million (19.5% of Products revenues) for the three months ended June 30, 2005. This increase reflects the impact of acquisitions which amounted to $2.2 million and our decisions earlier this year to expand our sales force and increase our investment in sales training and marketing.

Mobile Security selling, general and administrative expenses increased $1 million, or 37%, to $5 million (19.4% of Mobile Security revenues) for the three months ended June 30, 2006, compared to $4 million (9.7% of Mobile Security revenues) for the three months ended June 30, 2005. The increase in selling, general and administrative expense was primarily due to increased selling and marketing programs launched globally with the introduction of the new brand, Centigon. The increase in selling, general and administrative expenses as a percentage of revenues was due to the items listed above and the large decrease in revenues.

Corporate general and administrative expenses decreased $2 million, or 19%, to $8 million (1.4% of total revenues) for the three months ended June 30, 2006, compared to $9 million (2.5% of total revenues) for the three months ended June 30, 2005. This decrease in general and administrative expenses is primarily associated with reduced bonus provisions partially offset with increased expenses associated with the adoption of FAS 123R (expensing of stock options) and a SERP plan.

Amortization.    Amortization expense increased $3 million, or 136%, to $5 million for the three months ended June 30, 2006, compared to $2 million for the three months ended June 30, 2005, primarily due to the acquisitions of Stewart & Stevenson in May 2006, Projectina in April 2006, and Second Chance in July 2005. Amortization expense is related to patents and trademarks with finite lives, and acquired amortizable intangible assets that meet the criteria for recognition as an asset apart from goodwill under SFAS 141.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Integration.    Integration decreased $0.4 million, or 51%, to $0.4 million for the three months ended June 30, 2006, compared to $0.8 million for the three months ended June 30, 2005. Included in integration in the second quarter of 2006 were charges for the integration of Second Chance and Stewart & Stevenson and costs related to accounting, legal and other due diligence costs related to acquisitions that were not consummated. Included in integration in the second quarter of 2005 were charges primarily for Specialty Defense and Bianchi, which were acquired in the fourth quarter of 2004.

Other charges.    Other charges for the three months ended June 30, 2006 included $2 million for a reversal of a previously recorded accrual relating to an export fine that we recently settled for an inconsequential amount.

Operating income.    Operating income increased $6 million, or 11%, to $64 million for the three months ended June 30, 2006, compared to $57 million in the three months ended June 30, 2005, due to the factors discussed above.

Interest expense, net.    Interest expense, net, increased $8 million, or 525%, to $9 million for the three months ended June 30, 2006, compared to $2 million for the three months ended June 30, 2005. This increase is primarily due to: (1) additional borrowings under our new credit facility for the acquisition of Stewart and Stevenson, (2) the use of the majority of our investment balances to acquire Stewart & Stevenson, (3) the write-off of $5 million of loan costs related to our convertible debenture, and (4) the increase in interest expense on our variable rate debt as a result of the increase in the six-month LIBOR. In the three months ended March 31, 2006, the average of the closing prices of our common stock on each of the last ten trading days of the quarter exceeded our conversion price of $54.01, effectively accelerating the first put date to the first quarter of 2006. During the three months ended June 30, 2006, we wrote off $5 million of previously capitalized loan costs on our 2% Convertible Notes. As the impact of not recording this cost was determined not to be material to the first quarter of 2006, we recorded the cost in the three months ended June 30, 2006. On September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate on the 8.25% Notes for a variable rate of six-month LIBOR (5.58% at June 30, 2006, and 3.64% at June 30, 2005), set in arrears, plus a spread of 2.735% to 2.75%.

Other income, net.    Other income, net, decreased $3 million, or 96%, to $0.1 million for the three months ended June 30, 2006, compared to $3 million for the three months ended June 30, 2005. Other income, net, for the three months ended June 30, 2006, relates primarily to gains on disposals of fixed assets. Other income, net, for the three months ended June 30, 2005, relates primarily to an increase in the fair market value of our previously announced put option contracts, net of a non-operating asset write-off.

Income before provision for income taxes.    Income before provision for income taxes decreased $5 million, or 8%, to $54 million for the three months ended June 30, 2006, compared to $59 million for the three months ended June 30, 2005, due to the reasons discussed above.

Provision for income taxes.    Provision for income taxes was $20 million for the three months ended June 30, 2006, compared to $22 million for the three months ended June 30, 2005. The effective tax rate was 37.2% for the three months ended June 30, 2006, compared to 36.6% for the three months ended June 30, 2005. The increased tax rate relates primarily to the non-taxable fair market gain on put options in the three month period ended June 30, 2005; partially offset by the reversal of a previously non-deductible accrual in the three month period ended June 30, 2006.

Net income.    Net income decreased $3 million, or 9%, to $34 million in the three months ended June 30, 2006, compared to $37 million in the three months ended in June 30, 2005, due to the factors discussed above.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006, COMPARED TO SIX MONTHS ENDED JUNE 30, 2005.

Net income.    Net income increased $7 million, or 10%, to $75 million in the six months ended June 30, 2006, compared to $68 million in the six months ended in June 30, 2005.

Total revenues.    Total revenues increased $261 million, or 35%, to $997 million in the six months ended June 30, 2006, compared to $737 million in the six months ended June 30, 2005. For the six months ended June 30, 2006, total revenue increased 21% internally, including period-over-period changes in acquired businesses, 14% from acquisitions, and decreased 0.3% due to foreign currency movements. Internal revenue growth represents period-over-period increases in revenue from businesses that were either owned or acquired by us during the periods presented. Our calculation of internal revenue growth takes into consideration pro-forma revenue for relevant periods of acquired entities in determining period-over-period growth.

Aerospace & Defense revenues.    Aerospace & Defense revenues increased $263 million, or 50%, to $792 million in the six months ended June 30, 2006, compared to $528 million in the six months ended June 30, 2005. Aerospace & Defense revenues increased 34% internally, including period-over-period changes in acquired businesses and increased $86 million, or 16%, from the acquisition of Stewart & Stevenson in May 2006. Internal growth was primarily due to the following factors:

(1)    We experienced strong demand for the Up-Armored HMMWV, including spare part revenues, as we shipped 4,999 Up-Armored HMMWVs (includes both M1114 and M1151/52 models) in the six months ended June 30, 2006, compared to 3,167 in the six months ended June 30, 2005, a 59% increase. There continues to be new orders under our current M1114 Up-Armored HMMWV contract and additional orders for the next-generation versions known as the M1151/52 Up-Armored HMMWVs. We believe the U.S. Military’s plans include procurement of a replacement military light transport vehicle with current status being in the early development stage. While the U.S. military’s current acquisition strategies plan for possible production of new light and medium support vehicles beginning as early as 2008, there is no assurance as to when a replacement for the HMMWV may be selected, and furthermore, we believe that the HMMWV will continue for some time to be one of the primary transport vehicles in the U.S. military. In the event the HMMWV is replaced, based on U.S. military procurement plans, it is anticipated that vehicle armoring for a replacement vehicle would be provided to the vehicle OEM for inclusion in the manufacturing process as components to be integrated with the vehicle while additional armor components would be provided for attachment to the vehicle at a later time when warranted by threat conditions. We anticipate that procurements for the potential HMMWV replacement models would be competitive and could be awarded to multiple armor suppliers based on full and open competition. Although we anticipate continuation of developmental efforts and enhancement of manufacturing capabilities, at this time, there is no certainty of obtaining armoring contracts for any HMMWV replacement vehicles selected by the U.S. military, and if successful in competitive programs, we cannot determine the specific levels of effort likely under such military contracts.

An additional consideration and risk factor regarding the introduction of new vehicle versions for tactical wheeled vehicles is the U.S. military’s recent pronouncements that it is the U.S. Government’s preference to own technical data rights for new major end items of equipment and sub-systems, including the vehicle armoring packages. The U.S. Government’s intent to mitigate risk of limitations on producibility and to ensure commonality of armor components produced by multiple sources may negatively influence future manufacturing content and product pricing.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

See risk factor ‘‘A Replacement of the HMMWV in the U.S. military may affect our results of operations’’ under Item 1A in Part II of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(2)    During the six months ended June 30, 2006, we shipped 566 FMTV trucks subsequent to the May 25, 2006 Stewart & Stevenson closing date. This compares with 242 FMTV trucks shipped by Stewart & Stevenson in the same period last year.

(3)    During the six months ended June 30, 2006, revenue from add-on armor components for fielded vehicles including add-on armor kits for the light, medium and heavy tactical truck fleet decreased 32%, compared to the six months ended June 30, 2005. Although we may receive additional add-on armor kit business in the future, the majority of armoring of fielded trucks has been completed. We believe, however, that the U.S. Military’s tactical wheeled vehicle procurement strategy includes replacement or additional production of current type medium or heavy trucks and these vehicles are also planned to receive armor subsystems in the future.

(4)    SAPI plate volume increased by 67% in the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The increase in volume was a result of: (1) increasing requirements by the U.S. military, (2) the ability of our industrial base to increase production capacity, and (3) our ability to qualify additional sources of supply.

Continued growth in the SAPI plate business is dependent upon the continued level of hostilities in the Middle East as well as the U.S. Government’s requirements for improved technology and performance of the SAPI plate. Future revenues may be constrained by our ability to procure certain raw materials necessary for the manufacture of the SAPI plate. See the risk factor ‘‘There are Limited Sources for Some of Our raw materials, which may significantly curtail our manufacturing operations’’ under Item 1A in Part II of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(5)    OTV units increased by 233% in the six months ended June 30, 2006, over the six months ended June 30, 2005. We experienced 35% unit growth in helmets. Also, our MOLLE revenue increased 60%, and aerospace revenues increased 12%.

Products revenues.    Products revenues increased $22 million, or 16%, to $156 million in the six months ended June 30, 2006, compared to $134 million in the six months ended June 30, 2005. For the six months ended June 30, 2006, Products revenue increased 2% internally, including period-over-period changes in acquired businesses and increased $18 million, or 14%, from the acquisition of the law enforcement business of Second Chance, acquired in July 2005 and Projectina, acquired in April 2006. Internal growth was primarily driven by strong domestic sales of body armor, as this market rebounded from the uncertainty within the market caused by the NIJ Zylon decertification in the later part of 2005. Also, contributing to the internal growth were strong sales within our automotive and forensics’ product lines. This overall growth was offset in part by declining international sales of body armor into Iraq and the decline of gas masks sales as we made the transition to a new supplier of these products.

Mobile Security revenues.    Mobile Security revenues decreased $24 million, or 33%, to $50 million in the six months ended June 30, 2006, compared to $74 million in the six months ended June 30, 2005. Commercial vehicle shipments decreased 18%, to 697 vehicles in the six months ended June 30, 2006, compared to 847 vehicles in the six months ended June 30, 2005. The Mobile Security’s internal revenue decline was primarily the result of the change in model year for the Suburban and the S-Class Mercedes and delayed spending by the Department of State and the Iraqi government.

Cost of revenues.    Cost of revenues increased $231 million, or 42%, to $780 million for the six months ended June 30, 2006, compared to $549 million for the six months ended June 30, 2005. As a percentage of total revenues, cost of revenues increased to 78.2% of total revenues for the six months ended June 30, 2006, from 74.6% for the six months ended June 30, 2005.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Gross margins in Aerospace & Defense were 18.3% for the six months ended June 30, 2006, compared to 22.3% for the six months ended June 30, 2005. This reduction was primarily due to: (1) the acquisition of Stewart & Stevenson, which operates at lower gross margins; (2) an increased mix of lower-margin revenues from MTVR cabs; and (3) reduced SAPI plate margins related to changing product specifications. The inclusion of Stewart & Stevenson reduced the Aerospace & Defense Group’s gross margin by 2.2%.

Gross margins in Products were 39.6% for the six months ended June 30, 2006, compared to 38.0% for the six months ended June 30, 2005. Gross margin improvement reflects improved manufacturing efficiencies and fixed cost absorption on higher production volumes particularly within our domestic soft body armor segment; and favorable product mix within the less lethal and automotive segments.

Gross margins in Mobile Security were 21.9% in the six months ended June 30, 2006, compared to 24.6% for the six months ended June 30, 2005. The decrease in margins was primarily due to decreased overhead absorption caused by reduced production throughput.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $12 million, or 18%, to $82 million (8.2% of total revenues) for the six months ended June 30, 2006, compared to $69 million (9.4% of total revenues) for the six months ended June 30, 2005. The $12 million increase was primarily due to: (1) the acquisitions of Stewart & Stevenson, Second Chance Body Armor and Projectina, which added $7 million; (2) increased selling and marketing expenses; and (3) increased research and development expense.

Aerospace & Defense selling, general and administrative expenses increased $7 million, or 41%, to $25 million (3.1% of Aerospace & Defense revenues) for the six months ended June 30, 2006, compared to $17 million (3.3% of Aerospace & Defense revenues) for the six months ended June 30, 2005. The increase in selling, general and administrative expenses was due primarily to the acquisition of Stewart and Stevenson, increased research and development expense, and other administrative expenses as a result of the increased size of the business. The decrease in selling, general and administrative expenses as a percentage of revenue was due to leveraging of the selling, general and administrative expenses over a larger revenue base and the acquisition of Stewart and Stevenson, which operates with lower selling, general and administrative expenses as a percentage of revenues. We expect Stewart & Stevenson’s operating expenses as a percentage of sales to decrease over the next 12 months as we rapidly eliminate overhead associated with Stewart & Stevenson’s legacy business, which have been sold or discontinued and the old public company infrastructure.

Products selling, general and administrative expenses increased $6 million, or 22%, to $34 million (21.9% of Products revenues) for the six months ended June 30, 2006, compared to $28 million (20.8% of Products revenues) for the six months ended June 30, 2005. This increase reflects the impact of acquisitions, which amounted to $3.8 million, and our decisions earlier this year to expand our sales force and increase our investment in sales training and marketing.

Mobile Security selling, general and administrative expenses increased $2 million, or 31%, to $10 million (19.2% of Mobile Security revenues) for the six months ended June 30, 2006, compared to $7 million (9.9% of Mobile Security revenues) for the six months ended June 30, 2005. The increase in selling, general and administrative expense was primarily due to increased selling and marketing programs launched globally with the introduction of the new brand, Centigon. The increase in selling, general and administrative expenses as a percentage of revenues was due to the items listed above and the large decrease in revenues.

Corporate general and administrative expenses decreased $3 million, or 20%, to $13 million (1.3% of total revenues) for the six months ended June 30, 2006, compared to $17 million (2.3% of total revenues) for the six months ended June 30, 2005. This decrease in general and administrative

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

expenses is primarily associated with reduced bonus provisions partially offset with increased expenses associated with the adoption of FAS 123R (expensing of stock options) and SERP plan.

Amortization.    Amortization expense increased $3 million, or 73%, to $7 million for the six months ended June 30, 2006, compared to $4 million for the six months ended June 30, 2005, primarily due to the acquisition of Stewart and Stevenson in May 2006, Projectina in April 2006 and Second Chance in July 2005. Amortization expense is related to patents and trademarks with finite lives, and acquired amortizable intangible assets that meet the criteria for recognition as an asset apart from goodwill under SFAS 141.

Integration.    Integration decreased $0.8 million, or 46%, to $0.9 million for the six months ended June 30, 2006, compared to $2 million for the six months ended June 30, 2005. Included in integration in the first six months of 2006 were charges for the integration of Projectina, which was acquired April 2006, Second Chance, which was acquired in the third quarter of 2005, Stewart & Stevenson, which was acquired in May 2006, and costs related to accounting, legal and other due diligence costs related to acquisitions that were not consummated. Included in integration in the first six months of 2005 were charges primarily for Specialty Defense and Bianchi, which were acquired in the fourth quarter of 2004.

Other charges.    Other charges for the six months ended June 30, 2006 included $2 million for a reversal of a previously recorded accrual relating to an export fine that we recently settled for an inconsequential amount.

Operating income.     Operating income increased $17 million, or 15%, to $129 million for the six months ended June 30, 2006, compared to $112 million in the six months ended June 30, 2005, due to the factors discussed above.

Interest expense, net.    Interest expense, net, increased $6 million, or 159%, to $10 million for the six months ended June 30, 2006, compared to $4 million for the six months ended June 30, 2005. This increase is primarily due to: (1) additional borrowings under our new credit facility for the acquisition of Stewart and Stevenson, (2) the use of the majority of our investment balances to acquire Stewart & Stevenson, (3) the write-off of $5 million of loan costs related to our convertible debenture, and (4) the increase in interest expense on our variable rate debt as a result of the increase in the six-month LIBOR. In the three months ended March 31, 2006, the average of the closing prices of our common stock on each of the last ten trading days of the quarter exceeded our conversion price of $54.01, effectively accelerating the first put date to the first quarter of 2006. During the three months ended June 30, 2006, we wrote off $5 million of previously capitalized loan costs on our 2% Convertible Notes. On September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate on the 8.25% Notes for a variable rate of six-month LIBOR (5.58 % at June 30, 2006, and 3.64% at June 30, 2005), set in arrears, plus a spread of 2.735% to 2.75%.

Other income, net.     Other income, net, decreased $1 million, or 52%, to $1 million for the six months ended June 30, 2006, compared to $2 million for the six months ended June 30, 2005. Other income, net for the six months ended June 30, 2006, relates primarily to the expiration of our unexercised 1 million previously announced put option contracts on Company stock and dividends received on our equity based securities. Other income, net, for the six months ended June 30, 2005, relates primarily to an increase in the fair market value of our previously announced put option contracts, net of a non-operating asset write-off.

Income before provision for income taxes.    Income before provision for income taxes increased $10 million, or 9%, to $121 million for the six months ended June 30, 2006, compared to $110 million for the six months ended June 30, 2005, due to the reasons discussed above.

Provision for income taxes.    Provision for income taxes was $45 million for the six months ended June 30, 2006, compared to $42 million for the six months ended June 30, 2005. The effective tax rate

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

was 37.4% for the six months ended June 30, 2006, compared to 37.9% for the six months ended June 30, 2005. The decreased tax rate relates primarily to the reversal of a previously non-deductible accrual, federal tax credits and the U.S. manufacturing deduction.

Net income.    Net income increased $7 million, or 10%, to $75 million in the six months ended June 30, 2006, compared to $68 million in the six months ended in June 30, 2005, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On June 20, 2006, we announced our proposed $400 million Senior Subordinated Notes offering. Due to volatile market conditions surrounding the June 28, 2006 Federal Open Market Committee meeting, a spike in the ten year treasury and widening spreads, we chose not to complete the transaction that was offered to us. Instead, we decided to wait for a more favorable interest rate environment. On June 20, 2006, Standard & Poor’s affirmed their BB corporate rating and revised the outlook to positive from stable. On June 22, 2006, Moody’s affirmed their Ba3 corporate rating and classified the outlook as stable. Standard and Poor’s and Moody’s assigned a B+/B1 rating, respectively, to our potential $400 million Senior Subordinated Notes offering.

On May 25, 2006, we terminated our prior senior secured credit facility and entered into a new senior secured credit facility (the ‘‘Credit Facility’’) with Wachovia Bank, National Association, as administrative agent, Bank of America, N.A. and Suntrust Bank, as co-syndication agents, Key Bank National Association and JPMorgan Chase Bank, as co-documentation agents, and the other lenders party thereto.

The Credit Facility establishes a commitment to the Company to provide up to $825,000,000 in the aggregate of loans and other financial accommodations consisting of (i) a five year senior secured revolving credit facility in an aggregate principal amount of up to $425,000,000 (‘‘the Revolving Facility’’), (ii) a five year senior secured term loan in an aggregate principal amount of $100,000,000 (the ‘‘Term Loan’’), and (iii) a thirty day senior secured interim term loan in aggregate principal amount of $300,000,000 (the ‘‘Interim Term Loan’’). The Revolving Facility, Term Loan and Interim Term Loan make up the ‘‘Senior Secured Facilities’’. The Revolving Facility includes a sublimit of up to an aggregate amount of $75,000,000 in letters of credit and a sublimit of up to an aggregate of $20,000,000 in swing line loans. As of June 30, 2006, we had $156 million in availability under our credit facility excluding $19 million in outstanding letters of credit.

All borrowings under the Credit Facility will bear interest at either (i) a rate equal to LIBOR, plus an applicable margin ranging from 0.875% to 1.5%, depending on certain conditions, or (ii) an alternate base rate which will be the higher of (a) the Federal Funds rate plus 0.50% or (b) the Wachovia prime rate, plus an additional margin ranging from 0.0% to 0.25% depending on certain conditions.

The Credit Facility is guaranteed by certain of our direct and indirect domestic subsidiaries and is secured by, among other things, (a) a pledge of (i) all of the issued and outstanding shares of stock or other equity interests of certain of our direct and indirect domestic subsidiaries, (ii) 65% of the issued and outstanding shares of voting stock or other voting equity interests of certain of Armor's direct and indirect foreign subsidiaries, and (iii) 100% of the issued and outstanding shares of nonvoting stock or other nonvoting equity interests of certain of our direct and indirect foreign subsidiaries pursuant to a pledge agreement delivered in connection with the Credit Facility (the ‘‘Pledge Agreement’’) and (b) a first priority perfected security interest on certain of our domestic assets and certain domestic assets of certain of our direct and indirect domestic subsidiaries pursuant to a security agreement delivered in connection with the Credit Facility (the ‘‘Security Agreement’’).

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Armor has made customary representations, warranties and covenants in the Credit Agreement, Pledge Agreement and Security Agreement. The Credit Facility is subject to customary rights of the lenders and the administrative agent upon the occurrence and during the continuance of an Event of Default, including, under certain circumstances, the right to accelerate payment of the loans made under the Credit Facility and the right to charge a default rate of interest on amounts outstanding under the Credit Facility.

In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time depending upon market conditions and other factors, of up to an additional 4.4 million shares. On March 25, 2005, our Board of Directors increased our existing stock repurchase program to enable us to repurchase, from time to time depending upon market conditions and other factors, up to an additional 3.5 million shares of its outstanding common stock. Through July 26, 2006, we repurchased 3.8 million shares of our common stock under the stock repurchase program at an average price of $12.49 per share, leaving us with the ability to repurchase up to an additional 7.3 million shares of our common stock. We did not repurchase any shares in the second quarter of fiscal 2006 or fiscal 2005. Repurchases may be made in the open market, in privately negotiated transactions utilizing various hedging mechanisms including, among others, the sale to third parties of put options on our common stock, or otherwise. At June 30, 2006, we had 35.5 million shares of common stock outstanding.

During fiscal 2005, we sold put options in various private transactions covering 3.5 million shares of Company stock for $6.6 million in premiums. During fiscal 2005, put options covering 2.5 million shares of Company stock expired unexercised leaving outstanding put options covering 1 million shares outstanding (2.8% of outstanding shares at December 31, 2005) at a weighted average strike price of $40.00 per share. In February 2006, the remaining outstanding put options covering 1 million shares expired unexercised. Accordingly, we recognized $710,000 in other income, net, in the six months ended June 30, 2006. In the three and six months ended June 30, 2005, we recognized fair value gains of $4.9 million and $3.8 million recorded in other income, net, related to outstanding put options on Company stock. The fair values of the put options of Company stock are obtained from our counter-parties and represent the estimated amount we would have received or paid to terminate the put options, taking into account the consideration we received for the sale of the put options. We had no outstanding put options on Company stock remaining as of June 30, 2006.

We expect to continue our policy of repurchasing our common stock from time to time, subject to the restrictions contained in our senior credit facility; the indenture governing the 8.25% Notes, the indenture governing the Convertible Notes and applicable law. Our senior secured credit facility permits us to repurchase shares of our common stock with no limitation if, on a pro forma basis (as such term is defined in the senior secured credit facility) after giving effect to a repurchase, (i) our total leverage ratio (as such term is defined in the senior secured credit facilty) is not more than 4.25 to 1.0, (ii) our senior leverage ratio (as such term is defined in the senior secured credit facility) is no more than 3.00 to 1.0 and (iii) no default or event of default exists or would exist under the senior secured credit facilty after giving effect to such repurchase. As of June 30, such ratios were 3.09 and 1.37 respectively. Our existing indentures governing the 8.25% Notes and the 2% Convertible Notes also permit us to repurchase shares of our common stock, subject to certain limitations, as long as we satisfy the conditions to such repurchase contained therein.

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

On October 29, 2004, we completed the placement of the 2% Convertible Notes, due November 2024. On November 5, 2004, Goldman, Sachs & Co. exercised its option to purchase an additional $45 million principal amount of the 2% Convertible Notes. The 2% Convertible Notes provide the holders with a seven year put option and are guaranteed by most of our domestic subsidiaries on a senior subordinated basis. The 2% Convertible Notes were initially rated B1/B+ by Moody’s Investors’ Service and Standard & Poor’s Rating Services, respectively. The 2% Convertible Notes provide for interest at a rate of 2.00% per year, payable on November 1 and May 1 of each year beginning on May 1, 2005, and ending on November 1, 2011. The 2% Convertible Notes provide for accretion of the principal amount beginning on November 1, 2011, at a rate that provides holders with an aggregate annual yield to maturity of 2.00%, as defined in the agreement. The 2% Convertible Notes provide for contingent interest during any six-month period beginning November 1, 2011, of 15 basis points paid in cash if the average trading price of the notes is above certain levels. The 2% Convertible Notes are convertible, at the bond holder’s option at any time, initially at a conversion rate of 18.5151 shares of our common stock per $1,000 principal amount of notes, which is the equivalent conversion price of approximately $54.01 per share, subject to adjustment. Upon conversion, we are obligated to satisfy our conversion obligation with respect to the accreted principal amount of the notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock. The conversion rate is subject to adjustment, without duplication, upon the occurrence of any of the following events: (1) stock dividends in common stock, (2) issuance of rights and warrants, (3) stock splits and combinations, (4) distribution of indebtedness, securities or assets, (5) cash distributions, (6) tender or exchange offers, and (7) repurchases of common stock. In accordance with U.S. GAAP, the 2% Convertible Notes are classified as short term debt as they can be converted at any time prior to maturity. We used a portion of the proceeds of the offering to fund the acquisition of Second Chance in July 2005, and for general corporate and working capital purposes, including the funding of capital expenditures. Funds that are not immediately used are invested in money market funds and other investment grade securities until needed.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

On September 2, 2003, we entered into interest rate swap agreements, which have been designated as fair value hedges as defined under SFAS 133 with a notional amount totaling $150 million. The agreements were entered into to exchange the fixed interest rate on our 8.25% Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth day of February and August. The agreements are subject to other terms and conditions common to transactions of this type. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. For the three months ended June 30, 2006, the fair value for interest swaps changed in value by $2.4 million. At December 31, 2005, there was a $1.4 million asset included in other assets, which, as a result of the change in fair value, is a $4.1 million hedge liability at June 30, 2006. The agreements are deemed to be a perfectly effective fair value hedge, and, therefore, qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

As of June 30, 2006, we were in compliance with all of our negative and affirmative covenants contained in the Credit Facility and the indentures governing the 8.25% and the 2% Convertible Notes.

Working capital was ($53) million and $387.2 million as of June 30, 2006, and December 31, 2005, respectively. The decrease in working capital is a function of the reduction in cash from the purchase of Stewart & Stevenson and the increase in accrueds from unearned revenue at Stewart & Stevenson. In addition, the short-term classification of our $344 million in Convertible Notes due November 1, 2024 in accordance with U.S. GAAP, reduces our working capital.

Net cash provided by operating activities from continuing operations was $15 million for the six months ended June 30, 2006, compared to $58 million for the six months ended June 30, 2005. Net cash provided by operating activities declined as a result of a delayed receipt of a $75 million advance payment from the government until the first week in July 2006. Net cash used in investing activities from continuing operations was $775 million for the six months ended June 30, 2006, compared to $386 million for the six months ended June 30, 2005. The increase was primarily due to the acquisition of Stewart & Stevenson and increased capital expenditures to support the revenue growth in the Aerospace & Defense Group. Net cash provided by financing activities was $322 million for the six months ended June 30, 2006, compared to $1 million for the six months ended June 30, 2005. The increase in the six months ended June 30, 2006, was primarily due increased borrowings under our new Senior Credit facility.

Our capital expenditures for the six months ended June 30, 2006, were $16 million. Such expenditures included additional manufacturing, office space, manufacturing machinery and equipment, leasehold improvements, information technology and communications infrastructure equipment. Our fiscal 2006 capital expenditures are expected to be approximately $30 to $34 million.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table presents material changes to our contractual obligations as of June 30, 2006:

Contractual Obligations	Payment due by period
	(In thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$500,990	$1,873	$43,715	$306,544	$148,858
Long-term debt interest obligations	210,815	35,131	102,415	59,193	14,076
Other long-term liabilities	35,030	—	878	658	33,494
Total	$746,835	$37,004	$147,008	$366,395	$196,428

Long-term debt interest obligations based on weighted average interest rate of 7.01%. Long-term debt obligations included in the above contractual obligations table does not include $342 million of 2% Convertible Notes, due November 1, 2024, as this obligation has been classified as a current liability in accordance with generally accepted accounting principles.

See Part II, Item 1- Legal Proceedings regarding outstanding legal matters.

FORWARD LOOKING AND CAUTIONARY STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Quarterly Report on Form 10-Q may constitute ‘‘forward looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, our failure to continue to develop and market new and innovative products and services and to keep pace with technological changes; competitive pressures; failure to obtain or protect intellectual property rights; the ultimate effect of various domestic and foreign political and economic issues on our business, financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; contract delays; cost overruns; our ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers, customers and availability of raw materials; changes in the financial or business condition of our distributors or resellers; our ability to successfully identify, negotiate and conclude acquisitions, alliances and other business combinations, and integrate past and future business combinations; regulatory, legal, political and economic changes; an adverse determination in connection with the Zylon® investigation being conducted by the U.S. Department of Justice and certain state agencies and/or other Zylon®-related litigation; and other risks, uncertainties and factors inherent in our business and otherwise discussed elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

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

On September 2, 2003, we entered into interest rate swap agreements in which we effectively exchanged the $150 million fixed rate 8.25% interest on the senior subordinated notes for variable rates in the notional amount of $80 million, $50 million, and $20 million at six-month LIBOR, set in arrears, plus 2.75%, 2.75%, and 2.735%, respectively. The agreements involve receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The variable interest rates are fixed semi-annually on the fifteenth day of February and August each year through maturity. The six-month LIBOR rate was 5.54% on July 21, 2006. The maturity dates of the interest rate swap agreements match those of the underlying debt. Our objective for entering into these interest rate swaps was to reduce our exposure to changes in the fair value of senior subordinated notes and to obtain variable rate financing at an attractive cost. Changes in the six-month LIBOR would affect our earnings either positively or negatively. An assumed 100 basis point increase in the six-month LIBOR would increase our interest obligations under the interest rate swaps and Senior Credit facility by approximately $1.5 million and $2.5 million, respectively, for a twelve month period.

In accordance with SFAS 133, we designated the interest rate swap agreements as perfectly effective fair value hedges and, accordingly, use the short-cut method of evaluating effectiveness. As permitted by the short-cut method, the change in fair value of the interest rate swaps will be reflected in earnings and an equivalent amount will be reflected as a change in the carrying value of the swaps, with an offset to earnings. There is no ineffectiveness to be recorded. At December 31, 2005, there was a $1.4 million asset included in other assets, which, as a result of the change in fair value, is a $4.1 million hedge liability at June 30, 2006.

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

Marketable Security Price Risk.    At June 30, 2006, our marketable securities had a fair value of $50,000, including an unrealized loss of $10,000. The estimated loss in the fair value resulting from a hypothetical 10% decrease in the price would have been $5,000.

Since the securities are classified as ‘‘available-for-sale,’’ adjustments to fair value of a temporary nature are reported in accumulated other comprehensive income (loss), and would not impact our results of operations or cash flows until such time that the securities are sold or that any impairment is determined to be other than temporary in nature.

Stock Price Risk.    The fair values of the put options of Company stock are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the put options, taking into account the consideration we received for the sale of the put options. As our stock price fluctuates the value of these contracts also fluctuates. We do not have any outstanding put options on Company stock outstanding at June 30, 2006.

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

PART II — OTHER INFORMATION

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

Kroll, Inc. Matters

O'Gara-Hess & Eisenhardt Armoring do Brasil Ltda. (‘‘OHE Brazil’’) was audited by the Brazilian federal tax authorities and the Company has been informed that they were assessed over 10 Million Reals (US $4.5 million based on the exchange rate as of June 30, 2006). In addition, in January 2004, OHE Brazil was audited and the Company has been informed that they were assessed over 20 Million Reals (US $9.0 million based on the exchange rate as of June 30, 2006) for activities that occurred prior to the Company's acquisition of the O'Gara Companies in 2001. OHE Brazil has appealed both tax assessments and the cases are pending. To the extent that there may be any liability resulting from such assessments, we believe that we are entitled to indemnification from Kroll, Inc. for up to $7.8 million under the terms of our purchase agreement dated April 20, 2001, because the events in question with respect to up to $7.8 million of such assessments occurred prior to our purchase of the O'Gara Companies from Kroll, Inc.

In December 2001, O'Gara-Hess & Eisenhardt France S.A., which was acquired from Kroll, Inc. (‘‘OHE France’’) in August 2001, sold its industrial bodywork business operated under the name Labbe/Division de O'Gara Hess & Eisenhardt France/ Carrosserie Industrielle (‘‘Carrosserie’’) to SNC Labbe. Subsequent to the sale, the members of Labbe Family Estate (‘‘LFE’’), who are joint owners of the leasehold interest upon which the Carrosserie business is operated, sued OHE France and SNC Labbe claiming the transfer of the leasehold was not valid because they did not give their consent to the transfer as allegedly required under the terms of the lease. LFE members sought to have OHE France, as sole tenant, maintain and repair the leased building with an estimated cost of between US $4.0 and US $7.7 million, based on the exchange rate as of June 30, 2006. In a decision dated February 28, 2006, the French ‘‘Tribunal de Grande Instance’’ (Court of First Degree) of Saint-Brieuc decided that the transfer of the leasehold was not valid regarding LFE members, but rejected their claim concerning the maintaining and repairing of the leased building. The court also decided that SNC Labbe was to indemnify the Company for all condemnations pursuant to its decision, including judicial fees and costs. An appeal is still possible against such court's decision and we are unable to predict the outcome of this matter and as such, no accrual has been made. In the meantime, actions have been undertaken in order to organize a new transfer of the leasehold in conformity with the applicable regulations. Such new transfer is currently pending and has not yet been completed. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

Zylon®

In April, 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging that ballistic-resistant soft body armor (vests) containing Zylon®, manufactured and sold by American Body Armor(TM), Safariland® and PROTECH®, failed to meet the warranties provided with the vests. On November 5, 2004, the Jacksonville, Florida (Duval County) Circuit Court gave final approval to a settlement reached with the Southern States Police Benevolent Association (‘‘SSPBA’’) which provided that (i) purchasers of

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1.    LEGAL PROCEEDINGS — CONTINUED

certain Zylon®-containing vest models could exchange their vests for other vests manufactured by the Company and, (ii) the Company would continue its internal used-vest testing program (VestCheck(TM)). The other class action suit filed by the National Association of Police Organizations, Inc. (‘‘NAPO’’), in Ft. Myers, Florida (Lee County), was voluntarily dismissed with prejudice on November 16, 2004.

On August 24, 2005, the United States Department of Justice, National Institute of Justice (‘‘NIJ’’), released its Third Status Report to the Attorney General on Body Armor Safety Initiative Testing and Activities (the ‘‘Third NIJ Report’’). The Third NIJ Report contained, among other items, information and testing data on Zylon® and Zylon®-containing vests, and substantially modified compliance standards for all ballistic-resistant vests with the implementation of the NIJ 2005 Interim Requirements for Ballistic-Resistant Body Armor. As a result of the actions of the NIJ, the Company halted all sales or shipment of any Zylon®-containing vest models effective August 25, 2005, and immediately established a Supplemental Relief (renamed the Zylon® Vest Exchange (‘‘ZVE’’)) Program that provides either a cash or voucher option to those who purchased any Zylon®-containing vests from us through August 29, 2005. The ZVE Program, with the consent of the SSPBA, was given final approval by the Jacksonville, Florida Court on October 27, 2005. (See also Note 16 for information regarding the estimated cost of the ZVE program.)

We are also voluntarily cooperating with a request for documents and data received from the Department of Justice, which is reviewing the entire body armor industry's use of Zylon®, and a subpoena served by the General Services Administration for information relating to Zylon®. On March 27, 2006, we entered into an agreement with the Department of Justice to toll the statute of limitations until September 30, 2006, with regard to possible civil claims the United States could assert against the Company with respect to certain body armor products made by us which contain Zylon®.

STEWART & STEVENSON MATTERS

The matters listed below relate to Stewart & Stevenson, which was acquired by the Company on May 25, 2006.

Klickitat Litigation

Stewart & Stevenson and several of its subsidiaries in the Distributed Energy Solutions business were defendants in a suit filed by the Klickitat County Public Utility District No. 1 (‘‘KPUD’’) on December 11, 2003, arising out of claims relating to a landfill gas power generation facility in Roosevelt, Washington (the ‘‘Project’’), Cause No. CY-03-3175-LRS; Klickitat County Public Utility District No. 1 v. Stewart & Stevenson Services, Inc., Stewart & Stevenson Power, Inc., Sierra Detroit Diesel Allison, Inc., Pamco International, Inc. and Waukesha Engine Dresser, Inc.; in the U.S. District Court for the Eastern District of Washington. The plaintiff asserted claims with respect to equipment installed and used since 1999 for breach of contract; promissory estoppel; violations of the Washington Products Liability Act; breach of warranties; intentional or negligent misrepresentation; and violations of the Washington Consumer Protection Act and sought recovery of damages. In an order filed April 7, 2006, the court granted partial summary judgment dismissing all but two of plaintiff's nine causes of action with prejudice. On June 14, 2006, Stewart & Stevenson and KPUD entered into a confidential settlement agreement, the terms of which had no material impact on our results of operations, financial condition or cash flow. Pursuant to that agreement, the Court entered a formal dismissal of the claims against Stewart & Stevenson on July 19, 2006.

Actions involving the Stewart & Stevenson Acquisition

(i)    Oshkosh Truck Corporation v. Stewart & Stevenson Services, Inc., District Court of Harris County, Texas.    On May 12, 2006, Oshkosh Truck Corporation (‘‘Oshkosh’’) filed a petition seeking to declare void and unenforceable certain ‘‘standstill’’ provisions contained in a confidentiality agreement between Oshkosh and Stewart & Stevenson, and to enjoin the merger of Stewart & Stevenson with

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1.    LEGAL PROCEEDINGS — CONTINUED

the Company (the ‘‘Petition’’). The court denied the request by Oshkosh for a temporary restraining order and for expedited discovery, and scheduled an injunction hearing for June 9, 2006. In the interim, the merger was approved by the Stewart & Stevenson shareholders and the acquisition completed, and Oshkosh canceled the injunction hearing. We believe that this action is without merit and intend to vigorously defend the claims. On May 31, 2006, Stewart & Stevenson filed its answer denying the material allegations of the Petition and also filed counterclaims for breach of contract, tortious interference and fraudulent inducement arising from Oshkosh's conduct in its efforts to interfere with the merger. Stewart & Stevenson has also filed special exceptions to the Petition and has moved to dismiss the Petition on the ground, among others, that Oshkosh lacks standing to assert fiduciary claims which belong to Stewart & Stevenson shareholders. On or about July 25, 2006, Oshkosh and Stewart & Stevenson agreed, among other things, and subject to certain conditions, to nonsuit without prejudice their respective claims against each other pending in Texas state court.

(ii)    Marron v. Ream, et al., United States District Court for the Southern District of Texas. On April 11, 2006, this lawsuit was filed as a shareholder class action against former Stewart & Stevenson directors and Stewart & Stevenson as a nominal defendant, claiming, among other things, breach of fiduciary duty in connection with the Armor merger in failing to maximize shareholder value, favoring Armor in lieu of superior offers and failing to disclose material information or disclosing materially false information in proxy materials relating to the Stewart & Stevenson shareholders meeting. We believe that this action is without merit and intend to vigorously defend the claims. The lawsuit was first filed in Texas state court and then removed to federal court. Armor intervened in the action and cross-claimed against Stewart & Stevenson for a declaratory judgment that Stewart & Stevenson cannot waive the prohibitions set forth in its confidentiality agreement with Oshkosh. Marron subsequently filed an amended complaint to restructure his claims as a shareholder derivative suit, but that pleading was dismissed without prejudice for failure to make the required demand on directors. Marron may re-file his complaint after the expiration of the waiting period specified by Article 5.14 of the Texas Business Corporation Act.

(iii)    Green Meadows Partners LLP v. Ream, et al., District Court of Harris County, Texas. On May 24, 2006, this shareholder class and derivative petition was filed against Stewart & Stevenson's former directors and Stewart & Stevenson as a nominal defendant, claiming, among other things, breach of fiduciary duty in connection with the Armor merger in failing to maximize shareholder value, favoring Armor in lieu of superior offers and failing to disclose material information or disclosing materially false information in proxy materials relating to the Stewart & Stevenson shareholders meeting (the ‘‘Petition’’). The Petition seeks an injunction and declaratory judgment challenging the proposed merger of Stewart & Stevenson with Armor, rescission of the acquisition agreement and a constructive trust upon any benefits received as a result of the acquisition. We believe that this action is without merit and intend to vigorously defend the claims. On July 31, 2006, Stewart & Stevenson filed its answer denying the material allegations of the Petition. Stewart & Stevenson has also filed a motion to abate the Petition on the ground, among others, that the plaintiff failed to comply with the demand prerequisites of Article 5.14 of the Texas Business Corporation Act, and because the Petition asks for relief in excess of that requested in plaintiff's demand.

OTHER MATTERS

In addition to the above, in the normal course of business and as a result of previous acquisitions, we are subjected to various types of claims and currently have on-going litigation in the areas of product liability, general liability and intellectual property. Our products are used in a wide variety of law enforcement situations and environments. Some of our products can cause serious personal or property injury or death if not carefully and properly used by adequately trained personnel. We believe that we have adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductible or self-insured retention. Our annual insurance premiums and self

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1.    LEGAL PROCEEDINGS — CONTINUED

insurance retention amounts have risen significantly over the past several years and may continue to do so to the extent we are able to purchase insurance coverage. At this time, we do not believe any existing claims or pending litigation will have a material impact on our financial position, operations and liquidity.

ITEM 1A.    RISK FACTORS

In addition to other information in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. The risk factors set forth below reflect material changes from the risk factors disclosed in our 2005 Annual Report on Form 10-K, as amended, as a result of our recent acquisition of Stewart & Stevenson. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any of the following risks occur, our business, operating results, liquidity and financial condition could be materially adversely affected. In such case, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related To Our Industry

The products we sell are inherently risky and could give rise to product liability and other claims.

The products that we manufacture are typically used in applications and situations that involve high levels of risk of personal injury. Failure to use our products for their intended purposes, failure to use or care for them properly, or their malfunction, or, in some limited circumstances, even correct use of our products, could result in serious bodily injury or death. Given this potential risk of injury, proper maintenance of our products is critical. Our products include: tactical wheeled vehicles (‘‘TWV’’); vehicle and armor systems; rotary and fixed-wing aircraft seating systems; parachutes; military helmets; body armor and plates designed to protect against ballistic and sharp instrument penetration; less-lethal products such as less-lethal munitions, pepper sprays, distraction devices and flameless expulsion grenades; various models of police batons; and police duty gear.

Claims have been made and are pending against certain of our subsidiaries, involving permanent physical injury and death caused by self-defense sprays and other munitions intended to be less-lethal. In addition, the manufacture and sale of certain less-lethal products may be the subject of product liability claims arising from the design, manufacture or sale of such goods. If these claims are decided against us and we are found to be liable, we may be required to pay substantial damages and our insurance costs may increase significantly as a result which could have a material adverse effect on our business, financial condition and results of operations. Also, a significant or extended lawsuit, such as a class action, could also divert significant amounts of management’s time and attention.

We cannot assure you that our insurance coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, that we will be able to obtain it at a reasonable cost. Our cost of obtaining insurance coverage has risen substantially since September 11, 2001. Any material uninsured loss could have a material adverse effect on our business, financial condition and results of operations. In addition, the inability to obtain product liability coverage would prohibit us from bidding for orders from certain governmental customers because, at present, many bids from governmental entities require such coverage, and any such inability would have a material adverse effect on our business, financial condition, results of operations and liquidity.

Any adverse resolution of these matters could have a material adverse effect on our business, financial condition, results of operations and liquidity. See Part II Item 1 ‘‘Legal Proceedings’’ for a description of certain currently pending claims.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1A.    RISK FACTORS — CONTINUED

We are subject to extensive government regulations, and our failure or inability to comply with these regulations could materially restrict our operations and subject us to substantial penalties.

We are subject to federal licensing requirements with respect to the sale in foreign countries of certain of our products. In addition, we are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our operations and workplace, including regulations promulgated by, among others, the U.S. Departments of Commerce, State and Transportation, the Federal Aviation Administration, the U.S. Environmental Protection Agency and the U.S. Bureau of Alcohol, Tobacco and Firearms. The U.S. Bureau of Alcohol, Tobacco and Firearms also regulates us as a result of our manufacturing of certain destructive devices and by the use of ethyl alcohol in certain products. We also ship hazardous goods, and in doing so, must comply with the regulations of the U.S. Department of Transportation for packaging and labeling. Additionally, the failure to obtain applicable governmental approval and clearances could materially adversely affect our ability to continue to service the government contracts we maintain. Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. We are also subject to routine audits to assure our compliance with these requirements. We became aware that we are not in full compliance with certain regulations governing the export of equipment and related technology used for military purposes that are applicable to certain of our products. We have made a voluntary disclosure to the Office of Defense Trade Controls Compliance and have undertaken steps to comply with these regulations and to help ensure compliance in the future. We do not believe that such non-compliance will have a material adverse effect on our business. In addition, a number of our employees involved with certain of our federal government contracts are required to obtain specified levels of security clearances. Our business may suffer if we or our employees are unable to obtain the security clearances that are needed to perform services contracted for the U.S. Department of Defense, one of our major customers. Our failure to comply with these contract terms, rules or regulations could expose us to substantial penalties, including the loss of these contracts and disqualification as a U.S. government contractor.

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

We have significant international operations and assets and, therefore, are subject to additional financial and regulatory risks.

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

One component of our strategy is to expand our operations into selected international markets. Military procurement, for example, has traditionally had a large international base. We actively

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1A.    RISK FACTORS — CONTINUED

market our products in Europe, North and South America, the Middle East, Africa, and Asia. However, we may be unable to execute our business model in these markets or new markets. Further, foreign providers of competing products and services may have a substantial advantage over us in attracting consumers and businesses in their countries due to earlier established businesses in those countries, greater knowledge with respect to the cultural differences of consumers and businesses residing in those countries and/or their focus on a single market. We expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international products and services. In pursuing our international expansion strategy, we face several additional risks, including:

•	foreign laws and regulations, which may vary country by country, that may impact how we conduct our business;

•	higher costs of doing business in foreign countries, including different employment laws;

•	potential adverse tax consequences if taxing authorities in different jurisdictions worldwide disagree with our interpretation of various tax laws or our determinations as to the income and expenses attributable to specific jurisdictions, which could result in our paying additional taxes, interest and penalties;

•	technological differences that vary by marketplace, which we may not be able to support;

•	longer payment cycles and foreign currency fluctuations;

•	economic downturns; and

•	revenue growth outside of the United States may not continue at the same rate if it is determined that we have already launched our products and services in the most significant markets.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1A.    RISK FACTORS — CONTINUED

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

U.S. military contracts account for a significant portion of our business and nearly all of the current sales of Stewart & Stevenson. The U.S. military funds these contracts in annual increments. These contracts require subsequent authorization and appropriation that may not occur or that may be greater than or less than the total amount of the contract. Changes in the U.S. military’s budget, spending allocations and the timing of such spending could adversely affect our ability to receive future contracts. None of our contracts with the U.S. military has a minimum purchase commitment, and the U.S. military generally has the right to cancel its contracts unilaterally without prior notice. We are the sole source provider to the U.S. military for the up-armoring for their M1114 High Mobility Multi-purpose Wheeled Vehicles (‘‘HMMWV’’). The HMMWVs are manufactured by AM General Corporation under separate U.S. military contracts. Should production or deliveries of HMMWVs be significantly interrupted, or should other single source suppliers significantly interrupt deliveries of our components for up-armoring the HMMWVs, we will not be able to deliver such up-armoring systems for the HMMWVs to the U.S. military on schedule, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. In November 2004, Stewart & Stevenson began full rate production under a third multi-year contract with the U.S. Army that provides for continued production of the U.S. Army's Family of Medium Tactical Vehicles (‘‘FMTV’’) through September 2008 at an initial contract value of $1.1 billion, excluding the exercise of any production options. Funding of the FMTV contract beyond September 2007 is subject to the inherent uncertainties of Congressional appropriations. As is typical of multi-year defense contracts that may be canceled or adjusted by the government, the FMTV contract must be funded annually by the U.S. Army and may be terminated at any time at the convenience of the government. If the FMTV contract is terminated, other than for Stewart & Stevenson’s default (in which event there could be serious adverse consequences and claims made against us), the contract includes a provision under which Stewart & Stevenson will be reimbursed for certain allowable costs, but not necessarily for all costs incurred. We also manufacture for the U.S. military helicopter seating systems, aircraft and land vehicle armor systems, protective equipment for military personnel and other technologies used to protect soldiers in a variety of life-threatening or catastrophic situations. The loss of, or a significant reduction in, U.S. military business for our aircraft and land vehicle armor systems, other protective equipment, or helicopter seating systems could have a material adverse effect on our business, financial condition, results of operations and liquidity.

A reduction of U.S. force levels in Iraq may affect our results of operations.

Since the invasion of Iraq by the U.S. and other forces in March 2003, we have received consistently strong orders from the U.S. military for the up-armoring of HMMWVs and the armoring of other TWV as well as orders for personnel equipment, including Small Arms Protective Inserts (‘‘SAPI’’) and other engineered ceramic body armor, helmets, and other protective and duty equipment. Orders for the up-armoring of HMMWVs and the armoring of other TWV as well as orders for personnel equipment are the result, in significant part, from the particular combat situations encountered by the U.S. military in Iraq, including the use of improvised explosive devices (‘‘IED’’) by enemy combatants. We cannot be certain, therefore, to what degree the U.S. military would continue placing armoring orders for its HMMWVs and other TWV as well as orders for personnel

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1A.    RISK FACTORS — CONTINUED

equipment, if the U.S. military were to reduce its force levels or withdraw completely from Iraq. A significant reduction in orders from the U.S. military for the armoring of HMMWVs and other TWV as well as orders for personnel equipment, following a reduction of U.S. force levels in Iraq could have a material adverse effect on our business, financial condition, results of operations and liquidity.

A replacement of the HMMWV in the U.S. military may affect our results of operations.

There continues to be new orders under our current M1114 Up-Armored HMMWV contract and additional orders for the next-generation versions known as the M1151/52 Up-Armored HMMWVs. While backlog extends into 2006 for both the M1114 and M1151/52 Up-Armored HMMWV versions, there are plans for procurement of a replacement military light transport vehicle, which is currently in the early development stage. While current acquisition strategies plan for possible production of new light and medium support vehicles beginning as early as 2008, there is no assurance as to when a replacement for the HMMWV may be selected. In the event the HMMWV is replaced, based on U.S. military procurement plans, it is anticipated that vehicle armoring and blast protection systems for a replacement vehicle, would be provided to the vehicle’s original equipment manufacturers (‘‘OEM’’) for inclusion in the manufacturing process. We anticipate that procurements for the potential HMMWV replacement models would be competitive and could be awarded to multiple armor suppliers based on full and open competition. Although we anticipate continuation of developmental efforts and enhancement of manufacturing capabilities, at this time, there is no certainty of obtaining armoring contracts for any HMMWV replacement vehicles selected by the U.S. military, and, if successful in competitive programs, we cannot determine the specific levels of effort likely under such military contracts.

Additionally, with regard to the introduction of potential HMMWV replacement vehicles, the U.S. military recently announced the U.S. Government’s preference to own the technical data rights for new major end items of equipment and sub-systems, including the vehicle armoring and blast protection systems. The U.S. Government’s intent to mitigate risk of limitations on producibility and to ensure commonality of armor components produced by multiple sources may negatively influence future manufacturing content and product pricing, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

We may lose money or generate less than expected profits on our fixed-price contracts.

Some of our government contracts provide for a pre-determined, fixed price for the products we make regardless of the costs we incur. Therefore, fixed-price contracts require us to price our contracts by forecasting our expenditures. When making proposals for fixed-price contracts, we rely on our estimates of costs and timing for completing these projects. These estimates reflect management’s judgments regarding our capability to complete projects efficiently and timely. Our production costs may, however, exceed forecasts due to unanticipated delays or increased cost of materials, components, labor, capital equipment or other factors. Therefore, we may incur losses on fixed price contracts that we had expected to be profitable, or such contracts may be less profitable than expected, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our business is subject to various laws and regulations favoring the U.S. Government’s contractual position, and our failure to comply with such laws and regulations could harm our operating results and prospects.

As a contractor to the U.S. Government, we must comply with laws and regulations relating to the formation, administration and performance of the federal government contracts that affect how we do business with our clients and may impose added costs on our business. These rules generally favor the U.S. Government’s contractual position. For example, these regulations and laws include provisions that subject contracts we have been awarded to:

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1A.    RISK FACTORS — CONTINUED

•	protest or challenge by unsuccessful bidders; and

•	unilateral termination, reduction or modification by the U.S. Government.

The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. Government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the U.S. Department of Defense. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management’s attention. Our failure to comply with these or other laws and regulations could result in contract termination, suspension or debarment from contracting with the federal government, civil fines and damages and criminal prosecution and penalties, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

The raw materials that we use in manufacturing ballistic resistant garments, SAPI plates and armored vehicles include: ceramic; steel; SpectraShield, a patented product of Honeywell, Inc.; Kevlar®, a patented product of E.I. du Pont de Nemours Co., Inc. (‘‘du Pont’’); and Twaron, a patented product of Teijin. We purchase these materials in the form of woven cloth from five independent weaving companies. In the event du Pont or its licensee in Europe cease, for any reason, to produce or sell Kevlar® to us, we would utilize these other ballistic resistant materials as a substitute. However, neither SpectraShield nor Twaron, is expected to become a complete substitute for Kevlar® in the near future. We enjoy a good relationship with our suppliers of Kevlar®, SpectraShield and Twaron. Should these materials become unavailable for any reason, we would be unable to replace them with materials of like weight and strength. We use a variety of ceramic materials in the production of SAPI plates and a variety of steels in armoring vehicles. Although we have a number of suppliers that we deal with in obtaining both ceramic and steel supplies, the industry generally, including our operations, is experiencing a limited supply of certain of these materials, which is affecting the quantity of product that we can complete in any given period. In addition, SpectraShield, the ballistic fiber backing used in a variety of our ballistic applications, including SAPI plates, is currently being rationed by the U.S. Department of Commerce, which could limit the quantity of SAPI plates that we produce in any given period. Thus, if our supply of any of these materials were materially reduced or cut off or if there were a material increase in the prices of these materials, our manufacturing operations could be adversely affected and our costs increased, and our business, financial condition, results of operations and liquidity could be materially adversely affected.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1A.    RISK FACTORS — CONTINUED

Risks as to rising steel prices may adversely affect our operating margins and results of operations.

Since early 2004, manufacturers and distributors of steel, which is used in many of our products, have experienced sharply increased prices and limited availability of steel and component parts containing steel. These increased steel prices have had and are expected to continue to have a negative impact on our margins in the near future, particularly on fixed-price contracts and other contracts for which we are unable to pass such cost increases on to our customers. If these steel price conditions continue, and if we are unable to raise our prices to keep pace with the material cost increases, our operating margins and results of operations could be adversely impacted in future periods.

There is a risk that we may experience supply interruptions for certain components used in the manufacture of the FMTV, which could cause delays in production and product deliveries.

The FMTV incorporates engines, transmissions, axles and a number of other components that are specified by the U.S. Army and are available only from the source or sources selected by the U.S. Army. Identifying additional or replacement suppliers approved by the U.S. Army for any of the numerous components used in the FMTV may not be accomplished quickly or on commercially reasonable terms, if at all. In addition to suppliers specified by the U.S. Army, Stewart & Stevenson uses other suppliers for certain components of the FMTV, some of which are small businesses that are not well capitalized. In the event Stewart & Stevenson was unable to mitigate the impact or find an alternate supplier in a timely manner, significant interruption in the supply of any of these components, for any reason, including insolvency of a supplier, work stoppages at suppliers and transportation interruptions, could involve significant additional costs and result in delays in production and product deliveries and could have a material adverse effect on our results of operations.

Risks associated with Stewart & Stevenson’s former Distributed Energy Solutions business segment may result in additional unexpected losses until all contractual issues are resolved and remaining obligations are completed.

In the third quarter of Stewart & Stevenson’s fiscal 2003, Stewart & Stevenson announced its plans to exit the turnkey engineering, procurement, and construction, or EPC, activities of the Distributed Energy Solutions segment. Since that time, Stewart & Stevenson has incurred significant losses in the process of exiting this business related to the completion of remaining construction projects, costs to satisfy customer warranty obligations, valuation adjustments related to the liquidation of inventory and costs associated with the settlement of customer disputes. Stewart & Stevenson continues to have substantial risk with respect to the performance on these contracts, including warranty, product performance and other contractual obligations, as well as certain claims and litigation that have arisen against Stewart & Stevenson with respect to contracts entered into in past years. While Stewart & Stevenson has recognized all known estimated losses on these uncompleted contracts, warranty obligations and other customer disputes, continued uncertainty remains related to the execution of the remaining obligations. These uncertainties may result in additional unexpected losses until all contractual issues are resolved and remaining obligations are completed. Additionally, Stewart & Stevenson expects to continue to recognize some general and administrative costs required to support the remaining warranty and contract performance aspects of this business. Stewart & Stevenson is also obligated to execute under certain fixed-price operation and/or maintenance contracts related to previously completed EPC projects, which have terms potentially extending up to five years.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1A.    RISK FACTORS — CONTINUED

Risks related to our dependence on a third party to provide support services in connection with our disposition of the Engineered Products and Power Products businesses could have a material adverse effect on our business, operating results and financial condition.

In connection with the disposition of Stewart & Stevenson’s Engineered Products and Power Products businesses, including a significant portion of its information technology assets and personnel, Stewart & Stevenson entered into a transition services agreement with the buyer of those businesses pursuant to which the buyer is obligated to provide Stewart & Stevenson certain support services in the areas of information technology, telecommunications, accounting and payroll, record retention, tax compliance assistance and operational support for up to 18 months following the sale of those businesses, depending on the particular service. Because Stewart & Stevenson no longer owns the assets or employs the personnel necessary to perform those services, Stewart & Stevenson is substantially dependent on the buyer to provide such support services. The buyer’s failure to provide these services to Stewart & Stevenson, or failure to arrange for these services to be provided upon the expiration of its agreement with the buyer, in a timely manner, or at all, could adversely effect our business, operating results and financial condition.

We may be unable to complete or integrate acquisitions effectively, if at all, and, as a result, may incur unanticipated costs or liabilities or operational difficulties.

We intend to grow through the acquisition of businesses and assets that will complement our current businesses. We cannot be certain that we will be able to identify attractive acquisition targets, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. Furthermore, we may have to divert our management’s attention and our financial and other resources from other areas of our business during any acquisition process. Our inability to implement our acquisition strategy successfully may hinder the expansion of our business. Because we depend in part on acquiring new businesses and assets to develop and offer new products, failure to implement our acquisition strategy may also adversely affect our ability to offer new products in line with industry trends.

We may not be successful in integrating businesses acquired in the future or those recently acquired, including Stewart & Stevenson, into our existing operations. Integration may result in unanticipated liabilities or unforeseen operational difficulties, including, without limitation, not achieving the expected levels of cost savings, and related synergies, which may be material or require a disproportionate amount of management’s attention, which could have a material adverse effect on our business, financial condition, results of operation and liquidity. Future acquisitions may result in us incurring additional indebtedness or issuing preferred stock or additional common stock. Competition for acquisition opportunities in the industry may rise, thereby increasing our cost of making acquisitions or causing us to refrain from making further acquisitions. In addition, the terms and conditions of our senior secured credit facility and the indentures governing the 2% Convertible Notes and the 8.25% Notes impose restrictions on us that, among other things, restrict our ability to make acquisitions and adversely affect our ability to execute our acquisition strategy.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1A.    RISK FACTORS — CONTINUED

We are dependent on industry relationships.

A number of our products are components in our customers’ final products. Accordingly, to gain market acceptance, we must demonstrate that our products will provide advantages to the manufacturers of final products, including increasing the safety of their products, providing such manufacturers with competitive advantages or assisting such manufacturers in complying with existing or new government regulations affecting their products. There can be no assurance that our products will be able to achieve any of these advantages for the products of our customers. Furthermore, even if we are able to demonstrate such advantages, there can be no assurance that such manufacturers will elect to incorporate our products into their final products, or if they do, that our products will be able to meet such customers’ manufacturing requirements. Additionally, there can be no assurance that our relationships with our manufacturer customers will ultimately lead to volume orders for our products. The failure of manufacturers to incorporate our products into their final products could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Our future success and competitive position depend to a significant extent upon our proprietary technology. We must make significant investments to continue to develop and refine our technologies. We will be required to expend substantial funds for and commit significant resources to the conduct of continuing research and development activities, the engagement of additional engineering and other technical personnel, the purchase of advanced design, production and test equipment, and the enhancement of design and manufacturing processes and techniques. Our future operating results will depend to a significant extent on our ability to continue to provide design and manufacturing services

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1A.    RISK FACTORS — CONTINUED

for new products that compare favorably on the basis of time to introduction, cost and performance with the design and manufacturing capabilities. The success of new design and manufacturing services depends on various factors, including utilization of advances in technology, innovative development of new solutions for customer products, efficient and cost-effective services, timely completion and delivery of new product solutions and market acceptance of customers’ end products. Because of the complexity of our products, we may experience delays from time to time in completing the design and manufacture of new product solutions. In addition, there can be no assurance that any new product solutions will receive or maintain customer or market acceptance. If we are unable to design and manufacture solutions for new products of our customers on a timely and cost-effective basis, such inability could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on June 20, 2006 for the purpose of (i) electing directors, and (ii) ratifying the appointment of PricewaterhouseCoopers LLP as Armor's independent auditors for the fiscal year ending December 31, 2006.

Each of our nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below:

	FOR	AGAINST
Warren B. Kanders	29,913,625	709,101
Burtt R. Ehrlich	29,147,739	1,474,981
David R. Haas	30,336,263	286,463
Robert R. Schiller	30,132,849	489,877
Nicholas Sokolow	28,331,776	2,290,950
Deborah A. Zoullas	30,334,368	288,358

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                — CONTINUED

The ratification of the appointment of PricewaterhouseCoopers LLP as Armor's independent auditors for the fiscal year ending December 31, 2006 was approved with the number of votes set forth below:

For	Against	Abstentions
29,704,847	900,998	12,381

For both the election of our directors and the ratification of the appointment of PricewaterhouseCoopers LLP as Armor is independent auditors for the fiscal year ending December 31, 2006, there were 4,500 broker non-votes.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 6.	EXHIBITS

(a)    Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
4.1	Tenth Supplemental Indenture, dated as of December 9, 2005, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto, and Wachovia Bank, National Association, as trustee.
4.2	Eleventh Supplemental Indenture, dated as of June 30, 2006, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto, and U.S. Bank National Association (formerly Wachovia Bank, National Association) as trustee.
4.3	Fifth Supplemental Indenture, dated as of December 9, 2005, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto, and Wachovia Bank, National Association, as trustee.
4.4	Sixth Supplemental Indenture, dated as of June 30, 2006, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto, and U.S. Bank National Association (formerly Wachovia Bank, National Association) as trustee.
10.1	First Amendment to Credit Agreement, dated as of June 23, 2006, among Armor Holdings, Inc., the material domestic subsidiaries listed as parties thereto and Wachovia Bank National Association, as administrative agent on behalf of the lenders under the Credit Agreement.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMOR HOLDINGS, INC.

/s/ Warren B. Kanders

Warren B. Kanders
Chairman and Chief Executive Officer
Dated: August 3, 2006

/s/ Glenn J. Heiar

Glenn J. Heiar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: August 3, 2006

Exhibit Index

Exhibit No.	Description
4.1	Tenth Supplemental Indenture, dated as of December 9, 2005, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto, and Wachovia Bank, National Association, as trustee.
4.2	Eleventh Supplemental Indenture, dated as of June 30, 2006, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto, and U.S. Bank National Association (formerly Wachovia Bank, National Association) as trustee.
4.3	Fifth Supplemental Indenture, dated as of December 9, 2005, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto, and Wachovia Bank, National Association, as trustee.
4.4	Sixth Supplemental Indenture, dated as of June 30, 2006, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto, and U.S. Bank National Association (formerly Wachovia Bank, National Association) as trustee.
10.1	First Amendment to Credit Agreement, dated as of June 23, 2006, among Armor Holdings, Inc., the material domestic subsidiaries listed as parties thereto and Wachovia Bank National Association, as administrative agent on behalf of the lenders under the Credit Agreement.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).