Form 10-Q
period 2006-09-30
ARMOR HOLDINGS INC
filed 2006-10-31
CIK 845752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006, or

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

The number of shares outstanding of the registrant's Common Stock as of October 26, 2006 is 35,524,858.

Armor Holdings, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries include all adjustments that management considers necessary for a fair presentation of operating results and financial position as of September 30, 2006, and for the three- and nine-month periods ended September 30, 2006, and September 30, 2005.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2006 (unaudited)	December 31, 2005*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,115	$471,841
Accounts receivable (net of allowance for doubtful accounts of $7,303 and $6,763)	240,340	212,124
Inventories	386,317	210,517
Prepaid expenses and other current assets	83,575	38,087
Total current assets	718,347	932,569
PROPERTY AND EQUIPMENT (net of accumulated depreciation of $50,095 and $37,041)	170,280	79,929
GOODWILL (net of accumulated amortization of $4,024 and $4,024)	958,057	273,696
PATENTS, LICENSES AND TRADEMARKS (net of accumulated amortization of $29,670 and $15,256)	361,375	130,620
OTHER ASSETS	23,205	46,048
TOTAL ASSETS	$2,231,264	$1,462,862

*	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

	September 30, 2006 (unaudited)	December 31, 2005*
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,807	$430
Short-term debt	344,140	344,274
Accounts payable	131,528	90,963
Accrued expenses and other current liabilities	379,313	100,924
Income taxes payable	1,230	8,767
Total current liabilities	858,018	545,358
LONG-TERM LIABILITIES:
Long-term debt, less current portion	389,364	151,910
Other long-term liabilities	48,486	10,475
Deferred income taxes	118,244	44,537
Total liabilities	1,414,112	752,280
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 41,583,880 and 41,347,628 issued and 35,523,658 and 35,287,406 outstanding at September 30, 2006, and December 31, 2005, respectively	416	415
Additional paid-in capital	531,059	525,890
Retained earnings	354,742	257,991
Accumulated other comprehensive income (loss)	3,252	(1,397)
Treasury stock	(72,317)	(72,317)
Total stockholders’ equity	817,152	710,582
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,231,264	$1,462,862

*	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
REVENUES:
Aerospace & Defense	$459,801	$345,416	$1,251,724	$873,881
Products	78,257	69,608	234,007	203,664
Mobile Security	24,747	32,640	74,440	106,726
Total revenues	562,805	447,664	1,560,171	1,184,271
COSTS AND EXPENSES:
Cost of revenues	458,071	348,238	1,238,176	897,733
Cost of exchange program/warranty revision	2,950	19,400	2,950	19,400
Selling, general and administrative expenses	53,448	34,723	134,989	104,073
Amortization	7,356	2,141	14,423	6,217
Integration	380	673	1,257	2,307
Other charges	—	—	(1,530)	—
OPERATING INCOME	40,600	42,489	169,906	154,541
Interest expense, net	9,966	1,379	19,684	5,138
Other income, net	(2,291)	(1,370)	(3,227)	(3,340)
INCOME BEFORE PROVISION FOR INCOME TAXES	32,925	42,480	153,449	152,743
PROVISION FOR INCOME TAXES	11,643	15,997	56,698	57,816
NET INCOME	$21,282	$26,483	$96,751	$94,927
BASIC EARNINGS PER SHARE	$0.60	$0.76	$2.73	$2.76
DILUTED EARNINGS PER SHARE	$0.58	$0.74	$2.62	$2.66
WEIGHTED AVERAGE SHARES – BASIC	35,512	34,714	35,427	34,453
WEIGHTED AVERAGE SHARES – DILUTED	36,951	35,959	36,945	35,675

See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30, 2006	September 30, 2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$96,751	$94,927
Adjustments to net income to cash provided by operating activities:
Depreciation and amortization	34,024	16,077
Loss on disposal of fixed assets	468	717
Gain on sale of land	(2,206)	—
Deferred income taxes	402	(5,362)
Fair value gain for put options	(710)	(5,048)
SERP expense	2,175	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	39,426	(55,790)
Increase in inventories	(74,217)	(16,575)
Decrease in prepaid expenses and other assets	622	12,569
Increase in accounts payable, accrued expenses and other current liabilities	25,768	21,685
Decrease in income taxes payable	(10,095)	(3,723)
Windfall tax benefit of stock options	(2,545)	—
Net cash provided by operating activities	109,863	59,477
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,177)	(11,055)
Proceeds from sale of land	3,440	—
Purchase of patents and trademarks	(209)	(123)
Purchases of short-term investment securities	(538,310)	(658,100)
Proceeds from sales of short-term investment securities	538,310	302,300
Sale of put options	—	6,614
Collection of note receivable	428	—
Purchase of equity investment	(57)	—
Additional cash received from sale of business	—	300
Additional consideration for purchased businesses	(4,710)	(4,981)
Purchase of businesses, net of cash acquired	(762,338)	(46,805)
Net cash used in investing activities	(786,623)	(411,850)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	1,728	10,384
Taxes paid for withheld shares on restricted stock issuances	(430)	(5,796)
Windfall tax benefit of stock options	2,545	—
Cash paid for debt issue costs	(5,940)	—
Borrowings of long-term debt	100,000	—
Repayments of long-term debt	(25,385)	(383)
Borrowings under lines of credit	649,957	13,006
Repayments under lines of credit	(510,139)	(12,869)
Net cash provided by financing activities	212,336	4,342
Effect of exchange rate changes on cash and cash equivalents	698	(2,032)
Net decrease in cash and cash equivalents	(463,726)	(350,063)
Cash and cash equivalents, beginning of period	471,841	421,209
Cash and cash equivalents, end of period	$8,115	$71,146

See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries (‘‘Armor’’, the ‘‘Company’’, ‘‘we’’, ‘‘our’’, ‘‘us’’) have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to provide a fair presentation have been included. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — ACQUISITIONS

On April 6, 2006, we acquired 100% of the stock of Swiss-Photonics AG. Swiss-Photonics, through its trade name, Projectina, manufactures, markets and distributes highly specialized document examination equipment used in verifying document authenticity and detecting counterfeit currency and crime lab microscopes used to evaluate ballistics and bullet casings.

On May 25, 2006, we completed the acquisition of Stewart & Stevenson for approximately $792 million in cash, excluding transaction costs and after deducting Stewart & Stevenson's net cash balance. Stewart & Stevenson designs and manufactures tactical wheeled vehicles (‘‘TWV’’) used by the U.S. and international militaries, and is one of the three major original equipment manufacturers (‘‘OEMs’’) of TWV sold to the U.S. military. Stewart & Stevenson is the sole manufacturer of the U.S. Army's Family of Medium Tactical Vehicles (‘‘FMTV’’), has delivered over 30,000 of these vehicles since 1991, and is currently under contract to produce the FMTV through September 2008. The U.S. Army's stated acquisition objective for the FMTV program is approximately 83,000 vehicles. In addition, Stewart & Stevenson has been selected as the only manufacturer for the U.S. Army's next generation technology demonstrator vehicle, referred to as the Maneuver Sustainment Variant, which is part of the Future Tactical Truck System. Stewart & Stevenson derived approximately 93% of its revenues of $726 million for the fiscal year ended January 31, 2006, from the production of FMTV trucks, trailers, vehicle cabs, spare parts, service and other components.

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

On July 10, 2006, we acquired 100% of the stock of Hiatt & Company, Ltd (‘‘Hiatts’’). Hiatts is a high end manufacturer of steel handcuffs, expandable friction lock batons, handcuff pouches and baton holders whose primary customers are military and law enforcement agencies in the U.K. and Europe.

These four acquisitions were accounted for as purchase business combinations, and accordingly, the results of operations were included in our financial statements from the acquisition date. The costs to acquire the stock of Projectina, ITS, and Hiatts were not considered material to our financial position.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

The costs to acquire all of the stock of Stewart & Stevenson have been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition as follows:

Stewart & Stevenson
(In thousands)

Working capital, net of cash	$(88,599)
Property and equipment	76,371
Other long-term assets	5,295
Long-term debt	(25,227)
Other long-term liabilities	(33,172)
Deferred tax liability	(74,631)
Customer-related intangibles	230,393
Marketing-related intangibles	8,158
Goodwill	678,136
$776,724

The customer-related intangible assets relate to acquired customer relationships and are being amortized over an eleven year weighted-average useful life on a straight-line basis. The marketing-related intangible assets relate to acquired trade names and trademarks, which have an indefinite useful life. The allocations of the purchase prices to the assets acquired and liabilities assumed are preliminary and subject to change pending final valuation being performed by an independent valuation firm. The goodwill acquired in the acquisition of Stewart & Stevenson is not deductible for tax purposes.

Unaudited Pro forma Results.    Businesses acquired are included in consolidated results from the date of acquisition. Pro forma results of the 2006 acquisitions of Projectina, Hiatts and ITS, and the 2005 acquisitions of Optemize and Second Chance are not presented, as they would not differ by a material amount from actual results. The following unaudited pro forma consolidated results are presented to show the results on a pro forma basis as if the 2006 acquisition of Stewart & Stevenson had been made as of January 1, 2005:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(In thousands)
Revenues	$562,805	$609,485	$1,859,927	$1,681,988
Net income	$21,282	$23,216	$71,613	$95,137
Basic earnings per share	$0.60	$0.67	$2.02	$2.76
Diluted earnings per share	$0.58	$0.65	$1.94	$2.67

NOTE 3 — COMPREHENSIVE INCOME

The components of comprehensive income, net of income tax benefit of $174,000 and income tax benefit of $142,000 for the three months ended September 30, 2006 and 2005, respectively, and net of tax provision of $680,000 and income tax benefit of $554,000 for the nine months ended September 30, 2006 and 2005, respectively, are listed below:

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands)		(in thousands)
Net income	$21,282	$26,483	$96,751	$94,927
Other comprehensive income:
Unrealized gain (loss) on equity securities	3	—	(7)	—
Elimination of unrealized gain on equity securities upon consolidation	—	—	2,484	—
Foreign currency translation, net of tax	(223)	(94)	2,172	(4,158)
Comprehensive income	$21,062	$26,389	$101,400	$90,769

NOTE 4 — INVENTORIES

The components of inventory as of September 30, 2006, and December 31, 2005, are summarized as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Raw material	$216,254	$127,465
Work-in-process	97,136	48,900
Finished goods	72,927	34,152
Total inventories	$386,317	$210,517

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

NOTE 5 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2006, and December 31, 2005, are summarized as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Accrued expenses and other current liabilities	$122,398	$76,576
Vest exchange program / warranty revision accrual (See Note 16)	7,691	18,511
Customer deposits	249,224	5,837
Total accrued expenses and other current liabilities	$379,313	$100,924

NOTE 6 — SHORT AND LONG-TERM DEBT

Short-Term Debt

	September 30, 2006	December 31, 2005
	(In thousands)
2% Convertible Notes, due November 1, 2024(a)	$341,880	$341,751
Credit facility – Colombia(b)	2,260	1,565
Credit facility – Brazil(c)	—	958
	$344,140	$344,274

(a)	On October 29, 2004, we completed the placement of $300 million aggregate principal amount of 2.00% Senior Subordinated Convertible Notes due November 1, 2024 (‘‘2% Convertible Notes’’). On November 5, 2004, Goldman, Sachs & Co. exercised its option to purchase an additional $45 million principal amount of the 2% Convertible Notes. The 2% Convertible Notes are guaranteed by most of our domestic subsidiaries on a senior subordinated basis (see Note 15). The 2% Convertible Notes provide for interest at a rate of 2.00% per year, payable on November 1 and May 1 of each year beginning on May 1, 2005 and ending on November 1, 2011. The 2% Convertible Notes provide for accretion of the principal amount beginning on November 1, 2011, at a rate that provides holders with an aggregate annual yield to maturity of 2.00%, as defined in the agreement. The 2% Convertible Notes provide for contingent interest during any six-month period beginning November 1, 2011, of 15 basis points paid in cash if the average trading price of the notes is above certain levels. The 2% Convertible Notes are convertible, at the bond holder’s option, at any time prior to maturity, initially at a conversion rate of 18.5151 shares of our common stock per $1,000 principal amount of notes, which is the equivalent conversion price of approximately $54.01 per share, subject to adjustment. Upon conversion, we are obligated to satisfy our conversion obligation with respect to the accreted principal amount of the notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock. The conversion rate is subject to adjustment, without duplication, upon the occurrence of any of the following events: (1) stock dividends in common stock, (2) issuance of rights and warrants, (3) stock splits and combinations, (4) distribution of indebtedness, securities or assets, (5) cash distributions, (6) tender or exchange offers, and (7) repurchases of common stock. In accordance with U.S. GAAP, the 2% Convertible Notes are classified as short term debt as they can be converted at any time prior to maturity.

(b)	On March 12, 2003, we entered into a collateralized revolving credit facility with Corporaciòn Financiera to provide for working capital needs for our Colombia facility. In 2004, we expanded

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

the collateralized revolving credit facility with four additional Colombian banks. The Colombian credit facility is a one-year revolving credit facility and, among other things, provides for total maximum borrowings of 6.5 billion Colombian Pesos (U.S. $3 million based on the exchange rate as of September 30, 2006). All borrowings under the credit facility bear interest at a rate equal to the Colombian Central Bank rate based on averages of 30 day loans, plus an applicable margin ranging from 3.5% to 4.0%.

(c)	In February 2005, we entered into a collateralized revolving credit facility with Itaú S.A. to provide working capital funds for our Brazilian facility. The Brazilian credit facility ran through March 2006 and was not renewed.

Long-Term Debt

	September 30, 2006	December 31, 2005
	(In thousands)
Revolving facility(a)	$140,000	$—
Term loan(a)	100,000	—
8.25% Senior Subordinated Notes due 2013(b)(d)	148,287	148,099
7.38% Senior Notes due May 2006(c)	—	—
Other long term debt	2,683	2,814
Plus fair value of interest rate swaps(d)	201	1,427
	391,171	152,340
Less current portion	(1,807)	(430)
	$389,364	$151,910

(a)	On May 25, 2006, we terminated our prior senior secured credit facility and entered into a new senior secured credit facility (the ‘‘Credit Facility’’) with Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., and Suntrust Bank, as co-syndication agents, Key Bank National Association and JPMorgan Chase Bank, as co-documentation agents, and the other lenders party thereto.

The Credit Facility establishes a commitment to the Company to provide up to $825 million in the aggregate of loans and other financial accommodations consisting of (i) a five year senior secured revolving credit facility in an aggregate principal amount of up to $425 million (the ‘‘Revolving Facility’’), (ii) a five year senior secured term loan in an aggregate principal amount of $100 million (the ‘‘Term Loan’’), and (iii) a thirty day senior secured interim term loan in aggregate principal amount of $300 million (the ‘‘Interim Term Loan’’). The Revolving Facility, Term Loan and Interim Term Loan make up the ‘‘Senior Secured Facilities’’. The Revolving Facility includes a sublimit of up to an aggregate amount of $75 million in letters of credit and a sublimit of up to an aggregate of $20 million in swing line loans. During the three month period ending September 30, 2006, we repaid net $110 million on our revolving credit facility. At September 30, 2006, we had $285 million in availability under our credit facility excluding $20 million in outstanding letters of credit.

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

The Interim Term Loan was paid in full in the quarter ended June 30, 2006.

(b)	On August 12, 2003, we completed a private placement of $150 million aggregate principal amount of 8.25% Senior Subordinated Notes due 2013 (the ‘‘8.25% Notes’’). The 8.25% Notes are guaranteed by most of our domestic subsidiaries on a senior subordinated basis (see Note 15). The 8.25% Notes were sold to qualified institutional buyers in reliance on Rule 144A of the Securities Act of 1933, as amended, and to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933, as amended. In 2004, after the completion of the private placement of the 8.25% Notes, we conducted an exchange offer pursuant to which holders of the privately placed 8.25% Notes exchanged such notes for 8.25% Notes registered under the Securities Act of 1933, as amended. During 2003, we used a portion of the funds to fund acquisitions, including Simula and Hatch, repay a portion of our outstanding debt and for general corporate and working capital purposes, including the funding of capital expenditures. Interest on the 8.25% Notes is payable semiannually on the fifteenth of February and August of each year. The 8.25% Notes were issued at a discount of approximately $3 million to investors. The 8.25% Notes may be redeemed at our option in whole or in part on a pro-rata basis, on and after August 15, 2008, at certain specified redemption prices plus accrued interest payable to the redemption date.

(c)	In connection with our May 25, 2006, acquisition of Stewart & Stevenson, we assumed $25 million of 7.38% Senior Notes due May 31, 2006. We paid these notes in full on May 31, 2006.

(d)	On September 2, 2003, we entered into interest rate swap agreements, designated as fair value hedges as defined under SFAS 133 with an aggregate notional amount totaling $150 million. The agreements were entered to exchange the fixed interest rate on the 8.25% Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth day of February and August. At September 30, 2006, the six-month LIBOR was 5.36%. The agreements are subject to other terms and conditions common to transactions of this type. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. The fair value of the interest rate swap agreements was approximately $201,000 at September 30, 2006. The agreements are deemed to be perfectly effective fair value hedges and therefore qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in earnings associated with the interest rate swap agreements on the 8.25% Notes.

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

As defined in SFAS 133, ‘‘Accounting for Derivative Instruments and Hedge Activities’’ the contingent interest feature of the 2% Convertible Notes is an embedded derivative that is not considered clearly and closely related to the host contract. The fair value of this bifurcated derivative at September 30, 2006, and December 31, 2005, is immaterial to our financial position.

At December 31, 2005, there was a $1 million asset included in other assets, which, as a result of the change in fair value, is a $201,000 hedge asset at September 30, 2006. The fair values of our interest rate swap agreements are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the agreement, taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

NOTE 8 — GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Under Statement of Financial Accounting Standards No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS 142’’), goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment at least annually or more often if indicators of impairment arise. The changes in the carrying amount of goodwill for the nine months ended September 30, 2006, are as follows:

	Aerospace & Defense	Products	Mobile Security	Corporate	Total
	(In thousands)
Balance at December 31, 2005	$155,772	$109,791	$6,490	$1,643	$273,696
Goodwill acquired during fiscal 2006	666,110	2,892	—	—	669,002
Adjustments to purchase price	13,947	—	—	—	13,947
Finalization of purchase price	—	1,176	—	(27)	1,149
Foreign currency translation and other adjustments	20	209	34	—	263
Balance at September 30, 2006	$835,849	$114,068	$6,524	$1,616	$958,057

Included in patents, licenses and trademarks in the accompanying condensed consolidated balance sheets are the following intangible assets as of September 30, 2006:

	Customer Relationships	Technology	Marketing	Total
	(In thousands)
Gross amount	$292,632	$23,241	$75,172	$391,045
Accumulated amortization	(20,941)	(5,646)	(3,083)	(29,670)
Net amount	$271,691	$17,595	$72,089	$361,375

Included in Marketing are approximately $70 million of marketing-related intangible assets, which have indefinite lives.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

NOTE 9 — INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL REVENUES

Revenues, operating income and total assets, net for each of our segments are as follows (net of intercompany eliminations):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(In thousands)		(In thousands)
Revenues:
Aerospace & Defense	$459,801	$345,416	$1,251,724	$873,881
Products	78,257	69,608	234,007	203,664
Mobile Security	24,747	32,640	74,440	106,726
Total revenues	$562,805	$447,664	$1,560,171	$1,184,271
Operating income (loss):
Aerospace & Defense	$41,680	$57,395	$156,266	$154,687
Products (Note A)	9,313	(9,371)	34,736	11,601
Mobile Security	(1,176)	2,556	1,694	13,474
Corporate	(9,217)	(8,091)	(22,790)	(25,221)
Total operating income	$40,600	$42,489	$169,906	$154,541

Note A:	The Products Division operating income for the three and nine month periods ending September 30, 2006 and September 30, 2005 includes a pre-tax charge of $3 million and $19 million, respectively, for the cost of the Zylon® vest Supplemental Relief Program (‘‘ZVE’’) (see Note 16).

	September 30, 2006	December 31, 2005
	(In thousands)
Total assets:
Aerospace & Defense	$1,748,164	$546,141
Products	362,044	347,932
Mobile Security	88,126	87,866
Corporate	32,930	480,923
Total assets	$2,231,264	$1,462,862

Beginning in 2006, responsibility for Cyconics International Training Systems, Inc., (‘‘Cyconics’’) a subsidiary providing certain training services, was transferred from the Products segment to the Aerospace & Defense segment. During the three month period ended September 30, 2006, Cyconics was merged into Armor Holdings Aerospace & Defense Training Services, Inc. Accordingly, business segment information presented for the three and nine months ended September 30, 2005, has been reclassified to conform with the current period’s presentation.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

Financial information with respect to revenues based on the geographic location of the customer, and property and equipment, net, with respect to principal geographic areas, based on the actual location of the principal facility, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(In thousands)		(In thousands)
Revenues:
United States of America	$519,545	$402,584	$1,446,760	$1,046,309
North America (excluding the United States of America)	5,856	3,293	10,107	7,826
South America	5,628	5,704	15,990	16,031
Africa	3,743	3,579	9,440	13,579
Europe/Asia	28,033	32,504	77,874	100,526
Total revenues	$562,805	$447,664	$1,560,171	$1,184,271

	September 30, 2006	December 31, 2005
	(In thousands)
Total property and equipment, net:
North America	$145,170	$60,573
South America	1,246	1,419
Europe/Asia	23,864	17,937
Total property and equipment, net	$170,280	$79,929

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

NOTE 10 — EARNINGS PER SHARE

The following details the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(In thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$21,282	$26,483	$96,751	$94,927
Denominator for basic earnings per share – weighted average shares outstanding	35,512	34,714	35,427	34,453
Effect of shares issuable under stock option and stock grant plans, based on the treasury stock method	1,343	1,245	1,422	1,222
Effect of shares issuable under the net share settlement of the conversion option of our 2% Convertible Notes, based on the treasury method	96	—	96	—
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	36,951	35,959	36,945	35,675
Basic earnings per share	$0.60	$0.76	$2.73	$2.76
Diluted earnings per share	$0.58	$0.74	$2.62	$2.66

Our 2% Convertible Notes include net share settlement of the conversion option and cash settlement of the par amount of $345 million. As a result, this requires us to use the treasury stock method to calculate the dilutive effect of our 2% Convertible Notes. As a result, we included 96,221 shares in our diluted share count during the three and nine months ended September 30, 2006.

NOTE 11 — EMPLOYEE PENSION AND OTHER BENEFIT PLANS

On May 25, 2006, we acquired all of the outstanding stock of Stewart & Stevenson (See Note 2). Included in Stewart & Stevenson’s liabilities that we acquired was $31 million related to the following: (1) a frozen noncontributory defined benefit pension plan covering substantially all of Stewart & Stevenson’s full-time employees; (2) an unfunded defined benefit supplemental executive retirement plan covering certain highly compensated employees; and (3) an unfunded defined benefit postretirement medical benefit plan.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

The net periodic benefit cost (income) associated with our previously existing and recently acquired defined benefit pension plans and defined benefit postretirement medical plan consisted of the following components:

Pension Benefits

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(In thousands)		(In thousands)
Service cost	$392	$—	$1,082	$—
Interest cost	2,376	119	3,613	356
Expected return on assets	(2,234)	(135)	(3,219)	(404)
Prior service cost amortization	273	—	762	—
Net periodic benefit cost (income)	$807	$(16)	$2,238	$(48)

Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(In thousands)		(In thousands)
Interest cost	$32	$—	$43	$—
Net periodic benefit cost	$32	$—	$43	$—

We expect to contribute approximately $265,000 to our defined benefit plans in the fourth quarter of the year ended December 31, 2006.

NOTE 12 — STOCK BASED COMPENSATION

Preferred stock.    On July 16, 1996, our stockholders authorized a series of preferred stock with such rights, privileges and preferences as the Board of Directors shall from time to time determine. We have not issued any of this preferred stock.

Common stock.    On June 22, 2004, our stockholders approved an amendment to our Certificate of Incorporation, as amended, that increased the number of shares of our authorized capital stock to 80,000,000. Of this amount, 75,000,000 shares are common stock and 5,000,000 shares are preferred stock.

Treasury stock.    We had 6,060,222 shares in treasury as of September 30, 2006, and December 31, 2005.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payments’’ (‘‘FAS 123(R)’’), requiring us to recognize expense related to the fair value of our stock option awards. We recognize the cost of share-based awards on a straight-line basis over the vesting period of the award. Prior to January 1, 2006, we accounted for our stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’) and related interpretations, as permitted by Statement of Financial Accountant Standard No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’). Excluding modification to stock option agreements, no stock option-based employee compensation cost was recognized in the income statement, as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

We adopted the fair value recognition provisions of FAS 123(R), using the modified prospective transition method. Under this transition method, compensation cost recognized during the first nine months of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated. As a result of adopting

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

FAS 123(R) on January 1, 2006, our income before income taxes and net income for the three months ended September 30, 2006, was $299,000 and $183,000 lower, respectively, and for the nine months ended September 30, 2006, was $771,000 and $479,000 lower, respectively, than if we had continued to account for share-based compensation under ABP 25.

Prior to the adoption of FAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Beginning on January 1, 2006, we changed our cash flow presentation in accordance with FAS 123(R), which requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (windfall tax benefits) to be classified as financing cash flows.

We have estimated the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. The expected life of the options granted is management’s estimate and represents the period of time that options granted are expected to be outstanding. We currently do not pay dividends. Volatility is based on the historical volatility of our stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each option grant during the three and nine months ended September 30, 2006 and 2005, is estimated on the date of grant with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Expected life of option	—	5.0 yrs	4.8 yrs	5.1 yrs
Dividend yield	—	0%	0%	0%
Volatility	—	47.8%	44.7%	48.6%
Risk free interest rate	—	3.8%	4.7%	4.0%

There were no option grants during the three months ended September 30, 2006. The weighted average fair value of options granted during the three and nine months ended September 30, 2006 and 2005, are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(In thousands, except per share data)		(In thousands, except per share data)
Fair value of each option granted	—	$18.80	$24.13	$19.12
Total number of options granted	—	5	105	1,673
Total fair value of all options granted	—	$94	$2,534	$31,988

Outstanding options, consisting of incentive and non-qualified stock options, generally vest and become exercisable over a three to five year period from the date of grant. Other options granted are immediately vested, but are subject to lock-up provisions that disallow the recipient from selling the shares until the lock-up expires, which is generally staggered over a seven year period. The outstanding options generally expire seven or ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable seven or ten year period.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, to options granted under our stock option plans during the three and nine month periods ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over the vesting period and forfeitures are recognized as they occur. Our pro forma information follows for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands, except for per share amounts)	(In thousands, except for per share amounts)
Net income as reported	$26,483	$94,927
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(227)	(36,489)
Add: Employee compensation expense for modification of stock option awards included in reported net income, net of income taxes	—	118
Pro forma net income	$26,256	$58,556
Earnings per share:
Basic – as reported	$0.76	$2.76
Basic – pro forma	$0.76	$1.70
Diluted – as reported	$0.74	$2.66
Diluted – pro forma	$0.73	$1.64

Of the stock-based employee compensation expense for the nine months ended September 30, 2005, $15 million is related to accelerated vesting of certain existing stock options and $21 million is related to certain stock options issued in the nine months ended September 30, 2005.

A summary of the status of stock option grants outstanding as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,810,557	$31.51
Granted	105,000	$54.26
Exercised	(103,078)	$16.98
Forfeited	(22,200)	$33.29
Outstanding at September 30, 2006	3,790,279	$32.61	$93,701
Options exercisable at September 30, 2006	3,564,237	$31.89	$90,671

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

The following table summarizes information about stock options outstanding at September 30, 2006:

Exercise Price Range	Outstanding	Exercisable	Remaining Life In Years
$7.50 – $11.19	50,384	50,384	2.7
13.19 – 13.98	54,129	54,129	5.2
14.00 – 14.55	384,089	384,089	6.6
15.05 – 17.12	266,366	266,366	6.5
23.09 – 23.26	43,117	43,117	5.3
24.07 – 25.07	303,134	299,800	5.8
25.69 – 28.90	363,334	361,667	7.3
33.04 – 36.05	436,226	325,185	7.8
37.90 – 38.99	938,000	938,000	8.3
39.20 – 45.93	871,500	841,500	7.2
56.26 – 57.12	80,000	—	6.7
Total	3,790,279	3,564,237	7.2

Remaining non-exercisable options as of September 30, 2006, become exercisable as follows:

Remainder of 2006	10,308
2007	62,465
2008	55,799
2009	55,802
Thereafter	41,668

The fair value of nonvested shares is determined based on the market price of our shares on the grant date. A summary of the status of our nonvested shares as of September 30, 2006, and changes during the nine-month period ended September 30, 2006, is as follows:

	Shares	Fair Value
	(In thousands, except share data)
Nonvested at December 31, 2005	178,906	$2,415
Granted	105,000	2,534
Vested	(35,664)	(850)
Forfeited	(22,200)	(345)
Nonvested at September 30, 2006	226,042	$3,754

As of September 30, 2006, there was $4 million of unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted average period of 4.5 years.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Restricted stock and stock bonuses.    We granted the following restricted stock and stock bonuses during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(In thousands, except share data)		(In thousands, except share data)
Restricted stock and stock bonus shares granted	—	—	11,000	58,402
Weighted-average fair value per share at grant date	—	—	$57.04	$43.18
Compensation cost recognized	$163	$145	$401	$415

Other contingent shares.    Due to the anti-dilutive nature of some of the Company’s stock options, for the three and nine months ended September 30, 2006, 18,546 and 15,569, respectively, dilutive securities have been excluded from the calculation of the weighted average shares for diluted earnings per share. Certain of our executives are entitled to receive stock bonus awards of 53,500 shares of our common stock based on the performance of our Company’s common stock in 2006. In addition, certain of our executives are entitled to receive performance stock bonus awards of 450,000 shares of our common stock if at any time between January 1, 2005, and December 31, 2007, certain conditions are met as defined in their employment agreements. At the Compensation Committee of the Board of Director’s discretion, we are able to settle these performance stock bonus awards in cash.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, ‘‘Fair Value Measurements.’’ SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.’’ This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We do not expect that the implementation of SFAS No. 158 will have a material impact on our financial position and results of operations.

NOTE 14 — LEGAL PROCEEDINGS

On January 16, 1998, our former Services Division ceased operations in Angola and subsequently became involved in various disputes with SHRM S.A. (‘‘SHRM’’), its minority joint venture partner, relating to the Angolan joint venture known as Defense System International Africa (‘‘DSIA’’). Since March 1998, we have been and continue to be involved in various legal proceedings before French

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

courts with SHRM, which is part of the Compass Group, regarding damages from the circumstances under which DSIA ceased doing business in Angola due to the decree of the Angolan government expelling the employees of our former Services Division from Angola. A possible loss estimate related to this case cannot be reasonably made and no loss accrual has been recorded.

Kroll, Inc. Matters

O’Gara-Hess & Eisenhardt Armoring do Brasil Ltda. (‘‘OHE Brazil’’) was audited by the Brazilian federal tax authorities and the Company has been informed that they were assessed over 10 Million Reals (US $5 million based on the exchange rate as of September 30, 2006). In addition, in January 2004, OHE Brazil was audited and the Company has been informed that they were assessed over 20 Million Reals (US $9 million based on the exchange rate as of September 30, 2006) for activities that occurred prior to the Company’s acquisition of the O’Gara Companies in 2001. OHE Brazil has appealed both tax assessments and the cases are pending. To the extent that there may be any liability resulting from such assessments, we believe that we are entitled to indemnification from Kroll, Inc. for up to $8 million under the terms of our purchase agreement dated April 20, 2001, because the events in question with respect to up to $8 million of such assessments occurred prior to our purchase of the O'Gara Companies from Kroll, Inc. We do not believe the loss potential is probable and no loss accrual has been recorded.

In December 2001, O'Gara-Hess & Eisenhardt France S.A., which was acquired from Kroll, Inc. (‘‘OHE France’’) in August 2001, sold its industrial bodywork business operated under the name Labbe/Division de O'Gara Hess & Eisenhardt France/ Carrosserie Industrielle (‘‘Carrosserie’’) to SNC Labbe. Subsequent to the sale, the members of Labbe Family Estate (‘‘LFE’’), who are joint owners of the leasehold interest upon which the Carrosserie business is operated, sued OHE France and SNC Labbe claiming the transfer of the leasehold was not valid because they did not give their consent to the transfer as allegedly required under the terms of the lease. LFE members sought to have OHE France, as sole tenant, maintain and repair the leased building with an estimated cost of between US $4 and US $8 million, based on the exchange rate as of September 30, 2006. In a decision dated February 28, 2006, the French ‘‘Tribunal de Grande Instance’’ (Court of First Degree) of Saint-Brieuc decided that the transfer of the leasehold was not valid regarding LFE members, such that OHE France remained liable for the lease payments if the assignee defaulted, but rejected their claim concerning the maintaining and repairing of the leased building. The court also decided that SNC Labbe was to indemnify the Company for all condemnations pursuant to its decision, including judicial fees and costs. An appeal is still possible against such court’s decision and we are unable to predict the outcome of this matter and as such, no accrual has been made. In the meantime, actions have been undertaken in order to organize a new transfer of the leasehold in conformity with the applicable regulations. Such new transfer is currently pending and has not yet been completed. Although we do not have any insurance coverage for this matter, at this time, we do not believe this matter will have a material impact on our financial position, operations or liquidity.

Zylon®

In April, 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging that ballistic-resistant soft body armor (vests) containing Zylon®, manufactured and sold by American Body Armor(TM), Safariland® and PROTECH®, failed to meet the warranties provided with the vests. On November 5, 2004, the Jacksonville, Florida (Duval County) Circuit Court gave final approval to a settlement reached with the Southern States Police Benevolent Association (‘‘SSPBA’’) which provided that (i) purchasers of certain Zylon®-containing vest models could exchange their vests for other vests manufactured by Armor and, (ii) the Company would continue its internal used-vest testing program (VestCheck(TM)). The other class action suit filed by the National Association of Police Organizations, Inc. (‘‘NAPO’’), in Ft. Myers, Florida (Lee County), was voluntarily dismissed with prejudice on November 16, 2004.

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

We are also voluntarily cooperating with a request for documents and data received from the Department of Justice, which is reviewing the entire body armor industry’s use of Zylon®, and a subpoena served by the General Services Administration for information relating to Zylon®. On March 27, 2006, we entered into a tolling agreement with the Department of Justice to toll the statute of limitations until September 30, 2006, with regard to possible civil claims the United States could assert against the Company with respect to certain body armor products made by us which contain Zylon®. On September 26, 2006, we entered into an amendment to this tolling agreement with the Department of Justice that extends the period of the tolling agreement through January 31, 2007.

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

Actions involving the Stewart & Stevenson Acquisition

(i)    Oshkosh Truck Corporation v. Stewart & Stevenson Services, Inc., District Court of Harris County, Texas. On May 12, 2006, Oshkosh Truck Corporation (‘‘Oshkosh’’) filed a petition seeking to declare void and unenforceable certain ‘‘standstill’’ provisions contained in a confidentiality agreement between Oshkosh and Stewart & Stevenson, and to enjoin the merger of Stewart & Stevenson with the Company.  On or about July 25, 2006, Oshkosh and Stewart & Stevenson agreed, among other things, and subject to certain conditions, to nonsuit without prejudice their respective claims against each other pending in Texas state court.

(ii)    Marron v. Ream, et al., United States District Court for the Southern District of Texas. On April 11, 2006, this lawsuit was filed as a shareholder class action against former Stewart & Stevenson directors and Stewart & Stevenson as a nominal defendant, claiming, among other things, breach of fiduciary duty in connection with the Armor merger in failing to maximize shareholder value, favoring the Company in lieu of superior offers and failing to disclose material information or disclosing

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

materially false information in proxy materials relating to the Stewart & Stevenson shareholders meeting. We believe that this action is without merit and intend to vigorously defend the claims. The lawsuit was first filed in Texas state court and then removed to federal court. The Company intervened in the action and cross-claimed against Stewart & Stevenson for a declaratory judgment that Stewart & Stevenson cannot waive the prohibitions set forth in its confidentiality agreement with Oshkosh. Marron subsequently filed an amended complaint to restructure his claims as a shareholder derivative suit, but that pleading was dismissed without prejudice for failure to make the required demand on directors. Marron may re-file his complaint after the expiration of the waiting period specified by Article 5.14 of the Texas Business Corporation Act. The parties have agreed to suspend this requirement pending settlement discussions.

(iii)    Green Meadows Partners LLP v. Ream, et al., District Court of Harris County, Texas. On May 24, 2006, this shareholder class and derivative petition was filed against Stewart & Stevenson's former directors and Stewart & Stevenson as a nominal defendant, claiming, among other things, breach of fiduciary duty in connection with the Armor merger in failing to maximize shareholder value, favoring the Company in lieu of superior offers and failing to disclose material information or disclosing materially false information in proxy materials relating to the Stewart & Stevenson shareholders meeting (the ‘‘Petition’’). The Petition seeks an injunction and declaratory judgment challenging the proposed merger of Stewart & Stevenson with the Company, rescission of the acquisition agreement and a constructive trust upon any benefits received as a result of the acquisition. We believe that this action is without merit and intend to vigorously defend the claims. On July 31, 2006, Stewart & Stevenson filed its answer denying the material allegations of the Petition. Stewart & Stevenson has also filed a motion to abate the Petition on the ground, among others, that the plaintiff failed to comply with the demand prerequisites of Article 5.14 of the Texas Business Corporation Act, and because the Petition asks for relief in excess of that requested in plaintiff’s demand. The parties have agreed to suspend this requirement pending settlement discussions.

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

The following consolidating financial information presents the Condensed Consolidating Balance Sheets as of September 30, 2006 and December 31, 2005, and the related Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2006, and 2005 and the related Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2006, and 2005 for:

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

Armor Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets

	September 30, 2006
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Assets
Current assets:
Cash and cash equivalents	$5,821	$(18,475)	$20,769	$—	$8,115
Accounts receivable, net	—	207,662	32,678	—	240,340
Intercompany receivables	629,828	618,491	38,394	(1,286,713)	—
Inventories	—	342,805	43,839	(327)	386,317
Prepaid expenses and other current assets	2,669	76,224	4,682	—	83,575
Total current assets	638,318	1,226,707	140,362	(1,287,040)	718,347
Property and equipment, net	1,728	141,898	26,654	—	170,280
Goodwill, net	—	933,147	24,910	—	958,057
Patents, licenses and trademarks, net	—	327,111	34,264	—	361,375
Other assets	16,311	6,742	152	—	23,205
Investment in subsidiaries	2,053,281	239,168	47,233	(2,339,682)	—
Total assets	$2,709,638	$2,874,773	$273,575	$(3,626,722)	$2,231,264
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,250	$299	$258	$—	$1,807
Short-term debt	341,881	—	2,259	—	344,140
Accounts payable	104	119,641	11,783	—	131,528
Accrued expenses and other current liabilities	18,880	335,483	24,950	—	379,313
Income taxes payable	(16,159)	17,481	(92)	—	1,230
Intercompany payables	1,142,203	13,494	131,016	(1,286,713)	—
Total current liabilities	1,488,159	486,398	170,174	(1,286,713)	858,018
Long-term debt, less current portion	387,237	1,857	270	—	389,364
Other long-term liabilities	10,811	37,675	—	—	48,486
Deferred income taxes	6,279	106,572	5,393	—	118,244
Total liabilities	1,892,486	632,502	175,837	(1,286,713)	1,414,112
Stockholders’ equity:
Preferred stock	—	1,450	—	(1,450)	—
Common stock	416	99,004	8,164	(107,168)	416
Additional paid in capital	531,059	1,657,618	94,129	(1,751,747)	531,059
Retained earnings (accumulated deficit)	354,742	484,199	(4,555)	(479,644)	354,742
Accumulated other comprehensive income	3,252	—	—	—	3,252
Treasury stock	(72,317)	—	—	—	(72,317)
Total stockholders’ equity	817,152	2,242,271	97,738	(2,340,009)	817,152
Total liabilities and stockholders’ equity	$2,709,638	$2,874,773	$273,575	$(3,626,722)	$2,231,264

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

Armor Holdings Inc. and Subsidiaries
Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2006
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Revenues:
Aerospace & Defense	$—	$455,800	$11,061	$(7,060)	$459,801
Products	—	71,184	7,073	—	78,257
Mobile Security	—	4,893	22,155	(2,301)	24,747
Total revenues	—	531,877	40,289	(9,361)	562,805
Costs and expenses:
Cost of revenues	—	432,765	34,372	(9,066)	458,071
Selling, general and administrative expenses	8,944	36,460	8,044	—	53,448
Cost of exchange program/warranty revision	—	2,950	—	—	2,950
Amortization	—	6,447	909	—	7,356
Integration	85	339	(44)	—	380
Operating (loss) income	(9,029)	52,916	(2,992)	(295)	40,600
Interest expense (income), net	10,259	(331)	38	—	9,966
Other (income), net	—	(2,143)	(148)	—	(2,291)
Equity in earnings (loss) of subsidiaries	(33,189)	145	—	33,044	—
Income before (benefit) provision for income taxes	13,901	55,245	(2,882)	(33,339)	32,925
(Benefit) provision for income taxes	(7,381)	20,020	(996)	—	11,643
Net income (loss)	$21,282	$35,225	$(1,886)	$(33,339)	$21,282

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED) CONTINUED

Armor Holdings Inc. and Subsidiaries
Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2005
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Revenues:
Aerospace & Defense	$—	$340,548	$6,303	$(1,435)	$345,416
Products	—	62,643	6,965	—	69,608
Mobile Security	—	7,633	27,509	(2,502)	32,640
Total revenues	—	410,824	40,777	(3,937)	447,664
Costs and expenses:
Cost of revenues	—	319,550	32,625	(3,937)	348,238
Cost of exchange program/warranty revision	—	19,400	—	—	19,400
Selling, general and administrative expenses	8,082	22,590	4,051	—	34,723
Amortization	—	2,139	2	—	2,141
Integration	32	641	—	—	673
Operating (loss) income:	(8,114)	46,504	4,099	—	42,489
Interest expense (income), net	1,331	(142)	190	—	1,379
Other (income) expense, net	(1,255)	35	(150)	—	(1,370)
Equity in earnings of subsidiaries	(32,100)	(1,443)	—	33,543	—
Income before (benefit) provision for income taxes	23,910	48,054	4,059	(33,543)	42,480
(Benefit) provision for income taxes	(2,573)	17,022	1,548	—	15,997
Net income	$26,483	$31,032	$2,511	$(33,543)	$26,483

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings Inc. and Subsidiaries
Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2006
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Revenues:
Aerospace & Defense	$—	$1,235,084	$28,620	$(11,980)	$1,251,724
Products	—	216,962	17,045	—	234,007
Mobile Security	—	14,587	63,471	(3,618)	74,440
Total revenues	—	1,466,633	109,136	(15,598)	1,560,171
Costs and expenses:
Cost of revenues	—	1,162,568	90,875	(15,267)	1,238,176
Selling, general and administrative expenses	21,911	96,725	16,353	—	134,989
Cost of exchange program/warranty revision	—	2,950	—	—	2,950
Amortization	—	13,404	1,019	—	14,423
Integration	350	862	45	—	1,257
Other charges	—	—	(1,530)	—	(1,530)
Operating (loss) income	(22,261)	190,124	2,374	(331)	169,906
Interest expense (income), net	20,620	(989)	53	—	19,684
Other income, net	(710)	(2,209)	(308)	—	(3,227)
Equity in earnings of subsidiaries	(124,696)	(2,698)	—	127,394	—
Related party interest expense (income), net	16	(18)	2	—	—
Income before (benefit) provision for income taxes	82,509	196,038	2,627	(127,725)	153,449
(Benefit) provision for income taxes	(14,242)	69,591	1,349	—	56,698
Net income	$96,751	$126,447	$1,278	$(127,725)	$96,751

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings Inc. and Subsidiaries
Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2005
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Revenues:
Aerospace & Defense	$—	$865,691	$17,610	$(9,420)	$873,881
Products	—	181,266	22,398	—	203,664
Mobile Security	—	33,203	77,531	(4,008)	106,726
Total revenues	—	1,080,160	117,539	(13,428)	1,184,271
Costs and expenses:
Cost of revenues	—	817,897	93,264	(13,428)	897,733
Cost of exchange program/warranty revision	—	19,400	—	—	19,400
Selling, general and administrative expenses	24,791	68,216	11,066	—	104,073
Amortization	—	6,214	3	—	6,217
Integration	426	1,881	—	—	2,307
Related party management fees (income)	16	(18)	2	—	—
Operating (loss) income	(25,233)	166,570	13,204	—	154,541
Interest expense (income), net	5,018	(296)	416	—	5,138
Other (income), net	(3,157)	(120)	(63)	—	(3,340)
Equity in (earnings) of subsidiaries	(114,784)	(5,331)	—	120,115	—
Income before (benefit) provision for income taxes	87,690	172,317	12,851	(120,115)	152,743
(Benefit) provision for income taxes	(7,237)	60,123	4,930	—	57,816
Net income	$94,927	$112,194	$7,921	$(120,115)	$94,927

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flow

	Nine Months Ended September 30, 2006
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Cash flow from operating activities:
Net Income	$96,751	$126,447	$1,278	$(127,725)	$96,751
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,885	23,340	3,799	—	34,024
Loss (gain) on disposal of fixed assets	(1,234)	1,565	137	—	468
Gain on sale of land	(2,206)	—	—	—	(2,206)
Deferred income taxes	1,222	(10)	(810)	—	402
Fair value adjustment for put options	(710)	—	—	—	(710)
SERP expense	2,175	—	—	—	2,175
Equity in earnings of subsidiaries	(121,161)	(6,233)	—	127,394	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	—	42,272	(2,846)	—	39,426
Decrease (increase) in intercompany receivables and payables	130,123	(142,165)	12,042	—	—
Increase in inventories	—	(68,652)	(5,896)	331	(74,217)
(Increase) decrease in prepaid expenses and other assets	(749)	1,398	(27)	—	622
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	7,731	25,225	(7,188)	—	25,768
(Decrease) increase in income taxes payable	(10,899)	96	(1,837)	—	(12,640)
Net cash (used in) provided by operating activities	107,928	3,283	(1,348)	—	109,863
Cash flow from investing activities:
Purchase of property and equipment	(354)	(20,574)	(2,249)	—	(23,177)
Proceeds from sale of land	3,440	—	—	—	3,440
Purchase of patents and trademarks	—	(200)	(9)	—	(209)
Purchases of short-term investment securities	(538,310)	—	—	—	(538,310)
Proceeds from sales of short-term investment securities	538,310	—	—	—	538,310
Collection of note receivable	—	428	—	—	428
Purchase of equity securities	(57)	—	—	—	(57)
Additional consideration for purchase of businesses	(4,710)	—	—	—	(4,710)
Purchase of businesses, net of cash received	(762,338)	—	—	—	(762,338)
Net cash used in investing activities	(764,019)	(20,346)	(2,258)	—	(786,623)
Cash flow from financing activities:
Proceeds from exercise of stock options	1,728	—	—	—	1,728
Taxes paid for withheld shares on restricted stock Issuances	(430)	—	—	—	(430)
Windfall tax benefit of stock options	2,545	—	—	—	2,545
Cash paid for debt issue costs	(5,930)	(10)	—	—	(5,940)
Borrowings of long-term debt	100,000	—	—	—	100,000
Repayments of long-term debt	—	(25,385)	—	—	(25,385)
Borrowings of short term debt	—	140	(140)	—	—
Borrowings under lines of credit	647,275	—	2,682	—	649,957
Repayments under lines of credit	(507,237)	(36)	(2,866)	—	(510,139)
Net cash provided by (used in) financing activities	237,951	(25,291)	(324)	—	(212,336)
Effect of exchange rate on cash and cash equivalents	—	—	698	—	698
Net (decrease) increase in cash and cash equivalents	(418,140)	(42,354)	(3,232)	—	(463,726)
Cash and cash equivalents, beginning of period	423,961	23,879	24,001	—	471,841
Cash and cash equivalents, end of period	$5,821	$(18,475)	$20,769	$—	$8,115

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flow

	Nine Months Ended September 30, 2005
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Cash flow from operating activities:
Net Income	$94,927	$112,194	$7,921	$(120,115)	$94,927
Adjustments to reconcile income from continuing operations to cash provided by (used in) operating activities:
Depreciation and amortization	2,033	11,980	2,064	—	16,077
Loss on disposal of fixed assets	—	281	436	—	717
Deferred income taxes	4,116	(9,529)	51	—	(5,362)
Fair value gain for put options	(5,048)	—	—	—	(5,048)
Changes in operating assets & liabilities, net of acquisitions:
(Increase) in accounts receivable	—	(53,742)	(2,048)	—	(55,790)
Decrease (increase) in intercompany receivables & payables	64,553	(65,237)	684	—	—
(Increase) decrease in inventory	—	(21,771)	5,196	—	(16,575)
Decrease (increase) in prepaid expenses & other assets	689	12,986	(1,106)	—	12,569
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	9,971	16,654	(4,940)	—	21,685
(Decrease) increase in income taxes payable	(1,547)	681	(2,857)	—	(3,723)
Net cash provided by operating activities	169,694	4,497	5,401	(120,115)	59,477
Cash flow from investing activities:
Purchase of property and equipment	(1,937)	(7,869)	(1,249)	—	(11,055)
Purchase of patents and trademarks	—	(123)	—	—	(123)
Purchases of short-term investment securities	(658,100)		—	—	(658,100)
Proceeds from sales of short-term investment securities	302,300		—	—	302,300
Sale of put options	6,614		—	—	6,614
Investment in subsidiaries	(160,226)	40,111	—	120,115	—
Additional cash received from sale of business	—	300	—	—	300
Additional consideration for purchased businesses	(646)	(4,335)	—	—	(4,981)
Purchase of businesses net of cash acquired	(1,362)	(45,443)	—	—	(46,805)
Net cash used in investing activities	(513,357)	(17,359)	(1,249)	120,115	(411,850)
Cash flow from financing activities:
Proceeds from exercise of stock options	10,384	—	—	—	10,384
Taxes paid for withheld shares on restricted stock issuances	(5,796)	—	—	—	(5,796)
Repayments of long-term debt	—	(270)	(113)	—	(383)
Borrowings under lines of credit	6,973	—	6,033	—	13,006
Repayments under lines of credit	(6,973)	—	(5,896)	—	(12,869)
Net cash (used in) provided by financing activities	4,588	(270)	24	—	4,342
Effect of exchange rate on cash and cash equivalents	—	—	(2,032)	—	(2,032)
Net (decrease) increase in cash and cash equivalents	(339,075)	(13,132)	2,144	—	(350,063)
Cash and cash equivalents, beginning of period	388,727	21,173	11,309	—	421,209
Cash and cash equivalents, end of period	$49,652	$8,041	$13,453	$—	$71,146

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

NOTE 16 — VEST EXCHANGE PROGRAM/WARRANTY REVISION

As a result of our voluntary Zylon® vest Supplemental Relief (renamed ZVE) Program relating to our Zylon® — containing vests, we recorded a pre-tax charge of $20 million in the year ended December 31, 2005, which is net of the remaining $1 million liability from the Exchange Program previously announced in the third quarter of 2004. Since December 31, 2005, we have incurred $15 million of ZVE Program costs against the liability. We recorded an additional pre-tax charge of $3 million in the quarter ended September 30, 2006 for higher redemption rates on our existing Zylon® vest replacement program, and we have a remaining liability of $8 million at September 30, 2006. The liability has been classified in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet at September 30, 2006. As the charge has been based upon various estimates, differences in actual return rates and program costs could result in material adjustments to the recorded charge.

NOTE 17 — PUT OPTION TRANSACTIONS

We account for put option transactions on Company stock in accordance with Statement of Financial Accounting Standards No. 150, ‘‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,’’ (‘‘SFAS 150’’). SFAS 150 requires put options to be measured at fair value and recognized on the balance sheet as liabilities.

During the year ended December 31, 2005, we sold put options on Company stock in various private transactions covering 3.5 million shares of Company stock for $7 million in premiums. During the year ended December 31, 2005, put options covering 2.5 million shares expired unexercised. In February 2006, the remaining outstanding put options covering 1 million shares expired unexercised. Accordingly, we recognized $710,000 in other income, net, in the nine months ended September 30, 2006. In the three and nine months ended September 30, 2005, we recognized fair value gains of $1 million and $5 million recorded in other income, net, related to outstanding put options on Company stock. The fair values of the put options of Company stock are obtained from our counter-parties and represent the estimated amount we would have received or paid to terminate the put options, taking into account the consideration we received for the sale of the put options. We had no outstanding put options on Company stock remaining as of September 30, 2006.

NOTE 18 — INTEREST EXPENSE, NET

Interest expense, net is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(In thousands)
Interest expense	$10,726	$5,274	$29,341	$15,181
Interest income	(760)	(3,895)	(9,657)	(10,043)
Interest expense, net	$9,966	$1,379	$19,684	$5,138

NOTE 19 — SUBSEQUENT EVENT

On October 19, 2006, we announced the acquisition of Schroth Safety Products (‘‘Schroth’’) for $29 million paid in cash. Schroth is a supplier of advanced occupant retention and safety restraint systems for vehicle and aviation platforms serving military, commercial and professional racing markets. These systems are used in military tactical wheeled vehicles, or military and commercial rotary wing and fixed wing aviation platforms, and professional auto racing vehicles for both the NASCAR and Formula 1 racing circuits. Schroth will be integrated into the Armor Holdings Aerospace & Defense Group.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the results of operations and analysis of financial condition for the three and nine months ended September 30, 2006. The results of operations for purchase business combinations are included since their effective acquisition dates. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, included in our annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2005, except as follows:

Stock options and grants.    On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payments’’ (‘‘FAS 123(R)’’), requiring us to recognize expense related to the fair value of our stock option awards. We recognize the cost of share-based awards on a straight-line basis over the vesting period of the award. Prior to January 1, 2006, we accounted for our stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’). Excluding modification to stock option agreements, no stock option-based employee compensation cost was recognized in the income statement, as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

We adopted the fair value recognition provisions of FAS 123(R), using the modified prospective transition method. Under this transition method, compensation cost recognized during the first nine months of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated. As a result of adopting FAS 123(R) on January 1, 2006, our income before income taxes and net income for the three months ended September 30, 2006, was $299,000 and $183,000 lower, respectively, and for the nine months ended September 30, 2006, was $771,000 and $479,000 lower, respectively, than if we had continued to account for share-based compensation under ABP 25.

Prior to the adoption of FAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Beginning on January 1, 2006, we changed our cash flow presentation in accordance with FAS 123(R), which requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (windfall tax benefits) to be classified as financing cash flows.

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

interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each option grant during the three and nine months ended September 30, 2006 and 2005, is estimated on the date of grant with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Expected life of option	—	5.0 yrs	4.8 yrs	5.1 yrs
Dividend yield	—	0%	0%	0%
Volatility	—	47.8%	44.7%	48.6%
Risk free interest rate	—	3.8%	4.7%	4.0%

There were no option grants during the three months ended September 30, 2006. The weighted average fair value of options granted during the three and nine months ended September 30, 2006 and 2005, are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(In thousands, except per share data)		(In thousands, except per share data)
Fair value of each option granted	—	$18.80	$24.13	$19.12
Total number of options granted	—	5	105	1,673
Total fair value of all options granted	—	$94	$2,534	$31,988

Outstanding options, consisting of incentive and non-qualified stock options, generally vest and become exercisable over a three to five year period from the date of grant. Other options granted are immediately vested, but are subject to lock-up provisions that disallow the recipient from selling the shares until the lock-up expires, which is generally staggered over a seven year period. The outstanding options generally expire seven or ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable seven or ten year period.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, to options granted under our stock option plans during the three and nine month periods ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over the vesting period and forfeitures are recognized as they occur. Our pro forma information follows for the three and nine months ended September 30, 2005:

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands, except for per share amounts)	(In thousands, except for per share amounts)
Net income as reported	$26,483	$94,927
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(227)	(36,489)
Add: Employee compensation expense for modification of stock option awards included in reported net income, net of income taxes	—	118
Pro forma net income	$26,256	$58,556
Earnings per share:
Basic – as reported	$0.76	$2.76
Basic – pro forma	$0.76	$1.70
Diluted – as reported	$0.74	$2.66
Diluted – pro forma	$0.73	$1.64

Of the stock-based employee compensation expense for the nine months ended September 30, 2005, $15 million is related to accelerated vesting of certain existing stock options and $21 million is related to certain stock options issued in the nine months ended September 30, 2005.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, ‘‘Fair Value Measurements.’’ SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.’’ This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We do not expect that the implementation of SFAS No. 158 will have a material impact on our financial position and results of operations.

ACQUISITIONS IN 2006

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

On May 25, 2006, we completed the acquisition of Stewart & Stevenson for approximately $792 million in cash, excluding transaction costs and after deducting Stewart & Stevenson's net cash balance. Stewart & Stevenson designs and manufactures tactical wheeled vehicles (‘‘TWV’’) used by the U.S. and international militaries, and is one of the three major original equipment manufacturers (‘‘OEMs’’) of TWV sold to the U.S. military. Stewart & Stevenson is the sole manufacturer of the U.S. Army's Family of Medium Tactical Vehicles (‘‘FMTV’’), has delivered over 30,000 of these vehicles since 1991, and is currently under contract to produce the FMTV through September 2008. The U.S. Army's stated acquisition objective for the FMTV program is approximately 83,000 vehicles. In addition, Stewart & Stevenson has been selected as the only manufacturer for the U.S. Army's next generation technology demonstrator vehicle, referred to as the Maneuver Sustainment Variant, which is part of the Future Tactical Truck System. Stewart & Stevenson derived approximately 93% of its revenues of $726 million for the fiscal year ended January 31, 2006, from the production of FMTV trucks, trailers, vehicle cabs, spare parts, service and other components.

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

On July 10, 2006, we acquired 100% of the stock of Hiatt & Company, Ltd (‘‘Hiatts’’). Hiatts is a high end manufacturer of steel handcuffs, expandable friction lock batons, handcuff pouches and baton holders whose primary customers are military and law enforcement agencies in the U.K. and Europe.

These four acquisitions were accounted for as purchase business combinations, and accordingly, the results of operations were included in our financial statements from the acquisition date. The costs to acquire the stock of Projectina, ITS, and Hiatts were not considered material to our financial position. The costs to acquire all of the stock of Stewart & Stevenson have been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition as follows:

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Stewart & Stevenson
(In thousands)
Working capital, net of cash	$(88,599)
Property and equipment	76,371
Other long-term assets	5,295
Long-term debt	(25,227)
Other long-term liabilities	(33,172)
Deferred tax liability	(74,631)
Customer-related intangibles	230,393
Marketing-related intangibles	8,158
Goodwill	678,136
$776,724

The customer-related intangible assets relate to acquired customer relationships and are being amortized over an eleven year weighted-average useful life on a straight-line basis. The marketing-related intangible assets relate to acquired trade names and trademarks, which have an indefinite useful life. The allocations of the purchase prices to the assets acquired and liabilities assumed are preliminary and subject to change pending final valuation being performed by an independent valuation firm. The goodwill acquired in the acquisition of Stewart & Stevenson is not deductible for tax purposes.

Unaudited Pro forma Results.    Businesses acquired are included in consolidated results from the date of acquisition. Pro forma results of the 2006 acquisitions of Projectina, Hiatts and ITS, and the 2005 acquisitions of Optemize and Second Chance are not presented, as they would not differ by a material amount from actual results. The following unaudited pro forma consolidated results are presented to show the results on a pro forma basis as if the 2006 acquisition of Stewart & Stevenson had been made as of January 1, 2005:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(In thousands)
Revenues	$562,805	$609,485	$1,859,927	$1,681,988
Net income	$21,282	$23,216	$71,613	$95,137
Basic earnings per share	$0.60	$0.67	$2.02	$2.76
Diluted earnings per share	$0.58	$0.65	$1.94	$2.67

SUBSEQUENT ACQUISITION

On October 19, 2006, we announced the acquisition Schroth Safety Products (‘‘Schroth’’) for $29 million paid in cash. Schroth is a supplier of advanced occupant retention and safety restraint systems for vehicle and aviation platforms serving military, commercial and professional racing markets. These systems are used in military tactical wheeled vehicles, or military and commercial rotary wing and fixed wing aviation platforms, and professional auto racing vehicles for both the NASCAR and Formula 1 racing circuits. Schroth will be integrated into the Armor Holdings Aerospace & Defense Group.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005.

Net income.    Net income declined $5 million, or 20%, to $21 million in the three months ended September 30, 2006, compared to $26 million in the three months ended September 30, 2005.

Total revenues.    Total revenues increased $115 million, or 26%, to $563 million in the three months ended September 30, 2006, compared to $448 million in the three months ended September 30, 2005. For the three months ended September 30, 2006, total revenue decreased 10% internally, including period-over-period changes in acquired businesses and increased 0.2% due to foreign currency movements. Internal revenue growth represents period-over-period increases in revenue from businesses that were either owned or acquired by us during the periods presented. Our calculation of internal revenue growth takes into consideration pro-forma revenue for relevant periods of acquired entities in determining period-over-period growth.

Aerospace & Defense revenues.    Aerospace & Defense revenues increased $114 million, or 33%, to $460 million in the three months ended September 30, 2006, compared to $345 million in the three months ended September 30, 2005. Aerospace & Defense revenues decreased 11% internally, including period-over-period changes in acquired businesses, with no effect from foreign currency movements, and increased $154 million, or 45%, from the acquisition of Stewart & Stevenson in May 2006. Internal revenue decline was primarily due to the following factors:

(1)    During the three months ended September 30, 2006, revenue from add-on armor components for fielded vehicles including add-on armor kits for the light, medium and heavy tactical truck fleet decreased 76% compared to the three months ended September 30, 2005. Although we may receive additional add-on armor kit business in the future, the majority of armoring of fielded trucks has been completed. We believe, however, that the U.S. military’s tactical wheeled vehicle procurement strategy includes replacement or additional production of current type medium or heavy trucks and some of these vehicles are also planned to receive armor subsystems in the future.

(2)    Small arms protective insert (‘‘SAPI’’) plate volume decreased due to changing design specifications. Continued growth in the SAPI plate business is dependent upon the continued level of hostilities in the Middle East as well as the U.S. Government’s requirements for improved technology and performance of the SAPI plate. Future revenues may be constrained by our ability to procure certain raw materials necessary for the manufacture of the SAPI plate. See the risk factor ‘‘There are limited sources for some of our raw materials, which may significantly curtail our manufacturing operations’’ under Item 1A in Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

The previously mentioned revenue decreases in the third quarter were partially offset by the following factors:

(3)    We experienced strong demand for the Up-Armored High Mobility Multi-purpose Wheeled Vehicle (Up-Armored HMMWV, commonly known as the Humvee), as we shipped 2,694 Up-Armored HMMWVs (includes both M1114 and M1151/52 models) in the three months ended September 30, 2006, compared to 1,655 in the three months ended September 30, 2005, a 63% increase. The increase in HMMWV demand was partially offset by declining HMMWV spare parts revenues. There continues to be new orders under our current M1114 Up-Armored HMMWV contract and additional orders for the next-generation versions known as the M1151/52 Up-Armored HMMWVs. We believe the U.S. military’s plans include procurement of a replacement military light transport vehicle, which would include the Joint Light Tactical Vehicle

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

(‘‘JLTV’’) with current status being in the early development stage. While the U.S. military’s current acquisition strategies plan for possible production of new light and medium support vehicles beginning as early as 2008, there is no assurance as to when a replacement for the HMMWV may be selected, and furthermore, we believe that the HMMWV will continue for some time to be one of the primary transport vehicles in the U.S. military. In the event the HMMWV is replaced, based on U.S. military procurement plans, it is anticipated that vehicle armoring for a replacement vehicle would be provided to the vehicle OEM for inclusion in the manufacturing process as components to be integrated with the vehicle while additional armor components would be provided for attachment to the vehicle at a later time when warranted by threat conditions. We anticipate that procurements for the potential HMMWV replacement models would be competitive and could be awarded to multiple armor suppliers based on full and open competition. Although we anticipate continuation of developmental efforts and enhancement of manufacturing capabilities, at this time, there is no certainty of obtaining armoring contracts for any HMMWV replacement vehicles selected by the U.S. military, and if successful in competitive programs, we cannot determine the specific levels of effort likely under such military contracts.

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

See risk factor ‘‘A Replacement of the HMMWV in the U.S. military may affect our results of operations’’ under Item 1A in Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(4)    Outer tactical vest (‘‘OTV’’) units, helmet units and Modular Lightweight Load-Carrying Equipment (‘‘MOLLE’’) revenue increased due to a general increase in demand spurred by the continuing conflict in the Middle East.

(5)    During the three months ended September 30, 2006, we shipped 1,149 FMTV trucks. This compares with 549 FMTV trucks shipped by Stewart & Stevenson in the same period last year, as we continue to increase FMTV production to meet increased customer demand.

Products revenues.    Products revenues increased $9 million, or 12%, to $78 million in the three months ended September 30, 2006, compared to $70 million in the three months ended September 30, 2005. Foreign currency movements resulted in revenue growth of $351,000. For the three months ended September 30, 2006, Products revenue increased 6% internally, including period-over-period changes in acquired businesses and increased $5 million, or 7%, from the acquisition of the law enforcement business of Hiatts, Projectina and Second Chance, acquired in July 2006, April 2006 and July 2005, respectively. The primary driver for the internal growth was higher sales of domestic body armor driven by an expanded sales force.

Mobile Security revenues.    Mobile Security revenues decreased $8 million, or 24%, to $25 million in the three months ended September 30, 2006, compared to $33 million in the three months ended September 30, 2005. The revenue decline was partially offset by favorable foreign currency movement of $474,000. Commercial vehicle shipments decreased 7%, to 376 vehicles in the three months ended September 30, 2006, compared to 403 vehicles in the three months ended September 30, 2005. The Mobile Security’s internal revenue decline was primarily the result of the change in model year for the Suburban and the S-Class Mercedes, and delayed spending by the Department of State.

Cost of revenues.    Cost of revenues increased $110 million, or 32%, to $458 million for the three months ended September 30, 2006, compared to $348 million for the three months ended

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

September 30, 2005. As a percentage of total revenues, cost of revenues increased to 81.4% of total revenues for the three months ended September 30, 2006, from 77.8% for the three months ended September 30, 2005.

Gross margins in Aerospace & Defense were 15.2% for the three months ended September 30, 2006, compared to 19.5% for the three months ended September 30, 2005. This reduction was primarily due to the acquisition of Stewart & Stevenson, which operates at lower gross margins. Excluding the impact of the Stewart & Stevenson acquisition, gross margins improved in the three months ended September 30, 2006 versus the same period last year. This was primarily due to a decreased mix of lower-margin revenues from Medium Tactical Vehicle Replacement (‘‘MTVR’’) cabs which was concluded during the three months ended September 30, 2006.

Gross margins in Products were 39.9% for the three months ended September 30, 2006, compared to 36.2% for the three months ended September 30, 2005. Gross margin improvement reflects select selling price increases, continued expansion of lean manufacturing initiatives, increased utilization of our lower-cost manufacturing plants, and improved outsourcing of externally manufactured products.

Gross margins in Mobile Security were 14.6% in the three months ended September 30, 2006, compared to 20.7% for the three months ended September 30, 2005. The decrease in margins was primarily due to decreased overhead absorption caused by reduced production throughput, and also a less profitable sales mix.

Costs of exchange program/warranty revision.    As a result of our voluntary Zylon® Vest Exchange Program relating to our Zylon®-vests, we recorded a pre-tax charge of $3 million and $19 million in the three months ended September 30, 2006 and 2005, respectively. The $3 million charge incurred in the three months ended September 2006 resulted from higher redemption rate estimates on our existing Zylon® vest replacement program. The $19 million charge incurred in the three months ended September 2005 includes estimated exchange program costs and inventory write-offs. This liability has been classified in accrued expenses and other current liabilities on the condensed consolidated balance sheet. As a result of our warranty revision and product exchange program relating to our Zylon®-containing vests, we recorded a pre-tax charge of $5 million in the three months ended September 30, 2004, and includes all the legal costs associated with the class action lawsuits settled in 2004. The warranty revision and product exchange program has been superseded by the vest exchange program.

In April, 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging that ballistic-resistant soft body armor (vests) containing Zylon®, manufactured and sold by American Body Armor(TM), Safariland® and PROTECH®, failed to meet the warranties provided with the vests. On November 5, 2004, the Jacksonville, Florida (Duval County) Circuit Court gave final approval to a settlement reached with the Southern States Police Benevolent Association (‘‘SSPBA’’) which provided that (i) purchasers of certain Zylon®-containing vest models could exchange their vests for other vests manufactured by Armor and, (ii) the Company would continue its internal used-vest testing program (VestCheck(TM)). The other class action suit filed by the National Association of Police Organizations, Inc. (‘‘NAPO’’), in Ft. Myers, Florida (Lee County), was voluntarily dismissed with prejudice on November 16, 2004.

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

immediately established a Supplemental Relief (renamed the Zylon® Vest Exchange (‘‘ZVE’’)) Program that provides either a cash or voucher option to those who purchased any Zylon®-containing vests from us through August 29, 2005. The ZVE Program, with the consent of the SSPBA, was given final approval by the Jacksonville, Florida Court on October 27, 2005. (See also Note 16 to our condensed consolidated financial statements included herein for information regarding the estimated cost of the ZVE program.)

We are also voluntarily cooperating with a request for documents and data received from the Department of Justice, which is reviewing the entire body armor industry’s use of Zylon®, and a subpoena served by the General Services Administration for information relating to Zylon®. On March 27, 2006, we entered into a tolling agreement with the Department of Justice to toll the statute of limitations until September 30, 2006, with regard to possible civil claims the United States could assert against the Company with respect to certain body armor products made by us which contain Zylon®. On September 26, 2006, we entered into an amendment to this tolling agreement with the Department of Justice that extends the period of the tolling agreement through January 31, 2007.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $19 million, or 54%, to $53 million (9.5% of total revenues) for the three months ended September 30, 2006, compared to $35 million (7.8% of total revenues) for the three months ended September 30, 2005. The increase was primarily due to: (1) the acquisitions of Stewart & Stevenson, Second Chance and Projectina, which added $11 million; (2) increased selling and marketing expenses; (3) increased research and development expense and (4) increased legal related expenses.

Aerospace & Defense selling, general and administrative expenses increased $13 million, or 156%, to $22 million (4.7% of Aerospace & Defense revenues) for the three months ended September 30, 2006, compared to $8 million (2.4% of Aerospace & Defense revenues) for the three months ended September 30, 2005. The increase in selling, general and administrative expenses was due primarily to the acquisition of Stewart and Stevenson, increased research and development expense, increased legal related expenses, and other administrative expenses as a result of the increased size of the business. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to the addition of Stewart & Stevenson, which currently operates at a higher expense level as a percentage of revenues than our legacy business as well as increased spending on research and development. We expect Stewart & Stevenson’s operating expenses as a percentage of sales to decrease over the next 12 months as we eliminate overhead associated with Stewart & Stevenson’s legacy businesses, which have been sold or discontinued, and the old public company infrastructure.

Products selling, general and administrative expenses increased $4 million, or 28%, to $18 million (23.0% of Products revenues) for the three months ended September 30, 2006, compared to $14 million (20.2% of Products revenues) for the three months ended September 30, 2005. This increase reflects the impact of acquisitions which amounted to $2 million, and our decisions earlier this year to expand our sales force and increase our investment in sales training and marketing.

Mobile Security selling, general and administrative expenses increased $1 million, or 14%, to $5 million (19.3% of Mobile Security revenues) for the three months ended September 30, 2006, compared to $4 million (12.8% of Mobile Security revenues) for the three months ended September 30, 2005. The increase in selling, general and administrative expense was primarily due to increased investment in research and development and expansion of our sales force. The increase in selling, general and administrative expenses as a percentage of revenues was due to the items listed above and the decrease in revenues.

Corporate general and administrative expenses increased $1 million, or 13%, to $9 million (1.6% of total revenues) for the three months ended September 30, 2006, compared to $8 million (1.8% of

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

total revenues) for the three months ended September 30, 2005. This increase in general and administrative expenses is primarily associated with an expanding and more complex business, as well as $300,000 of stock option expense associated with our current-year adoption of FAS 123(R).

Amortization.    Amortization expense increased $5 million, or 244%, to $7 million for the three months ended September 30, 2006, compared to $2 million for the three months ended September 30, 2005, primarily due to the acquisitions of Stewart & Stevenson in May 2006, Projectina in April 2006, and Second Chance in July 2005. Amortization expense is related to patents and trademarks with finite lives, and acquired amortizable intangible assets that meet the criteria for recognition as an asset apart from goodwill under SFAS 141.

Integration.    Integration decreased $293,000, or 44%, to $380,000 for the three months ended September 30, 2006, compared to $673,000 for the three months ended September 30, 2005. Included in integration in the third quarter of 2006 were charges for the integration of ITS, Projectina and Stewart & Stevenson and costs related to accounting, legal and other due diligence costs related to acquisitions that were not consummated. Included in integration in the third quarter of 2005 were charges primarily for Specialty Defense and Bianchi, which were acquired in the fourth quarter of 2004, and Second Chance, which was acquired in July 2005.

Operating income.    Operating income decreased $2 million, or 4%, to $41 million for the three months ended September 30, 2006, compared to $42 million in the three months ended September 30, 2005, due to the factors discussed above.

Interest expense, net.    Interest expense, net, increased $9 million, or 623%, to $10 million for the three months ended September 30, 2006, compared to $1.4 million for the three months ended September 30, 2005. This increase is primarily due to: (1) additional borrowings under our new credit facility for the acquisition of Stewart and Stevenson, (2) the use of the majority of our investment balances to acquire Stewart & Stevenson, and (3) the increase in interest expense on our variable rate debt as a result of the increase in the six-month LIBOR. On September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate on the 8.25% Notes for a variable rate of six-month LIBOR (5.36% at September 30, 2006, and 4.23% at September 30, 2005), set in arrears, plus a spread of 2.735% to 2.75%.

Other income, net.    Other income, net, increased $1 million, or 67%, to $2 million for the three months ended September 30, 2006, compared to $1 million for the three months ended September 30, 2005. Other income, net, for the three months ended September 30, 2006, relates primarily to the gain on disposal of a parcel of land. Other income, net, for the three months ended September 30, 2005, relates primarily to an increase in the fair market value of our previously announced put option contracts, net of a non-operating asset write-off.

Income before provision for income taxes.    Income before provision for income taxes decreased $10 million, or 23%, to $33 million for the three months ended September 30, 2006, compared to $42 million for the three months ended September 30, 2005, due to the reasons discussed above.

Provision for income taxes.    Provision for income taxes was $12 million for the three months ended September 30, 2006, compared to $16 million for the three months ended September 30, 2005. The effective tax rate was 35.4% for the three months ended September 30, 2006, compared to 37.7% for the three months ended September 30, 2005. The decreased tax rate relates primarily to the benefit associated with the reduction in the capital loss carryforward valuation allowance related to the gain on the sale of land in the three month period ended September 30, 2006.

Net income.    Net income decreased $5 million, or 20%, to $21 million in the three months ended September 30, 2006, compared to $26 million in the three months ended in September 30, 2005, due to the factors discussed above.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2006, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005.

Net income.    Net income increased $2 million, or 2%, to $97 million in the nine months ended September 30, 2006, compared to $95 million in the nine months ended September 30, 2005.

Total revenues.    Total revenues increased $376 million, or 32%, to $1,560 million in the nine months ended September 30, 2006, compared to $1,184 million in the nine months ended September 30, 2005. For the nine months ended September 30, 2006, total revenue increased 10% internally, including period-over-period changes in acquired businesses, 22% from acquisitions, with no effect from foreign currency movements. Internal revenue growth represents period-over-period increases in revenue from businesses that were either owned or acquired by us during the periods presented. Our calculation of internal revenue growth takes into consideration pro-forma revenue for relevant periods of acquired entities in determining period-over-period growth.

Aerospace & Defense revenues.    Aerospace & Defense revenues increased $378 million, or 43%, to $1,252 million in the nine months ended September 30, 2006, compared to $874 million in the nine months ended September 30, 2005. Aerospace & Defense revenues increased 16% internally, including period-over-period changes in acquired businesses and increased $240 million, or 28%, from the acquisition of Stewart & Stevenson in May 2006. Internal growth was primarily due to the following factors:

(1)    We experienced strong demand for the Up-Armored HMMWV, including spare part revenues, as we shipped 7,693 Up-Armored HMMWVs (includes both M1114 and M1151/52 models) in the nine months ended September 30, 2006, compared to 4,822 in the nine months ended September 30, 2005, a 60% increase. There continues to be new orders under our current M1114 Up-Armored HMMWV contract and additional orders for the next-generation versions known as the M1151/52 Up-Armored HMMWVs. We believe the U.S. military’s plans include procurement of a replacement military light transport vehicle which would include the JLTV, with current status being in the early development stage. While the U.S. Military’s current acquisition strategies plan for possible production of new light and medium support vehicles beginning as early as 2008, there is no assurance as to when a replacement for the HMMWV may be selected, and furthermore, we believe that the HMMWV will continue for some time to be one of the primary transport vehicles in the U.S. military. In the event the HMMWV is replaced, based on U.S. military procurement plans, it is anticipated that vehicle armoring for a replacement vehicle would be provided to the vehicle OEM for inclusion in the manufacturing process as components to be integrated with the vehicle while additional armor components would be provided for attachment to the vehicle at a later time when warranted by threat conditions. We anticipate that procurements for the potential HMMWV replacement models would be competitive and could be awarded to multiple armor suppliers based on full and open competition. Although we anticipate continuation of developmental efforts and enhancement of manufacturing capabilities, at this time, there is no certainty of obtaining armoring contracts for any HMMWV replacement vehicles selected by the U.S. military, and if successful in competitive programs, we cannot determine the specific levels of effort likely under such military contracts.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

See risk factor ‘‘A Replacement of the HMMWV in the U.S. military may affect our results of operations’’ under Item 1A in Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(2)    During the nine months ended September 30, 2006, we shipped 1,715 FMTV trucks subsequent to the May 25, 2006, Stewart & Stevenson closing date. This compares with 791 FMTV trucks shipped by Stewart & Stevenson in the same period last year as we continue to increase production to meet customer demand.

(3)    SAPI plate volume increased as a result of: (1) increasing requirements by the U.S. military, (2) the ability of our industrial base to increase production capacity, (3) our ability to qualify additional sources of supply and (4) partially offset by changing design specifications.

Continued growth in the SAPI plate business is dependent upon the continued level of hostilities in the Middle East as well as the U.S. Government’s requirements for improved technology and performance of the SAPI plate. Future revenues may be constrained by our ability to procure certain raw materials necessary for the manufacture of the SAPI plate. See the risk factor ‘‘There are Limited Sources for Some of Our raw materials, which may significantly curtail our manufacturing operations’’ under Item 1A in Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(4)    OTV units, helmet units, and MOLLE revenue increased due to a general increase in demand spurred by the continuing conflict in the Middle East.

The previously mentioned revenue increases were partially offset by:

(5)    During the nine months ended September 30, 2006, revenue from add-on armor components for fielded vehicles including add-on armor kits for the light, medium and heavy tactical truck fleet decreased 50%, compared to the nine months ended September 30, 2005. Although we may receive additional add-on armor kit business in the future, the majority of armoring of fielded trucks has been completed. We believe, however, that the U.S. Military’s tactical wheeled vehicle procurement strategy includes replacement or additional production of current type medium or heavy trucks and these vehicles are also planned to receive armor subsystems in the future.

Products revenues.    Products revenues increased $30 million, or 15%, to $234 million in the nine months ended September 30, 2006, compared to $204 million in the nine months ended September 30, 2005. For the nine months ended September 30, 2006, Products revenue increased 4% internally, including period-over-period changes in acquired businesses and increased $23 million, or 11%, from the acquisition of the law enforcement business of Second Chance, acquired in July 2005, Projectina, acquired in April 2006, and Hiatts, acquired in July 2006. Internal growth was primarily driven by strong domestic sales of body armor resulting primarily from our investment in an expanded sales force. Also, contributing to the internal growth were strong sales within our automotive and forensics’ product lines. This overall growth was offset in part by declining international sales of body armor into Iraq and the decline of gas masks sales as we made the transition to a new supplier of these products.

Mobile Security revenues.    Mobile Security revenues decreased $32 million, or 30%, to $74 million in the nine months ended September 30, 2006, compared to $107 million in the nine months ended September 30, 2005. Commercial vehicle shipments decreased 14%, to 1,073 vehicles in the nine months ended September 30, 2006, compared to 1,250 vehicles in the nine months ended September 30, 2005. The Mobile Security’s internal revenue decline was primarily the result of the change in model year for the Suburban and the S-Class Mercedes and delayed spending by the Department of State and the Iraqi government.

Cost of revenues.    Cost of revenues increased $340 million, or 38%, to $1,238 million for the nine months ended September 30, 2006, compared to $898 million for the nine months ended

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

September 30, 2005. As a percentage of total revenues, cost of revenues increased to 79.4% of total revenues for the nine months ended September 30, 2006, from 75.8% for the nine months ended September 30, 2005.

Gross margins in Aerospace & Defense were 17.1% for the nine months ended September 30, 2006, compared to 21.2% for the nine months ended September 30, 2005. This reduction was primarily due to the acquisition of Stewart & Stevenson, which operates at lower gross margins.

Gross margins in Products were 39.7% for the nine months ended September 30, 2006, compared to 37.4% for the nine months ended September 30, 2005. Gross margin improvement reflects select selling price increases, continued expansion of lean manufacturing initiatives, increased utilization of our lower-cost manufacturing plants, and improved outsourcing of externally manufactured products.

Gross margins in Mobile Security were 19.5% in the nine months ended September 30, 2006, compared to 23.4% for the nine months ended September 30, 2005. The decrease in margins was primarily due to decreased overhead absorption caused by reduced production throughput and also a less profitable sales mix.

Costs of exchange program/warranty revision.    As a result of our voluntary Zylon® Vest Exchange Program relating to our Zylon®-vests, we recorded a pre-tax charge of $3 million and $19 million in the nine months ended September 30, 2006 and 2005, respectively. The $3 million charge incurred in the nine months ended September 2006 resulted from higher redemption rate estimates on our existing Zylon® vest replacement program. The $19 million charge incurred in the nine months ended September 2005 includes estimated exchange program costs and inventory write-offs. This liability has been classified in accrued expenses and other current liabilities on the condensed consolidated balance sheet. As a result of our warranty revision and product exchange program relating to our Zylon®-containing vests, we recorded a pre-tax charge of $5 million in the three months ended September 30, 2004, and includes all the legal costs associated with the class action lawsuits settled in 2004. The warranty revision and product exchange program has been superseded by the vest exchange program.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $30 million, or 30%, to $135 million (8.7% of total revenues) for the nine months ended September 30, 2006, compared to $104 million (8.8% of total revenues) for the nine months ended September 30, 2005. The increase was primarily due to: (1) the acquisitions of Stewart & Stevenson, Second Chance Body Armor and Projectina, which added $19 million; (2) increased selling and marketing expenses; (3) increased research and development expense; and (4) an increase in legal related expense.

Aerospace & Defense selling, general and administrative expenses increased $20 million, or 78%, to $46 million (3.7% of Aerospace & Defense revenues) for the nine months ended September 30, 2006, compared to $26 million (3.0% of Aerospace & Defense revenues) for the nine months ended September 30, 2005. The increase in selling, general and administrative expenses was due primarily to the acquisition of Stewart and Stevenson, increased research and development expense, an increase in legal related expenses, and other administrative expenses as a result of the increased size of the business. We expect Stewart & Stevenson’s operating expenses as a percentage of sales to decrease over the next 12 months as we eliminate overhead associated with Stewart & Stevenson’s legacy businesses, which have been sold or discontinued and the old public company infrastructure.

Products selling, general and administrative expenses increased $10 million, or 24%, to $52 million (22.3% of Products revenues) for the nine months ended September 30, 2006, compared to $42 million (20.6% of Products revenues) for the nine months ended September 30, 2005. This increase reflects the impact of acquisitions, which amounted to $5 million, and our decisions earlier this year to expand our sales force and increase our investment in sales training and marketing.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Mobile Security selling, general and administrative expenses increased $3 million, or 25%, to $14 million (19.2% of Mobile Security revenues) for the nine months ended September 30, 2006, compared to $11 million (10.8% of Mobile Security revenues) for the nine months ended September 30, 2005. The increase in selling, general and administrative expense was primarily due to increased selling and marketing programs launched globally with the introduction of the new brand, Centigon. The increase in selling, general and administrative expenses as a percentage of revenues was due to the items listed above and the decrease in revenues.

Corporate general and administrative expenses decreased $2 million, or 10%, to $22 million (1.4% of total revenues) for the nine months ended September 30, 2006, compared to $25 million (2.1% of total revenues) for the nine months ended September 30, 2005. This decrease in general and administrative expenses is primarily associated with reduced bonus provisions; partially offset with increased expenses associated with operating an expanding and more complex business, the adoption of FAS 123(R) (expensing of stock options) and SERP plan.

Amortization.    Amortization expense increased $8 million, or 132%, to $14 million for the nine months ended September 30, 2006, compared to $6 million for the nine months ended September 30, 2005, primarily due to the acquisition of Stewart and Stevenson in May 2006, Projectina in April 2006 Hiatts , in July 2006 and Second Chance in July 2005. Amortization expense is related to patents and trademarks with finite lives, and acquired amortizable intangible assets that meet the criteria for recognition as an asset apart from goodwill under SFAS 141.

Integration.    Integration decreased $1 million, or 46%, to $1 million for the nine months ended September 30, 2006, compared to $2 million for the nine months ended September 30, 2005. Included in integration in the first nine months of 2006 were charges for the integration of Projectina, which was acquired April 2006, Second Chance, which was acquired in the third quarter of 2005, Stewart & Stevenson, which was acquired in May 2006, Hiatts, which was acquired July 2006, and costs related to accounting, legal and other due diligence costs related to acquisitions that were not consummated. Included in integration in the first nine months of 2005 were charges primarily for Specialty Defense and Bianchi, which were acquired in the fourth quarter of 2004.

Other charges.    Other charges (credits) for the nine months ended September 30, 2006 included ($2 million) for a reversal of a previously recorded expense accrual relating to an export fine that we recently settled for an inconsequential amount.

Operating income.    Operating income increased $15 million, or 10%, to $170 million for the nine months ended September 30, 2006, compared to $155 million in the nine months ended September 30, 2005, due to the factors discussed above.

Interest expense, net.    Interest expense, net, increased $15 million, or 283%, to $20 million for the nine months ended September 30, 2006, compared to $5 million for the nine months ended September 30, 2005. This increase is primarily due to: (1) additional borrowings under our new credit facility for the acquisition of Stewart and Stevenson, (2) the use of the majority of our investment balances to acquire Stewart & Stevenson, (3) the write-off of $5 million of loan costs related to our convertible debenture, and (4) the increase in interest expense on our variable rate debt as a result of the increase in the six-month LIBOR. In the three months ended March 31, 2006, the average of the closing prices of our common stock on each of the last ten trading days of the quarter exceeded our conversion price of $54.01, effectively accelerating the first put date to the first quarter of 2006. During the nine months ended September 30, 2006, we wrote off $5 million of previously capitalized loan costs on our 2% Convertible Notes. On September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate on the 8.25% Notes for a variable rate of six-month LIBOR (5.36% at September 30, 2006, and 4.23% at September 30, 2005), set in arrears, plus a spread of 2.735% to 2.75%.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Other income, net.    Other income, net, decreased $100,000, or 3%, to $3 million for the nine months ended September 30, 2006, compared to $3 million for the nine months ended September 30, 2005. Other income, net for the nine months ended September 30, 2006, relates primarily to a gain on sale of land and the expiration of our unexercised 1 million previously announced put option contracts on Company stock and dividends received on our equity based securities. Other income, net, for the nine months ended September 30, 2005, relates primarily to an increase in the fair market value of our previously announced put option contracts, net of a non-operating asset write-off.

Income before provision for income taxes.    Income before provision for income taxes increased $1 million, or 1%, to $153 million for the nine months ended September 30, 2006, compared to $153 million for the nine months ended September 30, 2005, due to the reasons discussed above.

Provision for income taxes.    Provision for income taxes was $57 million for the nine months ended September 30, 2006, compared to $58 million for the nine months ended September 30, 2005. The effective tax rate was 36.9% for the nine months ended September 30, 2006, compared to 37.9% for the nine months ended September 30, 2005. The decreased tax rate relates primarily to the benefit associated with the reduction in the capital loss carryforward valuation allowance related to the gain on the sale of land and the reversal of a previously non-deductible accrual in the three month period ended June 30, 2006.

Net income.    Net income increased $2 million, or 2%, to $97 million in the nine months ended September 30, 2006, compared to $95 million in the nine months ended in September 30, 2005, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On June 20, 2006, we announced our proposed $400 million Senior Subordinated Notes offering. Due to volatile market conditions surrounding the June 28, 2006 Federal Open Market Committee meeting, a spike in the ten year treasury and widening spreads, we chose not to complete the transaction that was offered to us. However, we are currently monitoring the interest rate environment for the appropriate opportunity. On June 20, 2006, Standard & Poor’s affirmed their BB corporate rating and revised the outlook to positive from stable. On June 22, 2006, Moody’s affirmed their Ba3 corporate rating and classified the outlook as stable. Standard and Poor’s and Moody’s assigned a B+/B1 rating, respectively, to our potential $400 million Senior Subordinated Notes offering.

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

The Credit Facility establishes a commitment to the Company to provide up to $825 million in the aggregate of loans and other financial accommodations consisting of (i) a five year senior secured revolving credit facility in an aggregate principal amount of up to $425 million (the ‘‘Revolving Facility’’), (ii) a five year senior secured term loan in an aggregate principal amount of $100 million (the ‘‘Term Loan’’), and (iii) a thirty day senior secured interim term loan in aggregate principal amount of $300 million (the ‘‘Interim Term Loan’’). The Revolving Facility, Term Loan and Interim Term Loan make up the ‘‘Senior Secured Facilities’’. The Revolving Facility includes a sublimit of up to an aggregate amount of $75 million in letters of credit and a sublimit of up to an aggregate of $20 million in swing line loans. As of September 30, 2006, we had $285 million in availability under our credit facility excluding $20 million in outstanding letters of credit.

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

In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time depending upon market conditions and other factors, of up to an additional 4.4 million shares. On March 25, 2005, our Board of Directors increased our existing stock repurchase program to enable us to repurchase, from time to time depending upon market conditions and other factors, up to an additional 3.5 million shares of its outstanding common stock. Through October 26, 2006, we repurchased 3.8 million shares of our common stock under the stock repurchase program at an average price of $12.49 per share, leaving us with the ability to repurchase up to an additional 7.3 million shares of our common stock. We did not repurchase any shares in the third quarter of fiscal 2006 or fiscal 2005. Repurchases may be made in the open market, in privately negotiated transactions utilizing various hedging mechanisms including, among others, the sale to third parties of put options on our common stock, or otherwise. At September 30, 2006, we had 35.5 million shares of common stock outstanding.

During fiscal 2005, we sold put options in various private transactions covering 3.5 million shares of Company stock for $7 million in premiums. During fiscal 2005, put options covering 2.5 million shares of Company stock expired unexercised leaving outstanding put options covering 1 million shares outstanding (2.8% of outstanding shares at December 31, 2005) at a weighted average strike price of $40.00 per share. In February 2006, the remaining outstanding put options covering 1 million shares expired unexercised. Accordingly, we recognized $710,000 in other income, net, in the nine months ended September 30, 2006. In the three and nine months ended September 30, 2005, we recognized fair value gains of $1 million and $5 million recorded in other income, net, related to outstanding put options on Company stock. The fair values of the put options of Company stock are obtained from our counter-parties and represent the estimated amount we would have received or paid to terminate the put options, taking into account the consideration we received for the sale of the put options. We had no outstanding put options on Company stock remaining as of September 30, 2006.

We expect to continue our policy of repurchasing our common stock from time to time, subject to the restrictions contained in our senior credit facility; the indenture governing the 8.25% Notes, the

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

indenture governing the Convertible Notes and applicable law. Our senior secured credit facility permits us to repurchase shares of our common stock with no limitation if, on a pro forma basis (as such term is defined in the senior secured credit facility) after giving effect to a repurchase, (i) our total leverage ratio (as such term is defined in the senior secured credit facility) is not more than 4.25 to 1.0, (ii) our senior leverage ratio (as such term is defined in the senior secured credit facility) is no more than 3.00 to 1.0 and (iii) no default or event of default exists or would exist under the senior secured credit facility after giving effect to such repurchase. As of September 30, 2006 such ratios were 2.90, and 1.05 respectively. Our existing indentures governing the 8.25% Notes and the 2% Convertible Notes also permit us to repurchase shares of our common stock, subject to certain limitations, as long as we satisfy the conditions to such repurchase contained therein.

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

On October 29, 2004, we completed the placement of the 2% Convertible Notes, due November 2024. On November 5, 2004, Goldman, Sachs & Co. exercised its option to purchase an additional $45 million principal amount of the 2% Convertible Notes. The 2% Convertible Notes provide the holders with a seven year put option and are guaranteed by most of our domestic subsidiaries on a senior subordinated basis. The 2% Convertible Notes were initially rated B1/B+ by Moody’s Investors’ Service and Standard & Poor’s Rating Services, respectively. The 2% Convertible Notes provide for interest at a rate of 2.00% per year, payable on November 1 and May 1 of each year beginning on May 1, 2005, and ending on November 1, 2011. The 2% Convertible Notes provide for accretion of the principal amount beginning on November 1, 2011, at a rate that provides holders with an aggregate annual yield to maturity of 2.00%, as defined in the agreement. The 2% Convertible Notes provide for interest during any six-month period beginning November 1, 2011, of 15 basis points paid in cash if the average trading price of the notes is above certain levels. The 2% Convertible Notes are convertible, at the bond holder’s option at any time, initially at a conversion rate of 18.5151 shares of our common stock per $1,000 principal amount of notes, which is the equivalent conversion price of approximately $54.01 per share, subject to adjustment. Upon conversion, we are obligated to satisfy our conversion obligation with respect to the accreted principal amount of the notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock. The conversion rate is subject to adjustment, without duplication, upon the occurrence of any of the following events: (1) stock dividends in common stock, (2) issuance of rights and warrants, (3) stock splits and combinations, (4) distribution of indebtedness, securities or assets, (5) cash distributions, (6) tender or exchange offers, and (7) repurchases of common stock. In accordance with U.S. GAAP, the 2% Convertible Notes are classified as short term debt as they can be converted at any time prior to maturity. We used a portion of the proceeds of the offering to fund the acquisition of Second Chance in July 2005, and for general corporate and working capital purposes, including the funding of capital expenditures. Funds that are not immediately used are invested in money market funds and other investment grade securities until needed.

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

On September 2, 2003, we entered into interest rate swap agreements, which have been designated as fair value hedges as defined under SFAS 133 with a notional amount totaling $150 million. The agreements were entered into to exchange the fixed interest rate on our 8.25% Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth day of February and August. The agreements are subject to other terms and conditions common to transactions of this type. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. For the three months ended September 30, 2006, the fair value for interest swaps changed in value by $1 million. At December 31, 2005, there was a $1 million asset included in other assets, which, as a result of the change in fair value, is a $201,000 hedge asset at September 30, 2006. The agreements are deemed to be a perfectly effective fair value hedge, and, therefore, qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

As of September 30, 2006, we were in compliance with all of our negative and affirmative covenants contained in the Credit Facility and the indentures governing the 8.25% and the 2% Convertible Notes.

Working capital was ($164) million and $387 million as of September 30, 2006, and December 31, 2005, respectively. The decrease in working capital is a function of the reduction in cash from the purchase of Stewart & Stevenson and the increase in accrued liabilities from unearned revenue at Stewart & Stevenson. In addition, the short-term classification of our $344 million in Convertible Notes due November 1, 2024 in accordance with U.S. GAAP, reduces our working capital.

Net cash provided by operating activities was $110 million for the nine months ended September 30, 2006, compared to $59 million for the nine months ended September 30, 2005. Net cash provided by operating activities increased as a result of a reduction in uses of working capital. Net cash used in investing activities was $787 million for the nine months ended September 30, 2006, compared to $412 million for the nine months ended September 30, 2005. The increase was primarily due to the acquisition of Stewart & Stevenson and increased capital expenditures to support the revenue growth in the Aerospace & Defense Group. Net cash provided by financing activities was $212 million for the nine months ended September 30, 2006, compared to $4 million for the nine months ended September 30, 2005. The increase in the nine months ended September 30, 2006, was primarily due to increased borrowings under our new Senior Credit facility. We repaid net $110 million on our revolving line of credit during the three months ended September 30, 2006.

Our capital expenditures for the nine months ended September 30, 2006, were $23 million. Such expenditures included additional manufacturing, office space, manufacturing machinery and equipment, leasehold improvements, information technology and communications infrastructure equipment. Our fiscal 2006 capital expenditures are expected to be approximately $30 to $34 million.

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

MARKET RATE RISK

The following discussion about our market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security price risk as a result of the sale of put options on our Company stock.

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

On September 2, 2003, we entered into interest rate swap agreements in which we effectively exchanged the $150 million fixed rate 8.25% interest on the senior subordinated notes for variable rates in the notional amount of $80 million, $50 million, and $20 million at six-month LIBOR, set in arrears, plus 2.75%, 2.75%, and 2.735%, respectively. The agreements involve receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The variable interest rates are fixed semi-annually on the fifteenth day of February and August each year through maturity. The six-month LIBOR rate was 5.39% on October 17, 2006. The maturity dates of the interest rate swap agreements match those of the underlying debt. Our objective for entering into these interest rate swaps was to reduce our exposure to changes in the fair value of senior subordinated notes and to obtain variable rate financing at an attractive cost. Changes in the six-month LIBOR would affect our earnings either positively or negatively. An assumed 100 basis point increase in the six-month LIBOR would increase our interest obligations under the interest rate swaps and Senior Credit facility by approximately $2 million and $2 million, respectively, for a twelve month period.

In accordance with SFAS 133, we designated the interest rate swap agreements as perfectly effective fair value hedges and, accordingly, use the short-cut method of evaluating effectiveness. As permitted by the short-cut method, the change in fair value of the interest rate swaps will be reflected in earnings and an equivalent amount will be reflected as a change in the carrying value of the swaps, with an offset to earnings. There is no ineffectiveness to be recorded. At December 31, 2005, there was a $1 million asset included in other assets, which, as a result of the change in fair value, is a $201,000 hedge asset at September 30, 2006.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Zylon®

In April, 2004, two class action lawsuits were filed against us in Florida state court by police organizations and individual police officers, alleging that ballistic-resistant soft body armor (vests) containing Zylon®, manufactured and sold by American Body Armor(TM), Safariland® and PROTECH®, failed to meet the warranties provided with the vests. On November 5, 2004, the Jacksonville, Florida (Duval County) Circuit Court gave final approval to a settlement reached with the Southern States Police Benevolent Association (‘‘SSPBA’’) which provided that (i) purchasers of certain Zylon®-containing vest models could exchange their vests for other vests manufactured by Armor and, (ii) the Company would continue its internal used-vest testing program (VestCheck(TM)). The other class action suit filed by the National Association of Police Organizations, Inc. (‘‘NAPO’’), in Ft. Myers, Florida (Lee County), was voluntarily dismissed with prejudice on November 16, 2004.

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

We are also voluntarily cooperating with a request for documents and data received from the Department of Justice, which is reviewing the entire body armor industry’s use of Zylon®, and a subpoena served by the General Services Administration for information relating to Zylon®. On March 27, 2006, we entered into a tolling agreement with the Department of Justice to toll the statute of limitations until September 30, 2006, with regard to possible civil claims the United States could assert against the Company with respect to certain body armor products made by us which contain Zylon®. On September 26, 2006, we entered into an amendment to this tolling agreement with the Department of Justice that extends the period of the tolling agreement through January 31, 2007.

STEWART & STEVENSON MATTERS

The matters listed below relate to Stewart & Stevenson, which was acquired by the Company on May 25, 2006.

Klickitat Litigation

Stewart & Stevenson and several of its subsidiaries in the Distributed Energy Solutions business were defendants in a suit filed by the Klickitat County Public Utility District No. 1 (‘‘KPUD’’) on December 11, 2003, arising out of claims relating to a landfill gas power generation facility in Roosevelt, Washington (the ‘‘Project’’), Cause No. CY-03-3175-LRS ; Klickitat County Public Utility District No. 1 v. Stewart & Stevenson Services, Inc., Stewart & Stevenson Power, Inc., Sierra Detroit Diesel Allison, Inc., Pamco International, Inc. and Waukesha Engine Dresser, Inc .; in the U.S. District Court for the Eastern District of Washington. On June 14, 2006, Stewart & Stevenson and KPUD entered into a confidential settlement agreement, the terms of which had no material impact on our results of operations, financial condition or cash flow. Pursuant to that agreement, the Court entered a formal dismissal of the claims against Stewart & Stevenson on July 19, 2006.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1.    LEGAL PROCEEDINGS — CONTINUED

Actions involving the Stewart & Stevenson Acquisition

(i)    Oshkosh Truck Corporation v. Stewart & Stevenson Services, Inc., District Court of Harris County, Texas.    On May 12, 2006, Oshkosh Truck Corporation (‘‘Oshkosh’’) filed a petition seeking to declare void and unenforceable certain ‘‘standstill’’ provisions contained in a confidentiality agreement between Oshkosh and Stewart & Stevenson, and to enjoin the merger of Stewart & Stevenson with the Company.  On or about July 25, 2006, Oshkosh and Stewart & Stevenson agreed, among other things, and subject to certain conditions, to nonsuit without prejudice their respective claims against each other pending in Texas state court.

(ii)    Marron v. Ream, et al., United States District Court for the Southern District of Texas.    On April 11, 2006, this lawsuit was filed as a shareholder class action against former Stewart & Stevenson directors and Stewart & Stevenson as a nominal defendant, claiming, among other things, breach of fiduciary duty in connection with the Armor merger in failing to maximize shareholder value, favoring the Company in lieu of superior offers and failing to disclose material information or disclosing materially false information in proxy materials relating to the Stewart & Stevenson shareholders meeting. We believe that this action is without merit and intend to vigorously defend the claims. The lawsuit was first filed in Texas state court and then removed to federal court. The Company intervened in the action and cross-claimed against Stewart & Stevenson for a declaratory judgment that Stewart & Stevenson cannot waive the prohibitions set forth in its confidentiality agreement with Oshkosh. Marron subsequently filed an amended complaint to restructure his claims as a shareholder derivative suit, but that pleading was dismissed without prejudice for failure to make the required demand on directors. Marron may re-file his complaint after the expiration of the waiting period specified by Article 5.14 of the Texas Business Corporation Act. The parties have agreed to suspend this requirement pending settlement discussions.

(iii)    Green Meadows Partners LLP v. Ream, et al., District Court of Harris County, Texas.    On May 24, 2006, this shareholder class and derivative petition was filed against Stewart & Stevenson's former directors and Stewart & Stevenson as a nominal defendant, claiming, among other things, breach of fiduciary duty in connection with the Armor merger in failing to maximize shareholder value, favoring the Company in lieu of superior offers and failing to disclose material information or disclosing materially false information in proxy materials relating to the Stewart & Stevenson shareholders meeting (the ‘‘Petition’’). The Petition seeks an injunction and declaratory judgment challenging the proposed merger of Stewart & Stevenson with the Company, rescission of the acquisition agreement and a constructive trust upon any benefits received as a result of the acquisition. We believe that this action is without merit and intend to vigorously defend the claims. On July 31, 2006, Stewart & Stevenson filed its answer denying the material allegations of the Petition. Stewart & Stevenson has also filed a motion to abate the Petition on the ground, among others, that the plaintiff failed to comply with the demand prerequisites of Article 5.14 of the Texas Business Corporation Act, and because the Petition asks for relief in excess of that requested in plaintiff’s demand. The parties have agreed to suspend this requirement pending settlement discussions.

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
Dated: October 30, 2006

/s/ Glenn J. Heiar

Glenn J. Heiar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: October 30, 2006

Exhibit Index

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