Form 10-K
period 2006-12-31
ARMOR HOLDINGS INC
filed 2007-02-26
CIK 845752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(904) 741-5400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:    Common Stock, $0.01 par value
Name of each exchange on which registered:    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes No

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding year (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sale price of the Common Stock on the New York Stock Exchange on such date) was $1,946,112,608.

The number of shares of the Registrant’s Common Stock outstanding as of February 26, 2007 was 35,549,228.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our Annual Meeting of Stockholders to be held on June 19, 2007, are incorporated by reference into Part III hereof. We intend to file our Proxy Statement no later than 120 days after the end of our fiscal year ended December 31, 2006.

TABLE OF CONTENTS AND CROSS REFERENCE SHEET

PART I

FORWARD LOOKING STATEMENTS

We believe that it is important to communicate our expectations to our investors. Accordingly, this report contains discussion of events or results that have not yet occurred or been realized. You can identify this type of discussion, which is often termed ‘‘forward-looking statements’’, by such words and phrases as ‘‘expects’’, ‘‘anticipates’’, ‘‘intends’’, ‘‘plans’’, ‘‘believes’’, ‘‘estimates’’ and ‘‘could be’’. Execution of acquisition or divestiture strategies, expansion of product lines and increases in distribution networks or product sales are examples of issues whose future success may be difficult to predict. You should read forward-looking statements carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other expectations of future performance. The actions of current and potential new competitors, customer demands for our products, availability of supplies and raw materials, changes in technology, seasonality, business cycles and new regulatory requirements are examples of factors that impact greatly upon strategies and expectations and are outside our direct control. There may be events in the future that we are not able to accurately predict or to control. Any cautionary language in this report, and the risk factors set forth in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we express in our forward-looking statements.

ITEM 1.	DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

We are one of three major original equipment manufacturers (‘‘OEM’’) of tactical wheeled vehicles (‘‘TWV’’) and a leading diversified manufacturer of vehicle armoring systems and life safety and survivability products for the military, law enforcement and commercial markets. We are a prime aerospace and defense contractor on a number of key U.S. military programs, and we also provide a broad portfolio of branded security products. Our customers include domestic and international militaries, law enforcement, security and corrections personnel, government agencies, multinational corporations and individuals. In May 2006, we acquired Stewart & Stevenson Services, Inc. (‘‘Stewart & Stevenson’’), which positions us as the OEM of the Family of Medium Tactical Vehicles (‘‘FMTV’’) for the U.S. military. The acquisition of Stewart & Stevenson also adds over $1.7 billion to our total backlog of $2.6 billion as of December 31, 2006, which enhances our future sales visibility. Our business consists of three principal segments: our Aerospace & Defense Group, our Products Group and our Mobile Security Division.

Aerospace & Defense Group. The most significant operations within the Aerospace & Defense Group are the manufacturing of FMTV and the armoring of a variety of light, medium and heavy TWV for the military. For example, we design, develop and manufacture ballistic and blast protection armoring systems for a variety of military ground vehicles, including such programs as the ‘‘Up-Armored’’ High Mobility Multi-purpose Wheeled Vehicle (‘‘HMMWV,’’ commonly known as the Humvee) and the Armored Security Vehicle (‘‘ASV’’). The Aerospace & Defense Group also supplies life safety and survivability systems to the U.S. military and major aerospace and defense prime contractors. Our core markets are land, marine and aviation safety and military personnel protection.

The Aerospace & Defense Group develops and supplies personnel equipment, including Small Arms Protective Inserts (‘‘SAPI’’) and other engineered ceramic body armor, helmets, shields and other similar protective and duty equipment. Our products include, among others, Modular Lightweight Load-Carrying Equipment (‘‘MOLLE’’) systems, Outer Tactical Vests (‘‘OTVs’’) and Advanced Combat Helmets (‘‘ACH’’). We are currently the largest supplier of MOLLE systems for the U.S. Army, which is a modular rucksack that can be configured in a number of ways depending on the needs of the military mission. We also manufacture OTVs which, when used with SAPI plates, provide enhanced protection against bullets, mines, grenades and mortar and artillery shells. SAPI plates have been adopted by the U.S. military as a key element of the protective equipment worn by U.S. troops.

The Aerospace & Defense Group also develops and sells military rotary and fixed-wing aircraft seating systems, helicopter cockpit airbag systems, aircraft armor kits, emergency bailout parachutes and survival equipment worn by military aircrew. The primary customers for these products are the U.S. Army, U.S. Navy, U.S. Marine Corps, Boeing and Sikorsky Aircraft and other major U.S. aircraft manufacturers.

Products Group.    Our Products Group manufactures and sells a broad range of high-quality equipment marketed under brand names that are known in the military and law enforcement communities. Products manufactured by this group include concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, handcuffs, emergency lighting products, forensic products, firearms accessories, weapon maintenance products, foldable ladders, backpacks and specialty gloves.

Mobile Security Division.    Our Mobile Security Division, operating under the brand name
CENTIGON(TM), manufactures, services, and integrates certified armoring systems into commercial vehicles that are designed to protect against varying degrees of ballistic and blast threats on a global basis. We armor a variety of programs that are available commercially, including custom limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles. Our customers in this business include U.S. federal law enforcement, intelligence and diplomatic agencies, foreign heads of state, multinational corporations, as well as high net worth individuals and cash-in-transit operators.

INDUSTRY OVERVIEW

Military and private sector demand for TWV, armored vehicles and personnel safety products is primarily driven by equipment replacement and modernization trends, military activity and post-conflict instability, as well as terrorism and crime-fighting initiatives. Trends in each of these areas have led to a broad upturn in demand for our life safety and survivability systems and products in both the military and private sectors, at home and abroad.

Tactical Wheeled Vehicle Market.    The U.S. military operates a fleet of approximately 245,000 TWV, which is comprised of approximately 130,000 HMMWVs, 88,000 FMTV (TWV) and 27,000 heavy TWV. With the fleet ageing and being subjected to extraordinary abuse in conflict zones, the U.S. military has undertaken a vehicle replacement and modernization plan that is expected to drive total expenditures to $30.0 billion. In addition to the long-term demand generated by the modernization program, near-term TWV demand will continue to be driven by high replacement rates in conflict zones, where vehicles average lives are reduced from 15-20 years to two years.

Vehicle Armor Market.    Recent conflicts, military actions, and protracted involvement in peacekeeping missions around the globe have increased the demand for rapidly deployable and highly mobile armored vehicles. The U.S. Army has announced commitment to a Long Term Armor Strategy that is expected to install an armor ‘‘A-Kit’’ on all future TWV. The ‘‘A-Kit’’ provides hard-to-install armor in the manufacturing line at OEMs and a ‘‘B-Kit’’ that can be stored and easily installed on vehicles when needed. In March 2005 the U.S. Army published a Tactical Wheeled Vehicle Strategy that identifies a requirement between fiscal year 2006 and fiscal year 2011 for 40,760 light TWV, 31,443 medium TWV, and 6,981 heavy TWV. While no assurance can be given that these requirements will not change or that we will succeed in attracting orders of a meaningful portion of these vehicles, we believe our Aerospace & Defense Group will continue to maintain its position as a major supplier of ballistic and blast protection armoring systems due to our investments in research & development, our reputation as a leading armor provider, and our relationship with our customers. Foreign governments and militaries are also investing in armored vehicle technology, including the Up-Armored HMMWV, and other armored vehicle alternatives. Iraqi Freedom Funds are being used to purchase Up-Armored HMMWVs to protect the Iraqi Army from the same threats facing U.S. forces. We believe the need to protect military forces, government officials, private organizations, and private individuals will increase the requirement for lightly armored commercial vehicles in many countries facing high levels of crime, terrorism and violence around the world.

Aviation Safety Market.    The aviation life safety and survivability systems market is comprised of three distinct market segments: crash safety, ballistic survivability, and personnel safety equipment.

Historically, the primary market for crash safety has been in military helicopters, driven by the military’s interest in protecting both aviators and troops under severe conditions. Over the past several years, interest in crash safety in the commercial marketplace has grown both due to changes in government regulations and customer interest in safety as a differentiator in aircraft operational capabilities. Products falling into the area influencing survivability include crashworthy seats, airbags, landing gear, fuel systems, and structures. Demand for these products on the military side has begun to increase reflecting the U.S. military’s need to upgrade aircraft such as the U.S. Army’s UH-60M Black Hawk, U.S. Navy’s MH-60 Seahawk, and the U.S. Marine Corps UH-1Y and AH-1Z programs. The replacement of helicopters that have been damaged or destroyed in combat operations is also supporting near term opportunities. Long-term continued growth potential is indicated by programs just starting or in development such as the U.S. Army’s Armed Reconnaissance Helicopter, the U.S. Army’s Light Utility Helicopter, and the U.S. Air Force’s Combat Search and Rescue helicopter. The ballistic survivability market is both for military helicopters and fixed wing transport aircraft. Many front line aircraft have some basic armor protection. We believe there is a growing interest in new protective solutions that can offer more complete ballistic protection within the limited available weight on an aircraft. Foreign markets for crash safety and ballistic survivability products are similar in size to the U.S. market, although the types of aircraft and customer base are more fragmented. The personnel safety market for aviators and passengers of aircraft include equipment such as body armor, uniforms and helmets, survival vests and survival equipment, inflatable life preservers, parachutes, and emergency oxygen. The market is experiencing some growth as new ensembles incorporating lessons learned from combat are introduced and replacement equipment is increased due to the increased pace of operations.

Military Personnel Body Armor Market.    The type and extent to which U.S. forces are being provided protective body armor is changing. In 1998, the U.S. Army and U.S. Marines adopted a new body armor ensemble called Interceptor. This ensemble is made up of a soft armor vest for fragmentation protection (using similar materials and design concepts as the law enforcement vests) and hard, ceramic body armor plates, known as SAPI, inserted into the soft vest to provide rifle protection over vital organs. The concept was deployed in a combat zone in Afghanistan with success measured in the reduction of life-threatening chest wounds. During the invasion of Iraq, many front line U.S. forces were equipped with the Interceptor system. The use of the Interceptor system was extended to cover all deployed troops in the combat zone by order of the Secretary of the Army in mid-2003. Procurement actions by the U.S. Army and U.S. Marines are underway to outfit all active, Reserve and National Guard troops that could be deployed around the world. The market is substantial and is straining the capacity of the industry to support the need. In 2000, the U.S. Special Forces developed a new combat helmet called the Modular Integrated Communications Helmet which took advantage of new technologies. Today the U.S. Army has adopted a variant of this helmet design called the ACH as its standard and is planning to equip all soldiers with the helmet by the end of 2008. The need for personnel protection has received media attention which we believe will continue to gain Congressional interest. We believe efforts to increase individual protection with the introduction of side SAPI plates in late 2006 will increase the total SAPI requirement. We believe our Aerospace & Defense Group is one of a small number of contractors qualified to produce large volumes of the highest level protection SAPI for the U.S. military.

Law Enforcement Security Products Market.    According to the most recent data available from the Department of Justice, direct expenditures for police protection services in the United States grew at a compound annual growth rate of 6.9% from 1982 through 2004, to a total of $88.9 billion in 2004. We currently believe that this growth rate will continue, as will the growth in the number of police officers and other first responders in the United States.

Many institutions within the government and private sector have redefined their strategies to protect against, respond to, and combat terrorism. The Bush Administration’s fiscal 2008 budget request included $34.6 billion for homeland security spending. While it is impossible to quantify the effects that spending by the U.S. government on homeland security will have on our businesses, we expect to benefit to the extent that this spending is allocated to increase the number of law enforcement personnel, and to purchase security equipment and consumables used in equipping and training these personnel.

INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL REVENUES

For information concerning our business segments and geographical revenues, please refer to Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 to our Consolidated Financial Statements included elsewhere in this report.

BUSINESS STRENGTHS

We believe that the following strengths are critical to our success as a leading provider of specialized security products, training and support services, human safety and survival systems and vehicle armor systems.

Significant Backlog and Long-Term Relationships with Government and Military Customers.    As of December 31, 2006, including the acquisition of Stewart & Stevenson, our Aerospace & Defense Group had a backlog of $2.5 billion through 2008, of which the orders for FMTV represent approximately $1.7 billion. Our backlog is with customers from whom we derive the majority of our revenues, including the U.S. government. We believe we have developed strong relationships with our customers as evidenced by our over 25-year relationship with the U.S. military. We believe that our reputation and long-standing relationships with our customers help us to drive revenues and cash flow.

Manufacturer on Key Military Programs.    Through Stewart & Stevenson, we are the sole manufacturer of the U.S. Army’s FMTV. We also developed the proprietary technology and are a provider of the armoring system for the M1151/52 Up-Armored HMMWV. As key supplier and manufacturer on key U.S. military programs, we have developed extensive technological expertise in platform development and design and fabrication of ballistic and blast protection armoring systems. We believe we can continue to leverage our technological expertise and our leading market positions to capitalize on the evolving TWV and related armoring needs of the U.S. military.

Extensive Portfolio of Armor Kits for Military Trucks.    The two major developers and manufacturers of mine blast and ballistic protection kits for military trucks over the last 10 years have been O’Gara-Hess & Eisenhardt and Simula. With these two organizations integrated into our Aerospace & Defense Group, we are able to provide a comprehensive portfolio of kit designs for light, medium and heavy trucks for the U.S. military and foreign militaries and to integrate these capabilities into our OEM TWV manufacturing. We are also able to provide the capability of armor technologies, from basic steel armors to sophisticated ceramic/composite armor systems.

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

Load Carrying Equipment.    Our Specialty Defense brand was the first producer of the U.S. Army’s MOLLE and continues to be the largest supplier of MOLLE’s to the U.S. Government. Our association with the MOLLE program resulted in the government granting us the sole license of the MOLLE technology for commercial application. We have leveraged the MOLLE technology to develop backpacks, chest harnesses, and accessories for military, tactical, and law enforcement markets.

Body Armor. We manufacture body armor for the military and law enforcement communities. We believe our evolving product lines and technology insertion has positioned us as one of the two primary suppliers of high end hard body armor plates in the market. The SAPI plates that we manufacture are in extremely high demand and are the primary body armor plates being procured by the U.S. Army and U.S. Marine Corps and some special police units to augment the soft vest to provide rifle protection. We also manufacture the ACH for the U.S. Army and U.S. Special Forces. Within our family of companies also resides industry-leading technology for the design and manufacture of soft body armor to protect against handgun threats and, in some cases, other threats encountered in the line of duty. By virtue of the volume of soft armor produced by us, we have developed supply relationships with ballistic fiber and material suppliers that we believe enable us to manage our costs and obtain proprietary materials.

Branded Security Products.    We manufacture a broad range of high-quality security products that are marketed under brand names that are well-established with our customers, including the U.S. military and law enforcement agencies. Our extensive distribution network has allowed us to grow revenues from our branded security products through new product introductions and enhancements as well as cross-selling opportunities.

Diversified Product Portfolio.    Through our three business segments, we have assembled a diversified product portfolio to meet the varied security needs of our customers. Our expertise in life safety and survivability systems has allowed us to maintain our leading market positions on a number of key programs for the U.S. military. Our product portfolio encompasses ballistic and blast protected ground vehicles, armored crashworthy seats on a variety of helicopter programs and a number of protective products for soldiers and law enforcement personnel worldwide. We believe that our diversified product portfolio provides us with a stable base of revenues and cash flow.

Extensive Distribution Network.    Our Products Group markets and delivers products through an extensive network of approximately 270 domestic distributors and 200 international agents, and through a sales force of approximately 50 representatives and specialists. The Aerospace & Defense Group, in conjunction with the Products Group and the Mobile Security Division, leverages this marketing network to increase exposure for its products. Where practical, we attempt to extend integrated solutions to our customers where we can meet all of their personal survivability requirements. We believe that our distribution networks of security products provide a foundation for our continued growth, expansion and ability to promptly and expeditiously service our customers’ needs. We believe the diversity of the markets we serve and the strength of our distribution relationships reduce our dependence on any particular product, market or customer.

Vehicle-Armoring Systems.    We have been a leader in the vehicle-armoring systems market for over 60 years. Serving clients in some 80 countries on five continents, from U.S. President Truman in the 1940s, to a current list of over 60 heads-of-state and countless corporate leaders. We offer a wide selection of protected vehicles, ranging from handgun protection against random street violence, all the way to protection against assault rifle ammunitions and blast protection. Our product range includes armored passenger vehicles, cash-in-transit vehicles and special purpose vehicles. We are a pioneer in developing ballistics performance standards, which are supported by independent tests performed by certified laboratories, and maintain the world’s largest commercial ballistics database. We have three state-of-the-art ballistic glass manufacturing facilities, located in the U.S. and Latin America. Ballistic glass manufactured at these facilities meets stringent standards for esthetic quality and ballistic performance.

Strong Cash Flow Generation.    By focusing on our core competencies, which include our ability to manufacture and distribute TWV, vehicle ballistic and blast protection armoring systems, high-quality security products, and life safety and survivability systems and our ability to integrate acquisitions, we have been able to grow the business substantially, both internally and through acquisitions. This growth has resulted in strong cash flow generation as evidenced by $139 million of cash flow from operations in 2006. We intend to continue to focus on growing our cash flow by capitalizing on the benefits of the Stewart & Stevenson acquisition and managing expenses and capital expenditures. However, we are forecasting a significant increase in our capital spending during 2007 to take advantage of growth opportunities in 2008 and beyond. During 2007, we anticipate investing $100 to $120 million of capital in several areas of our business.

Experienced Management Team with Proven Track Record of Successfully Integrating Acquisitions.    Our management team brings extensive knowledge of our customers and a proven ability to effectively manage and integrate our operations. The core of our management team has worked together for more than five years, and has been further augmented through additions in engineering and research and development to provide the capability to develop a range of new products. Since 1996, we have completed 31 acquisitions. Over that time period, our management has established a proven track record of integrating acquisitions into our business, including Stewart & Stevenson in 2006, Second Chance in 2005, Specialty Defense and Bianchi in 2004, Simula in 2003 and the O’Gara group of companies in 2001.

GROWTH STRATEGY

We believe the demand for TWV, vehicle armor systems, security products, and human safety and survival systems will continue to grow. We expect to address this growth as follows:

Leverage Position as an OEM.    As a result of our acquisition of Stewart & Stevenson, we have become the sole manufacturer of the FMTV for the U.S. Army. Since 1991, the FMTV has been a reliable program and over 30,000 trucks have been produced as of December 31, 2006. The U.S. Army’s stated acquisition objective for the FMTV is approximately 83,000 vehicles. We believe that the combination of Stewart & Stevenson’s expertise as an OEM, coupled with our expertise as an armor subsystems integrator, positions us to benefit from the U.S. Army’s increasing demand for the FMTV as well as the future potential armoring of the FMTV. Additionally, we believe our acquisition of Stewart & Stevenson will allow us to improve our overall relationship with the U.S. military as its security objectives continue to evolve.

Benefit from Increasing Demand for TWV and Related Armoring Systems.    We believe the U.S. military’s demand for TWV, ballistic and blast protection armoring and other life safety and survivability systems will increase because: (i) of the increased replacement and repair need for TWV with integrated armoring systems due to accelerated wear and tear on vehicles involved in the conflicts in Iraq and Afghanistan, (ii) the entire fleet deployed in Iraq is expected to remain there, creating long-term demand for replenishment of the U.S. military’s fleet and (iii) the U.S. Army’s long-term armoring strategy is expected to introduce ballistic and blast protection armoring systems to the existing fleet of TWV. As the sole manufacturer of FMTV, we believe we are well-positioned to capture a significant share of the TWV expected to be produced and armored. As a key provider of armor components for Up-Armored HMMWVs, we believe that we are in a strong position to provide armoring on additional military ground vehicles. Examples include the next generation HMMWV, recent efforts to develop and supply armor kits for various types of light through heavy TWV and the continued relationship with the OEMs to explore ballistic and blast armoring protection opportunities for the TWV fleet.

Continue to Expand Distribution Network and Product Offerings.    Within our Products Group, we intend to continue to leverage our distribution network by expanding our branded product offerings through new product offerings and product enhancements that complement our existing offerings. We believe that by continuing to expand our distribution network both domestically and internationally and by expanding our product offerings, we will further strengthen our relationship and enhance our brand appeal with our customers.

Capitalize on Increased Homeland Security Requirements.    The creation of the Department of Homeland Security has increased the U.S. government’s focus on strengthening the infrastructure of homeland security. We believe our Aerospace & Defense Group and Products Group are well positioned to provide security equipment and materials required by military, law enforcement and security personnel to combat terrorism, respond to attacks and counter homeland threats. Our Mobile Security Division is well positioned to provide armored vehicles for federal, state and local government agencies.

Continue Strategic Focus on Life Safety and Survivability Systems.    We believe we have established a leading market position in life safety and survivability systems, which have applications across a variety of military and law enforcement platforms, including military and commercial vehicles, rotary and fixed-wing aircraft and individual soldier and law enforcement personnel. Our products include ballistic and blast protection armoring systems on TWV and commercial vehicles, integrated safety systems on certain helicopter programs, SAPI, body armor, helmets, shields and other similar products. We intend to continue to expand our technological and developmental expertise in life safety and survivability systems. We believe that our diversified knowledge and offerings in this area will allow us to continue to drive revenues and cash flow by addressing the varied and evolving security needs of our customers.

Pursue Strategic Acquisitions.    Since 1996, we have completed 31 acquisitions, including Stewart & Stevenson. We will continue to seek opportunities to make strategic acquisitions that complement our business operations in one or more of the following ways: (i) further diversifying our product offerings; (ii) improving our technology; (iii) expanding into new markets; (iv) providing additional distribution channels; and (v) developing new customer relationships. We have historically taken a disciplined, value-based approach to evaluating acquisition opportunities, driven by a prudent use of our capital, rigorous due diligence standards and a targeted expected return on our investment.

ACQUISITIONS

We pursue a strategy of growth through acquisition by acquiring businesses and assets that complement our existing operations. We seek to exercise a high degree of financial discipline and to adhere to the following criteria to evaluate prospective acquisitions, including whether the business to be acquired:

•	broadens the scope of products we offer or the geographic areas we serve;

•	offers attractive margins;

•	is accretive to earnings;

•	offers opportunity to improve profitability by increasing the efficiency of our operations;

•	is managed in a manner consistent with our existing businesses; and

•	complements our portfolio of existing businesses by increasing our ability to meet our customers’ needs.

We made several important acquisitions in 2006, including Stewart & Stevenson. The following table sets forth information regarding the businesses we acquired in 2006 and their respective products:

Business or Assets Acquired	Year of Acquisition	Segment	Primary Product Categories
Schroth	2006	Aerospace & Defense	Safety Restraint Systems
Hiatts	2006	Products	Handcuffs
Integrated Textile Systems, Inc.	2006	Aerospace & Defense	Advanced Fiber Composites
Stewart & Stevenson Services, Inc.	2006	Aerospace & Defense	Military Vehicles
Swiss-Photonics AG	2006	Products	Document Examination Equipment and Optical Subsystems

PRODUCTS

AEROSPACE & DEFENSE GROUP

Product Market	Aerospace & Defense Products
Tactical Vehicles	FMTV, Pinzgauer, Low Signature Armored Cabs (LSAC)
Vehicle Armor	Up-Armored HMMWVs, including M1114, add-on-armor kits including (M1151/52), replacement armor cabs, ballistic glass and gunner protection
Body Armor	SAPI and SAPI Armor-Piercing (AP) plates, Outer Tactical Vests, Lightweight Integrated Mobility Body Armor System (LIMBS) extremity protection
Helmets	Ballistic helmets and accessories
Aircraft Armor	Floor armor, seat armor, etc.
Air Bag Systems	Cockpit Air Bag Systems (CABS), Rotorcraft External Airbag Protection System (REAPS), inflatable restraints
Seating Systems	Cockpit, crew, troop, pilot/co-pilot, passenger and VIP seating for military and commercial aircraft; crashworthy, energy-absorbing and armored versions available
Individual Equipment	Load-carrying equipment such as MOLLE, parachutes, flotation collars, survival ensembles such as US Air Warrior, and Products Group products used by the military, such as gloves, holsters, security enclosures, etc.

We are a provider of TWV for the military, ballistic and blast protection armoring systems for military ground vehicles, armored crashworthy seats for a variety of helicopter programs, other life safety and survivability systems for military aircraft, and protective equipment for military personnel, as well as other equipment used to protect humans in a variety of life-threatening or catastrophic situations. Our military vehicular and aircraft products are deployed on a wide range of high-profile military platforms including, among others, the FMTV, the HMMWV and the AH-64 Apache and UH-60 Black Hawk helicopters. Our body-worn personnel protection equipment is used by the U.S. Army, Marine Corps, and Air Force Special Operations Forces. Primary customers include the U.S. military, Boeing, Sikorsky, Bell Helicopter, AM General, and the U.S. Coast Guard.

Tactical Wheeled Vehicles.    We are one of the three major suppliers of TWV to the U.S. military. We design, manufacture and support TWV primarily used by U.S. and international militaries and are the sole manufacturer of the U.S. Army’s FMTV. The FMTV is a multi-variant family of TWV that meets multiple mission requirements in the 2.5 to 10 ton range. There are currently over 17 active configurations, including troop carriers, wreckers, tractors, cargo trucks, vans, and dump trucks. The FMTV has delivered reliability and operational readiness to the U.S. military. With over 85% parts commonality across the variant range, the FMTV minimizes the complexity of logistical support for the fleet. Since 1991, the Stewart & Stevenson TWV business has delivered over 30,000 vehicles to the U.S. military and is currently under contract to produce the FMTV through September 2008.

Vehicle Armor Products.    Our expertise in military vehicle life safety and survivability systems focuses on armor kits for TWV and ballistic and blast protection armoring systems for military ground vehicles. We are currently the sole-source provider to the U.S. military of armor solutions for M1114 Up-Armored HMMWVs. We also developed the proprietary technology and are a key provider of the armoring system for the M1151/52 Up-Armored HMMWV. In addition, we install other features designed to enhance crew safety, comfort and performance, such as air conditioning, weapon turrets and mounts, door locks and shock absorbing seats. We also supply engineering design and prototype services in support of the Up-Armored HMMWV program, as well as spare parts and logistics and ongoing field support services. None of our contracts with the U.S. military has a minimum purchase commitment and the U.S. military generally has the right to cancel its contracts unilaterally, at its convenience.

We are currently a provider of armor and blast protection kits for the new M1151/52 Up-Armored HMMWV. We provide AM General Corporation with base protective components, which are installed as part of the vehicle manufacturing process. These components provide basic underbody armor protection and the armored hard points required to install the B-Kit. The B-Kit armor consists of transparent armor (glass), doors, roof, rear partition, and other components. This armoring concept provides the flexibility to upgrade the armoring of vehicles in the field on an as needed basis with a B-Kit as conditions warrant. This is expected to result in longer vehicle life and reduced operating costs. The M1152 armor solution includes technologically advanced composite/ceramic materials to provide improved ballistic and blast protection, while lowering the vehicle weight to increase payload.

Our experience in high-performance, lightweight armor for aircraft has enabled us to build a business around armoring thin-skinned vehicles for priority missions during peacekeeping operations. Work in this area includes providing ballistic and mine-blast kits for HMMWVs, 5-ton TWV, and heavy transport TWV, most of which we produce in our Phoenix, Arizona facility. We also supply engineering design and prototype services in support of the kit programs, as well as spare parts and logistics and ongoing field support services. Our main customers for these kits are primarily the U.S. Army and Marine Corps. Our military vehicle armor business also includes production of armor kits for the ASV, a small armored personnel carrier used by military police in a peacekeeping role. We provide similar armor kits for the U.S. Army’s Stryker vehicle as well as armored and sealed TWV cabs for the High Mobility Artillery Rocket System (‘‘HIMARS’’). We are also working on advance armor solutions for the U.S. military’s heavy TWV fleet. In addition, as a defense subcontractor, we produce various other armor and blast protection systems.

Aviation Safety Systems.    Our core capabilities and technologies in the rotary and fixed-wing aircraft safety market include protective seating, inflatable restraints, and armor. We have been a major supplier of crash-resistant, energy-absorbing seating systems for military helicopters and other military aircraft to various branches of the U.S. military and its prime defense contractors, as well as to foreign customers.

We currently supply a substantial portion of the new and replacement crew seating systems for U.S. military helicopters many of which incorporate our armor systems. We are currently the sole supplier of crew seats for 16 different helicopter models and other variants of these aircraft, including the AH-64 Apache attack helicopter, UH-60 Black Hawk utility helicopter, SH-60 Seahawk ASW helicopter, ASW and Transport helicopters, Italy’s EH101 MMI ASW and Transport helicopters, Canada’s CH-149 Cormorant Search-and-Rescue helicopter, and Norway’s Sea King Multi-role helicopter. Over the past year, we added the U. S. Marine Corps CH-46 Sea Knight helicopter as a new program. Our customer base includes, among others, Boeing Helicopters, Sikorsky Aircraft Corporation and Bell Helicopter, and we also supply crew seats directly to various agencies of the U.S. Department of Defense and various foreign militaries. We also manufacture troop seats for both helicopters and fixed-wing aircraft including the C-17 Globemaster. Our expertise in helicopter crash safety led to the development of cockpit airbag systems for the U.S. Army. Our role has evolved into the position of a helicopter cockpit system integrator incorporating airbags, gas generators and three-dimensional crash sensors.

Military Personnel Safety Systems and Equipment.    Our core products in personnel life safety and survivability equipment include ballistic body armor, helmets, load-carrying gear, emergency bailout parachutes and other survival equipment. Our military body armor business includes a range of hard armor plates used in conjunction with soft vests to minimize injury from handgun and rifle bullets and fragments from explosive warheads. The primary product in this line is the SAPI plate which has now become a standard item for all U.S. Army and Marine Corps ground troops.

We also design and manufacture equipment for military personnel including ballistic vests, helmets, and load carrying products. We are a major supplier of soft ballistic vests to our military customers and have produced various vest types for ground troops, combat vehicle crewman, and airmen. Today, we are one of two suppliers of the Interceptor OTV Program. We are an innovator in ballistic composite helmet manufacturing since the military’s transition from steel helmets in the

1980’s. Today, we manufacture several versions of the ACH, Combat Vehicle Crewman (CVC), and Personnel Armor System for Ground Troops (PASGT) helmets which allow us to tailor our helmets to our customers’ needs. We are also one of the largest domestic manufacturers of field equipage produced from heavy weight fabric. We currently supply the U.S. military with the MOLLE, Large Field Pack with Internal Frame (FPLIF) and a variety of tactical chest rigs.

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

Products Group

Product Market	Principal Brand Name	Products
Body Armor	American Body Armor(TM)	Concealable body armor
Safariland Armorwear®
Second Chance®
Armor Products International
Tactical Products	PROTECH®	Tactical body armor, ballistic and riot shields, helmets, and tactical gear bags
	QUIKSTEP(TM)	Foldable ladders
Duty Gear &	Safariland®	Holsters, belts and accessories
Accessories	Bianchi®	Holsters, belts, bags and accessories
	Hatch®	Gloves and riot control gear
Automotive	Safariland®	Tire covers, seat covers, cargo organizers, and grill covers
Structural Armor Systems	PROTECH®	Ballistic resistant enclosures, armored firing positions, law enforcement vehicle armor and aircraft cockpit door armor
Less-Lethal Products	Defense Technology ®	Pepper spray, chemical munitions, specialty impact munitions and launchers
Warning and Emergency Lighting	911EP®	Vehicle-mounted lighting systems, light bars and controllers
Batons	Monadnock®	Batons and baton accessories
Restraints	Hiatts®	Steel handcuffs and accessories
Weapon Accessories	Break-Free® B-Square® Speedfeed® Kleen-Bore	Synthetic based lubricants, cleaners, and preservative compounds for weapon maintenance, aluminum and steel gun sight mounts and tools and synthetic stocks

Product Market	Principal Brand Name	Products
Forensic Products	NIK® Public Safety Lightning Powder® Evi-Paq® Identicator® NTI(TM) ODV(TM)	Narcotic field tests, specimen collections kits, evidence tape, fingerprint identification and forensic softwear
	Projectina®	Document authentication equipment
Training	The Training Academy of Armor Holdings	Less-lethal, crowd-management, high-risk warrant and baton training
Backpacks	Gregory®	Backpacks and accessories

Body Armor.    We manufacture and sell a wide array of armor products that are designed to protect against bodily injury caused by bullets, knives and explosive shrapnel. Our principal armor products are ballistic resistant vests, sharp instrument penetration armor, hard armor (shields and upgraded armor plates), and blast suppression blankets. Our line of ballistic protective vests provides varying levels of protection depending upon the configuration of ballistic materials and the standards (domestic or international) to which the armor is built. We primarily sell ballistic resistant concealable vests under the brand names Xtreme®, Impulse(TM), Matrix®, Monarch Summit®, T-2 and Zero-G®. Our body armor products that are manufactured in the United States are designed to be built in compliance with guidelines established by the National Institute of Justice (‘‘NIJ’’). We also manufacture body armor in Manchester, England that is certified to meet various international standards.

We offer three types of body armor: concealable, corrections and tactical armor. Concealable armor, which generally is worn beneath the user’s clothing, is our basic line of body armor. Corrections and tactical armor are typically worn externally and are designed to provide protection over a wider area of a user’s body and defeat higher levels of ballistic or sharp instrument threats. Tactical vests, which are usually manufactured with hard armor ballistic plates that provide additional protection against rifle fire, are designed to afford the user maximum protection and may be purchased with enhanced neck and shoulder protection. Tactical armor is offered in a variety of styles, including tactical assault vests, flotation vests and high coverage armor. We market our tactical vests under the Trimax, TAC 6®, Cover 6® and RPM brand names.

Our sharp instrument penetration armor is designed primarily for use by personnel in corrections facilities and by other law enforcement employees who are primarily exposed to threats from knives and other sharp instruments. These vests are constructed with special, blended fabrics, as well as flexible woven fabrics, and are available in both concealable and tactical models. In addition, these vests can be combined with ballistic armor configurations to provide ‘‘multi-threat protection’’ against both ballistic and sharp instrument penetration.

We also distribute a variety of third-party items, including helmets, goggles, and face shields for protection from blunt trauma and explosive shrapnel.

Duty Gear.    We are a leading supplier of holsters, belts and accessories for law enforcement, commercial and military customers worldwide. Uniformed and plain clothes officers require an assortment of duty gear, which typically includes items such as belts, security holsters, handcuff cases, and flashlight holders. We manufacture and sell duty gear and commercial offerings under the widely recognized Safariland® and Bianchi® brands, which include Nylok®, Safari-Laminate(TM), AccuMold®, AccuMold® Elite(TM), and Ranger(TM), as well as traditional, high-quality leather duty gear products.

Less-Lethal Products.    Under the Defense Technology, First Defense® and MACE® for Law Enforcement brands, we manufacture and sell a complete line of less-lethal, anti-riot and crowd control products designed to assist law enforcement and military personnel in handling situations that do not require the use of deadly force. These products, which generally are available for use only by authorized public safety agencies, include pepper sprays, tear gas, specialty impact munitions and diversionary devices. We also market and distribute gas masks to law enforcement and public safety agencies in the United States.

We hold an exclusive license to use the MACE® brand in connection with the manufacturing and sale of MACE® aerosol sprays to law enforcement entities worldwide. We also manufacture pepper sprays with a patented formula under the brand name First Defense®. First Defense® products range from small ‘‘key-ring’’ and hand held units to large volume canisters for anti-riot and crowd control applications. We also manufacture a wide range of specialty impact munitions that can be used either against individual targets or in anti-riot and crowd control situations.

Tactical Products; Structural Armor Systems.    We manufacture hard armor products under the PROTECH® brand name. PROTECH® products include ballistic shields and other personnel protection accessories and armor products for aircraft, automobiles and riot control vehicles.

We also manufacture a variety of hard armor ballistic shields used primarily in tactical clearance applications and ballistic resistant enclosures used in guard booths, shacks and towers. These shields are manufactured using a variety of ballistic fibers, polyethylene ballistic materials, ballistic steel, ballistic glass or a combination of these materials. Other hard armor products include barrier shields and blankets. These products are designed to allow tactical police officers to enter high-threat environments with maximum ballistic protection.

Other Protective and Law Enforcement Equipment.    We design, manufacture, assemble, distribute and market other protective and law enforcement equipment, including portable narcotic identification kits; evidence collection equipment; finger print products and related specialized products; batons of wood, alloy steel, acetate, aluminum and polycarbonate products; various firearm accessories such as non-destructive, non-gunsmith mounts as well as synthetic stocks and forends; aluminum and steel firearm sight mounts, tools and accessories; firearms cleaning kits and related accessories; synthetic-based lubricants, cleaners and preservative compounds; emergency lighting products using LED technology; strong, lightweight and compact ladders designed to be deployed quickly in emergency situations; and high-quality gloves, tactical eyewear and other protective gear. These products are primarily used by patrol officers, detectives, corrections officers, other law enforcement personnel, the military, federal agencies, and sporting goods and industrial markets. These products are marketed under several well known brand names such as ODV(TM), NIK®, NarcoTest®, NarcoPouch®, Identicator®, Lightning Powder®, Evi-Paq®, Monadnock®, B-Square®, Kleen-Bore, 911EP®, Specialist®, Operator®, Centurion(TM), and Hatch®. We also are a market leader in medium and large internal frame backpacks with our Gregory® brand of retail high-end sporting goods products.

Mobile Security Division

Product Market	Principal Brand Name	Products
Armored sedans	Centigon	50 – 60 models for BMW, Jaguar, Toyota, Honda, Audi and others
Armored off-road vehicles	Centigon	20 – 30 models for Range Rover, Land Cruiser, Jeep Cherokee, Suburban, F-350 and others
	Peacekeeper	Armored Nissan Patrol
Armored off-road and passenger vehicles	IE-Defense	Armored Land Cruiser and a variety of base units
Armored luxury vehicles	Centigon	Mercedes Benz S-Class, Cadillac and others
Armored special-purpose vehicles	Centigon	Variety of water cannon, prisoner transport, troop carriers
Armored cash-in-transit vehicles	Centigon	Variety of models built on Mercedes Benz Chassis and other manufacturers
Armored military vehicles	Unimog	Armored Unimog U 5000 (Mercedes Chassis)

Commercial Products.    We provide armor systems with ballistic and blast protection for a variety of vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles. On September 9, 2005, we announced the introduction of the Centigon brand for our Mobile Security Division to better leverage our combined global capabilities in the marketplace and present a unified face to customers around the world.

We produce fully armored vehicles as well as light armored vehicles. We also offer armor piercing and blast protection for specific vehicles by enhancing the ballistic system, and underbody protection with proprietary materials, and installation methods that protect the occupants against a defined threat. We produce a new IE-Defense System(TM) that we believe represents a unique multiple-threat armor solution for certain commercially-available sport utility vehicles (‘‘SUVs’’). It is intended to protect the vehicle’s occupants against an improvised explosive devices (‘‘IED’’) attack and a subsequent attack by an assault rifle with armor-piercing bullets. As these attacks have become more frequent in Iraq and Afghanistan, we believe an increasing number of government officials, private contractors, non-government organizations (‘‘NGOs’’), private individuals and others are in need of such protection. We believe the launch of our new IE-Defense System underscores the Centigon(TM) commitment to leading technology and responding to the threats faced around the world, as well as our efforts to integrate technology insights across our family of businesses.

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

We also produce specialty vehicles and cash-in-transit vehicles. Cash-in-transit vehicles are used by banks or other businesses to transport currency and other valuables. Specialty vehicles are custom built for a specific mission. Examples of specialty vehicles include escort cars, and chase cars, usually closed top vehicles, in which security personnel ride while in a head of state motorcade. Centigon(TM) has also developed customized crowd control as well as prisoner/military personnel transport vehicles. After starting with a van or small truck, we modify the base vehicle to provide protection for the cargo and passengers from ballistic and blast threats.

In addition to the introduction of a new brand name and logo, Centigon(TM) implemented a new global, customer-centric organizational structure. Its new regionally-focused marketing, sales and customer service structure is designed to allow Centigon(TM) to seamlessly access the full range of support for its global customer base regardless of where they are located.

Customers

Aerospace & Defense Group.    In 2006, our Aerospace & Defense Group sold approximately 99% of its products in North America, with the balance sold internationally. Sales of Aerospace & Defense Group products to all branches of the U.S. military and its prime contractors such as AM General, Oshkosh, Textron Marine & Land, Boeing, Force Protection, Sikorsky Aircraft and Bose Corporation represented approximately 94% of the Aerospace & Defense Group’s revenues. The U.S. government is the primary customer of our newly acquired Stewart & Stevenson TWV business, accounting for nearly all of the current sales of that business. The TWV business also sells the FMTV to other government contractors as a platform for installation of other equipment which is then resold to the U.S. government. The Aerospace & Defense Group’s businesses have relied to a great extent on relatively few major customers. We believe that historical customers, such as the U.S. Army and other branches of the U.S. military, to whom we have supplied products for approximately 25 years, will continue to be major customers. The current commercial and licensing customers include Boeing, Bell Helicopter, Textron Marine & Land, PPG Industries, Intercast Europe, and Avon Rubber Company. The loss of or significant reduction in sales to a major customer could potentially have a material adverse effect on our business, operations and financial condition.

The Aerospace & Defense Group is focused on increasing its share of the total revenue in the international market in 2007. Demand from foreign militaries for the same equipment that U.S. military forces use in Iraq and Afghanistan has significantly increased. The market for military hardware products is worldwide in scope, including the U.S. military and foreign defense forces. Major truck contracts in Australia are expected to have competitive down selects in 2007 and we believe we are a contender in both the Light and the Medium/Heavy classes. Most of our deliveries of Up-Armored HMMWVs and related component parts are to the U.S. military or AM General, although smaller quantities are also sold to foreign governments. Our primary contracts for the armor kit programs are with the U.S. military. Foreign interest and demand for our products have increased, thus adding a new dimension to our market. We added a new Director for International Military Programs in mid-2005 to address this interest.

Products Group.    In 2006, the Products Group sold approximately 79% of its products in North America, with the balance sold internationally. The primary end users of the Products Group’s products are federal, state and local law enforcement agencies, local police departments, state corrections facilities, U.S. and allied militaries, highway patrols and sheriffs’ departments. The Products Group’s security products are marketed through an extensive network of domestic distributors and international agents, and through a sales force of representatives and specialists under brand names that are well established in the military and law enforcement communities.

Mobile Security Division.    In 2006, the Mobile Security Division sold approximately 21% of its products in North America, with the balance sold internationally. The Mobile Security Division’s armored commercial vehicle customers include governmental, cash-in-transit and private buyers who purchase both fully and light-armored vehicles.

Approximately 80% of our revenues were from our ten largest customers for the year ended December 31, 2006. Approximately 64% of our revenues came from U.S. military contracts. Our Aerospace & Defense Group’s ten largest customers accounted for approximately 95% of Aerospace & Defense Group revenues for the year ended December 31, 2006. The Products Group’s ten largest customers accounted for approximately 21% of total revenues of the Products Group for the year ended December 31, 2006. The Mobile Security Division’s ten largest customers accounted for approximately 39% of total revenues of the Mobile Security Division for the year ended December 31, 2006. Military and governmental contracts generally are awarded on a periodic or sporadic basis. If the Aerospace & Defense Group were to lose the FMTV contract, which continues through September 2008, or additional orders for next-generation Humvees known as the M1151/52 Up-Armored HMMWVs, our financial performance would experience a material adverse effect.

Marketing and Distribution

Aerospace & Defense Group.    Most of the Aerospace & Defense Group’s non-OEM products are distributed under direct contracts to the U.S. government. We also supply component parts to the OEM’s. The products are built to order. We do not directly serve mass consumer markets and supply directly from manufacturing facilities. Thus, the distribution of the Aerospace & Defense Group’s products does not involve significant inventory, warehousing or shipping methodologies.

Depending upon the product, we typically employ one of four methods for marketing: (i) direct sales; (ii) technical teams, typically comprised of a combination of sales personnel and engineers; (iii) strategic alliances with OEMs and U.S. government prime contractors; and (iv) responses to formal request for proposals in bidding for government contracts.

In marketing our safety restraint and seating products, we endeavor to maintain close relationships with existing customers and to establish new customer relationships. Ongoing relationships and repeat customers are an important source of business for our current and new products.

Our marketing and sales activities in the government sector focus primarily upon identifying research and development and other contract opportunities with various agencies of the U.S. government or with others acting as prime contractors on government projects. Key members of our engineering and project management staffs work to maintain close working relationships with representatives of the U.S. military and their prime contractors. Through these relationships, we seek to monitor needs, trends, and opportunities within current military product lines.

The Aerospace & Defense Group emphasizes its ability to develop new products, or product adaptations, quickly and more cost effectively than traditional defense contractors. In marketing its products to the military, the Aerospace & Defense Group places strong emphasis on its superior anti-tank and anti-personnel mine protection for the occupants of TWV. We market our military products through a combination of trade show exhibits, print advertising in military-related periodicals and direct customer visits. We emphasize the cross-marketing of military and commercial products, which we believe strengthens the image of each product group. We have also entered into exclusive teaming and joint marketing agreements with various prime contractors in connection with the Up-Armored HMMWV for sales in domestic and international militaries, heavy TWV and commercial areas. Such agreements are designed to allow us to benefit from the prime contractor’s marketing network and save on certain selling costs.

Additionally, the Aerospace & Defense Group focuses on the individual warrior (Soldier, Marine, Seaman, and Airman). This focus area for the company encompasses those programs where products are worn or carried by the individual which increase their survivability and mobility. Current major programs include the OTV, MOLLE, SAPI and the ACH. We seek to take a proactive approach in addressing the needs of the Department of Defense in this area through active corporate involvement in the New Equipment Training (‘‘NET’’) programs, participation in events which focus on the individual warrior, and having a close working relationship with the Program Executive Office (‘‘PEO’’) for individual equipage.

Our newly acquired Stewart & Stevenson TWV business markets both parts and service for the 30,000 delivered FMTV’s. The primary customers are U.S. Army Tank-automotive and Armaments

Command (TACOM), the Defense Logistics Agency and the operating forces. The services provided range from annual vehicle maintenance requirements to complete depot level overhauls and repair of battle damaged vehicles. The Stewart & Stevenson TWV business has an extensive vehicle development program aimed at evolving the technology utilized in the vehicles to meet the future tactical requirements of the U.S. Army. The program is financed by both internal funds and customer contracted Systems Technical Services (STS) task orders.

Our military business development activities are directed toward long-term requirements, development and major product programs while sales activities are directed toward identifying contract bid opportunities with various U.S. government agencies and prime contractors. International sales are made through the Department of Defense’s Foreign Military Sales Program and directly to foreign military organizations. We have full-time business development staff who are responsible for these activities and have contractual arrangements with outside consultants who assist the business development vice presidents in their activities. Proposal preparation and presentation for government projects are done by a team, which normally consists of program managers, a contracting officer, a cost accountant and various manufacturing and engineering personnel.

Products Group.    As a result of our history of providing high-quality and reliable concealable armor, tactical armor, hard armor, duty gear, less-lethal munitions, anti-riot products and forensic products, we enjoy broad brand name recognition and a strong reputation in the law enforcement equipment industry. A central element of our marketing strategy is to capitalize on our brand name recognition and reputation among our customers by positioning ourselves as an international provider of many of the premier security risk management products that our customers require. By positioning ourselves in this manner, we expect to capitalize on our existing customer base and our extensive global distribution network, and to maximize the benefits of our long history of supplying security related products around the world.

We have designed training programs to provide initial and continuing training in the proper use of our various products. These training programs, offered by The Training Academy of Armor Holdings, are typically conducted by law enforcement and military personnel that we train and hire for such purposes. Training programs are an integral part of our customer service and product trial and certification strategies. Our marketing efforts are further augmented by our involvement with and support of several important law enforcement associations, including the National Tactical Officers Association, the International Law Enforcement Firearms Instructors, the International Association of Women Police and the International Association of Chiefs of Police.

Introduced in 2004, we believe our Award for Performance Excellence (‘‘APEX’’) program continues to strengthen our relationships with our law enforcement distributors. The distributors benefit from their association with us due to the quality of our products, the scope of our product line, the high degree of service we provide and the distributors’ opportunity to participate profitably in the sale of our products. We continually seek to expand our distribution network. As we identify and acquire businesses that fit strategically into our existing product portfolio, we seek to maximize our distribution network by offering additional products, accessing new customers and penetrating new geographic markets.

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

In addition to our traditional distribution channels, we also sell our products on the World Wide Web through a variety of sites. We sell a small array of our concealable and competition holsters to the consumer market on Holsters.com, limiting distribution of our law enforcement equipment to law enforcement channels of distribution. Kleen-Bore.com and B-Square.com are also e-commerce sites for select channels of distribution and customers. Our Armor Forensics products may also be purchased on-line at redwop.com.

Mobile Security Division.    On a worldwide basis, the Mobile Security Division employs approximately 37 full-time sales professionals. These employees operate out of Washington, D.C.; Fairfield, Ohio; Sao Paulo, Brazil; Lamballe, France; Mexico City, Mexico; Bogotá, Colombia; Bremen, Germany; Caracas, Venezuela; Hong Kong, China; and Dubai, U.A.E. All personnel have a geographic and/or product-specific responsibility. In most cases, the sales personnel also recruit and maintain sales agents or distributors. The agents or distributors have geographic and product specific agreements, and compensation in most cases is based on a commission arrangement. Sales personnel use a consultative approach when offering solutions to customers’ security problems.

Product Manufacturing and Raw Materials

The Aerospace & Defense Group’s production and manufacturing of TWV primarily consist of the assembly of engines, transmissions, axles and a number of other components that are specified by the U.S. Army and are available only from the source or sources selected by the U.S. Army. The Aerospace & Defense Group’s production and manufacturing consist principally of the molding of armor and composite materials, ceramic tile cutting and grinding, adhesive bonding, sewing, component fabrication, and final assembly. Our manufacturing capability features computer-integrated manufacturing programs which, among other things, schedule and track production, update inventories, and issue work orders to the manufacturing floor. All products manufactured are intended to meet rigorous standards and specifications for workmanship, process, raw materials, procedures, and testing, and in some cases regulatory requirements. Products are functionally tested on a sample basis as required by applicable contracts. Customers, and in some cases the U.S. government as the end user, perform periodic quality audits of the manufacturing process. Certain customers, including the U.S. government, periodically send representatives to our facilities to monitor quality assurance. The Aerospace & Defense Group’s operations are certified to the ISO Standard by AS9001 and ISO 9001:2000 by the British Standards Institution, Inc. (‘‘BSI’’).

The raw materials used in manufacturing ballistic resistant garments and up-armored vehicles include various ballistic fibers such as Kevlar®, Twaron®, and SpectraShield®. Kevlar® is a patented product of E.I. du Pont de Nemours Co., Inc. (‘‘Du Pont’’) and is only available from Du Pont and its European licensee. We purchase Twaron®, SpectraShield®, and Dyneema® fibers directly from the manufacturers, and from weaving companies who convert the raw fibers into ballistic fabric. We believe that we enjoy a good working relationship with these suppliers. However, if necessary, we believe that we could readily find replacement weavers. We also use SpectraShield®, Dyneema® and Kevlar® in our hard and vehicle armor products. Additionally, we use polycarbonates, acrylics, ballistic quality steel, aluminum, ceramics, and ballistic glass. With the exception of ceramics, we are aware of multiple suppliers for these materials and would not anticipate a significant impact if we were to lose any suppliers.

In June 2006, we acquired Integrated Textile Systems which produces Tensylon®, which we believe has the potential for becoming a versatile, low-cost high-performance ballistic material.

We purchase other raw materials used in the manufacture of our various products from a variety of sources and additional sources of supply of these materials are readily available. We also own several molds, which are used throughout our less-lethal product line.

We adhere to quality control standards and conduct extensive product testing throughout our manufacturing processes. Raw materials are also tested to ensure quality. We have obtained ISO 9001 certification for our Wyoming manufacturing facility for less-lethal products, our facility in Pittsfield, Massachusetts for hard armor products, our facility in Ontario, California for body armor and duty gear holsters and accessories, and our UK facility for Pinzgauer vehicles. We have obtained ISO 9002 certification for our Manchester, England manufacturing facility for body armor and high visibility garments. Our Sealy, Texas facility is ISO/TS 16949:2002 certified. ISO standards are promulgated by the International Organization of Standardization and have been adopted by more than 100 countries worldwide. We obtain ISO certification by successfully completing an audit certifying our compliance with a comprehensive series of quality management and quality control standards.

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

BACKLOG

Aerospace & Defense Group.    At December 31, 2006, our Aerospace & Defense Group had unfilled customer orders of approximately $2.5 billion.

Products Group.    At December 31, 2006, the Products Group had unfilled customer orders of approximately $35 million.

Mobile Security Division.    At December 31, 2006, the Mobile Security Division had unfilled customer orders of approximately $57 million.

COMPETITION

Aerospace & Defense Group.    The market for our Aerospace & Defense Group’s products and services is highly competitive. Numerous suppliers compete for government defense contracts as prime contractors or subcontractors. Competition relates primarily to pricing, delivery, quality, reliability and readiness, technical expertise, and marketing efforts. The competition for government contracts relates primarily to the award of contracts for the development of proposed products. Contracts for supply of products tends to follow the development contracts because of extensive investment necessary to develop and qualify new products. Our military product lines in armor, parachutes, crash-resistant military seating and flotation collars have a number of competitors, with none dominating the market. Our competitive strategy for non-OEM products is to be a technology innovator and strategic partner to both the U.S. Government and OEMs. Our present or future products could be rendered obsolete by technological advances by one or more of our competitors or by future entrants into our markets. There are a large number of companies that provide specific armoring packages for TWV, helicopters and selected other military applications. Our TWV business competes domestically and internationally with other OEMs that may have greater international recognition as vehicle manufacturers than us.

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

Mobile Security Division.    The market for the Mobile Security Division’s products and services is highly competitive. We compete in a variety of markets and geographic regions, with competitors ranging from small businesses to multinational corporations. We believe that our design, engineering and production expertise in providing fully integrated ballistic and blast protected vehicles gives us a competitive advantage over those competitors who provide protection against only selected ballistic threats.

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

EMPLOYEES

As of December 31, 2006, we have a total of approximately 8,150 employees, of which approximately 5,200 were employed in the Aerospace & Defense Group, approximately 2,000 in the Products Group, approximately 900 in the Mobile Security Division, and approximately 50 in our corporate headquarters and information technology operation.

RESEARCH AND DEVELOPMENT

We view our research and development efforts as critical to maintaining a leadership position in the security products, vehicle armoring and manufacturing markets. We believe the continuously evolving threats of today demand the advancement and application of state-of-the-art technology to ensure proper protection of our customers. Our research and development occurs primarily under fixed-price or cost-plus, government funded contracts as well as Company-sponsored efforts. We seek to offer superior quality and advanced products and systems to our customers at competitive prices. To achieve this objective, we engage in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of our existing products. We also design and develop new products in an ongoing effort to anticipate and meet our customers’ evolving needs. We expect to continue to focus on complete system integration to provide unique finished products to our customers. In addition, we will seek to strengthen our position in the area of core materials and technology that offer superior performance when designed into those products. We believe a distinct advantage comes from the leveraged synergy across all security products from armor materials in helmets, vests, aircraft and vehicles to energy absorbing seats in helicopters and landmine resistant TWV.

In order to fully realize the benefits of synergy across our divisions, businesses and products, we have a centrally managed research and development function at the corporate level. We seek to employ engineers and scientists with expertise in materials, aerospace, mechanical, electrical, automotive and other engineering disciplines. To maximize efficiency, we utilize important relationships with outside testing laboratories, universities, companies and often times our key customers.

Research and development costs include salaries and benefits of research and development personnel, testing and certification, and other research and development related costs. Research and development costs are included in selling, general and administrative expenses as incurred and for the years ended December 31, 2006, 2005 and 2004, approximated $28 million, $15 million and $9 million, respectively. We recorded revenue of $23 million, $4 million and $8 million from government funded research and development in the years ended December 31, 2006, 2005 and 2004, respectively.

Patents and Trademarks

We currently own numerous United States and foreign issued patents and pending patent applications for inventions relating to our product lines as well as several United States and foreign registered and unregistered trademarks relating to our products and services. The registered trademarks include AMERICAN BODY ARMOR(TM), B-SQUARE®, BREAK FREE®, CENTIGON(TM), CLP®, DEFENSE TECHNOLOGY/FEDERAL LABORATORIES®, DISTRACTION DEVICE®, FEDERAL LABORATORIES®, FERRET®, FIRST DEFENSE®, IDENTICATOR®, IDENTIDRUG®, IMPAK(TM), LIGHTNING POWDER®, PROTECH®, MONADNOCK®, NIK®, O’GARA-HESS & EISENHARDT ARMORING COMPANY®, QUIKSTEP LADDERS(TM), SAFARILAND®, SAFARILAND DESIGN®, ARMORWEAR®, SPEEDFEED®, 911EP and DESIGN®, MOBILE DEFENDER(TM), SIMULITE®, REINVENTING THE TECHNOLOGY OF SAFETY®, SIMULA SAFE(TM), PROTECTING PEOPLE IN

MOTION®, DURACHUTE®, CLEARGARD®, ODV(TM), O’GARA(TM), STEWART & STEVENSON(TM), SECOND CHANCE®,    SPECIALTY®, GREGORY®, BIANCHI®, NYLOK®, SAFARI-LAMINATE(TM), ACCUMOLD®, ACCUMOLD® ELITE(TM), RANGER(TM) and PEACEKEEPER®. We also have an exclusive license to use the MACE® trademark in the law enforcement market and a non-exclusive license to use the FLEX-CUF® trademark. Although we do not believe that our ability to compete in any of our product markets is dependent solely on our patents and trademarks, we do believe that the protection afforded by our intellectual property provides us with important technological and marketing advantages over our competitors. Although we have protected our technologies to the extent that we believe appropriate, the measures taken to protect our proprietary rights may not deter or prevent unauthorized use of our technologies. Damage from any such failures could have a material adverse effect on our business, operations and financial condition. In other countries, our proprietary rights may not be protected to the same extent as in the United States.

Government Regulation

We are subject to federal licensing requirements with respect to the sale of some of our products in foreign countries. In addition, we are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our operations and workplace, including regulations promulgated by, among others, the U.S. Departments of Commerce, State and Transportation, the Federal Aviation Administration, the U.S. Environmental Protection Agency and the U.S. Bureau of Alcohol, Tobacco and Firearms. The U.S. Bureau of Alcohol, Tobacco and Firearms also regulates our manufacturing of certain destructive devices and the use of ethyl alcohol in certain products. We also ship hazardous goods, and in doing so, must comply with the regulations of the U.S. Department of Transportation for packaging and labeling. Additionally, the failure to obtain applicable governmental approval and clearances could adversely affect our ability to continue to service the government contracts we maintain. Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. We are also subject to routine audits to assure our compliance with these requirements. We have become aware that we were not in full compliance with certain regulations governing the export of equipment and related technology used for military purposes that are applicable to some of our products. We are currently in compliance with such regulations and have undertaken steps to help ensure we remain in compliance in the future. We do not believe that such non-compliance will have a material adverse effect on our business. In addition, a number of our employees involved with certain of our federal government contracts are required to obtain and maintain specified levels of security clearances. Our business may suffer if we or our employees are unable to obtain the security clearances that are needed to perform services contracted for the Department of Defense, one of our major customers. Our failure to comply with these contract terms, rules or regulations could expose us to substantial penalties, including the loss of these contracts and disqualification as a U.S. government contractor.

Like other companies operating internationally, we are subject to the Foreign Corrupt Practices Act (‘‘FCPA’’) and other laws which prohibit improper payments to foreign governments and their officials by U.S. and other business entities. We operate in countries known to experience endemic corruption. Our extensive operations in such countries create the risk of an unauthorized payment by one of our employees or agents which would be in violation of various laws including the FCPA. Violations of the FCPA may result in severe criminal penalties which could have a material adverse effect on our business, financial condition and results of operations. However, given our strict codes of conduct and ethics, coupled with the penalties imposed for a violation, we believe we are, and endeavor to remain, in compliance.

See also Legal Proceedings, contained elsewhere in this Report, for additional information regarding certain matters discussed above.

ENVIRONMENTAL LAWS AND REGULATIONS

We are subject to federal, state, and local and foreign laws and regulations governing the protection of the environment and human health, including those regulating discharges to the air and water, the management of wastes, and the control of noise and odors. While we always strive to operate in compliance with these requirements, we cannot assure you that we are at all times in complete compliance with all such requirements. We are subject to potentially significant fines or penalties if we fail to comply with environmental requirements and we do not currently carry insurance for such noncompliance events. Although we have made and will continue to make capital expenditures in order to comply with environmental requirements, the costs and expenditures related to compliance and remedial action under these laws and regulations were not material in 2006, 2005 or 2004, and we do not currently expect that such costs and expenditures will be material in 2007. However, environmental requirements are complex, change frequently, and could become more stringent in the future. Accordingly, we cannot assure you that these requirements will not change in a manner that will require material capital or operating expenditures or will otherwise have a material adverse effect on us in the future.

We are also subject to environmental laws requiring the investigation and cleanup of environmental contamination. We may be subject to liability, including liability for cleanup costs, if contamination is discovered at one of our current or former facilities, in some circumstances even if such contamination was caused by a third party such as a prior owner. We also may be subject to liability if contamination is discovered at a landfill or other location where we have disposed of wastes, notwithstanding that our historic disposal practices may have been in accordance with all applicable requirements. The amount of such liability could be material and we do not currently carry insurance for such environmental cleanups should they be required of us. We use Orthochlorabenzalmalononitrile and Chloroacetophenone chemical agents in connection with our production of tear gas, and these chemicals are hazardous and could cause environmental damage if not handled and disposed of properly. Our principal environmental focus is the handling and disposal of paints, solvents, and related materials in connection with product finishes, welding, and composite fabrication.

See also Legal Proceedings, contained elsewhere in this Report, for additional information regarding certain matters discussed above.

AVAILABLE INFORMATION

Our Internet address is www.armorholdings.com. We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and the proxy statement for our annual meeting of stockholders as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Forms 3, 4 and 5 filed with respect to our equity securities under section 16(a) of the Securities Exchange Act of 1934, as amended, are also available on our Internet website. All of the foregoing materials are located at the ‘‘Investor Relations’’ tab. The information found on our website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts.

We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers, a Code of Business Conduct and Ethics for directors, officers, employees, agents, representatives, subsidiaries and affiliates, an Audit Committee Charter, Complaint Procedures for Accounting and Auditing Matters, a Compensation Committee Charter, a Nominating/Corporate Governance Committee Charter, Corporate Governance Guidelines, and an Audit Committee Pre-Approval Policy, all of which are available at our Internet website at the tab ‘‘Investor Relations.’’ We will provide to any person without charge, upon request, a copy of the foregoing materials. We intend to disclose future amendments to the provisions of the foregoing documents, policies and guidelines and waivers therefrom, if any, on our Internet website and/or through the filing of a Current Report on Form 8-K with the Securities and Exchange Commission. Materials we file with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Securities and Exchange Commission’s Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at www.sec.gov. Any requests for the foregoing documents from us should be made in writing to Ian Graham, our Senior Vice President, General Counsel and Secretary, at 13386 International Parkway, Jacksonville, Florida, 32218.

Information on our Internet website does not constitute a part of this Annual Report on Form 10-K.

DISCONTINUED OPERATIONS

On July 2, 2004, we sold the security consulting division of our subsidiary New Technology Armor, Inc. (‘‘NTI’’) previously presented in discontinued operations. The remaining division in NTI, consisting primarily of training services, is included as part of the Products Group segment.

Prior to our acquisition of Stewart & Stevenson, it completed the sale of substantially all operating assets and business of its Power Products and Engineered Products segments in January 2006. All remaining costs related to these sales at the time of our acquisition of Stewart & Stevenson have been considered in purchase accounting for the acquisition.

ITEM 1A.    RISK FACTORS

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

Risks Related to Our Industry

The products we sell are inherently risky and could give rise to product liability, product warranty claims, and other loss contingencies.

The products that we manufacture are typically used in applications and situations that involve high levels of risk of personal injury. Failure to use our products for their intended purposes, failure to use or care for them properly, or their malfunction, or, in some limited circumstances, even correct use of our products, could result in serious bodily injury or death. Given this potential risk of injury, proper maintenance of our products is critical. Our products include: TWV; vehicle and armor systems; rotary and fixed-wing aircraft seating systems; parachutes; military helmets; body armor and plates designed to protect against ballistic and sharp instrument penetration; less-lethal products such as less-lethal munitions, pepper sprays, distraction devices and flameless expulsion grenades; various models of police batons; and police duty gear.

Claims have been made and are pending against certain of our subsidiaries, involving permanent physical injury and death allegedly caused by our products or arising from the design, manufacture or sale of such goods. If these claims are decided against us and we are found to be liable, we may be required to pay substantial damages and our insurance costs may increase significantly as a result, which could have a material adverse effect on our business, financial condition and results of operations. Also, a significant or extended lawsuit, such as a class action, could also divert significant amounts of management’s time and attention.

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

Furthermore, while our products are rigorously tested for quality, our products nevertheless do, and may continue to, fail to meet customer expectations from time-to-time. Also, not all defects are immediately detectible. Failures could result from faulty design or problems in manufacturing. In either case, we could incur significant costs to repair and/or replace defective products under warranty. We have experienced such failures in the past, and remain exposed to such failures. In some cases, product redesigns and/or rework may be required to correct a defect, and such occurrences could adversely impact future business with affected customers. Our business, financial condition, results of operations and liquidity could be materially and adversely affected by any unexpected significant warranty costs.

We are subject to extensive government regulations, and our failure or inability to comply with these regulations could materially restrict our operations and subject us to substantial penalties.

We are subject to federal licensing requirements with respect to the sale in foreign countries of certain of our products. In addition, we are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our operations and workplace, including regulations promulgated by, among others, the U.S. Departments of Commerce, Defense, State and Transportation, the Federal Aviation Administration, the U.S. Environmental Protection Agency, the U.S. Bureau of Alcohol, Tobacco and Firearms, and the Equal Employment Opportunity Commission. The U.S. Bureau of Alcohol, Tobacco and Firearms also regulates us as a result of our manufacturing of certain destructive devices and by the use of ethyl alcohol in certain products. We also ship hazardous goods, and in doing so, must comply with the regulations of the U.S. Department of Transportation for packaging and labeling. Additionally, the failure to obtain applicable governmental approval and clearances could materially adversely affect our ability to continue to service the government contracts we maintain. Exports of some of our products to certain international destinations may require pre-shipment authorization from U.S. export control authorities, including the U.S. Departments of Commerce and State, and authorizations may be conditioned on end-use restrictions. Failure to receive these authorizations may materially adversely affect our revenues and in turn our business, financial condition, results of operations and liquidity from international sales. Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. We are also subject to routine audits to assure our compliance with these requirements.

While we continually work to enhance our international trade compliance programs, we cannot assure you that we are or will be in full compliance at all times with applicable laws and regulations governing the export and deemed export of defense articles, defense services, and dual-use products and services that are controlled by U.S. and/or foreign governments. In those instances where we have identified non-compliances with applicable laws or regulations, we have taken affirmative steps to correct or mitigate such identified failures and to self-report them to the cognizant U.S. or foreign government agencies. We also import significant volumes of foreign-made components and materials for use in our manufacturing processes, which may be subject to import duties and other regulations. Violations of international trade (Export/Import) controls in the U.S. and elsewhere may result in severe criminal and/or civil penalties, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Like other companies operating internationally, we are subject to the Foreign Corrupt Practices Act and other laws that prohibit improper payments to foreign governments and their officials by U.S. and other business entities. We operate in countries known to experience endemic corruption. Our extensive operations in such countries create risk of an unauthorized payment by one of our employees or agents, which would be in violation of various laws including the Foreign Corrupt Practices Act. Violations of the Foreign Corrupt Practices Act may result in severe criminal penalties, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our U.S. government contracts are subject to audits under various applicable laws and regulations that could result in material cost or price adjustments.

The accuracy and appropriateness of costs or prices charged to U.S. government contracts are subject to regulation, audit and possible disallowance or adjustment by the Defense Contract Audit Agency (‘‘DCAA’’) or other government agencies. Accordingly, costs billed or billable to U.S. government customers are subject to potential adjustment upon audit by such agencies. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management attention. Also, an adverse finding in any such audit, inquiry or investigation could involve fines, injunctions or other sanctions, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

The loss of, or a significant reduction in, U.S. military business could have a material adverse effect on us.

U.S. military contracts account for a significant portion of our business and nearly all of the current sales of our TWV line of products and armor components, including without limitation the FMTV and M1151/52 HMMWV programs, as well as our soldier protection equipment line of products. The U.S. military funds these contracts in annual increments. These contracts require subsequent authorization and appropriation that may not occur or that may be greater than or less than the total amount of the contract. Changes in the U.S. military’s budget, spending allocations and the timing of such spending could adversely affect our ability to receive future contracts.

None of our contracts with the U.S. military have a minimum purchase commitment, and the U.S. military generally has the right to cancel its contracts unilaterally without prior notice. Should orders, production, or deliveries of any our major military product lines, including without limitation the FMTV, M1151/52 HMMWV, or soldier protection equipment programs, be significantly delayed, deferred, interrupted, reduced, or cancelled, such changes could have a material adverse effect on our business, financial condition, results of operations and liquidity.

In November 2004, Stewart & Stevenson began full rate production under a third multi-year contract with the U.S. Army that provides for continued production of the FMTV through September 2008 at an initial contract value of $1.1 billion, excluding the exercise of any production options. Funding of the FMTV contract beyond September 2007 is subject to the inherent uncertainties of Congressional appropriations. As is typical of multi-year defense contracts that may be canceled or adjusted by the government, the FMTV contract must be funded annually by the U.S. Army and may be terminated at any time at the convenience of the government. If the FMTV contract is terminated, other than for Stewart & Stevenson’s default (in which event there could be serious adverse consequences and claims made against us), the contract includes a provision under which Stewart & Stevenson will be reimbursed for certain allowable costs, but not necessarily for all costs incurred.

We also manufacture for the U.S. military helicopter seating systems, aircraft and other land vehicle armor systems, other protective equipment for military personnel and other technologies used to protect soldiers in a variety of life-threatening or catastrophic situations. The loss of, or a significant reduction in, U.S. military business for our aircraft and other land vehicle armor systems, other protective equipment, or helicopter seating systems could have a material adverse effect on our business, financial condition, results of operations and liquidity.

A reduction of U.S. force levels in Iraq may adversely affect our results of operations.

Since the invasion of Iraq by the U.S. and other forces in March 2003, we have received consistently strong orders from the U.S. military for the up-armoring of HMMWVs and the armoring of other TWV as well as orders for personnel equipment, including SAPI and other engineered ceramic body armor, helmets, and other protective and duty equipment. Orders for the up-armoring of HMMWVs and the armoring of other TWV as well as orders for personnel equipment are the result, in significant part, from the particular combat situations encountered by the U.S. military in Iraq, including the use of improvised explosive devices (‘‘IED’’) by enemy combatants. We cannot be certain, therefore, to what degree the U.S. military would continue placing armoring orders for its HMMWVs and other TWV as well as orders for personnel equipment, if the U.S. military were to reduce its force levels or withdraw completely from Iraq. A significant reduction in orders from the U.S. military for the armoring of HMMWVs and other TWV as well as orders for personnel equipment, following a reduction of U.S. force levels in Iraq could have a material adverse effect on our business, financial condition, results of operations and liquidity.

The development and/or procurement of new and interim TWV programs by the U.S. military may adversely affect our results of operations.

In addition to the U.S. military’s current plans for the development and procurement of a joint light tactical vehicle (‘‘JLTV’’) to supersede the current HMMWV program, the U.S. Marine Corps and U.S. Army are currently exploring a variety of alternative interim medium and heavy tactical wheeled platforms to address immediate mission requirements in Iraq. While we are actively pursuing such business opportunities at the prime contractor, subcontractor, and component levels of the supply chain, we cannot be certain as to which programs or contracts, if any, may result in new business opportunities in 2007 and beyond. Our inability to secure such new business on profitable terms could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Furthermore, while current acquisition strategies plan for possible production of new light and medium support vehicles beginning as early as 2008, there is no assurance as to when a replacement for the HMMWV (such as the JLTV) may be selected. In the event the HMMWV is replaced, based on U.S. military procurement plans, it is anticipated that vehicle armoring and blast protection systems for a replacement vehicle, would be provided to the vehicle’s OEM for inclusion in the manufacturing process. We anticipate that procurements for the potential HMMWV replacement models would be competitive and could be awarded to multiple armor suppliers based on full and open competition. Although we anticipate continuation of developmental efforts and enhancement of manufacturing capabilities, at this time, there is no certainty of obtaining armoring contracts for any HMMWV replacement vehicles selected by the U.S. military, and, if successful in competitive programs, we cannot determine the specific levels of effort likely under such military contracts.

Additionally, with regard to the introduction of potential HMMWV replacement vehicles (such as the JLTV), the U.S. military announced in 2006, the U.S. government’s preference to own the technical data rights for new major end items of equipment and sub-systems, including the vehicle armoring and blast protection systems. The U.S. government’s intent to mitigate risk of limitations on producibility and to ensure commonality of armor components produced by multiple sources may negatively influence future manufacturing content and product pricing, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

As a contractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of the federal government contracts that affect how we do business with our clients and may impose added costs on our business. These rules generally favor the U.S. government’s contractual position. For example, these regulations and laws include provisions that subject contracts we have been awarded to:

•	protest or challenge by unsuccessful bidders; and

•	unilateral termination, reduction or modification by the government.

The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the U.S. Department of Defense. Responding to governmental audits, inquiries or investigations (such as the current industry review by the U.S. Department of Justice and the U.S. General Services Administration into the sale to federal agencies of soft body armor containing Zylon®) may involve significant expense and divert management’s attention. Our failure to comply with these or other laws and regulations could result in contract termination, suspension or debarment from contracting with the federal government, civil fines and damages and criminal prosecution and penalties, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our markets are highly competitive, and if we are unable to compete effectively, we will be adversely affected.

The markets in which we operate include a large number of competitors ranging from small businesses to multinational corporations and are highly competitive. Competitors who are larger, better financed and better known than we are may compete more effectively than we can. In order to stay competitive in our industry, we must keep pace with changing technologies and customer preferences. If we are unable to differentiate our services from those of our competitors, our revenues may decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address customer needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can. There is also a significant industry trend towards consolidation, which may result in the emergence of companies which are better able to compete against us. Any such development could have a material adverse effect on our business, financial condition, results of operations and liquidity.

There are limited sources for some of our raw materials, which may significantly curtail our manufacturing operations.

The raw materials that we use in manufacturing ballistic resistant garments, SAPI plates and armored vehicles include: ceramic; steel; SpectraShield®, a patented product of Honeywell, Inc.; Kevlar®, a patented product of E.I. du Pont de Nemours Co., Inc. (‘‘du Pont’’); and Twaron®, a patented product of Teijin. We purchase these materials in the form of woven cloth from five independent weaving companies. In the event du Pont or its licensee in Europe cease, for any reason, to produce or sell Kevlar® to us, we would utilize these other ballistic resistant materials as a substitute. However, neither SpectraShield® nor Twaron®, is expected to become a complete substitute for Kevlar® in the near future. We enjoy a good relationship with our suppliers of Kevlar®, SpectraShield® and Twaron®. Should these materials become unavailable for any reason, we would be unable to replace them with materials of like weight and strength. We use a variety of ceramic materials in the production of SAPI plates and a variety of steels in armoring vehicles. Although we have a number of suppliers that we deal with in obtaining both ceramic and steel supplies, the industry generally, including our operations, is experiencing a limited supply of certain of these materials, which is affecting the quantity of product that we can complete in any given period. In addition, SpectraShield®, the ballistic fiber backing used in a variety of our ballistic applications, including SAPI plates, is currently being rationed by the U.S. Department of Commerce, which could limit the quantity of SAPI plates that we produce in any given period. Thus, if our supply of any of these materials were materially reduced or cut off or if there were a material increase in the prices of these materials, our manufacturing operations could be adversely affected and our costs increased, and our business, financial condition, results of operations and liquidity could be materially adversely affected.

Risks as to rising metal prices may adversely affect our operating margins and results of operations.

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

Our margins could also be negatively impacted by sharp increases in aluminum pricing, which is used in some of our Aerospace & Defense products.

There is a risk that we may experience supply interruptions for certain components used in the manufacture of the FMTV, which could cause delays in production and product deliveries.

The FMTV incorporates engines, transmissions, axles and a number of other components that are specified by the U.S. Army and are available only from the source or sources selected by the U.S. Army. Identifying additional or replacement suppliers approved by the U.S. Army for any of the numerous components used in the FMTV may not be accomplished quickly or on commercially reasonable terms, if at all. In addition to suppliers specified by the U.S. Army, our TVS division of the Aerospace & Defense Group, which manufactures the FMTV, uses other suppliers for certain components of the FMTV, some of which are small businesses that are not well capitalized. In the event TVS is unable to mitigate the impact or find an alternate supplier in a timely manner, significant interruption in the supply of any of these components, for any reason, including insolvency of a supplier, work stoppages at suppliers and transportation interruptions, could involve significant additional costs and result in delays in production and product deliveries and could have a material adverse effect on our results of operations.

Risks associated with Stewart & Stevenson’s former Distributed Energy Solutions business segment and other acquired legacy Stewart & Stevenson liabilities may result in additional unexpected losses until all contractual issues are resolved and remaining obligations are completed.

In the third quarter of Stewart & Stevenson’s fiscal 2003, Stewart & Stevenson announced its plans to exit the turnkey engineering, procurement, and construction, (‘‘EPC’’), activities of the Distributed Energy Solutions segment. Since that time, Stewart & Stevenson has incurred significant losses in the process of exiting this business related to the completion of remaining construction projects, costs to satisfy customer warranty obligations, valuation adjustments related to the liquidation of inventory and costs associated with the settlement of customer disputes. Stewart & Stevenson continues to have substantial risk with respect to the performance on these contracts, including warranty, product performance and other contractual obligations, as well as certain claims and litigation that have arisen against Stewart & Stevenson with respect to contracts entered into in past years. While Stewart & Stevenson has recognized all known estimated losses on these uncompleted contracts, warranty obligations and other customer disputes, continued uncertainty remains related to the execution of the remaining obligations. These uncertainties may result in additional unexpected losses until all contractual issues are resolved and remaining obligations are completed. Stewart & Stevenson is also obligated to execute under certain fixed-price operation and/or maintenance contracts related to previously completed EPC projects, which have terms potentially extending up to five years.

Additionally, in connection with the divestiture of other legacy Stewart & Stevenson businesses, such as TUG, certain contractual, legal, and tax liabilities were retained by Stewart & Stevenson, which we subsequently acquired as part of our purchase of Stewart & Stevenson in May 2006. While Stewart & Stevenson has recognized all known probable and estimated losses on these liabilities, continued uncertainty remains related to such potential exposures. If we are unable to successfully manage and resolve such liabilities within the scope of such recognized losses, such liabilities could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Risks related to our dependence on a third party to provide support services in connection with our disposition of the Engineered Products and Power Products businesses could have a material adverse effect on our business, operating results and financial condition.

In connection with the disposition of Stewart & Stevenson’s Engineered Products and Power Products businesses, including a significant portion of its information technology assets and personnel, Stewart & Stevenson entered into a transition services agreement with the buyer of those businesses pursuant to which the buyer is obligated to provide Stewart & Stevenson certain support services in the areas of information technology, telecommunications, accounting and payroll, record retention, tax compliance assistance and operational support for up to 18 months following the sale of those businesses, depending on the particular service. Because Stewart & Stevenson no longer owns the assets or employs the personnel necessary to perform those services, Stewart & Stevenson is substantially dependent on the buyer to provide such support services. The buyer’s failure to provide these services to Stewart & Stevenson, or failure to arrange for these services to be provided upon the expiration of its agreement with the buyer, in a timely manner, or at all, could have a material adverse effect to our business, operating results and financial condition.

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

We may not be successful in integrating businesses acquired in the future or those recently acquired, into our existing operations. Integration may result in unanticipated liabilities or unforeseen operational difficulties, including, without limitation, not achieving the expected levels of cost savings, and related synergies, which may be material or require a disproportionate amount of management’s attention, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Future acquisitions may result in us incurring additional indebtedness or issuing preferred stock or additional common stock. Competition for acquisition opportunities in the industry may rise, thereby increasing our cost of making acquisitions or causing us to refrain from making further acquisitions. In addition, the terms and conditions of our senior secured credit facility and the indentures governing the 2.00% Senior Subordinated Convertible Notes due November 1, 2024 (‘‘2% Convertible Notes’’) and 8.25% Senior Subordinated Notes due 2013 (‘‘8.25% Notes’’) impose restrictions on us that, among other things, restrict our ability to make acquisitions and adversely affect our ability to execute our acquisition strategy.

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

We may be unable to protect our proprietary technology, including our armor component technologies.

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

Furthermore, we cannot assure you that any pending patent application or trademark application made by us will result in an issued patent or registered trademark, or that, if a patent is issued, it will provide meaningful protection against competitors or competitor technologies. In addition, if we bring or become subject to litigation to defend against claimed infringement of our rights or of the rights of others or to determine the scope and validity of our intellectual property rights, such litigation could result in substantial costs and diversion of our resources, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Unfavorable results in such litigation could also result in the loss or compromise of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties on unfavorable terms, or prevent us from manufacturing or selling our products, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

We may be adversely affected by applicable environmental, health and safety laws and regulations.

We are subject to federal, state, local and foreign laws and regulations governing environment, health and safety (‘‘EHS’’) matters, including those regulating discharges to the air and water, the management of wastes, the control of noise and odors, and the maintenance of a safe and healthy operating environment for our employees. We cannot assure you that we are at all times in complete compliance with all such requirements. Like all companies in our industry, we are subject to potentially significant fines or penalties if we fail to comply with various EHS requirements. Such requirements are complex, change frequently, and could become more stringent in the future. Accordingly, we cannot assure you that these requirements will not change in a manner that will require material capital or operating expenditures or will otherwise have a material adverse effect on us in the future. In addition, we are also subject to environmental laws requiring the investigation and clean-up of environmental contamination. We may be subject to liability, including liability for clean-up costs, if contamination is discovered at one of our current or former facilities, in some circumstances even if such contamination was caused by a third party such as a prior owner. We also may be subject to liability if contamination is discovered at a landfill or other location where we have disposed of wastes, notwithstanding that historic disposal practices may have been in accordance with all applicable requirements. We use Orthochlorabenzalmalononitrile and Chloroacetophenone chemical agents in connection with our production of tear gas, and these chemicals are hazardous and could cause environmental damage if not handled and disposed of properly. Moreover, private parties may bring claims against us based on alleged adverse health impacts or property damage caused by our operations. The amount of liability for cleaning up contamination or defending against private party claims could be material and have a material adverse effect on our business, financial condition, results of operations and liquidity.

Risks Related to Ownership of Our Common Stock

Delaware law may limit possible takeovers.

Our certificate of incorporation makes us subject to the anti-takeover provisions of Section 203 of the General Corporation Law of the State of Delaware. In general, Section 203 prohibits publicly-held Delaware corporations to which it applies from engaging in a ‘‘business combination’’ with an ‘‘interested stockholder’’ for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. This provision could discourage others from bidding for our shares and could, as a result, reduce the likelihood of an increase in our stock price that would otherwise occur if a bidder sought to buy our stock.

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

If our stockholders sell substantial amounts of our Common Stock in the public market, the market price of our Common Stock could fall. These sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate and may require us to issue greater amounts of our Common Stock to finance future acquisitions. Additional shares sold to finance acquisitions may dilute our earnings per share if the new operations’ earnings are disappointing.

Our debt agreements restrict our ability to pay dividends or make other distributions to our stockholders.

We have never declared or paid cash dividends on our Common Stock. Our debt agreements, such as the indenture governing the 2% Convertible Notes, the indenture governing the 8.25% Notes and the Credit Facility, contain certain financial and other covenants that limit, under certain circumstances, our ability to pay dividends or make other distributions to our stockholders. We are permitted to pay dividends and make other distributions to stockholders to the extent we satisfy the conditions, including the financial and other covenants, contained in such documents.

We have $767 million of total debt (short-term, current portion and long-term) as of December 31, 2006.

Our $767 million of total debt as of December 31, 2006, could have important consequences to you and to us. For example:

•	No payment of any kind may be made to our holders of Common Stock without first meeting our obligations under our Credit Facility, the indenture governing our 8.25% Notes and the indenture governing our 2% Convertible Notes;

•	We may have to dedicate a substantial portion of our cash flow from operations to make payments required under our Credit Facility, the 8.25% Notes and the 2% Convertible Notes, reducing the availability of cash flow to fund future capital expenditures, working capital, execution of our growth strategy, research and development costs and other general corporate requirements;

•	We may have limited flexibility in planning for, or reacting to, changes in our business and our industry, which may place us at a competitive disadvantage compared with competitors that have less debt or more financial resources;

•	We may have limited ability to borrow additional funds, even when necessary to maintain adequate liquidity; and

•	The terms of our Credit Facility, the indentures governing the 8.25% Notes and 2% Convertible Notes allow us to incur substantial amounts of additional debt, subject to certain limitations. We might incur additional debt for various reasons, including to pay for additional acquisitions that we may make and assuming debt of companies that we may acquire.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

At December 31, 2006, we operated in 63 locations (including offices, manufacturing facilities, and other facilities) throughout the United States and internationally encompassing approximately 3.4 million square feet.

Our business segments had major operations at the following locations:

•	Aerospace & Defense — Alabama, Arizona, Georgia, Florida, Kentucky, Michigan, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Virginia, England, and Germany.

•	Products — California, Florida, Massachusetts, Michigan, New Hampshire, Texas, Wyoming, Mexico, England, and Switzerland.

•	Mobile Security — Ohio, Brazil, Columbia, Mexico, Venezuela, France, and Germany

•	Corporate & Other — Florida, Virginia, and Texas.

The following table summarizes our approximate square footage by business segment. We believe our manufacturing; warehouse and office facilities are suitable and adequate and afford sufficient manufacturing capacity for our current and anticipated requirements.

(Square feet in millions)	Leased	Owned	Total
Aerospace & Defense	0.8	1.2	2.0
Products	0.3	0.5	0.8
Mobile Security	0.4	0.2	0.6
Corporate	—	—	—
Total	1.5	1.9	3.4

ITEM 3.    LEGAL PROCEEDINGS

Zylon® Matters

In connection with the Florida court-approved settlements in 2004 and 2005 of class action lawsuits filed by police organizations and individual police officers regarding the warranty performance of ballistic-resistant soft body armor (vests) containing Zylon®, and the Third Status Report to the Attorney General on Body Armor Safety Initiative Testing and Activities issued by the United States Department of Justice, National Institute of Justice (‘‘NIJ’’) in August 2005, which substantially modified compliance standards for all ballistic-resistant vests, the Company halted all sales or shipment of any Zylon®-containing vest models effective August 25, 2005 and established a Zylon® Vest Exchange (‘‘ZVE’’) Program to provide a cash or voucher option to those who purchased any Zylon®-containing vests from us through August 29, 2005. Vest exchanges under the ZVE program are continuing, and Note 23 to our Consolidated Financial Statement included elsewhere in this report sets forth information regarding the estimated cost of the ZVE program.

We are also voluntarily cooperating with a request for documents and data received from the Department of Justice, which is reviewing the body armor industry’s use of Zylon®, and a subpoena served by the General Services Administration for information relating to Zylon®. On March 27, 2006, we entered into a tolling agreement with the Department of Justice to toll the statute of limitations until September 30, 2006, with regard to possible civil claims the United States could assert against the Company with respect to certain body armor products made by us which contain Zylon®. On September 26, 2006, we entered into an amendment to this tolling agreement with the Department of Justice that extends the period of the tolling agreement through January 31, 2007. On January 29, 2007, we entered into a second amendment to this tolling agreement with the DOJ that extends the period of the tolling agreement through July 31, 2007.

Administrative Actions

In August 2006 and January 2007, respectively, the U.S. Defense Contract Audit Agency (‘‘DCAA’’) conducted two post-award pricing audits in connection with certain Heavy Truck Vehicle kits delivered by our Aerospace & Defense Group’s subsidiary located in Phoenix, Arizona. As a result, the U.S. Government has submitted administrative claims for approximately $6 million. We also expect subsequent claims in 2007. We believe that these actions are without merit and intend to vigorously defend the claims, and have established a reserve for these claims that we believe to be adequate.

In December 2006, we were notified by the U.S. Department of Commerce, Bureau of Industry and Security (‘‘BIS’’), of potential claims relating to certain exports made by our Products Group between 2002 and 2004 that lacked the appropriate licenses and associated documentation. Discussions with BIS are continuing and are expected to result in a settlement of these claims, which we do not believe will have a material impact on our financial position, operations, and liquidity.

In February 2007, Simula, Inc. entered into an Order of Abatement by Consent (‘‘Consent Order’’) with the Maricopa County Air Quality Department (‘‘MCAQD’’). The Consent Order states that the MCAQD has reason to believe that Simula is operating in violation of Maricopa County Air Pollution Control Regulations. Pursuant to the Consent Order, MCAQD agreed to not seek closure of a Simula facility located in Phoenix, Arizona (the ‘‘Facility’’) and accepted Simula’s updated air permit application and compliance plan with respect to the Facility.

Other Matters

In addition to the above, in the normal course of business and as a result of previous acquisitions, we are subjected to various types of claims and currently have on-going litigation in the areas of product liability, product warranty, general liability, intellectual property, and employment. We are periodically audited by U.S. government personnel for contract and other regulatory compliance, and seek to pro-actively identify, address, and (where appropriate) self-report any governmental compliance issues.

Our products are used in a wide variety of military and law enforcement situations and environments. Some of our products can cause serious personal or property injury or death if not carefully and properly used by adequately trained personnel. We believe that we have adequate insurance coverage for most third-party damage claims that are incurred in the normal course of business. In such cases, the effect on our Consolidated Financial Statements is generally limited to the amount of our insurance deductible or self-insured retention. Our annual insurance premiums and self-insured retention amounts have risen significantly over the past several years and may continue to do so to the extent we are able to purchase insurance coverage.

At this time, except as otherwise provided herein, we do not believe any existing claims or pending litigation will have a material impact on our financial position, operations, and liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $.01 per share (‘‘Common Stock’’), is traded under the symbol ‘‘AH’’ on the New York Stock Exchange (the ‘‘NYSE’’). The following table sets forth the range of high and low sales prices for our Common Stock on the NYSE for the years ended December 31, 2006 and 2005 and for the first quarter of 2007 (through February 22, 2007).

	HIGH	LOW
2007
1st Quarter – through February 22, 2007	$68.07	$54.16
2006
4th Quarter	$60.20	$50.16
3rd Quarter	$58.44	$49.85
2nd Quarter	$65.11	$50.63
1st Quarter	$61.69	$41.06
2005
4th Quarter	$45.59	$40.93
3rd Quarter	$43.86	$38.88
2nd Quarter	$39.93	$33.03
1st Quarter	$47.85	$36.05

HOLDERS

As of February 26, 2007, we had approximately 310 stockholders of record. Only record holders of shares held in ‘‘nominee’’ or street names are included in this number.

DIVIDENDS

We have never declared or paid cash dividends on our Common Stock. Our debt agreements, such as the indenture governing the 2% Convertible Notes, the 8.25% Notes and the Credit Facility, contain certain financial and other covenants that limit, under certain circumstances, our ability to pay dividends or make other distributions to our stockholders. We are permitted to pay dividends and make other distributions to stockholders to the extent we satisfy the conditions, including the financial and other covenants, contained in such documents.

RECENT SALES OF UNREGISTERED SECURITIES

None.

RECENT PURCHASES OF OUR REGISTERED EQUITY SECURITIES

We did not purchase any shares of our Common Stock during the Company’s fourth quarter of 2006.

The description of our equity compensation plans required by Item 201(d) of Regulation S-K is incorporated herein by reference to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Form 10-K.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return (stock price appreciation) of our Common Stock with the cumulative return (including reinvested dividends) of the Standard & Poor’s 600 SmallCap Index, the Russell 3000 Index and certain companies selected in good faith by management which, in management’s view, constitute a representative line-of-business comparison (the ‘‘Peer Group’’). Our returns for the periods since May 2000 have been quoted on the New York Stock Exchange.

The companies comprising the Peer Group are Oshkosh Truck Corp., EDO Corporation, DRS Technologies, Inc., Goodrich Corporation and Alliant Techsystems Inc.

ITEM 6.	SELECTED FINANCIAL DATA

FINANCIAL OVERVIEW

FIVE-YEAR SUMMARY

The table below sets forth a summary of our results of operations and financial condition as of and for the periods then ended.

	2006	2005	2004	2003	2002
	(Amounts in thousands, except per share amounts)
Total revenues(1)	$2,360,884	$1,636,930	$979,683	$365,172	$305,117
Operating income(1)	$239,481	$215,634	$145,715	$35,729	$38,365
Income from continuing operations	$134,562	$132,510	$80,577	$17,006	$21,337
Net income (loss)(2)	$134,562	$132,510	$80,539	$10,886	$(17,689)
Basic income from continuing operations per share	$3.80	$3.83	$2.56	$0.61	$0.70
Diluted income from continuing operations per share	$3.64	$3.70	$2.44	$0.59	$0.69
Basic income (loss) per share	$3.80	$3.83	$2.56	$0.39	$(0.58)
Diluted income (loss) per share	$3.64	$3.70	$2.44	$0.38	$(0.57)

(1)	Revenue and operating income for all periods presented represents revenue from continuing operations only, while net income includes income and losses from discontinued operations.

(2)	Net income for 2006 and 2005 includes a pre-tax charge of $4 million and $20 million, respectively, for the cost of the ZVE (See Item 3, ‘‘Legal Proceedings’’). 2004 net income includes a pre-tax charge of $5 million for the cost of the warranty revision and product exchange program. 2003 and 2002 net income (loss) includes a pre-tax charge for impairment of long-lived assets of discontinued operations of $22 million and $30 million, respectively.

	2006	2005	2004	2003	2002
	(In thousands)
Cash and cash equivalents	$40,313	$471,841	$421,209	$111,926	$16,551
Total assets	$2,318,111	$1,462,862	$1,292,351	$585,626	$367,753
Working capital	$(94,674)	$387,211	$289,578	$168,644	$100,591
Total debt	$767,414	$496,614	$501,128	$191,030	$8,188
Long-term obligations	$600,278	$206,922	$196,929	$168,508	$5,240
Stockholders’ equity	$850,686	$710,582	$565,196	$295,365	$288,077

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words such as ‘‘expects’’, ‘‘anticipates’’, ‘‘intends’’, ‘‘plans’’, ‘‘believes’’, ‘‘estimates’’, ‘‘could be’’ and similar expressions are forward looking statements. Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. For more information, see ‘‘Forward Looking Statements’’ contained in Part I of this report.

Our actual results may differ from those expressed or implied in forward-looking statements. We believe that we are subject to a number of risk factors, including, without limitation: the inherent unpredictability of currency fluctuations; competitive actions, including pricing; the ability to realize cost reductions and operating efficiencies, including the ability to implement headcount reduction programs timely and in a manner that does not unduly disrupt business operations and the ability to identify and to realize other cost-reduction opportunities; general economic and business conditions; our ability to successfully execute changes to operations, such as integration of recent and future acquisitions, without disrupting our operations; and our ability to obtain supplies and raw materials without disruption.

Any forward-looking statements in this report should be evaluated in light of these and other important risk factors listed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K including the accompanying Consolidated Financial Statements.

COMPANY OVERVIEW

We are one of three major original equipment manufacturers (‘‘OEM’’) of tactical wheeled vehicles (‘‘TWV’’) and a leading diversified manufacturer vehicle armoring systems and life safety and survivability products for the military, law enforcement and commercial markets. We are a prime aerospace and defense contractor on a number of key U.S. military programs, and we also provide a broad portfolio of branded security products. Our customers include domestic and international militaries, law enforcement, security and corrections personnel, government agencies, multinational corporations and individuals. In May 2006, we acquired Stewart & Stevenson Services, Inc. (‘‘Stewart & Stevenson’’), which positions us as the leading manufacturer of the Family of Medium Tactical Vehicles (‘‘FMTV’’) for the U.S. military. The acquisition of Stewart & Stevenson also adds over $1.7 billion to our total backlog of $2.6 billion as of December 31, 2006, which enhances our future sales visibility. Our business consists of three principal segments: our Aerospace & Defense Group, our Products Group and our Mobile Security Division.

Aerospace & Defense Group.    The most significant operations within the Aerospace & Defense Group are the manufacturing of FMTV and the armoring of a variety of light, medium and heavy TWV for the military. For example, we design, develop and manufacture ballistic and blast protection armoring systems for a variety of military ground vehicles, including such programs as the ‘‘Up-Armored’’ High Mobility Multi-purpose Wheeled Vehicle (‘‘HMMWV,’’ commonly known as the Humvee) and the Armored Security Vehicle (‘‘ASV’’). The Aerospace & Defense Group also supplies life safety and survivability systems to the U.S. military and major aerospace and defense prime contractors. Our core markets are land, marine and aviation safety and military personnel protection.

The Aerospace & Defense Group develops and supplies personnel equipment, including Small Arms Protective Inserts (‘‘SAPI’’) and other engineered ceramic body armor, helmets, shields and other similar protective and duty equipment. Our products include, among others, Modular Lightweight Load-Carrying Equipment (‘‘MOLLE’’) systems, Outer Tactical Vests (‘‘OTVs’’) and Advanced Combat Helmets (‘‘ACH’’). We are currently the largest supplier of MOLLE systems for the U.S. Army, which is a modular rucksack that can be configured in a number of ways depending on the needs of the military mission. We also manufacture OTVs which, when used with SAPI plates, provide enhanced protection against bullets, mines, grenades and mortar and artillery shells. SAPI plates have been adopted by the U.S. military as a key element of the protective equipment worn by U.S. troops.

Products Group.    Our Products Group manufactures and sells a broad range of high-quality equipment marketed under brand names that are known in the military and law enforcement communities. Products manufactured by this group include concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, handcuffs, emergency lighting products, forensic products, firearms accessories, weapon maintenance products, foldable ladders, backpacks and specialty gloves.

Mobile Security Division.    Our Mobile Security Division, operating under the brand name CENTIGON(TM), manufactures, services, and integrates certified armoring systems into commercial vehicles that are designed to protect against varying degrees of ballistic and blast threats on a global basis. We armor a variety of programs that are available commercially, including custom limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles. Our customers in this business include U.S. federal law enforcement, intelligence and diplomatic agencies, foreign heads of state, multinational corporations, as well as high net worth individuals and cash-in-transit operators.

Discontinued Operations

On July 2, 2004, we sold the security consulting division of our subsidiary New Technology Armor, Inc. (‘‘NTI’’) previously presented in discontinued operations. The remaining division in NTI, consisting primarily of training services, is included as part of the Products Group segment.

Prior to our acquisition of Stewart & Stevenson, it completed the sale of substantially all operating assets and business of its Power Products and Engineered Products segments in January 2006. All remaining costs related to these sales at the time of our acquisition of Stewart & Stevenson have been considered in purchase accounting for the acquisition.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements included in Item 15 of this Form 10-K. We believe our most critical accounting policies include the following:

Revenue recognition.    We record Aerospace & Defense Group revenue related to government contracts, which results principally from fixed price contracts, when persuasive evidence of an arrangement exists, the fee is reasonably determinable, the customer has accepted the product and collectibility is probable. All of these conditions are met, in substantially all cases, when the Department of Defense inspector signs the Material Inspection and Receiving Report indicating acceptance and title transfer.

We record revenue of the remaining Aerospace & Defense Group, Products Group and Mobile Security Division when the product is shipped, except for larger commercial contracts typically longer than four months in length. Revenue from large commercial contracts is recognized on the percentage of completion, units-of-work performed method. Should large commercial contracts be in a loss position, the entire estimated loss would be recognized for the balance of the contract at each period end. Current contracts are profitable and returns are minimal and do not materially affect the Consolidated Financial Statements.

We record service revenue as services are provided on a contract-by-contract basis. Revenues from service contracts are recognized over the term of the contract commensurate with the services being provided.

Receivables.    Receivables consist of amounts billed and currently due from customers, and unbilled costs and accrued profits primarily related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers.

Allowance for Doubtful Accounts.    We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance.

Inventories.    Inventories are stated at the lower of cost or market determined on the actual cost method. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments and progress payments. Such advances and payments are reflected as an offset against the related inventory balances.

Derivative Instruments and Hedging Activities.    We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standard No. 133, ‘‘Accounting for Derivative Instruments and Hedge Activities’’ (‘‘SFAS 133’’) as amended. All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which we hedge changes in an asset’s, liability’s, or firm commitment’s fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item’s fair value. Put options on Company stock are marked to market through the income statement at the end of each period.

Goodwill.    Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill and other intangible assets are stated on the basis of cost. The $890 million in goodwill resulting from acquisitions made by us subsequent to June 30, 2001 was immediately subjected to the non-amortization provisions of Statement of Financial Accounting Standards No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS 142’’). (See also ‘‘Impairment’’ below). The purchase method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value based test prescribed by SFAS 142. We performed our annual assessment of goodwill and determined that no impairment existed as of June 30, 2006.

Patents, licenses and trademarks.    Patents, licenses and trademarks were primarily acquired through acquisitions accounted for by the purchase method of accounting. Such assets are amortized on a straight-line basis over their useful lives. Certain of these assets with indefinite lives are not amortized.

Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’) requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying Consolidated Financial Statements include the carrying value of long-lived assets, valuation allowances for receivables, inventories and deferred income tax assets, liabilities for potential litigation claims and settlements, potential liabilities related to tax filings in the ordinary course of business, the Vest Exchange Program / Warranty Revision accrual, the defined benefit plan liabilities and contract contingencies and obligations. Actual results could differ from those estimates.

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

Impairment.    Long-lived assets, including certain identifiable intangibles and goodwill are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets. The method used to determine the existence of an impairment would be discounted operating cash flows estimated over the remaining useful lives of the related long-lived asset or asset groups. Impairment is measured as the difference between fair value and the unamortized cost at the date an impairment is determined.

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

In accordance with Statement of Financial Accounting Standard No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’ (‘‘SFAS 115’’), we classify our investments in certain equity-based securities as available-for-sale, with unrealized gains and losses excluded from earnings and recorded as a component of comprehensive income or loss. The unrealized holding loss on equity-based securities classified as available-for-sale was $9,000 and $2 million at December 31, 2006 and 2005, respectively. These investments are classified in other assets on the Consolidated Balance Sheets. Declines in fair value below the amortized cost basis of an investment that are determined to be other than temporary are charged to earnings. There were no such other than temporary declines in the years ended December 31, 2006 or 2005.

Stock options and grants.    We recognize the cost of equity classified share-based awards on a straight-line basis over the vesting period of the award. Prior to January 1, 2006, we accounted for our stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’). Excluding modification to stock option agreements, no stock option-based employee compensation cost was recognized in the income statement, as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payments’’ (‘‘FAS 123(R)’’), requiring us to recognize expense related to the fair value of our stock option awards. We adopted the fair value recognition provisions of FAS 123(R), using the modified prospective transition method. Under this transition method, compensation cost recognized during 2006 includes: (a) compensation cost for all equity classified share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated. As a result of adopting FAS 123(R) on January 1, 2006, our income before income taxes for the year ended December 31, 2006, was $4 million lower than if we had continued to account for share-based compensation under APB 25.

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

We have estimated the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. The expected life of the options granted is management’s estimate and represents the period of time that options granted are expected to be outstanding. We currently do not pay dividends. Volatility is based on the historical volatility of our stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each option grant during the years ended December 31, 2006, 2005 and 2004, is estimated on the date of grant with the following weighted-average assumptions:

	2006	2005	2004
Expected life of option	4.5 yrs	5.2 yrs	4.7 yrs
Dividend yield	0%	0%	0%
Volatility	43.6%	48.5%	50.0%
Risk free interest rate	4.72%	4.03%	3.36%

The weighted average fair value of options granted during the years ended December 31, 2006, 2005 and 2004, are as follows:

	2006	2005	2004
	(In thousands, except per share data)
Fair value of each option granted	$22.81	$19.23	$15.57
Total number of options granted	114	1,728	979
Total fair value of all options granted	$2,601	$33,229	$15,243

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

If compensation cost for stock option grants had been determined based on the fair value on the grant dates for the years ended December 31, 2005 and 2004, consistent with the method prescribed by SFAS 123, our net earnings and earnings per share would have been adjusted to the pro-forma amounts indicated below:

	2005	2004
	(In thousands, except per share data)
Net income as reported	$132,510	$80,539
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37,305)	(6,717)
Add: Employee compensation expense for modification of stock option awards included in reported net income, net of income taxes	118	57
Pro-forma net income	$95,323	$73,879
Earnings per share:
Basic – as reported	$3.83	$2.56
Basic – pro forma	$2.75	$2.35
Diluted – as reported	$3.70	$2.44
Diluted – pro forma	$2.66	$2.24

$15 million of the stock-based employee compensation expense determined under the fair value based method for fiscal 2005 is related to accelerated vesting of certain existing stock options and $22 million is related to certain stock options issued in fiscal 2005.

In November 2005, the FASB issued FASB Staff Position (‘‘FSP’’) FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP FAS 123(R)-3 provides an alternative transition method for establishing the beginning balance of the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R) (the ‘‘APIC Pool’’). We have elected to adopt the alternative transition method provided in FSP FAS 123(R)-3 for establishing the beginning balance of the APIC Pool. This method consists of a computational component that establishes a beginning balance of the APIC Pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC Pool of employee awards that are fully vested and outstanding upon the adoption of FAS 123(R).

RESULTS OF OPERATIONS

The following table sets forth selected Consolidated Statements of Operations data as a percentage of total revenues for the periods indicated:

	Fiscal Year
	2006	2005	2004
Revenues:
Aerospace & Defense	81.8%	74.1%	63.9%
Products	13.7%	17.4%	23.4%
Mobile Security	4.5%	8.5%	12.7%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	80.4%	76.3%	72.9%
Cost of vest exchange program / warranty revision	0.2%	1.2%	0.5%
Selling, general and administrative expenses	8.3%	8.5%	10.9%
Amortization	1.0%	0.5%	0.4%
Integration	0.1%	0.2%	0.3%
Other charges	(0.1)%	0.1%	0.1%
Operating income	10.1%	13.2%	14.9%
Interest expense, net	1.3%	0.4%	0.7%
Other (income) expense, net	(0.2)%	(0.2)%	0.2%
Income from continuing operations before provision for income taxes	9.1%	13.0%	14.0%
Provision for income taxes	3.4%	4.9%	5.8%
Income from continuing operations	5.7%	8.1%	8.2%
Loss from discontinued operations, net of income tax benefit	—	—	0.0%
Net income	5.7%	8.1%	8.2%

FISCAL 2006 AS COMPARED TO FISCAL 2005

Total revenues.    Total revenues increased $724 million, or 44%, to $2.4 billion for the year ended December 31, 2006, compared to $1.6 billion for the year ended December 31, 2005. For the year ended December 31, 2006, total revenue increased 15% internally, including period-over-period changes in acquired businesses, and 29% from acquisitions, with no effect from foreign currency movements. Internal revenue growth (decline) represents period-over-period increases or decreases in acquired companies’ current year revenues since the date of acquisition (or up to the anniversary date in the year subsequent to acquisition) versus the comparable prior year period from businesses that were either owned or acquired by us during the periods presented. Our calculation of internal revenue growth takes into consideration pro-forma revenue for relevant periods of acquired entities in determining period-over-period growth.

Aerospace & Defense revenues.    Aerospace & Defense revenues increased $717 million, or 59%, to $1.9 billion for the year ended December 31, 2006, compared to $1.2 billion for the year ended December 31, 2005. Aerospace & Defense revenues increased 22% internally, including period-over-period changes in acquired businesses and increased $447 million, or 37%, from 2006 acquisitions, most notably Stewart & Stevenson in May 2006. Internal growth was primarily due to the following factors:

(1)    We experienced strong demand for the Up-Armored HMMWV, including spare part revenues, as we shipped 10,037 Up-Armored HMMWVs (includes both M1114 and M1151/52 models) in the year ended December 31, 2006, compared to 7,188 for the year ended December 31, 2005, a 40% increase. This increase was partially offset by a 20% decrease in armor components for fielded vehicles including add-on armor kits for the light, medium and heavy tactical truck fleets, compared to the year ended December 31, 2005.

(2)    During the year ended December 31, 2006, we shipped 3,539 FMTV trucks subsequent to the May 25, 2006, Stewart & Stevenson closing date. This compares with 1,551 FMTV trucks shipped by Stewart & Stevenson in the same period last year as we continue to increase production to meet customer demand.

(3)    SAPI plate volume increased as a result of increasing requirements by the U.S. military, the ability of our production base to increase capacity, and our ability to qualify additional sources of supply.

(4)    OTV units, helmet units, and MOLLE revenue increased due to an increase in demand spurred by the continuing conflict in the Middle East.

Products revenues.    Products revenues increased $40 million, or 14%, to $324 million for the year ended December 31, 2006, compared to $284 million for the year ended December 31, 2005. For the year ended December 31, 2006, revenue increased 5% internally, including period-over-period changes in acquired businesses and increased $26 million, or 9%, from the acquisition of the law enforcement business of Second Chance, acquired in July 2005, Projectina, acquired in April 2006, and Hiatts, acquired in July 2006. Internal growth was primarily driven by strong domestic sales of body armor resulting primarily from our investment in an expanded sales force. Also, contributing to the internal growth were strong sales within our automotive and forensics’ product lines. This overall growth was offset in part by declining international sales of body armor into Iraq.

Mobile Security revenues.    Mobile Security revenues decreased $33 million, or 24%, to $106 million for the year ended December 31, 2006, compared to $139 million for the year ended December 31, 2005. Commercial vehicle shipments decreased 12%, to 1,450 vehicles for the year ended December 31, 2006, compared to 1,644 vehicles for the year ended December 31, 2005. The Mobile Security’s internal revenue decline was primarily the result of model year changes for the Suburban and the S-Class Mercedes and delayed spending by governmental buyers, including the Iraqi government.

Gross margins.    Margins increased $75 million, or 19%, to $463 million for the year ended December 31, 2006, compared to $388 million for the year ended December 31, 2005. As a percentage of total revenues, margins decreased to 19.6% of total revenues for the year ended December 31, 2006, from 23.7% for the year ended December 31, 2005.

Gross margins in Aerospace & Defense were 16.3% for the year ended December 31, 2006, compared to 20.7% for the year ended December 31, 2005. This reduction was primarily due to the acquisition of Stewart & Stevenson, which operates at lower gross margins.

Gross margins in Products were 39.4% for the year ended December 31, 2006, compared to 37.0% for the year ended December 31, 2005. Gross margin improvement reflects select selling price increases, continued expansion of lean manufacturing initiatives, increased utilization of our lower-cost manufacturing plants, and improved outsourcing of externally manufactured products.

Gross margins in Mobile Security were 19.0% in the year ended December 31, 2006, compared to 22.7% for the year ended December 31, 2005. The decrease in margins was primarily due to decreased overhead absorption caused by reduced production throughput, as well as a less profitable sales mix.

Costs of exchange program/warranty revision.    As a result of our voluntary Zylon® Vest Exchange Program relating to our Zylon®-vests, we recorded a pre-tax charge of $4 million and $20 million in the years ended December 31, 2006 and 2005, respectively. The $4 million charge incurred in 2006 resulted from higher redemption rate estimates on our existing Zylon® vest replacement program. The $20 million charge incurred in 2005 includes originally estimated exchange program costs and inventory write-offs. This liability has been classified in accrued expenses and other current liabilities on the Consolidated Balance Sheet.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $57 million, or 41%, to $197 million (8.3% of total revenues) for the year ended December 31, 2006, compared to $139 million (8.5% of total revenues) for the year ended December 31, 2005. The increase was primarily due to the acquisitions of Stewart & Stevenson, Second Chance Body Armor and Projectina, which added $33 million; increased selling and marketing expenses; increased research and development expense; and increased legal related expenses.

Aerospace & Defense selling, general and administrative expenses increased $37 million, or 101%, to $73 million (3.8% of Aerospace & Defense revenues) for the year ended December 31, 2006, compared to $37 million (3.0% of Aerospace & Defense revenues) for the year ended December 31, 2005. The increase in selling, general and administrative expenses was primarily due to the acquisition of Stewart and Stevenson, increased research and development expense, increased legal related expenses, and other administrative expenses as a result of the increased size of the business. We expect Stewart & Stevenson’s operating expenses as a percentage of sales to decrease over the next 12 months as we eliminate overhead associated with Stewart & Stevenson’s legacy businesses, which have been sold or discontinued and the old public company infrastructure.

Products selling, general and administrative expenses increased $14 million, or 25%, to $72 million (22.1% of Products revenues) for the year ended December 31, 2006, compared to $57 million (20.2% of Products revenues) for the year ended December 31, 2005. This increase reflects the impact of acquisitions, which amounted to $6 million, and our decisions late in 2005 to expand our sales force and increase our investment in sales training and marketing.

Mobile Security selling, general and administrative expenses were flat at $16 million (15.3% of Mobile Security revenues) for the year ended December 31, 2006, compared to $16 million (11.7% of Mobile Security revenues) for the year ended December 31, 2005. Decreased incentive compensation was largely offset by global marketing programs launched with the introduction of the new brand, Centigon. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to the decrease in revenues.

Corporate general and administrative expenses increased $7 million, or 23%, to $36 million (1.5% of total revenues) for the year ended December 31, 2006, compared to $29 million (1.8% of total revenues) for the year ended December 31, 2005. This increase in general and administrative expenses was primarily associated with increased incentive provisions, higher professional fees, the adoption of FAS 123(R) (expensing of stock options) and an increase in general IT spending.

Amortization.    Amortization expense increased $14 million, or 161%, to $22 million for the year ended December 31, 2006, compared to $9 million for the year ended December 31, 2005, primarily due to the acquisition of Stewart and Stevenson in May 2006. Amortization expense is related to patents and trademarks with finite lives, and acquired amortizable intangible assets that meet the criteria for recognition as an asset apart from goodwill under SFAS 141.

Integration.    Integration expense decreased $1 million, or 32%, to $3 million for the year ended December 31, 2006, compared to $4 million for the year ended December 31, 2005. Included in integration in fiscal 2006 were charges for the integration of Second Chance, Projectina, Stewart & Stevenson, Hiatts, and Schroth, as well as professional fees and other due diligence costs related to acquisitions that were not consummated. Included in integration in fiscal 2005 were charges primarily related to Kleen-Bore, Specialty Defense, Bianchi, and Second Chance.

Other (credits) charges.    Other (credits) charges for the year ended December 31, 2006 included ($2 million) for a reversal of a previously recorded expense relating to an export fine that we recently settled for an inconsequential amount. Other charges for the year ended December 31, 2005 were $1 million.

Operating income.    Operating income increased $24 million, or 11%, to $239 million for the year ended December 31, 2006, compared to $216 million in the year ended December 31, 2005, due to the factors discussed above.

Interest expense, net.    Interest expense, net, increased $24 million, or 380%, to $30 million for the year ended December 31, 2006, compared to $6 million for the year ended December 31, 2005. This increase is primarily due to the use of the majority of our investment balances to acquire Stewart & Stevenson thus reducing related interest income and adding additional borrowings under our new Credit Facility for the acquisition. In addition, during 2006, we wrote off $5 million of previously capitalized loan costs on our 2% Convertible Notes as during the three months ended March 31, 2006, the average of the closing prices of our common stock on each of the last ten trading days of the quarter exceeded our conversion price of $54.01, effectively accelerating the first put date to the first quarter of 2006.

Other income, net.    Other income, net, increased $1 million, or 25%, to $5 million for the year ended December 31, 2006, compared to $4 million for the year ended December 31, 2005. Other income, net for the year ended December 31, 2006, relates primarily to a gain on sale of land, a legal settlement, the expiration of our unexercised 1 million previously announced put option contracts on Company stock and dividends received on our equity based securities. Other income, net, for the year ended December 31, 2005, relates primarily to an increase in the fair market value of our previously announced put option contracts, net of a non-operating asset write-off.

Income before provision for income taxes.    Income before provision for income taxes increased $1 million, or 0.4%, to $214 million for the year ended December 31, 2006, compared to $213 million for the year ended December 31, 2005, due to the factors discussed above.

Provision for income taxes.    Provision for income taxes was $80 million for the year ended December 31, 2006, compared to $81 million for the year ended December 31, 2005. The effective tax rate was 37.2% for the year ended December 31, 2006, compared to 37.9% for the year ended December 31, 2005. The decreased tax rate relates primarily to the benefit associated with the reduction in the capital loss carryforward valuation allowance related to the gain on the sale of land, the reversal of a previously non-deductible accrual and an increase in our U.S. manufacturing tax deduction.

Net income.    Net income increased $2 million, or 2%, to $135 million in the year ended December 31, 2006, compared to $133 million in the year ended December 31, 2005, due to the factors discussed above.

FISCAL 2005 AS COMPARED TO FISCAL 2004

Continuing Operations

Total revenues.    Total revenues increased $657 million, or 67%, to $1,637 million in fiscal 2005, compared to $980 million in fiscal 2004. For fiscal 2005, total revenue increased $527 million, or 54%, internally, including year-over-year changes in acquired businesses, and $131 million, or 13%, due to acquisitions. Internal revenue growth (decline) represents period-over-period increases or decreases in acquired companies’ current year revenues since the date of acquisition (or up to the anniversary date in the year subsequent to acquisition) versus the comparable prior year period from businesses that were either owned or acquired by us during the periods presented. Our calculation of internal revenue growth takes into consideration pro-forma revenue for relevant periods of acquired entities in determining period-over-period growth.

Aerospace & Defense Group revenues.    Aerospace & Defense Group revenues increased $587 million, or 94%, to $1,213 million in fiscal 2005, compared to $626 million in fiscal 2004. For fiscal 2005, Aerospace & Defense Group revenue increased $518 million, or 83%, internally, including year-over-year changes in acquired businesses and $69 million, or 11%, from the acquisition of Specialty Defense in November 2004 and the OTV business of Second Chance acquired in July 2005. Our calculation of acquired growth is the amount of current year revenue equal to the prior year revenue before our acquisition of the acquired company. Internal growth was primarily due to the following factors:

(1) We experienced strong demand for the Up-Armored HMMWV, including spare part revenues, as we shipped 6,684 M1114 Up-Armored HMMWVs in fiscal 2005, compared to 3,945 in fiscal 2004, a 69% increase.

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

Products Group revenues.    Products Group revenues increased $56 million, or 24%, to $284 million in fiscal 2005, compared to $229 million in fiscal 2004. For fiscal 2005, Products Group revenue decreased $6 million, or 3%, internally including period-over-period changes in acquired businesses, and increased $62 million, or 27%, from the acquisitions of Bianchi International, which was completed during the fourth quarter 2004, Kleen Bore, Inc., which was completed during the third quarter of 2004, and the law enforcement business of Second Chance, acquired in July 2005. Internal growth was negative due to the decline in sales of ballistic reinforced enclosures for the nuclear power industry, large one-time, non-recurring sales of ballistic plates in 2004, and a decline in our less lethal business attributable to non-recurring, large government orders. Excluding the acquisition of Second Chance, which was purchased out of bankruptcy and had experienced legal and financial troubles, Products Group internal revenue growth was 0.3%. Also, the growth of body armor slowed domestically due to: (1) industry concerns regarding Zylon® and the NIJ’s decertification of all Zylon® containing body armor, and (2) the impact of shortages in the supply of ballistic material.

Mobile Security revenues.    Mobile Security Division revenues increased $15 million, or 12%, to $140 million in fiscal 2005, compared to $125 million in fiscal 2004, primarily due to the increasing threat of terrorism. Commercial vehicle shipments increased 17%, to 1,644 vehicles in fiscal 2005 compared to 1,402 vehicles in fiscal 2004. All of Mobile Security Division’s revenue growth was internal.

Gross margins.    Margins increased $123 million, or 46%, to $388 million for fiscal 2005, compared to $265 million for fiscal 2004. As a percentage of total revenues, gross margin decreased to 23.7% of total revenues for fiscal 2005, from 27.1% for fiscal 2004.

Gross margins in the Aerospace & Defense Group were 20.7% for fiscal 2005, compared to 25.4% for fiscal 2004, primarily due to: (1) lower selling prices on M1114 Up-Armored HMMWVs effective in mid-2004; (2) an increased mix of lower margin armor kits; and (3) a temporary decline in gross margins on SAPI plates due to incremental costs incurred in the design, manufacture and delivery of updated plates.

Gross margins in the Products Group were 37.0% for fiscal 2005, compared to 35.2% for fiscal 2004. The improvement in gross margins is primarily related to product mix, a shift in production to lower cost manufacturing facilities, and additional inventory provisions in 2004.

Gross margins in the Mobile Security Division were 22.7% in fiscal 2005, compared to 20.9% for fiscal 2004. The improvement is a result of an improved product mix and manufacturing efficiencies.

Cost of vest exchange program/warranty revision.    As a result of our voluntary Zylon® Vest Exchange Program relating to our Zylon®-vests, we recorded a pre-tax charge of $20 million in fiscal 2005. This charge includes estimated exchange program costs and inventory write-offs. Through December 31, 2005, we incurred $3 million and had a remaining liability of $19 million, which includes $1 million remaining from the superseded 2004 warranty revision and product exchange program. This liability has been classified in accrued expenses and other current liabilities on the Consolidated Balance Sheet at December 31, 2005. As a result of our fiscal 2004 warranty revision and product exchange program relating to our Zylon®-containing vests, we recorded a net pre-tax charge of $5 million, which includes all the legal costs associated with the class action lawsuits settled in 2004. The warranty revision and product exchange program has been superseded by the vest exchange program.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $33 million, or 31%, to $139 million (8.5% of total revenues) for fiscal 2005, compared to $107 million (10.9% of total revenues) for fiscal 2004. The decrease as a percentage of revenues was largely a function of our ability to achieve scale as revenues have increased, and the fourth quarter of 2004 acquisition of Specialty Defense, which operates with lower selling, general and administrative expenses as a percentage of revenues than the Products Group and the Mobile Security Division.

Aerospace & Defense Group selling, general and administrative expenses increased $13 million, or 53%, to $37 million (3.0% of Aerospace & Defense Group revenues) for fiscal 2005, compared to $24 million (3.8% of Aerospace & Defense Group revenues) for fiscal 2004. The increase in selling, general and administrative expenses is due primarily to additional expenses associated as a result of the acquisition of Specialty Defense in November 2004, increased research and development expense, and an increase in administrative expenses as a result of increased production of the M1114 Up-Armored HMMWV, M1151/52 kits and supplemental armor for other military vehicles. The decrease in selling, general and administrative expenses as a percentage of revenue was due to leveraging these expenses over a larger revenue base.

Products Group selling, general and administrative expenses increased $13 million, or 30%, to $57 million (20.2% of Products Group revenues) for fiscal 2005, compared to $44 million (19.3% of Products Group revenues) for fiscal 2004. The increase is primarily due to the impact of acquisitions, which amounted to $11 million of the increase, as well as increased marketing and advertising expenses, and management severance expenses.

Mobile Security Division selling, general and administrative expenses increased $2 million, or 10%, to $16 million (11.7% of Mobile Security Division revenues) for fiscal 2005, compared to $15 million (11.9% of Mobile Security Division revenues) for fiscal 2004. The increase in expense was primarily due to increased research and development costs, increased selling and marketing costs for the roll out of the CENTIGON(TM) brand name, and the negative impact of a weaker U.S. dollar when converting foreign based expenses to U.S. dollars. The increase in expenses as a percentage of revenues was due to the non-recurring nature of the roll-out costs of the CENTIGON(TM) brand name and the additional research and development costs.

Corporate general and administrative expenses increased $5 million, or 21%, to $29 million (1.8% of total revenues) for fiscal 2005, compared to $24 million (2.4% of total revenues) for fiscal 2004. This increase in administrative expenses is associated with the overall growth of the Company, including increased travel expenses, bonus expense, pension expense, accounting fees, legal fees, hiring costs, the acceleration of performance-based, long term restricted stock awards granted to certain executives in 2002, and insurance expenses.

Amortization.    Amortization expense increased $4 million, or 103%, to $9 million for fiscal 2005, compared to $4 million for fiscal 2004, primarily due to the amortization of certain intangible assets acquired as part of the acquisitions of Second Chance in July 2005, Bianchi in December 2004 and Specialty Defense in November 2004.

Integration.    Integration expense increased $1 million, or 43%, to $4 million for fiscal 2005, compared to $3 million for fiscal 2004. Integration expense in fiscal 2005 primarily included charges for the integration of Second Chance, which was acquired in July 2005, and Specialty Defense and Bianchi, which were acquired in the fourth quarter of 2004. Integration expense in fiscal 2004 primarily included charges for integration related to the acquisitions of Simula and Hatch Imports, which were acquired in the fourth quarter of 2003.

Other charges.    Other charges for fiscal 2005 were $1 million. Other charges for fiscal 2004 were $1 million. Other charges in fiscal 2004 included an impairment charge of $1 million to reduce the carrying value of the remaining portion of NTI to its estimated fair value.

Operating income.    Operating income increased $70 million, or 48%, to $216 million for fiscal 2005, compared to $146 million in fiscal 2004, due to the factors discussed above.

Interest expense, net.    Interest expense, net, decreased $495,000, or 7%, to $6 million for fiscal 2005, compared to $7 million for fiscal 2004. This decrease is primarily due to an increase in interest income generated from the increase in investment yield from higher interest rates and the increase in investment balances primarily resulting from our 2% Convertible Notes offering in the fourth quarter of 2004 and positive operating cash flow. This increase is partially offset by an increase in interest expense as a result of the issuance of the 2% Convertible Notes and the increase in the six-month LIBOR. On September 2, 2003, we entered into interest rate swap agreements that effectively exchanged the 8.25% fixed rate on the 8.25% Notes for a variable rate of six-month LIBOR (4.7% at December 31, 2005, and 2.8% at December 31, 2004), set in arrears, plus a spread of 2.735% to 2.75%.

Other income and expense, net.    Other income, net, which was $4 million for fiscal 2005, relates primarily to the expiration of unexercised put option contracts on Common Stock previously sold by us as well as an increase in the fair market value of 1 million new put option contracts on Common Stock we entered into, which expired unexercised in February 2006. Of the $6 million in other income related to the sale of put options on Common Stock in fiscal 2005, $5 million related to the expiration of the 2.5 million unexercised put options. The other income is partially offset by a non-cash asset impairment, loss on disposal of fixed assets and losses related to foreign currency transactions. Other expense, net, of $2 million for fiscal 2004, relates primarily to a non-cash, asset impairment, loss on disposal of fixed assets and losses related to foreign currency fluctuations.

Income before provision for income taxes.    Income before provision for income taxes increased $76 million, or 56%, to $213 million for fiscal 2005, compared to $137 million for fiscal 2004, due to the reasons discussed above.

Provision for income taxes.    Provision for income taxes was $81 million for fiscal 2005, compared to $56 million for fiscal 2004. The effective tax rate was 37.9% for fiscal 2005, compared to 41.2% for fiscal 2004. The decreased tax rate relates primarily to the non-taxable, fair market gain on put options sold on Company stock in fiscal 2005, and the non-tax deductible charge due to the accelerated vesting of performance based, long-term restricted stock awards during fiscal 2004.

Net income.    Net income increased $52 million, or 65%, to $133 million for fiscal 2005, compared to $81 million for fiscal 2004, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

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

The Credit Facility establishes a commitment to the Company to provide up to $825 million in the aggregate of loans and other financial accommodations consisting of (i) a five year senior secured revolving credit facility in an aggregate principal amount of up to $425 million (the ‘‘Revolving Facility’’), (ii) a five year senior secured term loan in an aggregate principal amount of $100 million (the ‘‘Term Loan’’), and (iii) a thirty day senior secured interim term loan in aggregate principal amount of $300 million (the ‘‘Interim Term Loan’’). The Revolving Facility, Term Loan and Interim Term Loan make up the ‘‘Senior Secured Facilities’’. The Revolving Facility includes a sublimit of up to an aggregate amount of $75 million in letters of credit and a sublimit of up to an aggregate of $20 million in swing line loans. As of December 31, 2006, we had $253 million in availability under our Credit Facility excluding $23 million in outstanding letters of credit.

All borrowings under the Credit Facility will bear interest at either (i) a rate equal to LIBOR, plus an applicable margin ranging from 0.875% to 1.5%, depending on certain conditions, or (ii) an alternate base rate which will be the higher of (a) the Federal Funds rate plus 0.50% or (b) the Wachovia prime rate, plus an additional margin ranging from 0.0% to 0.25% depending on certain conditions. On December 31, 2006 the interest rate for borrowings under our Credit Facility was 6.62%.

The Credit Facility is guaranteed by certain of our direct and indirect domestic subsidiaries and is secured by, among other things, (a) a pledge of (i) all of the issued and outstanding shares of stock or other equity interests of certain of our direct and indirect domestic subsidiaries, (ii) 65% of the issued and outstanding shares of voting stock or other voting equity interests of certain of Armor’s direct and indirect foreign subsidiaries, and (iii) 100% of the issued and outstanding shares of nonvoting stock or other nonvoting equity interests of certain of our direct and indirect foreign subsidiaries pursuant to a pledge agreement delivered in connection with the Credit Facility (the ‘‘Pledge Agreement’’) and (b) a first priority perfected security interest on certain of our domestic assets and certain domestic assets of certain of our direct and indirect domestic subsidiaries pursuant to a security agreement delivered in connection with the Credit Facility (the ‘‘Security Agreement’’).

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

In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to a maximum 3.2 million shares of our common stock. In February 2003, the Board of Directors increased this stock repurchase program to authorize the repurchase, from time to time depending upon market conditions and other factors, of up to an additional 4.4 million shares. On March 25, 2005, our Board of Directors increased our existing stock repurchase program to enable us to repurchase, from time to time depending upon market conditions and other factors, up to an additional 3.5 million shares of its outstanding common stock. Through February 22, 2007, we repurchased 3.8 million shares of our common stock under the stock repurchase program at an average price of $12.49 per share, leaving us with the ability to repurchase up to an additional 7.3 million shares of our common stock. We did not repurchase any shares in fiscal 2006 or fiscal 2005. Repurchases may be made in the open market, in privately negotiated transactions utilizing various hedging mechanisms including, among others, the sale to third parties of put options on our common stock, or otherwise. At December 31, 2006, we had 35.5 million shares of common stock outstanding.

During fiscal 2005, we sold put options in various private transactions covering 3.5 million shares of Company stock for $7 million in premiums. During fiscal 2005, put options covering 2.5 million shares of Company stock expired unexercised leaving outstanding put options covering 1 million shares outstanding (2.8% of outstanding shares at December 31, 2005) at a weighted average strike price of $40.00 per share. In February 2006, the remaining outstanding put options covering 1 million shares expired unexercised. Accordingly, we recognized $710,000 in other income, net, in fiscal 2006. In fiscal 2005, we recognized fair value gains of $6 million recorded in other income, net, of which $5 million was recognized on the 2.5 million previously expired and unexercised put options. The fair values of the put options of Company stock are obtained from our counter-parties and represent the estimated amount we would have received or paid to terminate the put options, taking into account the consideration we received for the sale of the put options. We had no outstanding put options on Company stock remaining as of December 31, 2006.

We expect to continue our policy of repurchasing our Common Stock from time to time, subject to the restrictions contained in our Credit Facility; the indenture governing the 8.25% Notes, the indenture governing the 2% Convertible Notes and applicable law. Our Credit Facility permits us to repurchase shares of our Common Stock with no limitation if, on a pro forma basis (as such term is defined in the Credit Facility) after giving effect to a repurchase, (i) our total leverage ratio (as such term is defined in the Credit Facility) is not more than 4.25 to 1.0, (ii) our senior leverage ratio (as such term is defined in the Credit Facility) is no more than 3.00 to 1.0 and (iii) no default or event of default exists or would exist under the Credit Facility after giving effect to such repurchase. As of December 31, 2006 such ratios were 2.82 and 1.11, respectively. Our existing indentures governing the 8.25% Notes and the 2% Convertible Notes also permit us to repurchase shares of our Common Stock, subject to certain limitations, as long as we satisfy the conditions to such repurchase contained therein.

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

On September 2, 2003, we entered into interest rate swap agreements, which have been designated as fair value hedges as defined under SFAS 133 with a notional amount totaling $150 million. The agreements were entered into to exchange the fixed interest rate on our 8.25% Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth day of February and August. The agreements are subject to other terms and conditions common to transactions of this type. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. At December 31, 2005, there was a $1 million asset included in other assets, which, as a result of the change in fair value, is a $283,000 hedge asset at December 31, 2006. The agreements are deemed to be a perfectly effective fair value hedge, and, therefore, qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

As of December 31, 2006, we were in compliance with all of our negative and affirmative covenants contained in the Credit Facility and the indentures governing the 8.25% Notes and the 2% Convertible Notes.

Working capital was ($95) million and $387 million as of December 31, 2006 and 2005, respectively. The decrease in working capital is a function of the reduction in cash from the purchase of Stewart & Stevenson and the increase in accrued liabilities from unearned revenue at Stewart & Stevenson. In addition, the short-term classification of our $344 million in Convertible Notes due November 1, 2024, in accordance with U.S. GAAP, reduces our working capital at both year ends.

Net cash provided by operating activities was $139 million for fiscal 2006, compared to $135 million for fiscal 2005. Net cash provided by operating activities increased as a result of a reduction in uses of working capital. Net cash used in investing activities was $825 million for fiscal 2006, compared to $102 million for fiscal 2005. The increase was primarily due to the acquisition of Stewart & Stevenson and increased capital expenditures to support the revenue growth in the Aerospace & Defense Group. Net cash provided by financing activities was $254 million for fiscal 2006, compared to $19 million for fiscal 2005. The increase was primarily due to increased borrowings under our new Senior Credit facility.

Our capital expenditures for fiscal 2006, were $34 million. Such expenditures included additional manufacturing, office space, manufacturing machinery and equipment, leasehold improvements, information technology and communications infrastructure equipment. Our fiscal 2007 capital expenditures are expected to be approximately $100 to $120 million.

We anticipate that the cash on hand, cash generated from operations, and available borrowings under the Credit Facility will enable us to meet liquidity, working capital and capital expenditure requirements during the next 12 months. We may, however, require additional financing to pursue our strategy of growth through acquisitions, and we are continuously exploring alternatives. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘ FIN 48’’), an interpretation of FASB Statement of Financial Accounting Standards No. 109 ‘‘Accounting for Income Taxes’’(‘‘SFAS 109’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is currently evaluating the effect of FIN 48 on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) 157, ‘‘Fair Value Measurements.’’ SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

Recently Adopted Standards.

In September 2006, the FASB issued SFAS 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.’’ This Statement, effective for December 2006, requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

This statement results in changes in the balance sheet recognition of defined benefit plans but does not change the measurement of plan assets and obligations and the measurement of benefit expense in the statement of income. In accordance with the Statement, prior period Consolidated Financial Statements were not restated. See Note 19 in our Consolidated Financial Statements for a comparison of assets and liabilities related to defined benefit plans in the Company’s 2006 Consolidated Balance Sheet, compared with their recognition in the 2005 Consolidated Balance Sheet under the prior rules.

Further, under this Statement, before the end of 2008, we must change our current October measurement date for valuation of plan assets and projected benefit obligations to our December fiscal year-end date for one of our noncontributory defined benefit pension plan.

INFLATION

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our revenue or profitability. Historically, we have been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

OFF BALANCE SHEET ARRANGEMENTS

On September 24, 2004, we entered into an off-balance sheet leasing arrangement for an aircraft for Company use. Upon expiration of this lease on September 24, 2009, a subsidiary of the Company has the option to renew the lease at fair market value subject to approval by the lessor, or, buy the aircraft for approximately $10 million, or return the aircraft to the lessor and, under a guarantee, pay any shortfall in sales proceeds from a third party in an amount not to exceed $8 million. Annual rental expense related to this agreement is approximately $1 million. Excluding this leasing arrangement, we do not have any off balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations as of December 31, 2006:

Contractual Obligations	Payment due by period
	(In thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years(1)
Long-term debt obligations	$423,787	$4,337	$19,663	$250,580	$149,207
Operating lease obligations	39,865	9,340	12,124	6,490	11,911
Other long-term liabilities	58,027	8,913	19,089	18,537	11,488
Total	$521,679	$22,590	$50,876	$275,607	$172,606

(1)	Excludes $342 million of convertible debt outstanding at December 31, 2006. See Note 9 to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

MARKET RATE RISK

The following discussion about our market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. For more information see ‘‘Forward Looking Statements’’ contained in Part I of this report. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security price risk as a result of the sale of put options on our Company stock.

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

On September 2, 2003, we entered into interest rate swap agreements in which we effectively exchanged the $150 million fixed rate 8.25% interest on the senior subordinated notes for variable rates in the notional amount of $80 million, $50 million, and $20 million at six-month LIBOR, set in arrears, plus 2.75%, 2.75%, and 2.735%, respectively. The agreements involve receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The variable interest rates are fixed semi-annually on the fifteenth day of February and August each year through maturity. The six-month LIBOR rate was 5.38% on February 22, 2007. The maturity dates of the interest rate swap agreements match those of the underlying debt. Our objective for entering into these interest rate swaps was to reduce our exposure to changes in the fair value of senior subordinated notes and to obtain variable rate financing at an attractive cost. Changes in the six-month LIBOR would affect our earnings either positively or negatively. An assumed 100 basis point increase in the six-month LIBOR would increase our interest obligations under the interest rate swaps and Senior Credit facility by approximately $2 million and $3 million, respectively, for a twelve month period.

In accordance with SFAS 133, we designated the interest rate swap agreements as perfectly effective fair value hedges and, accordingly, use the short-cut method of evaluating effectiveness. As permitted by the short-cut method, the change in fair value of the interest rate swaps will be reflected in earnings and an equivalent amount will be reflected as a change in the carrying value of the swaps, with an offset to earnings. There is no ineffectiveness to be recorded. At December 31, 2005, there was a $1 million hedge asset included in other assets, which, as a result of the change in fair value, is a $283,000 hedge asset at December 31, 2006.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Armor Holdings, Inc., together with its consolidated subsidiaries (the ‘‘Company’’), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the firm’s Consolidated Financial Statements for external reporting purposes in accordance with U.S. GAAP.

As of the end of the Company’s 2006 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006, is effective.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company, (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our Consolidated Financial Statements.

ATTESTATION REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP, our independent registered certified public accounting firm that audited the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2006, has audited our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in their report which appears on page F-2.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE
UNDER EQUITY COMPENSATION PLANS

The table below shows the number of options and range of exercise prices we granted to various employees and directors during our fiscal year ended December 31, 2006 under our 2005 Stock Incentive Plan.

Plan Name	Number of Grants	Grant Price Ranges
2005 Stock Incentive Plan	114,000	$45.26 - $57.12

The following table sets forth certain information regarding our equity plans at December 31, 2006.

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	3,667,260	$32.92	2,133,500
Equity compensation plans not approved by security holders	—	N/A	0
Total	3,667,260

We have two non-qualified equity plans, the 2002 Executive Stock Plan and the 1998 Stock Option Plan, that have not been approved by stockholders. The 2002 Executive Stock Plan provides for the grant of a total of 470,000 stock options and stock awards to our key employees. The Board of Directors, or a committee designated by the Board consisting of two or more independent directors, is authorized to set the price and terms and conditions of the options and awards granted under the 2002 Executive Stock Plan. Options under the 2002 Executive Stock Plan are substantially the same as the 2002 Stock Incentive Plan except that we may only grant non-qualified stock options under the 2002 Executive Stock Plan. The 2002 Executive Stock Plan was adopted on March 13, 2002 and all shares available for grant under the 2002 Executive Stock Plan were granted to our executive officers effective March 13, 2002.

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

The information called for pursuant to this Part III, Items 10, 11, 13 and 14 is incorporated by reference from our definitive proxy statement, which we intend to file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2006.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following Consolidated Financial Statements (which appear sequentially beginning at page number F-1) are included in this report on Form 10-K.

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Consolidated Statements of Cash Flow

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

Financial statement schedules not listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
+2.1	Stock Purchase Agreement, dated as of April 20, 2001, by and among Armor Holdings, Inc., Bengal Acquisition Corp., The Kroll-O’Gara Company, O’Gara-Hess & Eisenhardt Armoring Company, The O’Gara Company, and O’Gara Security Associates, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated April 20, 2001).
+2.2	Amendment dated as of August 20, 2001 to the Stock Purchase Agreement, dated as of April 20, 2001, by and among Armor Holdings, Inc., Bengal Acquisition Corp., The Kroll-O’Gara Company, O’Gara-Hess & Eisenhardt Armoring Company, The O’Gara Company, and O’Gara Security Associates, Inc. (filed as Exhibit 2.2 to our Current Report on Form 8-K dated August 22, 2001).
+2.3	Amendment dated as of August 21, 2001 to the Stock Purchase Agreement, dated as of April 20, 2001, by and among Armor Holdings, Inc., Bengal Acquisition Corp., The Kroll-O’Gara Company, O’Gara-Hess & Eisenhardt Armoring Company, The O’Gara Company, and O’Gara Security Associates, Inc. (filed as Exhibit 2.3 to our Current Report on Form 8-K dated August 23, 2001).
+2.4	Agreement and Plan of Merger dated as of August 29, 2003 by and among Armor Holdings, Inc., AHI Bulletproof Acquisition Corp., and Simula, Inc. (filed as Appendix A to our Registration Statement on Form S-4 filed with the Commission on September 23, 2003).
+2.5	Agreement and Plan of Merger, dated as of September 28, 2004, by and among Armor Holdings, Inc., Specialty Acquisition Corp., The Specialty Group, Inc., and Joseph F. Murray, Jr. and John P. Sweeney, as the Shareholders’ Agent (filed as Exhibit 2.1 to our Current Report on Form 8−K filed on October 4, 2004).

Exhibit No.	Description
+2.6	Stock Purchase Agreement, dated as of November 5, 2004, by and among Armor Holdings Products, L.L.C., Jack B. Corwin, as Trustee of the Jack B. Corwin Revocable Trust dated June 26, 1992, Gary W. French, as Trustee of the Gary W. and Carol D. French Revocable Trust dated December 31, 1999, Gary W. French, as Trustee of the French Family Irrevocable Trust dated December 31, 1999, Bianchi International, AccuCase, LLC, Bianchi Gunleather and Leather Products Co., Inc., Armor Holdings, Inc., Jack B. Corwin and Gary W. French (filed as Exhibit 2.1 to our Current Report on Form 8–K filed on November 12, 2004).
+2.7	Agreement and Plan of Merger, dated as of February 27, 2006, by and among Armor Holdings, Inc., Santana Acquisition Corp., Stewart & Stevenson Services, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated March 3, 2006).
+2.8	Amendment to Agreement and Plan of Merger, dated as of May 14, 2006, by and among Armor Holdings, Inc., Santana Acquisition Corp., Stewart & Stevenson Services, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated May 17, 2006).
+3.1	Certificate of Incorporation of Armor Holdings, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8−K, dated September 3, 1996).
+3.2	Certificate of Merger of American Body Armor & Equipment, Inc., a Florida corporation, and Armor Holdings, Inc. (filed as Exhibit 3.2 to our Current Report on Form 8−K dated September 3, 1996).
+3.3	Certificate of Amendment of the Certificate of Incorporation of Armor Holdings, Inc., as amended (filed as Exhibit 3.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2004).
+3.4	Amended and Restated Bylaws of Armor Holdings, Inc. (filed as Exhibit 3.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2004).
+4.1	Indenture, dated as of August 12, 2003, among Armor Holdings, the subsidiary guarantors listed as signatories thereto and Wachovia Bank, National Association, as trustee, and form of Old Note attached as Exhibit A thereto (filed as Exhibit 10.2 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2003).
+4.2	First Supplemental Indenture, dated as of September 30, 2003, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories to the Indenture, the subsidiaries listed in Schedule I to the First Supplemental Indenture and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.2 to our Registration Statement on Form S-4 filed with the Commission on January 7, 2004).
+4.3	Second Supplemental Indenture, dated as of December 9, 2003, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.3 to our Registration Statement on Form S-4 filed with the Commission on January 7, 2004).
+4.4	Third Supplemental Indenture, dated as of December 24, 2003, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.4 to our Registration Statement on Form S-4 filed with the Commission on January 7, 2004).
+4.5	Fourth Supplemental Indenture, dated as of March 24, 2004, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto, ODV Holdings Corp., and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2004).

Exhibit No.	Description
+4.6	Fifth Supplemental Indenture, dated as of August 16, 2004, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto, Kleen Bore, Inc., and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended September 30, 2004).
+4.7	Sixth Supplemental Indenture, dated as of September 24, 2004, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto, Armor Holdings Aircraft, LLC, and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.2 to our Form 10-Q Quarterly Report for the fiscal quarter ended September 30, 2004).
+4.8	Seventh Supplemental Indenture, dated as of December 29, 2004, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto, and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.8 to our Form 10-K Annual Report for the fiscal year ended December 31, 2004).
+4.9	Eighth Supplemental Indenture, dated as of May 25, 2005, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto, and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.2 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2005).
+4.10	Ninth Supplemental Indenture, dated as of August 25, 2005, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto, and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.2 to our Form 10-Q Quarterly Report for the fiscal quarter ended September 30, 2005).
+4.11	Tenth Supplemental Indenture, dated as of December 9, 2005, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto, and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2006).
+4.12	Eleventh Supplemental Indenture, dated as of June 30, 2006, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto, and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.2 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2006).
+4.13	Registration Rights Agreement, dated August 12, 2003, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto and Wachovia Capital Markets, LLC (filed as Exhibit 10.3 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2003).
+4.14	Form of the new 8¼% Senior Subordinated Notes Due 2013 (filed as Exhibit 4.6 to our Registration Statement on Form S-4 filed with the Commission on January 7, 2004).
+4.15	Indenture, dated as of October 29, 2004, among Armor Holdings, Inc. and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.1 to our Current Report on Form 8−K filed on November 1, 2004).
+4.16	First Supplemental Indenture, dated as of October 29, 2004, among Armor Holdings, Inc., the subsidiary guarantors named therein, and Wachovia Bank, National Association, as trustee, together with the form of Note attached thereto (filed as Exhibit 4.2 to our Current Report on Form 8−K filed on November 1, 2004).

Exhibit No.	Description
+4.17	Second Supplemental Indenture, dated as of December 29, 2004, among Armor Holdings, Inc., the subsidiary guarantors named therein, and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.13 to our Form 10-K Annual Report for the fiscal year ended December 31, 2004).
+4.18	Third Supplemental Indenture, dated as of May 25, 2005, among Armor Holdings, Inc., the subsidiary guarantors named therein, and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2005).
+4.19	Fourth Supplemental Indenture, dated as of August 25, 2005, among Armor Holdings, Inc., the subsidiary guarantors named therein, and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended September 30, 2005).
+4.20	Fifth Supplemental Indenture, dated as of December 9, 2005, among Armor Holdings, Inc., the subsidiary guarantors named therein, and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.3 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2006).
+4.21	Sixth Supplemental Indenture, dated as of June 30, 2006, among Armor Holdings, Inc., the subsidiary guarantors named therein, and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.4 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2006).
+10.1	Purchase Agreement, dated August 6, 2003, among Armor Holdings, Inc., the subsidiary guarantors listed as signatories thereto and Wachovia Capital Markets, LLC (filed as Exhibit 10.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2003).
+10.2	Credit Agreement, dated as of May 25, 2006 (‘‘Credit Agreement’’), among Armor Holdings, Inc., as borrower; each of the material domestic subsidiaries of Armor Holdings, Inc. that is a party thereto, as the guarantors; each lender that is a party thereto; Wachovia Bank, National Association, as administrative agent; Bank of America, N.A., and Suntrust Bank, as co-syndication agents; and Key Bank National Association and JPMorgan Chase Bank, as co-documentation agents (filed as Exhibit 2.1 to our Current Report dated June 1, 2006).
+10.3	Pledge Agreement, dated as of May 25, 2006, among Armor Holdings, Inc.; each of the material domestic subsidiaries of Armor Holdings, Inc. that is a party thereto and Wachovia Bank, National Association, as Administrative Agent (filed as Exhibit 2.6 to our Current Report dated June 1, 2006).
+10.4	Security Agreement, dated as of May 25, 2006, among Armor Holdings, Inc.; each of the material domestic subsidiaries of Armor Holdings, Inc. that is a party thereto and Wachovia Bank, National Association, as Administrative Agent (filed as Exhibit 2.7 to our Current Report dated June 1, 2006).
+10.5	Form of Revolving Note under the Credit Agreement (filed as Exhibit 2.2 to our Current Report dated June 1, 2006).
+10.6	Form of Term Loan A Note under the Credit Agreement (filed as Exhibit 2.3 to our Current Report dated June 1, 2006).
+10.7	Form of Interim Term Loan Note under the Credit Agreement (filed as Exhibit 2.4 to our Current Report dated June 1, 2006).

Exhibit No.	Description
+10.8	Form of Swingline Note under the Credit Agreement (filed as Exhibit 2.5 to our Current Report dated June 1, 2006).
+10.9	First Amendment to Credit Agreement, dated as of June 23, 2006, among Armor Holdings, Inc., as borrower; each of the material domestic subsidiaries of Armor Holdings, Inc. that is a party thereto, as the guarantors; and Wachovia Bank, National Association, as administrative agent (filed as Exhibit 10.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2006).
@+10.14	Amended and Restated Employment Agreement, dated as of January 1, 2005, between Armor Holdings, Inc. and Warren B. Kanders (filed as Exhibit 10.1 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2005).
@+10.15	Amended and Restated Employment Agreement, dated as of January 1, 2005, between Armor Holdings, Inc. and Robert R. Schiller (filed as Exhibit 10.2 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2005).
@+10.16	Employment Agreement, dated as of May 20, 2005, between Armor Holdings, Inc. and Glenn J. Heiar (filed as Exhibit 10.3 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2005).
@+10.17	Employment Agreement, dated as of May 20, 2005, between Armor Holdings, Inc. and Robert F. Mecredy (filed as Exhibit 10.4 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2005).
@+10.18	Non-competition Agreement, dated as of May 20, 2005, between Armor Holdings, Inc. and Scott T. O’Brien (filed as Exhibit 10.6 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2005).
@+10.19	Employment Agreement, dated as of May 20, 2005, between Armor Holdings, Inc. and Scott T. O’Brien (filed as Exhibit 10.5 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2005).
+10.20	Form of Indemnification Agreement for Directors and Officers of Armor Holdings, Inc., (filed as Exhibit 10.4 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2004).
**+10.21	American Body Armor & Equipment, Inc. 1994 Incentive Stock Plan (incorporated by reference from Form S-8 filed on October 10, 1994, Reg. No. 33-018863).
**+10.22	American Body Armor & Equipment, Inc. 1994 Directors Stock Plan (incorporated by reference from Form S-8 filed on October 31, 1994, Reg. No. 33-018863).
**+10.23	Armor Holdings, Inc. Amended and Restated 1996 Stock Option Plan (incorporated by reference from our 1997 Definitive Proxy Statement with respect to our 1997 Annual Meeting of Stockholders, held June 12, 1997, as filed with the Commission on May 27, 1997).
**+10.24	Armor Holdings Inc. Amended and Restated 1996 Non-Employee Directors Stock Option Plan (incorporated by reference from our 1997 Definitive Proxy Statement with respect to our 1997 Annual Meeting of Stockholders, held June 12, 1997, as filed with the Commission on May 27, 1997).
**+10.25	Armor Holdings, Inc. 1998 Stock Option Plan (filed as Exhibit 10.19 to our Form 10-K Annual Report for the fiscal year ended December 31, 1998).
**+10.26	Armor Holdings, Inc. 1999 Stock Incentive Plan (filed as Appendix A to our 1999 Definitive Proxy Statement with respect to our 1999 Annual Meeting of Stockholders, as filed with the Commission on May 21, 1999).

Exhibit No.	Description
**+10.27	Armor Holdings, Inc. Amended and Restated 2002 Stock Incentive Plan (filed as Exhibit 10.24 to our Form 10-K Annual Report for the fiscal year ended December 31, 2004).
**+10.28	Armor Holdings, Inc. 2002 Executive Stock Plan (filed as Exhibit 10.6 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2002).
**+10.29	Armor Holdings, Inc. 2005 Stock Incentive Plan (filed as Appendix A to our 2005 Definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders, as filed with the Commission on May 23, 2005).
**+10.30	Form of Stock Option Agreement under the 2005 Stock Incentive Plan (filed as Exhibit 10.7 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2005).
**+10.31	Form of Stock Bonus Award Agreement under the 2005 Stock Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 2005).
**+10.32	Armor Holdings, Inc. 2005 Annual Incentive Plan (filed as Appendix B to our 2005 Definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders, as filed with the Commission on May 23, 2005).
**+10.33	Executive Deferred Compensation Plan of Armor Holdings, Inc. (incorporated by reference from Form S-8 filed on November 30, 2005, Reg. No. 333-130016).
**+10.34	Amendment No. 1 to the Executive Deferred Compensation Plan of Armor Holdings, Inc. (incorporated by reference from Form S-8 filed on November 30, 2005, Reg. No. 333-130016).
**+10.35	Armor Holdings, Inc., Executive Retirement Plan, dated as of January 25, 2006 (filed as Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
+10.36	Transportation Services Agreement, dated as of December 10, 2003, by and between Kanders Aviation, LLC and Armor Holdings, Inc. (filed as Exhibit 10.3 to our Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2004).
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
*31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
*32.1	Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.
*32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.

*	Filed herewith.

+	Incorporated herein by reference.

@	This Exhibit represents a management contract.

**	This Exhibit represents a compensatory plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Armor Holdings, Inc.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Armor Holdings, Inc.:

We have completed integrated audits of Armor Holdings, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Armor Holdings, Inc. and its subsidiaries (‘‘the Company’’) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Managements Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Jacksonville, Florida
February 26, 2007

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND DECEMBER 31, 2005
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$40,313	$471,841
Accounts receivable (net of allowance for doubtful accounts of $7,903 and $6,763)	303,103	211,281
Unbilled costs and accrued profits	35,130	843
Inventories	314,126	210,517
Deferred income taxes	55,816	21,382
Prepaid expenses and other current assets	23,985	16,705
Total current assets	772,473	932,569
Property and equipment (net of accumulated depreciation of $54,706 and $37,041)	179,676	79,929
Goodwill	977,739	273,696
Patents, licenses and trademarks (net of accumulated amortization of $37,812 and $15,256)	369,242	130,620
Other assets	18,981	46,048
Total assets	$2,318,111	$1,462,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,337	$430
Short-term debt	343,627	344,274
Accounts payable	219,784	90,963
Accrued expenses and other current liabilities	285,581	100,924
Income taxes payable	13,818	8,767
Total current liabilities	867,147	545,358
Long-term debt, less current portion	419,450	151,910
Other long-term liabilities	58,027	10,475
Deferred income taxes	122,801	44,537
Total liabilities	1,467,425	752,280
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 41,606,499 and 41,347,628 issued; 35,546,277 and 35,287,406 outstanding at December 31, 2006 and December 31, 2005, respectively	417	415
Additional paid-in capital	530,776	525,890
Retained earnings	392,553	257,991
Accumulated other comprehensive loss	(743)	(1,397)
Treasury stock, at cost	(72,317)	(72,317)
Total stockholders’ equity	850,686	710,582
Total liabilities and stockholders’ equity	$2,318,111	$1,462,862

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

	December 31, 2006	December 31, 2005	December 31, 2004
REVENUES:
Aerospace & Defense	$1,930,359	$1,213,113	$626,347
Products	324,214	284,363	228,816
Mobile Security	106,311	139,454	124,520
Total revenues	2,360,884	1,636,930	979,683
COSTS AND EXPENSES:
Cost of revenues	1,897,682	1,248,596	714,192
Cost of vest exchange program/warranty revision	3,600	19,900	5,000
Selling, general and administrative expenses	196,659	139,304	106,555
Amortization	22,484	8,627	4,255
Integration	2,508	3,669	2,558
Other (credits) charges	(1,530)	1,200	1,408
OPERATING INCOME	239,481	215,634	145,715
Interest expense, net	30,155	6,281	6,776
Other (income) expense, net	(5,012)	(4,025)	1,945
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	214,338	213,378	136,994
PROVISION FOR INCOME TAXES	79,776	80,868	56,417
INCOME FROM CONTINUING OPERATIONS	134,562	132,510	80,577
DISCONTINUED OPERATIONS (NOTE 2):
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT	—	—	(38)
NET INCOME	$134,562	$132,510	$80,539
NET INCOME PER COMMON SHARE – BASIC
INCOME FROM CONTINUING OPERATIONS	$3.80	$3.83	$2.56
LOSS FROM DISCONTINUED OPERATIONS	0.00	0.00	0.00
BASIC INCOME PER SHARE	$3.80	$3.83	$2.56
NET INCOME PER COMMON SHARE – DILUTED
INCOME FROM CONTINUING OPERATIONS	$3.64	$3.70	$2.44
LOSS FROM DISCONTINUED OPERATIONS	0.00	0.00	0.00
DILUTED INCOME PER SHARE	$3.64	$3.70	$2.44
WEIGHTED AVERAGE SHARES – BASIC	35,453	34,602	31,419
WEIGHTED AVERAGE SHARES – DILUTED	37,018	35,822	33,025

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(IN THOUSANDS)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	TOTAL
	SHARES	PAR VALUE
Balance, December 31, 2003	28,277	$344	$318,460	$44,942	$3,936	$(72,317)	$295,365
Exercise of stock options and distribution of stock awards	1,797	18	40,582				40,600
Tax benefit from exercises of stock options			4,646				4,646
Issuance of common stock	4,000	40	141,121				141,161
Comprehensive income:
Net income				80,539			80,539
Foreign currency translation adjustments, net of taxes of $642					2,885		2,885
Total comprehensive income							83,424
Balance, December 31, 2004	34,074	402	504,809	125,481	6,821	(72,317)	565,196
Exercise of stock options and distribution of stock awards	1,213	13	16,289				16,302
Tax benefit from exercises of stock options			4,792				4,792
Comprehensive income:
Net income				132,510			132,510
Foreign currency translation adjustments, net of taxes of ($728)					(5,022)		(5,022)
Minimum pension liability adjustment, net of taxes of $403					(712)		(712)
Unrealized loss on equity investment					(2,484)		(2,484)
Total comprehensive income							124,292
Balance, December 31, 2005	35,287	415	525,890	257,991	(1,397)	(72,317)	710,582
Exercise of stock options and distribution of stock awards	259	2	1,882				1,884
Tax benefit from exercises of stock options			3,004				3,004
Comprehensive income:
Net income				134,562			134,562
Foreign currency translation adjustments, net of taxes of $910					7,704		7,704
Minimum pension liability adjustment, net of taxes of $4,110					(6,602)		(6,602)
Elimination of unrealized gain on equity securities upon consolidation					2,475		2,475
Total comprehensive income							138,139
Adjustment to initially apply FASB Statement 158, net of tax $1,731					(2,923)		(2,923)
Balance, December 31, 2006	35,546	$417	$530,776	$392,553	$(743)	$(72,317)	$850,686

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(IN THOUSANDS)

	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$134,562	$132,510	$80,577
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	47,042	22,408	15,051
Loss on disposal of fixed assets	307	934	864
Gain on sale of land	(2,206)	—	—
Deferred income taxes	9,271	(3,411)	4,006
Non-cash termination charge	—	—	1,408
Non-cash restricted stock charges	—	—	6,294
Non-cash SERP expense	2,900	2,427	—
Windfall tax benefit of stock options	(3,005)	—	—
Fair value gain on put options	(710)	(5,905)	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(17,962)	(35,390)	(89,603)
(Increase) decrease in unbilled costs and accrued profits	(34,287)	50	(893)
Increase in inventories	(16,625)	(31,135)	(73,106)
Increase in performance based payment	(46,601)	—	—
Decrease (increase) in prepaid expenses and other assets	517	23,541	(22,075)
Increase in accounts payable, accrued expenses and other current liabilities	66,884	24,288	77,418
(Decrease) increase in income taxes payable	(1,556)	4,558	17,324
Net cash provided by operating activities from continuing operations	138,531	134,875	17,265
Net cash used in operating activities from discontinued operations	—	—	(407)
Net cash provided by operating activities	138,531	134,875	16,858
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34,049)	(15,593)	(19,419)
Proceeds from the sale of land	3,440	—	—
Purchase of patents and trademarks	(96)	(1,053)	(112)
Purchase of equity investment	(57)	(31,082)	(5,275)
Proceeds from sale of equity investment	—	—	5,823
Purchase of short-term investment securities	(538,310)	(754,300)	(286,430)
Proceeds from sales of short-term investment securities	538,310	754,300	286,430
Collection of note receivable	428	—	2,175
Financing lease receivable	—	(1,187)	—
Decrease in restricted cash	—	—	2,600
Sale of businesses, net of cash disposed	—	—	125
Additional cash received from sale of business	—	300	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(IN THOUSANDS)
(Continued)

	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Additional consideration for purchased businesses	(243)	(6,528)	(2,808)
Purchase of businesses, net of cash acquired	(794,739)	(46,805)	(158,442)
Net cash used in investing activities from continuing operations	(825,316)	(101,948)	(175,333)
Net cash used in investing activities from discontinued operations	—	—	(263)
Net cash used in investing activities	(825,316)	(101,948)	(175,596)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	2,156	18,902	25,192
Proceeds from sale of put options	—	6,614	—
Proceeds from the issuance of common stock	—	—	142,500
Cash paid for common stock offering costs	—	—	(1,339)
Taxes paid for withheld shares on restricted stock issuances	(430)	(5,642)	(2,585)
Windfall tax benefit of stock options	3,005	—	—
Cash paid for financing costs	(7,232)	—	(6,156)
Increase in bank overdrafts	10,280	—	—
Borrowings of short-term debt	—	—	341,550
Borrowings of long-term debt	100,000	—	—
Repayments of long-term debt	(25,464)	(585)	(34,516)
Borrowings under lines of credit	848,001	13,649	24,588
Repayments under lines of credit	(676,389)	(13,635)	(23,049)
Net cash provided by financing activities from continuing operations	253,927	19,303	466,185
Net cash used in financing activities from discontinued operations	—	—	(125)
Net cash provided by financing activities	253,927	19,303	466,060
Effect of exchange rate changes on cash and cash equivalents	1,330	(1,598)	1,961
Net (decrease) increase in cash and cash equivalents	(431,528)	50,632	309,283
Cash and cash equivalents, beginning of period	471,841	421,209	111,926
Cash and cash equivalents, end of period	$40,313	$471,841	$421,209

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY OVERVIEW

We are one of three major original equipment manufacturers (‘‘OEM’’) of tactical wheeled vehicles (‘‘TWV’’) and a leading diversified manufacturer vehicle armoring systems and life safety and survivability products for the military, law enforcement and commercial markets. We are a prime aerospace and defense contractor on a number of key U.S. military programs, and we also provide a broad portfolio of branded security products. Our customers include domestic and international militaries, law enforcement, security and corrections personnel, government agencies, multinational corporations and individuals. In May 2006, we acquired Stewart & Stevenson Services, Inc. (‘‘Stewart & Stevenson’’), which positions us as the leading manufacturer of the Family of Medium Tactical Vehicles (‘‘FMTV’’) for the U.S. military. The acquisition of Stewart & Stevenson also adds over $1.7 billion to our total backlog of $2.6 billion as of December 31, 2006, which enhances our future sales visibility. Our business consists of three principal segments: our Aerospace & Defense Group, our Products Group and our Mobile Security Division.

Aerospace & Defense Group.    The most significant operations within the Aerospace & Defense Group are the manufacturing of FMTV and the armoring of a variety of light, medium and heavy TWV for the military. For example, we design, develop and manufacture ballistic and blast protection armoring systems for a variety of military ground vehicles, including such programs as the ‘‘Up-Armored’’ High Mobility Multi-purpose Wheeled Vehicle (‘‘HMMWV,’’ commonly known as the Humvee) and the Armored Security Vehicle (‘‘ASV’’). The Aerospace & Defense Group also supplies life safety and survivability systems to the U.S. military and major aerospace and defense prime contractors. Our core markets are land, marine and aviation safety and military personnel protection.

The Aerospace & Defense Group develops and supplies personnel equipment, including Small Arms Protective Inserts (‘‘SAPI’’) and other engineered ceramic body armor, helmets, shields and other similar protective and duty equipment. Our products include, among others, Modular Lightweight Load-Carrying Equipment (‘‘MOLLE’’) systems, Outer Tactical Vests (‘‘OTVs’’) and Advanced Combat Helmets (‘‘ACH’’). We are currently the largest supplier of MOLLE systems for the U.S. Army, which is a modular rucksack that can be configured in a number of ways depending on the needs of the military mission. We also manufacture OTVs which, when used with SAPI plates, provide enhanced protection against bullets, mines, grenades and mortar and artillery shells. SAPI plates have been adopted by the U.S. military as a key element of the protective equipment worn by U.S. troops.

The Aerospace & Defense Group develops and sells military rotary and fixed-wing aircraft seating systems, helicopter cockpit airbag systems, aircraft armor kits, emergency bailout parachutes and survival equipment worn by military aircrew. The primary customers for these products are the U.S. Army, U.S. Navy, U.S. Marine Corps, Boeing and Sikorsky Aircraft and other major U.S. aircraft manufacturers.

Products Group.    Our Products Group, manufactures and sells a broad range of high-quality equipment marketed under brand names that are known in the military and law enforcement communities. Products manufactured by this group include concealable and tactical body armor, hard armor, duty gear, less-lethal munitions, anti-riot products, police batons, handcuffs, emergency lighting products, forensic products, firearms accessories, weapon maintenance products, foldable ladders, backpacks and specialty gloves.

Mobile Security Division.    Our Mobile Security Division, operating under the brand name CENTIGON(TM), manufactures, services, and integrates certified armoring systems into commercial vehicles that are designed to protect against varying degrees of ballistic and blast threats on a global basis. We armor a variety of programs that are available commercially, including custom limousines, sedans, sport utility vehicles, commercial trucks and cash-in-transit vehicles. Our customers in this business include U.S. federal law enforcement, intelligence and diplomatic agencies, foreign heads of state, multinational corporations, as well as high net worth individuals and cash-in-transit operators.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Discontinued Operations

On July 2, 2004, we sold the security consulting division of our subsidiary New Technology Armor, Inc. (‘‘NTI’’) previously presented in discontinued operations. The remaining division in NTI, consisting primarily of training services, is included as part of the Products Group segment.

Prior to our acquisition of Stewart & Stevenson, it completed the sale of substantially all operating assets and business of its Power Products and Engineered Products segments in January 2006. All remaining costs related to these sales at the time of our acquisition of Stewart & Stevenson have been considered in purchase accounting for the acquisition.

Significant Accounting Policies

Principles of consolidation.    The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation, all inter-company balances and transactions have been eliminated. Results of operations of companies acquired in transactions accounted for under the purchase method of accounting are included in the Consolidated Financial Statements from the date of the acquisition.

Cash and cash equivalents.    We consider all highly liquid investments with maturities of three months or less, at date of purchase, to be cash equivalents.

Concentration of credit risk.    Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We maintain our cash and cash equivalents with what we believe to be high quality banks. During the year, we make periodic investments in AAA rated auction rate securities, which are held in these same banks. There were no investments in auction rate securities at December 31, 2006 or 2005. Amounts held in individual banks may exceed federally insured amounts. Our accounts receivable consist of amounts due from customers and distributors located throughout the world. International product sales generally require cash in advance or confirmed letters of credit on U.S. banks. We maintain reserves for potential credit losses. As of December 31, 2006 and 2005, management believes that, excluding the U.S. military, we have no significant concentrations of credit risk.

Receivables.    Receivables consist of amounts billed and currently due from customers.

Allowance for Doubtful Accounts.    We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance.

Unbilled costs and accrued profits.    Unbilled costs and accrued profits comprise principally amounts of revenue recognized on contracts for which billings had not been presented to the contract owners because the amounts were not billable as of December 31, 2006. All of the December 31, 2006 unbilled costs and accrued profits are with the U.S. Government and are expected to be billed during the first quarter of 2007.

Inventories.    Inventories are stated at the lower of cost or market determined on the actual cost method. Pursuant to contract provisions, agencies of the U.S. Government have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments and progress payments. Such advances and payments are reflected as an offset against the related inventory balances.

Fair value of financial instruments.    The carrying value of cash and cash equivalents, accounts receivable, accounts payable and the debt outstanding under our Credit Facility approximates fair value at December 31, 2006 and 2005. The fair value of public debt was estimated based on quoted

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

market prices. See the table below for the carrying amount and fair value of our debt as at December 31, 2006 and 2005, respectively.

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
8.25% Senior Subordinated Notes due 2013	$148,349	$156,000	$148,099	$161,250
2.00% Senior Subordinated Convertible Notes due November 1, 2024	341,924	417,678	341,751	341,550
Revolving facility	172,500	172,500	—	—
Term loan	100,000	100,000	—	—

Derivative Instruments and Hedging Activities.    We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standard No. 133, ‘‘Accounting for Derivative Instruments and Hedge Activities’’ (‘‘SFAS 133’’) as amended. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions in which we hedge changes in an asset’s, liability’s, or firm commitment’s fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item’s fair value. Put options on Company stock are marked to market through the Consolidated Statement of Operations at the end of each period.

Property and equipment.    Property and equipment are carried at cost less accumulated depreciation. Upon disposal of property and equipment, the appropriate accounts are reduced by the related cost and accumulated depreciation. The resulting gains and losses are reflected in the Consolidated Statement of Operations. Depreciation is computed using the straight-line method over the estimated lives of the related assets as follows:

Buildings and improvements	5 – 39 years
Machinery and equipment	3 – 7 years

We assess the recoverability of the carrying amount of our property and equipment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If we determine that the carrying amount of an asset or asset group is not recoverable based upon expected undiscounted future cash flows of the asset or asset group, we record an impairment loss equal to the excess of the carrying amount over the estimated fair value of the asset or asset group.

Goodwill.    Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill and other intangible assets are stated on the basis of cost. In addition to the unamortized goodwill at December 31, 2000, the $890 million in goodwill resulting from acquisitions made by us subsequent to June 30, 2001 was immediately subjected to the non-amortization provisions of Statement of Financial Accounting Standards No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS 142’’). The purchase method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value based test prescribed by SFAS 142. We performed our annual assessment of goodwill and determined that no impairment existed as of June 30, 2006.

Patents, licenses and trademarks.    Patents, licenses and trademarks were primarily acquired through acquisitions accounted for by the purchase method of accounting. Such assets are amortized

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

on a straight-line basis over their useful lives. Certain of these assets with indefinite lives are not amortized. Identifiable intangibles are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets. The method used to determine the existence of an impairment would be discounted operating cash flows estimated over the remaining useful lives of the related asset or asset groups. Impairment is measured as the difference between estimated fair value and the unamortized cost at the date an impairment is determined.

Deferred charges.    Deferred charges consist of costs related to the issuance of certain financing arrangements. Amortization of deferred charges is charged to interest expense over the respective lives of the applicable financing arrangement. Deferred charges are included in other assets on the Consolidated Balance Sheets.

Research and development.    Our research and development occurs primarily under fixed-price or cost-plus, government funded contracts as well as Company-sponsored efforts. Research and development costs incurred under contracts with customers are expensed as incurred and are reported as a component of cost of revenues. Revenue from such contracts is recognized as revenue when earned. We recorded revenue of $23 million, $4 million and $8 million from government funded research and development in the years ended December 31, 2006, 2005 and 2004, respectively.

Research and development costs include salaries and benefits of research and development personnel, testing and certification, and other research and development related costs. Research and development costs are included in selling, general and administrative expenses as incurred and for the years ended December 31, 2006, 2005 and 2004, approximated $28 million, $15 million and $9 million, respectively.

Estimates.    The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’) requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying Consolidated Financial Statements include the carrying value of long-lived assets, valuation allowances for receivables, inventories and deferred income tax assets, liabilities for potential litigation claims and settlements, potential liabilities related to tax filings in the ordinary course of business, the Vest Exchange Program / Warranty Revision accrual, the defined benefit plan liabilities and contract contingencies and obligations. Actual results could differ from those estimates.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

capital loss carryforwards will be utilized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that the realization will not occur.

Revenue recognition.     We record Aerospace & Defense Group revenue related to government contracts, which results principally from fixed price contracts, when persuasive evidence of an arrangement exists, the fee is reasonably determinable, the customer has accepted the product and collectibility is probable. All of these conditions are met, in substantially all cases, when the Department of Defense inspector signs the Material Inspection and Receiving Report indicating acceptance and title transfer.

We record revenue of the remaining Aerospace & Defense Group, Products Group and Mobile Security Division when the product is shipped, except for larger commercial contracts typically longer than four months in length. Revenue from large commercial contracts is recognized on the percentage of completion, units-of-work performed method. Should large commercial contracts be in a loss position, the entire estimated loss would be recognized for the balance of the contract at each period end. Current contracts are profitable and returns are minimal and do not materially affect the Consolidated Financial Statements.

We record service revenue as services are provided on a contract-by-contract basis. Revenues from service contracts are recognized over the term of the contract commensurate with the service being provided.

Warranty.    Warranty costs are generally recorded as a component of cost of revenues and accrued expenses in our Consolidated Financial Statements. The amount recognized is based on historical claims cost experience. See Note 23 regarding our Zylon® Vest Exchange (‘‘ZVE’’) Program/warranty revision and product exchange program related to our Zylon®-containing vests.

Advertising.    We expense advertising costs in the period in which they are incurred.

Earnings per share.    Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding considering the effects of all potentially dilutive common stock equivalents, principally options, except in cases where the effect would be anti-dilutive.

Comprehensive income.    Financial statements of foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at the average monthly exchange rates. The current year change in the accumulated amount, net of tax when applicable, is included as a component of comprehensive income.

In accordance with Statement of Financial Accounting Standard No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’ (‘‘SFAS 115’’), we classify our investments in certain equity-based securities as available-for-sale, with unrealized gains and losses excluded from earnings and recorded as a component of comprehensive income or loss. The unrealized holding loss on equity-based securities classified as available-for-sale was $9,000 and $2 million at December 31, 2006 and 2005, respectively. These investments are classified in other assets on the Consolidated Balance Sheets. Declines in fair value below the amortized cost basis of an investment that are determined to be other than temporary are charged to earnings. There were no such other than temporary declines in the years ended December 31, 2006 or 2005.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Recently Adopted Standards.

Defined Benefit Pension and Other Postretirement Plans.    In September 2006, the FASB issued SFAS 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.’’ (‘‘SFAS 158’’) This Statement, effective for December 2006, requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

This statement results in changes in the balance sheet recognition of defined benefit plans but does not change the measurement of plan assets and obligations and the measurement of benefit expense in the statement of income. In accordance with SFAS 158, prior period Consolidated Financial Statements were not restated. See Note 19 for a comparison of assets and liabilities related to defined benefit plans in the Company’s 2006 Consolidated Balance Sheet, compared with their recognition in the 2005 Consolidated Balance Sheet under the prior rules.

Further, under SFAS 158, before the end of 2008, we must change our current October measurement date for valuation of plan assets and projected benefit obligations to our December fiscal year-end date for the Simula noncontributory defined benefit pension plan.

Stock options and grants.    We recognize the cost of equity classified share-based awards on a straight-line basis over the vesting period of the award. Prior to January 1, 2006, we accounted for our stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’). Excluding modification to stock option agreements, no stock option-based employee compensation cost was recognized in the income statement, as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payments’’ (‘‘FAS 123(R)’’), requiring us to recognize expense related to the fair value of our stock option awards. We adopted the fair value recognition provisions of FAS 123(R), using the modified prospective transition method. Under this transition method, compensation cost recognized during 2006 includes: (a) compensation cost for all equity classified share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated. As a result of adopting FAS 123(R) on January 1, 2006, our income before income taxes for the year ended December 31, 2006, was $4 million lower than if we had continued to account for share-based compensation under ABP 25.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

We have estimated the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. The expected life of the options granted is management’s estimate and represents the period of time that options granted are expected to be outstanding. We currently do not pay dividends. Volatility is based on the historical volatility of our stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each option grant during the years ended December 31, 2006, 2005 and 2004, is estimated on the date of grant with the following weighted-average assumptions:

	2006	2005	2004
Expected life of option	4.5 yrs	5.2 yrs	4.7 yrs
Dividend yield	0%	0%	0%
Volatility	43.6%	48.5%	50.0%
Risk free interest rate	4.72%	4.03%	3.36%

The weighted average fair value of options granted during the years ended December 31, 2006, 2005 and 2004, are as follows:

	2006	2005	2004
	(In thousands, except per share data)
Fair value of each option granted	$22.81	$19.23	$15.57
Total number of options granted	114	1,728	979
Total fair value of all options granted	$2,601	$33,229	$15,243

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

If compensation cost for stock option grants had been determined based on the fair value on the grant dates for the years ended December 31, 2005 and 2004, consistent with the method prescribed by SFAS 123, our net earnings and earnings per share would have been adjusted to the pro-forma amounts indicated below:

	2005	2004
	(In thousands, except per share data)
Net income as reported	$132,510	$80,539
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37,305)	(6,717)
Add: Employee compensation expense for modification of stock option awards included in reported net income, net of income taxes	118	57
Pro-forma net income	$95,323	$73,879
Earnings per share:
Basic – as reported	$3.83	$2.56
Basic – pro forma	$2.75	$2.35
Diluted – as reported	$3.70	$2.44
Diluted – pro forma	$2.66	$2.24

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

$15 million of the stock-based employee compensation expense determined under the fair value based method for fiscal 2005 is related to accelerated vesting of certain existing stock options and $22 million is related to certain stock options issued in fiscal 2005.

In November 2005, the FASB issued FASB Staff Position (‘‘FSP’’) FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP FAS 123(R)-3 provides an alternative transition method for establishing the beginning balance of the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS  123(R) (the ‘‘APIC Pool’’). The Company has elected to adopt the alternative transition method provided in FSP FAS 123(R)-3 for establishing the beginning balance of the APIC Pool. This method consists of a computational component that establishes a beginning balance of the APIC Pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC Pool of employee awards that are fully vested and outstanding upon the adoption of FAS  123(R).

Discontinued Operations.    In accordance with Statement of Financial Accounting Standards No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘SFAS 144’’), a component classified as held for sale is reported in discontinued operations when the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. In a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement for current and prior periods reports the results of operations of the component, including any estimated impairment loss, in discontinued operations. The results of discontinued operations, less applicable income tax expense (benefit), is reported as a separate component of income before extraordinary items and the cumulative effect of accounting changes (if applicable). The assets and liabilities of a disposal group classified as held for sale are presented separately in the asset and liability sections, respectively, of the statement of financial position. We had no discontinued operations at December 31, 2006 and 2005. See Note 2 for information related to discontinued operations during 2004.

Reclassifications.    Certain reclassifications have been made to the 2004 and 2005 Consolidated Financial Statements in order to conform to the presentation adopted for 2006. These reclassifications had no effect on net income or retained earnings.

Recent accounting pronouncements.

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘ FIN 48’’), an interpretation of FASB Statement of Financial Accounting Standards No. 109 ‘‘Accounting for Income Taxes’’(‘‘SFAS 109’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is currently evaluating the effect of FIN 48 on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) 157, ‘‘Fair Value Measurements.’’ SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

2.	DISCONTINUED OPERATIONS

See Note 1 for information related to discontinued operations. The following is a summary of the operating results of the discontinued operations for the year ended December 31, 2004. There were no discontinued operations in the years ended December 31, 2006 and 2005.

December 31, 2004
(In thousands)
Revenue	$1,733
Cost of revenues	697
Gross profit	1,036
Selling, general and administrative expenses	821
Operating income	215
Interest expense, net	2
Other expense, net	273
Loss from discontinued operations before income tax benefit	(60)
Income tax benefit	(22)
Loss from discontinued operations	$(38)

3.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive loss, net of tax benefit of $7 million and $325,000 as of December 31, 2006 and 2005, respectively, are listed below:

	December 31, 2006	December 31, 2005
	(In thousands)
Foreign currency translations, net of tax	$9,503	$1,799
Additional minimum pension plan liability, net of tax	—	(712)
Unrecognized pension actuarial loss and prior service cost, net of tax	(10,237)	—
Unrealized loss on equity investment	(9)	(2,484)
Accumulated other comprehensive loss	$(743)	$(1,397)

4.	BUSINESS COMBINATIONS

We have completed numerous purchase business combinations for cash and assumption of liabilities in certain cases. In the three years ended December 31, 2006, the following acquisitions were completed:

	Total Consideration	Shares Issued	Value of Shares
	(In thousands, except shares issued)
2006
Aggregate 2006 acquisitions, net of cash (1) (2)	$825,821	—	—
Additional purchase price paid or deferred consideration	243	—	—
	$826,064	—	—

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Total Consideration	Shares Issued	Value of Shares
	(In thousands, except shares issued)
2005
Aggregate 2005 acquisitions, net of cash (3)	$46,992	—	—
Additional purchase price paid or deferred consideration	6,528	—	—
	$53,520	—	—
2004
Aggregate 2004 acquisitions, net of cash (4)	$158,442	—	—
Additional purchase price paid or deferred consideration	2,808	—	—
	$161,250	—	—

(1)	Includes Swiss-Photonics AG, Stewart & Stevenson Services, Inc., Integrated Textile Systems, Inc., Hiatt & Company, Ltd and Schroth Safety Products.

(2)	Includes $31 million related to shares of Stewart & Stevenson purchased in 2005.

(3)	Includes Second Chance Body Armor, Inc. and Optemize.com, Inc.

(4)	Includes Vector Associates, Inc. (dba ODV, Inc.), Kleen-Bore, Inc., The Specialty Group, Inc. (aka ‘‘Specialty Defense’’), and Bianchi International.

2006 Acquisitions

On April 6, 2006, we acquired 100% of the stock of Swiss-Photonics AG (‘‘Projectina’’). Projectina manufactures, markets and distributes highly specialized document examination equipment used in verifying document authenticity and detecting counterfeit currency and crime lab microscopes used to evaluate ballistics and bullet casings. The results of Projectina have been included in the results of our Products Group since the date of acquisition and the purchase price is immaterial to our Consolidated Financial Statements.

On May 25, 2006, we completed the acquisition of Stewart & Stevenson for approximately $769 million in cash, excluding transaction costs and after deducting Stewart & Stevenson’s net cash balance. Stewart & Stevenson designs and manufactures TWV used by the U.S. and international militaries, and is one of the three major OEMs of TWV sold to the U.S. military. Stewart & Stevenson is the sole manufacturer of the U.S. Army’s FMTV and is currently under contract to produce the FMTV through September 2008. The results of Stewart & Stevenson have been included in the results of our Aerospace and Defense Group since the date of acquisition. Stewart & Stevenson derived approximately 93% of its revenues of $726 million for the fiscal year ended January 31, 2006, from the production of FMTV trucks, trailers, vehicle cabs, spare parts, service and other components.

A primary strategic benefit of our acquisition of Stewart & Stevenson is our new position as an OEM of the TWV fleet. As the U.S. Army transitions its long-term armoring strategy, TWV OEMs are expected to gain contracting authority for all ballistic and blast protection armoring systems, giving us the ability to better position our armoring technology and survivability systems on the FMTV. We believe that the combination of our core competency in vehicle armoring and Stewart & Stevenson’s leading design and fabrication operations will allow us to capitalize on the U.S. military’s evolving needs for its TWV fleet. These primary factors led to the $682 million of goodwill recorded as a result of the purchase of Stewart & Stevenson.

On June 30, 2006, we acquired 100% of the stock of Integrated Textile Systems, Inc. (‘‘ITS’’), a Monroe, North Carolina-based manufacturer of the high-strength material, Tensylon(TM).

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Tensylon(TM), derived from an ultra-high molecular weight polyethylene polymer, has a wide variety of applications, including advanced fiber composites for use in ballistic products. The results of ITS have been included in the results of our Aerospace and Defense Group since the date of acquisition and the purchase price is immaterial to our Consolidated Financial Statements.

On July 10, 2006, we acquired 100% of the stock of Hiatt & Company, Ltd (‘‘Hiatts’’). Hiatts is a high end manufacturer of steel handcuffs, expandable friction lock batons, handcuff pouches and baton holders whose primary customers are military and law enforcement agencies in the U.K. and Europe. The results of Hiatts have been included in the results of our Products Group since the date of acquisition and the purchase price is immaterial to our Consolidated Financial Statements.

On October 19, 2006, we acquired Schroth Safety Products (‘‘Schroth’’). Schroth is a supplier of advanced occupant retention and safety restraint systems for vehicle and aviation platforms serving military, commercial and professional racing markets. These systems are used in military tactical wheeled vehicles, or military and commercial rotary wing and fixed wing aviation platforms, and professional auto racing vehicles for both the NASCAR and Formula 1 racing circuits. Schroth will be integrated into our Aerospace & Defense Group. The results of Schroth have been included in the results of our Aerospace and Defense Group since the date of acquisition and the purchase price is immaterial to our Consolidated Financial Statements.

These five acquisitions were accounted for as purchase business combinations, and accordingly, the results of operations were included in our Consolidated Financial Statements from the acquisition dates. The costs to acquire the stock of Projectina, ITS, Hiatts and Schroth were not considered material to our financial position. The costs to acquire the stock of Stewart & Stevenson, have been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition as follows:

Stewart & Stevenson
(In thousands)
Working capital, net of cash	$(86,509)
Property and equipment	77,124
Other long-term assets	5,295
Long-term debt	(25,227)
Other long-term liabilities	(33,622)
Deferred tax liability	(74,823)
Customer-related intangibles	230,445
Marketing-related intangibles	8,158
Goodwill	682,161
$783,002

The customer-related intangible assets relate to acquired customer relationships and are being amortized over an eleven year weighted-average useful life on a straight-line basis. The marketing-related intangible assets relate to acquired trade names and trademarks, which have an indefinite useful life. The allocations of the purchase prices to the assets acquired and liabilities assumed are preliminary and subject to change pending final purchase accounting. The goodwill acquired in the acquisitions of Stewart & Stevenson, Projectina, Hiatts and Schroth are not deductible for tax purposes. The goodwill acquired in the acquisition of ITS is tax deductible.

2005 Acquisitions

On July 27, 2005, we acquired substantially all of the domestic assets of Second Chance Body Armor, Inc. (‘‘Second Chance’’) for $45 million. Second Chance manufactures concealable and tactical

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

body armor for the law enforcement and military markets worldwide. The Second Chance law enforcement business is included in the Products Group and their military business is included in the Aerospace & Defense Group. As a result of the Second Chance acquisition, we expect to: (1) strengthen our position as a leading supplier of body armor to the law enforcement and military markets; (2) achieve cross-selling opportunities by leveraging our global sales force and relationships; and (3) offer opportunities for cost reduction through integration savings and rationalization of operations.

The 2005 acquisition of Second Chance was accounted for as a purchase business combinations, and accordingly, the results of operations were included in our Consolidated Financial Statements after the acquisition dates. The costs to acquire substantially all of the assets of Second Chance have been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition as follows:

Second Chance
(In thousands)
Working capital, net of cash	$8,442
Property and equipment	2,560
Customer-related intangibles	5,160
Technology-related intangibles	4,761
Marketing-related intangibles	18,966
Goodwill	5,841
$45,730

The customer-related intangible assets relate to acquired customer relationships and are being amortized over an eighteen-year weighted-average useful life on a straight-line basis. The technology-related intangible assets relate to certain acquired patents and are being amortized over an eight-year weighted-average useful life on a straight-line basis. The marketing-related intangible assets relate to acquired trade names and trademarks and have an indefinite useful life. The goodwill acquired in the acquisition of Second Chance is deductible for tax purposes.

2004 Acquisitions

On November 18, 2004, we acquired all of the outstanding stock of Specialty Defense for $92 million, which includes the assumption of certain outstanding debt. As a result of the Specialty Defense acquisition, we expect to: (1) strengthen our position as a leading mid-tier defense and security industry consolidator through increased scale and scope; (2) increase our relevance to Department of Defense customers and programs; (3) combine Specialty Defense’s high volume manufacturing capacity and their established reputation as a leader in MOLLE systems, OTVs and Warrior Helmets, with some of our existing proprietary technology to compete aggressively in solicitation for vests; (4) achieve cross-selling opportunities by leveraging our global sales force and relationships; and (5) offer opportunities for cost reduction through integration savings and rationalization of operations.

On December 30, 2004, we acquired all of the outstanding stock of Bianchi International, Inc. (‘‘Bianchi’’) for $60 million. Bianchi is a manufacturer and supplier of duty and concealment holsters, belts and accessories under the Bianchi® brand name used primarily by law-enforcement, private security and military personnel. A supplier of the SPEAR rucksack system for U.S. Special Operations Forces, Bianchi is also a market leader in medium and large technical internal frame backpacks and high-end daypacks, satchels and carrying cases under the Gregory® brand name. Bianchi has been included in the Products Group.

As a result of the Bianchi acquisition, we expect to: (1) strengthen our position as a leading supplier of holsters, belts and accessories; (2) achieve cross-selling opportunities by leveraging our

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

global sales force and relationships; and (3) offer opportunities for cost reduction through integration savings and rationalization of operations.

The 2004 acquisitions were accounted for as purchase business combinations, and accordingly, the results of operations were included in our Consolidated Financial Statements after the acquisition dates. The costs to acquire Specialty Defense and Bianchi have been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition as follows:

	Specialty Defense	Bianchi
	(In thousands)
Working capital, net of cash	$15,801	$5,604
Property and equipment	7,860	1,033
Other long-term assets	541	32
Assumed notes payable	(983)	—
Deferred tax liability	(14,170)	(13,098)
Customer-related intangibles	12,200	19,671
Technology-related intangibles	1,900	2,777
Marketing-related intangibles	16,300	15,830
Goodwill	50,243	28,528
	$89,692	$60,377

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

Unaudited Pro forma Results.    Businesses acquired are included in consolidated results from the date of acquisition. Pro forma results of the 2006 acquisitions of Swiss-Photonics, Integrated Textile Systems, Hiatts and Schroth; the 2005 acquisition of Optemize.com, Inc.; and the 2004 acquisitions of Vector Associates, Inc. (dba ODV, Inc.) and Kleen-Bore, Inc. are not presented, as they would not differ by a material amount from actual results. The following unaudited pro forma consolidated results are presented to show the results on a pro forma basis as if the 2006 acquisition of Stewart & Stevenson, the 2005 acquisition of Second Chance and the 2004 acquisitions of Specialty Defense and Bianchi had been completed as of January 1, 2004:

	2006	2005	2004
	(In thousands, except per share data)
Revenues	$2,660,640	$2,340,930	$1,684,206
Net income from continuing operations	$112,899	$103,265	$82,048
Basic earnings per share from continuing operations	$3.18	$2.98	$2.61
Diluted earnings per share from continuing operations	$3.05	$2.88	$2.48

The pro forma results were negatively impacted by the acquisitions of Stewart & Stevenson, due to increased interest and amortization expenses, and Second Chance, which was purchased out of bankruptcy and had experienced legal and financial troubles.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

5.	GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment at least annually or more often if indicators of impairment arise. The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005, are as follows:

	Aerospace & Defense	Products	Mobile Security	Corporate	Total
	(In thousands)
Balance at December 31, 2004	$154,313	$101,292	$6,408	$—	$262,013
Goodwill acquired during year	—	5,841	—	1,643	7,484
Finalization of purchase price allocation	1,459	2,842	150	—	4,451
Foreign currency translation and other adjustments	—	(184)	(68)	—	(252)
Balance at December 31, 2005	155,772	109,791	6,490	1,643	273,696
Goodwill acquired during year	680,950	2,892	29	—	683,871
Adjustments to/finalization of purchase price allocation	17,983	337	—	(27)	18,293
Foreign currency translation and other adjustments	1,449	380	50	—	1,879
Balance at December 31, 2006	$856,154	$113,400	$6,569	$1,616	$977,739

The adjustment to/finalization of purchase price allocation for Aerospace & Defense in 2006 of approximately $18 million is primarily related to the receipt of the final tangible and identifiable intangible asset valuations for Stewart & Stevenson subsequent to the initial purchase price allocation. These adjustments did not result in a material adjustment to previously recorded depreciation or amortization expense related to the acquisition.

The purchase price allocations for the acquisitions of Bianchi International and Specialty Defense, acquired in the fourth quarter of 2004, were completed during 2006 and 2005, respectively.

Included in patents, licenses and trademarks in the accompanying Consolidated Balance Sheets are the following intangible assets as of December 31, 2006 and 2005:

	Customer Relationships	Technology	Marketing	Total
	(In thousands)
Gross amount at December 31, 2006	$304,078	$25,232	$77,744	$407,054
Accumulated amortization	(28,260)	(6,426)	(3,126)	(37,812)
Net amount at December 31, 2006	$275,818	$18,806	$74,618	$369,242

Gross amount at December 31, 2005	$60,351	$20,070	$65,455	$145,876
Accumulated amortization	(8,769)	(3,608)	(2,879)	(15,256)
Net amount at December 31, 2005	$51,582	$16,462	$62,576	$130,620

Included in Marketing are approximately $73 million and $61 million of marketing-related intangible assets that have indefinite lives as of December 31, 2006 and 2005, respectively.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

We anticipate recording related amortization expense in future periods:

YEAR	(In thousands)
2007	$32,375
2008	32,336
2009	30,936
2010	28,779
2011	28,577
Thereafter	143,479
Total	$296,482

6.	INVENTORIES

The components of inventory as of December 31, 2006 and 2005, are as follows:

	2006	2005
	(In thousands)
Raw materials	$266,293	$127,465
Work-in-process	108,759	48,900
Finished goods	37,735	34,152
Less customer advances and performance – based payments	(98,661)	—
Total inventory	$314,126	$210,517

At December 31, 2006 and 2005, our inactive inventory reserves totaled $31 million and $18 million respectively.

7.	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2006 and 2005, are summarized as follows:

	2006	2005
	(In thousands)
Land	$9,219	$5,315
Buildings and improvements	92,649	45,398
Machinery and equipment	127,149	63,978
Construction in process	5,365	2,279
Total	234,382	116,970
Accumulated depreciation	(54,706)	(37,041)
Total property and equipment, net	$179,676	$79,929

Depreciation expense for the years ended December 31, 2006, 2005 and 2004, was approximately $18 million, $12 million and $10 million, respectively.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2006 and 2005, are summarized as follows:

	2006	2005
	(In thousands)
Accrued expenses	$149,444	$75,505
Vest exchange program/warranty revision accrual (See Note 23)	4,259	18,511
Performance based payments and customer deposits	131,050	5,837
Deferred consideration for acquisitions	828	1,071
	$285,581	$100,924

9.	SHORT AND LONG TERM DEBT

Short Term Debt

	2006	2005
	(In thousands)
2% Convertible Notes(a)	$341,924	$341,751
Credit facility – Colombia(b)	1,703	1,565
Credit facility – Brazil(c)	—	958
	$343,627	$344,274

(a)	On October 29, 2004, we completed the placement of $300 million aggregate principal amount of 2.00% Senior Subordinated Convertible Notes due November 1, 2024 (‘‘2% Convertible Notes’’). On November 5, 2004, Goldman, Sachs & Co. exercised its option to purchase an additional $45 million principal amount of the 2% Convertible Notes. The 2% Convertible Notes are guaranteed by most of our domestic subsidiaries on a senior subordinated basis (see Note 22). The 2% Convertible Notes provide for interest at a rate of 2.00% per year, payable on November 1 and May 1 of each year beginning on May 1, 2005 and ending on November 1, 2011. The 2% Convertible Notes provide for accretion of the principal amount beginning on November 1, 2011, at a rate that provides holders with an aggregate annual yield to maturity of 2.00%, as defined in the agreement. The 2% Convertible Notes provide for contingent interest during any six-month period beginning November 1, 2011, of 15 basis points paid in cash if the average trading price of the notes is above certain levels. The 2% Convertible Notes are convertible, at the bond holder’s option, at any time prior to maturity, initially at a conversion rate of 18.5151 shares of our common stock per $1,000 principal amount of notes, which is the equivalent conversion price of approximately $54.01 per share, subject to adjustment. Upon conversion, we are obligated to satisfy our conversion obligation with respect to the accreted principal amount of the notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock. The conversion rate is subject to adjustment, without duplication, upon the occurrence of any of the following events: (1) stock dividends in common stock, (2) issuance of rights and warrants, (3) stock splits and combinations, (4) distribution of indebtedness, securities or assets, (5) cash distributions, (6) tender or exchange offers, and (7) repurchases of common stock. In accordance with U.S. GAAP, the 2% Convertible Notes are classified as short term debt as they can be converted at any time prior to maturity.

(b)	On March 12, 2003, we entered into a collateralized revolving credit facility with Corporaciòn Financiera to provide for working capital needs for our Colombia facility. In 2004, we expanded

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

the collateralized revolving credit facility with four additional Colombian banks. The Colombian credit facility is a one-year revolving credit facility and, among other things, provides for total maximum borrowings of 6.5 billion Colombian Pesos (U.S. $3 million based on the exchange rate as of December 31, 2006). All borrowings under the credit facility bear interest at a rate equal to the Colombian Central Bank rate based on averages of 30 day loans, plus an applicable margin ranging from 3.5% to 4.0%.

(c)	In February 2005, we entered into a collateralized revolving credit facility with Itaú S.A. to provide working capital funds for our Brazilian facility. The Brazilian credit facility expired in March 2006 and was not renewed.

Long Term Debt

	2006	2005
	(In thousands)
Revolving facility(a)	$172,500	$—
Term loan(a)	100,000	—
8.25% Senior Subordinated Notes due 2013(b)(d)	148,349	148,099
7.38% Senior Notes due May 2006(c)	—	—
Other long term debt	2,655	2,814
Plus fair value of interest rate swaps(d)	283	1,427
	423,787	152,340
Less current portion	(4,337)	(430)
	$419,450	$151,910

(a)	On May 25, 2006, we terminated our prior senior secured credit facility and entered into a new senior secured credit facility (the ‘‘Credit Facility’’) with Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., and Suntrust Bank, as co-syndication agents, Key Bank National Association and JPMorgan Chase Bank, as co-documentation agents, and the other lenders party thereto.

The Credit Facility establishes a commitment to the Company to provide up to $825 million in the aggregate of loans and other financial accommodations consisting of (i) a five year senior secured revolving credit facility in an aggregate principal amount of up to $425 million (the ‘‘Revolving Facility’’), (ii) a five year senior secured term loan in an aggregate principal amount of $100 million (the ‘‘Term Loan’’), and (iii) a thirty day senior secured interim term loan in aggregate principal amount of $300 million (the ‘‘Interim Term Loan’’). The Revolving Facility, Term Loan and Interim Term Loan make up the ‘‘Senior Secured Facilities’’. The Revolving Facility includes a sublimit of up to an aggregate amount of $75 million in letters of credit and a sublimit of up to an aggregate of $20 million in swing line loans. As of December 31, 2006, we had $253 million in availability under our Credit Facility excluding $23 million in outstanding letters of credit.

All borrowings under the Credit Facility will bear interest at either (i) a rate equal to LIBOR, plus an applicable margin ranging from 0.875% to 1.5%, depending on certain conditions, or (ii) an alternate base rate which will be the higher of (a) the Federal Funds rate plus 0.50% or (b) the Wachovia prime rate, plus an additional margin ranging from 0.0% to 0.25% depending on certain conditions. On December 31, 2006 the interest rate for borrowings under our Credit Facility was 6.62%.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

The Interim Term Loan was paid in full in the quarter ended June 30, 2006.

(b)	On August 12, 2003, we completed a private placement of $150 million aggregate principal amount of 8.25% Senior Subordinated Notes due 2013 (the ‘‘8.25% Notes’’). The 8.25% Notes are guaranteed by most of our domestic subsidiaries on a senior subordinated basis (see Note 22). The 8.25% Notes were sold to qualified institutional buyers in reliance on Rule 144A of the Securities Act of 1933, as amended, and to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933, as amended. In 2004, after the completion of the private placement of the 8.25% Notes, we conducted an exchange offer pursuant to which holders of the privately placed 8.25% Notes exchanged such notes for 8.25% Notes registered under the Securities Act of 1933, as amended. During 2003, we used a portion of the funds to fund acquisitions, including Simula and Hatch, repay a portion of our outstanding debt and for general corporate and working capital purposes, including the funding of capital expenditures. Interest on the 8.25% Notes is payable semiannually on the fifteenth of February and August of each year. The 8.25% Notes were issued at a discount of approximately $3 million to investors. The 8.25% Notes may be redeemed at our option in whole or in part on a pro-rata basis, on and after August 15, 2008, at certain specified redemption prices plus accrued interest payable to the redemption date.

(c)	In connection with our May 25, 2006, acquisition of Stewart & Stevenson, we assumed $25 million of 7.38% Senior Notes due May 31, 2006. We paid these notes in full on May 31, 2006.

(d)	On September 2, 2003, we entered into interest rate swap agreements, which have been designated as fair value hedges as defined under SFAS 133 with a notional amount totaling $150 million. The agreements were entered into to exchange the fixed interest rate on our 8.25% Notes for a variable interest rate equal to six-month LIBOR, set in arrears, plus a spread ranging from 2.735% to 2.75% fixed semi-annually on the fifteenth day of February and August. The agreements are subject to other terms and conditions common to transactions of this type. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. At December 31, 2005, there was a $1 million asset included in other assets, which, as a result of the change in fair value, is a $283,000 hedge asset at December 31, 2006. The agreements are deemed to be a perfectly effective fair value hedge, and, therefore, qualify for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Maturities of long-term debt are as follows:

YEAR	(In thousands)
2007	$4,337
2008	9,288
2009	10,375
2010	59,032
2011	191,548
Thereafter	149,207
$423,787

10.	DERIVATIVE FINANCIAL INSTRUMENTS

As defined in SFAS 133, ‘‘Accounting for Derivative Instruments and Hedge Activities’’ the contingent interest feature of the 2% Convertible Notes is an embedded derivative that is not considered clearly and closely related to the host contract. The fair value of this bifurcated derivative at December 31, 2006 and 2005 is immaterial to our financial position.

We hedge the fair value of our 8.25% Notes using interest rate swaps. We enter into these derivative contracts to manage fair value changes which could be caused by our exposure to interest rate changes. These fair value hedges qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the 8.25% Notes. Accordingly, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the 8.25% Notes due to changes in the market interest rate. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements on the 8.25% Notes. The fair value of the interest rate swap agreements was approximately $283,000 and $1 million at December 31, 2006 and 2005, respectively, and is included in other assets and long-term debt on the accompanying Consolidated Balance Sheets.

The fair values of our interest rate swap agreements are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the agreement, taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

11.	INTEGRATION

We incurred integration expenses of approximately $3 million, $4 million and $3 million for the years ending December 31, 2006, 2005 and 2004, respectively. Integration expenses include costs related to integrating new acquisitions and costs associated with unsuccessful acquisitions. Integration expenses in fiscal 2006 related primarily to the integration of Stewart & Stevenson. Integration expenses in fiscal 2005 related primarily to the integration of Second Chance, Specialty Defense and Bianchi. Integration expenses in fiscal 2004 related primarily to the integration of Simula and Hatch.

12.	OTHER CHARGES

We incurred other income of $2 million and other charges of approximately $1 million and $1 million for the years ending December 31, 2006, 2005 and 2004, respectively. Other income in fiscal 2006 includes a reversal of a previously recorded accrual relating to an export fine that we settled in 2006 for an inconsequential amount.

13.	COMMITMENTS AND CONTINGENCIES

Employment contracts.    We are party to several employment contracts as of December 31, 2006, with certain members of management. Such contracts are for varying periods and include restrictions

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

on competition after termination. These agreements provide for salaries, bonuses and other benefits and also specify and delineate the granting of various stock options.

Legal/litigation matters.

Zylon® Matters

In connection with the Florida court-approved settlements in 2004 and 2005 of class action lawsuits filed by police organizations and individual police officers regarding the warranty performance of ballistic-resistant soft body armor (vests) containing Zylon®, and the Third Status Report to the Attorney General on Body Armor Safety Initiative Testing and Activities issued by the United States Department of Justice, National Institute of Justice (‘‘NIJ’’) in August 2005, which substantially modified compliance standards for all ballistic-resistant vests, the Company halted all sales or shipment of any Zylon®-containing vest models effective August 25, 2005 and established a Zylon® Vest Exchange (‘‘ZVE’’) Program to provide a cash or voucher option to those who purchased any Zylon®-containing vests from us through August 29, 2005. Vest exchanges under the ZVE program are continuing, and Note 23 to our Consolidated Financial Statement included elsewhere in this report sets forth information regarding the estimated cost of the ZVE program.

We are also voluntarily cooperating with a request for documents and data received from the Department of Justice, which is reviewing the body armor industry’s use of Zylon®, and a subpoena served by the General Services Administration for information relating to Zylon®. On March 27, 2006, we entered into a tolling agreement with the Department of Justice to toll the statute of limitations until September 30, 2006, with regard to possible civil claims the United States could assert against the Company with respect to certain body armor products made by us which contain Zylon®. On September 26, 2006, we entered into an amendment to this tolling agreement with the Department of Justice that extends the period of the tolling agreement through January 31, 2007. On January 29, 2007, we entered into a second amendment to this tolling agreement with the DOJ that extends the period of the tolling agreement through July 31, 2007.

Administrative Actions

In August 2006 and January 2007, respectively, the U.S. Defense Contract Audit Agency (‘‘DCAA’’) conducted two post-award pricing audits in connection with certain Heavy Truck Vehicle kits delivered by our Aerospace & Defense Group’s subsidiary located in Phoenix, Arizona. As a result, the U.S. Government has submitted administrative claims for approximately $6 million. We also expect subsequent claims in 2007. We believe that these actions are without merit and intend to vigorously defend the claims, and have established a reserve for these claims that we believe to be adequate.

In December 2006, we were notified by the U.S. Department of Commerce, Bureau of Industry and Security (‘‘BIS’’), of potential claims relating to certain exports made by our Products Group between 2002 and 2004 that lacked the appropriate licenses and associated documentation. Discussions with BIS are continuing and are expected to result in a settlement of these claims, which we do not believe will have a material impact on our financial position, operations, and liquidity.

In February 2007, Simula, Inc. entered into an Order of Abatement by Consent (‘‘Consent Order’’) with the Maricopa County Air Quality Department (‘‘MCAQD’’). The Consent Order states that the MCAQD has reason to believe that Simula is operating in violation of Maricopa County Air Pollution Control Regulations. Pursuant to the Consent Order, MCAQD agreed to not seek closure of a Simula facility located in Phoenix, Arizona (the ‘‘Facility’’) and accepted Simula’s updated air permit application and compliance plan with respect to the Facility.

Other Matters

In addition to the above, in the normal course of business and as a result of previous acquisitions, we are subjected to various types of claims and currently have on-going litigation in the areas of

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

product liability, product warranty, general liability, intellectual property, and employment. We are periodically audited by U.S. government personnel for contract and other regulatory compliance, and seek to pro-actively identify, address, and (where appropriate) self-report any governmental compliance issues.

Our products are used in a wide variety of military and law enforcement situations and environments. Some of our products can cause serious personal or property injury or death if not carefully and properly used by adequately trained personnel. We believe that we have adequate insurance coverage for most third-party damage claims that are incurred in the normal course of business. In such cases, the effect on our Consolidated Financial Statements is generally limited to the amount of our insurance deductible or self-insured retention. Our annual insurance premiums and self-insured retention amounts have risen significantly over the past several years and may continue to do so to the extent we are able to purchase insurance coverage.

At this time, except as otherwise provided herein, we do not believe any existing claims or pending litigation will have a material impact on our financial position, operations, and liquidity.

14.	INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL REVENUES

For management and internal reporting purposes, we have organized our business into three segments — the Aerospace & Defense Group, the Products Group and the Mobile Security Division. As described further in Note 1, the Aerospace & Defense Group supplies TWV, life safety and survivability systems to the U.S. military and major aerospace and defense prime contractors. The Products Group manufactures and sells a broad range of high quality equipment marketed under brand names that are known in the military and law enforcement communities. Our Mobile Security Division, operating under the brand name CENTIGON(TM), manufactures, services, and integrates certified armoring systems into commercial vehicles, to protect against varying degrees of ballistic and blast threats on a global basis. Our Corporate costs include the corporate management and expenses associated with managing the overall company. These expenses include compensation and benefits of corporate management and staff, legal and professional fees, and administrative and general expenses, which are not allocated to the business units. Our Corporate assets primarily include cash and cash equivalents held by the corporate entities, property & equipment related to the corporate facility and certain information technology costs, assets related to the deferred compensation plan, costs related to the issuance of debt, including the 2% Convertible Notes, the 8.25% Notes and the Credit Facility.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Revenues, operating income and total assets, net for each of our segments are as follows:

	2006	2005	2004
	(In thousands)
Revenues:
Aerospace & Defense(1)	$1,930,359	$1,213,113	$626,347
Products	324,214	284,363	228,816
Mobile Security	106,311	139,454	124,520
Total revenues	$2,360,884	$1,636,930	$979,683
Ground Vehicle Survivability	$921,532	$895,786	$439,188
Tactical Vehicle Systems	644,556	36,819	27,262
Individual Equipment Systems	364,271	280,508	159,897
Total Aerospace & Defense(1)	$1,930,359	$1,213,113	$626,347
Operating income:
Aerospace & Defense	$221,718	$208,338	$130,055
Products(a)	48,355	22,861	30,184
Mobile Security	5,518	14,066	11,168
Corporate	(36,110)	(29,631)	(25,692)
Total operating income	$239,481	$215,634	$145,715

(a)	The Products Group operating income for fiscal 2006 and 2005 includes a pre-tax charge of $4 million and $20 million, respectively for the cost of the ZVE Program. The Products Group operating income for fiscal 2004 includes a pre-tax charge of $5 million for the cost of the warranty revision and product exchange program (see Notes 13 and 23).

	2006	2005
	(In thousands)
Total assets, net:
Aerospace & Defense	$1,833,576	$546,617
Products	360,193	347,456
Mobile Security	91,624	87,866
Corporate	32,718	480,923
Total assets, net	$2,318,111	$1,462,862

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Financial information with respect to revenues based on the geographic location of the customer, and property and equipment, net, to principal geographic areas, based on the actual location of the principle facility, is as follows:

	2006	2005	2004
	(In thousands)
Revenues:
United States of America	$2,161,969	$1,452,098	$778,052
North America (excluding the United States of America)	21,194	10,404	50,614
South America	24,869	21,995	16,317
Africa	13,728	14,400	4,693
Europe/Asia	139,124	138,033	130,007
Total revenues	$2,360,884	$1,636,930	$979,683
Property and equipment, net:
North America	$152,897	$60,573
South America	1,305	1,419
Europe/Asia	25,474	17,937
Property and equipment, net:	$179,676	$79,929

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

15.	INCOME TAXES

Provision for income taxes from continuing operations for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004
	(In thousands)
Current
U.S. Federal	$60,052	$71,062	$42,552
State	7,227	8,148	4,322
Foreign	3,226	5,069	5,537
Total current	70,505	84,279	52,411
Deferred
U.S. Federal	10,940	(3,164)	3,328
State	1,576	(296)	989
Foreign	(3,245)	49	(311)
Total deferred	9,271	(3,411)	4,006
Total provision for income taxes	$79,776	$80,868	$56,417

Significant components of our net deferred tax liability as of December 31, 2006 and 2005, are as follows:

	2006	2005
	(In thousands)
Deferred tax assets:
Reserves not currently deductible	$43,394	$20,404
Capital loss	9,619	11,469
Operating loss carryforwards	20,380	2,851
Accrued expenses	24,410	3,140
Foreign tax credits	—	729
State research and development and other credits	750	959
Other	—	97
	98,553	39,649
Deferred tax asset valuation allowance	(10,680)	(12,569)
Deferred tax asset, net of valuation allowance	87,873	27,080
Deferred tax liability:
Goodwill not amortized for financial statement purposes under SFAS 142	(14,527)	(10,734)
Patents, trademarks and purchased intangibles	(111,085)	(23,969)
Interest on 2% Convertible Notes	(14,961)	(7,732)
Property and equipment	(13,726)	(7,800)
Other	(559)	—
Net deferred tax liability	$(66,985)	$(23,155)

Recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefit associated with temporary differences and operating and capital loss carryforwards will be utilized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that the realization will not occur.

Our valuation allowance at December 31, 2006, consisted of approximately $1 million related to net operating loss and tax credit carryforwards which are allocated to goodwill and approximately

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

$10 million related to capital loss carryforwards. The decrease in our valuation allowance was primarily attributable to certain capital gains realized in 2006.

As of December 31, 2006, we have U.S. federal, state, and foreign net operating losses (‘‘NOLs’’) providing a tax effected benefit of approximately $20 million. The federal and state NOLs expire in varying amounts in fiscal years 2011 through 2026 and are subject to limitations under Internal Revenue Code (‘‘IRC’’) Section 382. The majority of the Company’s foreign NOLs have an indefinite carryforward period. At December 31, 2006, we also have certain state research and development and other state income tax credits of approximately $1 million that are subject to limitations under IRC Section 383.

In connection with our acquisitions of Hiatts, Projectina, Stewart & Stevenson, and Schroth, we recorded additional net deferred tax liabilities of approximately $1 million, $1 million, $32 million, and $5 million, respectively, relating primarily to identifiable intangibles, which are not deductible for tax purposes. These net deferred tax liabilities were offset as an increase to goodwill. Additionally, in 2005, in connection with our acquisitions of Specialty Defense and Bianchi, we recorded additional net deferred tax liabilities of approximately $12 million and $13 million, respectively, relating primarily to identifiable intangibles, which was an offset as in increase to goodwill.

On February 9, 2006, we were notified by the IRS that our tax returns for the taxable years ended December 31, 2003 and 2004 had been selected for examination. We do not expect this examination will have a material impact on our financial position, operations or liquidity.

United States income taxes have not been provided on certain undistributed earnings of non-U.S. subsidiaries of approximately $14 million. These earnings are considered to be permanently reinvested in non-U.S. operations. The determination of the U.S. tax liability related to these earnings is not practicable.

The sources of income from continuing operations before income taxes are:

	2006	2005	2004
	(In thousands)
Domestic	$213,312	$200,683	$123,050
Foreign	1,026	12,695	13,944
Total	$214,338	$213,378	$136,994

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following reconciles the provision for income taxes computed at the Federal statutory income tax rate to the provision for income taxes recorded in the Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Provision for income taxes at statutory federal rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal benefit	2.7	2.4	2.5
Compensation subject to IRC Section 162(m)	0.0	0.0	2.5
Foreign income taxes	(0.2)	0.3	0.3
Other permanent items	(0.3)	0.2	0.9
	37.2%	37.9%	41.2%

16.	STOCKHOLDERS’ EQUITY

Preferred stock.    On July 16, 1996, our stockholders authorized a series of preferred stock with such rights, privileges and preferences as the Board of Directors shall from time to time determine. We have not issued any of this preferred stock.

Common stock.    On June 15, 2004, we sold 4,000,000 primary shares of common stock at a price of $37.50 per share, raising $143 million of net proceeds after deducting the underwriter discounts and commissions. In addition, our board of directors granted the underwriters a 30-day option to purchase up to 600,000 shares. The 30-day option expired unexercised on July 15, 2004. We used the net proceeds from the offering to primarily fund the acquisitions of Specialty Defense and Bianchi International in the fourth quarter of 2004.

On June 22, 2004, our stockholders approved an amendment to our Certificate of Incorporation, as amended, that increased the number of shares of our authorized capital stock to 80,000,000, 75,000,000 shares of which are common stock and 5,000,000 shares of which are preferred stock.

Treasury stock.    We had 6,060,222 shares in treasury as of December 31, 2006 and 2005.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

In 1996, we implemented an incentive stock plan and an outside directors’ stock plan. These plans collectively provide for the granting of options to certain key employees and directors. Pursuant to such plans, as amended, 2,200,000 shares of common stock were reserved and made available for distribution. The option prices of stock that may be purchased under the incentive stock plan are not less than the fair market value of common stock on the dates of the grants.

In 1994, we implemented an incentive stock plan and an outside directors’ stock plan. These plans collectively provide for the granting of options to certain key employees as well as providing for the grant of common stock to outside directors and to all full time employees. Pursuant to such plans, 1,050,000 shares of common stock were reserved and made available for distribution. The option prices of stock that may be purchased under the incentive stock plan are not less than the fair market value of common stock on the dates of the grants. Effective January 19, 1996, all stock grants awarded under the 1994 incentive stock plan were accelerated and considered fully vested.

A summary of the status of stock option grants as of December 31, 2006, and changes during the three years ending December 31, 2006, is presented below:

		Weighted Average Exercise Price
	Options
Outstanding at December 31, 2003	3,890,921	$17.00
Granted	979,000	$33.95
Exercised	(1,642,195)	$15.36
Forfeited	(69,210)	$17.26
Outstanding at December 31, 2004	3,158,516	$23.15
Granted	1,727,500	$40.54
Exercised	(975,189)	$19.61
Forfeited	(100,270)	$39.15
Outstanding at December 31, 2005	3,810,557	$31.51
Granted	114,000	$54.03
Exercised	(125,697)	$15.70
Forfeited	(131,600)	$27.51
Outstanding at December 31, 2006	3,667,260	$32.92
Options exercisable at December 31, 2006	3,444,926	$32.15

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 is $80 million and $78 million, respectively.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table summarizes information about stock options outstanding at December 31, 2006:

Exercise Price Range	Options Outstanding	Options Exercisable	Remaining Life In Years
$7.50 – $11.19	34,009	34,009	2.5
13.19 – 13.98	40,129	40,129	5.2
14.00 – 14.55	359,589	359,589	6.4
15.05 – 17.12	265,822	265,822	6.3
23.09 – 23.26	43,117	43,117	5.1
24.07 – 25.07	281,634	281,634	5.5
25.69 – 28.90	363,334	361,667	7.1
33.04 – 36.05	418,626	316,959	7.6
37.90 – 38.99	938,000	938,000	8.1
39.20 – 45.93	834,000	804,000	7.0
51.37 – 57.12	89,000	—	6.5
Total	3,667,260	3,444,926	7.0

Remaining non-exercisable options as of December 31, 2006, become exercisable as follows:

2007	70,665
2008	54,999
2009	55,002
2010	21,668
Thereafter	20,000

The fair value of nonvested shares is determined based on the market price of our shares on the grant date. A summary of the status of our nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is as follows:

	Shares	Fair Value
	(In thousands, except share data)
Nonvested at December 31, 2005	178,906	$2,415
Granted	114,000	2,601
Vested	(51,972)	(1,213)
Forfeited	(18,600)	(305)
Nonvested at December 31, 2006	222,334	$3,498

As of December 31, 2006, there was $3 million of unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted average period of 3.6 years.

Restricted stock and stock bonuses.    We granted the following restricted stock and stock bonuses during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands, except share data)
Restricted stock and stock bonus shares granted	12,000	59,116	70,534
Weighted-average fair value per share at grant date	$56.57	$43.18	$38.58
Compensation cost recognized	$573	$559	$9,082

In the year ended December 31, 2004, we recorded a $6 million non-cash charge for the acceleration of performance-based, long-term restricted stock awards granted to certain executives in 2002.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Earnings per share.    The following details the earnings per share computations on a basic and diluted basis for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income available to common shareholders	$134,562	$132,510	$80,539
Denominator:
Basic earnings per share weighted-average shares outstanding	35,453	34,602	31,419
Effect of dilutive securities:
Effect of shares issuable under stock option and stock grant plans, based on the treasury stock method	1,462	1,220	1,606
Effect of shares issuable under the net share settlement option of the conversion option of our 2% Convertible Notes, based on the treasury stock method	103	—	—
Diluted earnings per share
Adjusted weighted-average shares outstanding	37,018	35,822	33,025
Basic earnings per share	$3.80	$3.83	$2.56
Diluted earnings per share	$3.64	$3.70	$2.44

Our 2% Convertible Notes include net share settlement of the conversion option and cash settlement of the par amount of $345 million. As a result, this requires us to use the treasury stock method to calculate the dilutive effect of our 2% Convertible Notes. As a result, we included 102,983 shares in our diluted share count during the year ended December 31, 2006, and there was no effect on our diluted share count during the years ended December 31, 2005 and 2004.

Other contingent shares.    Due to the anti-dilutive nature of some of the Company’s stock options, for the year ended December 31, 2006, 13,055 dilutive securities have been excluded from the calculation of the weighted average shares for diluted earnings per share. Certain of our executives were entitled to receive stock bonus awards of 53,500 shares of our common stock based on the performance of our Company’s common stock in 2006. These awards were settled in cash in January 2007 and have no effect on our dilutive share count. In addition, certain of our executives are entitled to receive performance stock bonus awards of 450,000 shares of our common stock if at any time between January 1, 2005 and December 31, 2007, certain conditions are met as defined in their employment agreements. At the Compensation Committee of the Board of Director’s discretion, we are able to settle these performance stock bonus awards in cash.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

17.	SUPPLEMENTAL CASH FLOW INFORMATION

	2006	2005	2004
	(In thousands)
Cash paid during the year for:
Interest	$30,309	$17,438	$7,668
Income taxes, net of refunds	$71,979	$79,290	$36,772

	2006	2005	2004
	(In thousands)
Acquisitions of businesses, net of cash acquired:
Fair value of assets acquired	$472,263	$41,186	$118,120
Goodwill	702,164	7,297	86,073
Liabilities assumed	(379,688)	(1,678)	(45,751)
Total cash paid, net of cash acquired	$794,739	$46,805	$158,442

The 2006 total cash paid, net of cash acquired for businesses excludes $31 million related to shares of Stewart & Stevenson purchased in 2005.

18.	QUARTERLY RESULTS (UNAUDITED)

The following table presents summarized unaudited quarterly results of operations for the Company for fiscal 2006 and 2005. We believe all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

	FISCAL 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Revenues	$445,440	$551,926	$562,805	$800,713
Gross profit(a)	104,630	112,631	101,784	140,557
Net income	41,407	34,060	21,282	37,813
Basic earnings per share	$1.17	$0.96	$0.60	$1.06
Diluted earnings per share	$1.11	$0.92	$0.58	$1.02

(a)	Gross profit in the third and fourth quarter of 2006 includes $3 million and $650,000, respectively, related to the ZVE program.

	FISCAL 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Revenues	$364,965	$371,642	$447,664	$452,659
Gross profit(a)	91,310	95,802	80,026	101,296
Net income	31,029	37,415	26,483	37,583
Basic earnings per share	$0.90	$1.09	$0.76	$1.07
Diluted earnings per share	$0.87	$1.05	$0.74	$1.04

(a)	Gross profit in the third and fourth quarter of 2005 includes $19 million and $500,000, respectively, related to the ZVE program.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

19.	EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

In October 1997, we formed a 401(k) plan, (the ‘‘Plan’’) which provides for voluntary contributions by employees and allows for a discretionary contribution by us in the form of cash. We made contributions of approximately $3 million, $3 million and $520,000 to the Plan in 2006, 2005 and 2004, respectively.

On May 25, 2006, we acquired all of the outstanding stock of Stewart & Stevenson (See Note 4) and the Stewart & Stevenson 401(k) Savings Plan. We made contributions of approximately $577,000 to Stewart & Stevenson‘s 401(k) Savings Plan in 2006. On January 1, 2007, the Stewart & Stevenson 401(k) Savings Plan was combined into our Plan.

On December 9, 2003, we acquired Simula, Inc. and the Simula 401(k) Profit Sharing Plan, which provides for voluntary contributions by employees and allows for a discretionary contribution by us in the form of cash. We made contributions of approximately $81,000 to Simula’s 401(k) Profit Sharing Plan in 2004. On October 25, 2004, Simula’s 401(k) Profit Sharing Plan was combined into our Plan.

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

On December 30, 2004, we acquired Bianchi International and the Bianchi International 401(k) Retirement Savings Plan which provides for voluntary contributions by employees and allows for a discretionary contribution by us in the form of cash. We made contributions of $193,000 to the Bianchi International 401(k) Retirement Savings Plan in 2005. We did not make any contributions to the Bianchi International 401(k) Retirement Savings Plan in 2004. On January 1, 2006, the Bianchi International 401(k) Retirement Savings Plan was combined into our Plan.

Defined Benefit Plans

On May 25, 2006, we acquired all of the outstanding stock of Stewart & Stevenson (See Note 4). Included in Stewart & Stevenson’s liabilities that we acquired was $31 million related to the following: (1) a frozen noncontributory defined benefit pension plan covering substantially all of Stewart & Stevenson’s full-time employees; (2) an unfunded defined benefit supplemental executive retirement plan covering certain highly compensated employees; (3) an unfunded defined benefit postretirement medical benefit plan; and (4) an unfunded defined benefit retirement plan for non-employee directors.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On January 25, 2006, we formally adopted a supplemental nonqualified defined benefit pension plan referred to as the Armor Holdings, Inc. Executive Retirement Plan (the ‘‘SERP’’). The SERP provides supplemental retirement benefits for employees of the Company and its subsidiaries who are employed at a job level of senior vice president or higher and who are selected by our Compensation Committee of the Board of Directors for participation.

The normal form of payment for a normal retirement at age 62 under the SERP, or for a late retirement, is a monthly annuity payment for the participant’s lifetime based on 2% of the participant’s final average pay multiplied by each year of service with the Company, as defined in the SERP. A participant will not receive any credit for pre-acquisition service for a company or business that is acquired by the Company or its subsidiaries, but a participant may be granted additional years of credited service at the discretion of the Compensation Committee. Alternate forms of payment, including various forms of annuity and a single sum distribution, are available under the SERP. Reduced benefits may be paid in the case of an early retirement or a pre-retirement death. Early retirement under the SERP is the earlier of (i) attaining age 60 or (ii) attaining age 55 and completing 10 years of service with the Company. A participant is eligible for a deferred vested benefit upon attaining ten years of credited service. A pre-retirement death benefit is payable if a vested participant dies before retirement.

We acquired Simula’s noncontributory defined benefit pension plan (the ‘‘Pension Plan’’) for employees on December 9, 2003. The Pension Plan was originally adopted as of November 1, 1980. Contributions were made to the Pension Plan based upon actuarially determined amounts. Effective July 1, 1999, Simula froze the Plan for new participants. Effective December 8, 2003, prior to our acquisition of the Pension Plan, Simula froze the Pension Plan for future service for all participants. We elected to payout the Supplemental Retirement Plan of Simula, representing $1 million of the net amount recognized, on February 25, 2004.

The following tables include pension benefits information for the noncontributory defined benefit pension plans and the postretirement medical plan discussed above.

The funded status and amounts recognized in our balance sheet at December 31, 2006 and 2005, for these defined benefit plans, are as follows:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$165,427	$16,400	$1,352	$—
Effect of projected future compensation increases	1,682	2,528	—	—
Projected benefit obligation	167,109	18,928	1,352	—
Pension Plan assets at fair value	(116,515)	(7,258)	—	—
Contributions after measurement date	(66)	(70)	—	—
Unfunded status	$50,528	11,600	$1,352	—
Unrecognized prior service cost		(7,901)		—
Unrecognized net actuarial loss		(1,115)		—
Unrecognized transition asset		466		—
Net amount recognized		$3,050		$—

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Reconciliation of the projected benefit obligation is as follows:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Projected benefit obligation at beginning of year	$18,928	$8,109	$—	$—
Plan amendment for SERP	762	8,529	—	—
Service cost	1,401	1,329	—	—
Interest cost	6,625	944	104	—
Net transfer in (due to acquisition)	138,898	—	2,177	—
Plan participants’ contributions	—	—	243	—
Actuarial loss	7,260	327	(648)	—
Benefits paid	(6,765)	(310)	(524)	—
Projected benefit obligation at end of year	$167,109	$18,928	$1,352	$—

Reconciliation of the fair value of plan assets is as follows:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Fair value of plan assets at beginning of year	$7,258	$6,719	$—	$—
Employer contributions	547	309	281	—
Net transfer in (due to acquisition)	110,586	—	—	—
Actual gain	4,889	540	—	—
Plan participants’ contributions	—	—	243	—
Benefits paid	(6,765)	(310)	(524)	—
Fair value of plan assets at end of year	$116,515	$7,258	$—	$—

Net periodic pension cost includes the following:

	Pension Benefits
	2006	2005	2004
	(In thousands)
Service Cost	$1,401	$1,329	$—
Interest Cost	6,625	944	472
Expected return on assets	(6,276)	(539)	(504)
Prior service cost	978	629	—
Net loss recognition	38	—	—
Net periodic pension cost (income)	$2,766	$2,363	$(32)

The net periodic pension cost for the other postretirement benefit plan was made up of $104,000 of interest cost in 2006. For the fiscal years ended 2005 and 2004, there were no net periodic pension costs for the other postretirement benefit plan. We expect to recognize as components of net periodic benefit (gains) in accumulated other comprehensive income of $979,000 and $(281,000) related to prior service costs and actuarial gains, respectively, in 2007.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Amounts recognized in the Consolidated Balance Sheets consist of the following:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Other assets	$—	$4,906	$—	$—
Pension liability	(50,528)	(9,071)	(1,352)	—
Accumulated other comprehensive loss	17,145	1,115	(664)	—
Net amount recognized	$(33,383)	$(3,050)	$(2,016)	$—

Our weighted-average asset allocations by asset category are as follows (the other postretirement benefit plan is currently unfunded):

	2006	2005	Target Allocation
Equity securities	54%	75%	65%
Debt securities	27%	23%	35%
Other	20%	2%	0%
Total	100%	100%	100%

Our investment strategy is to invest the Pension Plan’s assets in a diversified portfolio of domestic and international equity, fixed income and cash equivalents to provide long-term growth in plan assets. This strategy, the resulting allocation of Pension Plan assets and the selection of independent investment managers are reviewed periodically.

We expect to contribute approximately $7 million and $210,000 to the Pension Benefit Plans and Other Postretirement Benefit Plan, respectively, in 2007.

The assumed healthcare cost trend rate, used to calculate the Company’s obligations and cost under its postretirement medical plan, is an annual rate of increase of approximately 10% of pre-age 65 covered healthcare benefits, eventually and gradually decreasing to 5% by 2016 and remaining at that level thereafter, based on the assumption that the rate of healthcare cost increases would level off and eventually approximate the overall growth in gross domestic product. A one percentage point change in the healthcare cost trend rate assumption in each future year would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(In thousands)
Increase (decrease) in total service and interest cost	$3	$(3)
Increase (decrease) in postretirement benefit obligation	$6	$(4)

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Postretirement Benefits
YEAR	(In thousands)	(In thousands)
2007	$8,703	$210
2008	10,281	140
2009	8,538	130
2010	8,937	130
2011	9,340	130
2012 – 2016	55,523	570

Weighted average assumptions used to determine benefit obligations:

	2006	2005
Discount or settlement rate	5.75%	5.50%
Rate of increase in compensation levels	5.00%	5.00%
Expected long-term rate of return on Plan assets	8.00%	8.00%

Weighted average assumptions used to determine net periodic pension costs:

	2006	2005	2004
Discount or settlement rate	6.12%	5.50%	6.00%
Rate of increase in compensation levels	5.00%	4.16%	3.25%
Expected long-term rate of return on Plan assets	8.00%	8.00%	8.00%

The assumptions in the above table were reviewed as of December 31, 2006, and found to be relevant based on current yields of high quality fixed income investments with maturities corresponding to the expected duration of the benefit obligations. We use a measurement date of December 31 for all of our employee benefit plans with the exception of the Simula Pension Plan, for which we used a measurement date of October 31.

The incremental effect of applying FAS 158 on individual line items in our Consolidated Balance Sheets:

	Before Application of FAS 158	Adjustments	After Application of FAS 158
	(In thousands)
Other assets	$21,283	$(2,302)	$18,981
Other long term liabilities	60,379	(2,352)	58,027
Deferred income taxes	121,070	1,731	122,801
Accumulated other comprehensive income	(3,666)	2,923	(743)

20.	RELATED PARTY TRANSACTIONS

We reimburse Kanders & Company, Inc. (‘‘Kanders & Co.’’), a corporation controlled by Warren B. Kanders, the Chairman of our Board of Directors and our Chief Executive Officer, for out-of-pocket expenses in Mr. Kanders role as Chief Executive Officer. We reimbursed Kanders & Co. for out-of-pocket expenses in the aggregate amount of $242,000, $259,000 and $369,000 during the fiscal years ended December 31, 2006, 2005 and 2004, respectively.

Effective as of January 1, 2003, we entered into a Transportation Services Agreement with Kanders Aviation, LLC, an entity controlled by Mr. Kanders. Pursuant to the terms of the Transportation Services Agreement and upon our request, Kanders Aviation may, in its sole

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

discretion, provide us with airport to airport air transportation services via certain aircraft. The Transportation Services Agreement will remain in effect indefinitely until terminated by written notice by either party thereto to the other party thereto. During the term of the Transportation Services Agreement, we will reimburse Kanders Aviation for services provided by Kanders Aviation to us and any additional expenses incurred by Kanders Aviation in connection with such air transportation services. We reimbursed Kanders Aviation $332,000 for such expenses during the fiscal year ended December 31, 2004. There were no services provided us under this agreement during 2006 and 2005 and as such there was no related expense during the fiscal years ended December 31, 2006 and 2005.

21.	OPERATING LEASES

We are party to certain real estate, equipment and vehicle leases. Several leases include options for renewal and escalation clauses. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Approximate total future minimum annual lease payments under all non-cancelable leases are as follows:

YEAR	(In thousands)
2007	$9,340
2008	6,894
2009	5,230
2010	3,757
2011	2,733
Thereafter	11,911

We incurred rent expense of approximately $9 million, $8 million and $5 million during the years ended December 31, 2006, 2005 and 2004, respectively.

22.	GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

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

The following consolidating financial information presents the Consolidating Balance Sheets as of December 31, 2006 and December 31, 2005, the related Consolidating Statements of Operations for each of the year ended December 31, 2006, 2005 and 2004, and the related Consolidating Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 for:

•	Armor Holdings, Inc., the parent,

•	the guarantor subsidiaries,

•	the nonguarantor subsidiaries, and

•	Armor Holdings, Inc. on a consolidated basis

The information includes elimination entries necessary to consolidate Armor Holdings, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Armor Holdings, Inc. and Subsidiaries
Consolidating Balance Sheets

	December 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,974	$(1,991)	$31,330	—	$40,313
Accounts receivable, net	—	268,269	34,834	—	303,103
Unbilled costs and accrued profits	—	35,130	—	—	35,130
Intercompany receivables	607,923	609,449	38,402	(1,255,774)	—
Inventories	—	265,915	48,554	(343)	314,126
Deferred income taxes	464	53,307	2,045	—	55,816
Prepaid expenses and other current assets	1,668	18,952	3,447	(82)	23,985
Total current assets	621,029	1,249,031	158,612	(1,256,199)	772,473
Property and equipment, net	1,663	148,883	29,130	—	179,676
Goodwill, net	—	935,340	42,399	—	977,739
Patents, licenses and trademarks, net	—	328,584	40,658	—	369,242
Other assets	11,546	6,765	670	—	18,981
Investment in subsidiaries	2,132,872	249,886	61,379	(2,444,137)	—
Total assets	$2,767,110	$2,918,489	$332,848	$(3,700,336)	$2,318,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,750	$301	$286	—	$4,337
Short-term debt	341,924	—	1,703	—	343,627
Accounts payable	7,407	198,384	13,993	—	219,784
Accrued expenses and other current liabilities	26,444	217,703	41,434		285,581
Income taxes payable	2,283	8,104	3,431	—	13,818
Intercompany payables	1,099,716	13,494	142,564	(1,255,774)	—
Total current liabilities	1,481,524	437,986	203,411	(1,255,774)	867,147
Long-term debt, less current portion	417,382	1,815	253	—	419,450
Other long-term liabilities	10,238	47,424	365	—	58,027
Deferred income taxes	7,280	109,103	6,418	—	122,801
Total liabilities	1,916,424	596,328	210,447	(1,255,774)	1,467,425
Stockholders’ equity:
Preferred stock	—	1,450	—	(1,450)	—
Common stock	417	99,086	8,164	(107,250)	417
Additional paid – in capital	530,776	1,682,940	117,261	(1,800,201)	530,776
Retained earnings (accumulated deficit)	392,553	538,685	(3,024)	(535,661)	392,553
Accumulated other comprehensive loss	(743)	—	—	—	(743)
Treasury stock	(72,317)	—	—	—	(72,317)
Total stockholders’ equity	850,686	2,322,161	122,401	(2,444,562)	850,686
Total liabilities and stockholders’ equity	$2,767,110	$2,918,489	$332,848	$(3,700,336)	$2,318,111

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Armor Holdings, Inc. and Subsidiaries
Consolidating Balance Sheets

	December 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$423,961	$23,879	$24,001	$—	$471,841
Accounts receivable, net	—	190,740	20,541	—	211,281
Unbilled costs and accrued profits	—	843	—	—	843
Intercompany receivables	101,956	109,177	39,170	(250,303)	—
Inventories	—	185,032	25,485	—	210,517
Prepaid expenses and other current assets	2,316	32,806	2,965	—	38,087
Total current assets	528,233	542,477	112,162	(250,303)	932,569
Property and equipment, net	2,052	57,326	20,551	—	79,929
Goodwill, net	—	271,708	1,988	—	273,696
Patents, licenses and trademarks, net	—	130,216	404	—	130,620
Other assets	15,221	2,089	28,738	—	46,048
Investment in subsidiaries	795,098	117,776	—	(912,874)	—
Total assets	$1,340,604	$1,121,592	$163,843	$(1,163,177)	$1,462,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$283	$147	$—	$430
Short-term debt	341,752	—	2,522	—	344,274
Accounts payable	607	80,300	10,056	—	90,963
Accrued expenses and other current liabilities	16,660	65,346	18,918	—	100,924
Income taxes payable	(5,105)	12,257	1,615	—	8,767
Intercompany payables	115,076	22,682	112,545	(250,303)	—
Total current liabilities	468,990	180,868	145,803	(250,303)	545,358
Long-term debt, less current portion	149,528	2,115	267	—	151,910
Other long-term liabilities	7,333	3,142	—	—	10,475
Deferred income taxes	4,171	39,390	976	—	44,537
Total liabilities	630,022	225,515	147,046	(250,303)	752,280
Stockholders’ equity:
Preferred stock	—	1,450	—	(1,450)	—
Common stock	415	3,193	7,852	(11,045)	415
Additional paid – in capital	525,890	533,682	14,778	(548,460)	525,890
Retained earnings (accumulated deficit)	257,991	357,752	(5,833)	(351,919)	257,991
Accumulated other comprehensive loss	(1,397)	—	—	—	(1,397)
Treasury stock	(72,317)	—	—	—	(72,317)
Total stockholders’ equity	710,582	896,077	16,797	(912,874)	710,582
Total liabilities and stockholders’ equity	$1,340,604	$1,121,592	$163,843	$(1,163,177)	$1,462,862

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Armor Holdings, Inc. and Subsidiaries
Consolidating Statements of Operations

	Year ended December 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Revenues:
Aerospace & Defense	$—	$1,899,991	$51,239	$(20,871)	$1,930,359
Products	—	297,390	26,824	—	324,214
Mobile Security	—	20,765	89,820	(4,274)	106,311
Total revenues	—	2,218,146	167,883	(25,145)	2,360,884
Costs and Expenses:
Cost of revenues	—	1,787,515	134,966	(24,799)	1,897,682
Cost of vest exchange program/ warranty revision	—	3,600	—	—	3,600
Selling, general and administrative expenses	34,600	133,281	28,778	—	196,659
Amortization	—	20,641	1,843	—	22,484
Integration	532	1,767	209	—	2,508
Other charges	—	—	(1,530)	—	(1,530)
Operating (loss) income	(35,132)	271,342	3,617	(346)	239,481
Interest expense (income), net	31,207	(1,050)	(2)	—	30,155
Other income, net	(2,232)	(2,183)	(597)	—	(5,012)
Equity in earnings of subsidiaries	(178,970)	(4,426)	—	183,396	—
Related party interest expense (income), net	22	18	(40)	—	—
Income before (benefit) provision for income taxes	114,841	278,983	4,256	(183,742)	214,338
(Benefit) provision for income taxes	(19,721)	98,050	1,447	—	79,776
Net income	$134,562	$180,933	$2,809	$(183,742)	$134,562

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Armor Holdings, Inc. and Subsidiaries
Consolidating Statements of Operations

	Year ended December 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Revenues:
Aerospace & Defense	$—	$1,199,262	$24,515	$(10,664)	$1,213,113
Products	—	253,862	30,501	—	284,363
Mobile Security	—	40,302	99,485	(333)	139,454
Total revenues	—	1,493,426	154,501	(10,997)	1,636,930
Costs and Expenses:
Cost of revenues	—	1,137,457	122,136	(10,997)	1,248,596
Cost of vest exchange program/ warranty revision	—	19,900	—	—	19,900
Selling, general and administrative expenses	28,852	94,644	15,808	—	139,304
Amortization	—	8,621	6	—	8,627
Integration	625	3,044	—	—	3,669
Other charges	—	—	1,200	—	1,200
Operating (loss) income	(29,477)	229,760	15,351	—	215,634
Interest expense (income), net	6,254	(393)	420	—	6,281
Other income, net	(3,962)	(49)	(14)	—	(4,025)
Equity in earnings of subsidiaries	(157,015)	(4,833)	—	161,848	—
Related party interest expense (income), net	16	(19)	3	—	—
Income before (benefit) provision for income taxes	125,230	235,054	14,942	(161,848)	213,378
(Benefit) provision for income taxes	(7,280)	81,889	6,259	—	80,868
Net income	$132,510	$153,165	$8,683	$(161,848)	$132,510

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Armor Holdings, Inc. and Subsidiaries
Consolidating Statements of Operations

	Year ended December 31, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Revenues:
Aerospace & Defense	$—	$605,399	$20,948	$—	$626,347
Products	—	204,121	24,695	—	228,816
Mobile Security	—	25,531	102,224	(3,235)	124,520
Total revenues	—	835,051	147,867	(3,235)	979,683
Costs and Expenses:
Cost of revenues	—	599,505	117,922	(3,235)	714,192
Cost of vest exchange program/ warranty revision	—	5,000	—	—	5,000
Selling, general and administrative expenses	23,749	69,122	13,684	—	106,555
Amortization	—	4,243	12	—	4,255
Integration	529	2,029	—	—	2,558
Other charges	1,408	—	—	—	1,408
Related party management fees (income), net	—	(15)	15	—	—
Operating (loss) income	(25,686)	155,167	16,234	—	145,715
Interest expense, net	6,511	103	162	—	6,776
Other expense (income), net	1,917	421	(393)	—	1,945
Equity in earnings of subsidiaries	(108,631)	(2,691)	—	111,322	—
Related party interest expense (income), net	16	(18)	2	—	—
Income from continuing operations before (benefit) provision for income taxes	74,501	157,352	16,463	(111,322)	136,994
(Benefit) provision for income taxes	(6,038)	56,030	6,425	—	56,417
Income from continuing operations	80,539	101,322	10,038	(111,322)	80,577
Discontinued Operations:
Loss from discontinued operations, net of income tax benefit	—	(38)	—	—	(38)
Net income	$80,539	$101,284	$10,038	$(111,322)	$80,539

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Armor Holdings, Inc. and Subsidiaries
Consolidating Statements of Cash Flows

	Year ended December 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Cash flows from continuing operating activities:
Income from continuing operations:	$134,562	$180,933	$2,809	$(183,742)	$134,562
Adjustments to reconcile income from operations to cash provided by operating activities:
Depreciation and amortization	7,110	34,362	5,570	—	47,042
Loss on disposal of fixed assets	(1,234)	1,368	173	—	307
Gain on sale of land	(2,206)	—	—	—	(2,206)
Deferred income taxes	4,378	8,087	(3,194)	—	9,271
Non-cash SERP expense	2,900	—	—	—	2,900
Windfall tax benefit of stock options	(3,005)	—	—	—	(3,005)
Fair value gain on put options	(710)	—	—	—	(710)
Equity in earnings of subsidiaries	(168,089)	(15,307)	—	183,396	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	(15,438)	(2,524)	—	(17,962)
Decrease (increase) in intercompany receivables & payables	108,253	(124,143)	15,890	—	—
Increase in unbilled costs and accrued profits	—	(34,287)	—	—	(34,287)
(Increase) decrease in inventories	—	(10,664)	(6,307)	346	(16,625)
Increase in progress based payment	—	(46,601)	—	—	(46,601)
(Increase) decrease in prepaid expenses and other assets	(770)	484	803	—	517
Increase in accounts payable, accrued expenses and other current liabilities	18,900	43,768	4,216	—	66,884
Increase (decrease) in income taxes payable	8,949	(9,864)	(641)	—	(1,556)
Net cash provided by operating activities	109,038	12,698	16,795	—	138,531
Cash flows from investing activities:
Purchase of property and equipment	(423)	(29,690)	(3,936)	—	(34,049)
Proceeds from the sale of land	3,440	—	—	—	3,440
Purchase of patents and trademarks	—	(82)	(14)	—	(96)
Purchase of equity investment	(57)	—	—	—	(57)
Purchase of short-term investment securities	538,310	—	—	—	538,310
Proceeds from sales of short-term investment securities	(538,310)	—	—	—	(538,310)
Financing lease receivable	—	428	—	—	428
Additional consideration for purchased businesses	(243)	—	—	—	(243)
Purchase of businesses, net of cash acquired	(794,739)	—	—	—	(794,739)
Net cash used in investing activities:	(792,022)	(29,344)	(3,950)	—	(825,316)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,156	—	—	—	2,156
Taxes paid for withheld shares on restricted stock issuances	(430)	—	—	—	(430)
Windfall tax benefit of stock options	3,005	—	—	—	3,005
Cash paid for financing costs	(7,232)	—	—	—	(7,232)
Increase in bank overdrafts	—	10,280	—	—	10,280
Borrowings of long-term debt	100,000	—	—	—	100,000
Repayments of long-term debt	—	(25,282)	(182)	—	(25,464)
Borrowings under lines of credit	844,775	—	3,226	—	848,001
Repayments under lines of credit	(672,277)	61	(4,173)	—	(676,389)
Net cash provided by (used in) financing activities	269,997	(14,941)	(1,129)	—	253,927
Effect of exchange rate on cash and cash equivalents
	—	5,717	(4,387)	—	1,330
Net increase in cash and cash equivalents	(412,987)	(25,870)	7,329	—	(431,528)
Cash and cash equivalents, beginning of period	423,961	23,879	24,001	—	471,841
Cash and cash equivalents, end of period	$10,974	$(1,991)	$31,330	$—	$40,313

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Armor Holdings, Inc. and Subsidiaries
Consolidating Statements of Cash Flows

	Year ended December 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Cash flows from continuing operating activities:
Income from continuing operations:	$132,510	$153,165	$8,683	$(161,848)	$132,510
Adjustments to reconcile income from operations to cash provided by operating activities:
Depreciation and amortization	2,694	16,960	2,754	—	22,408
Loss on disposal of fixed assets	52	402	480	—	934
Deferred income taxes	4,265	(7,588)	(88)	—	(3,411)
Non-cash SERP expense	2,427	—	—	—	2,427
Fair value gain on put options	(5,905)	—	—	—	(5,905)
Equity in earnings of subsidiaries	(202,661)	40,813	—	161,848	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	(32,385)	(3,005)	—	(35,390)
(Increase) decrease in unbilled costs and accrued profits	—	50	—	—	50
Decrease (increase) in intercompany receivables & payables	71,573	(107,672)	36,099	—	—
(Increase) decrease in inventories	—	(36,805)	5,670	—	(31,135)
Decrease in prepaid expenses and other assets	642	22,391	508	—	23,541
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	7,904	17,306	(922)	—	24,288
Increase (decrease) in income taxes payable	6,141	744	(2,327)	—	4,558
Net cash provided by operating activities	19,642	67,381	47,852	—	134,875
Cash flows from investing activities:
Purchase of property and equipment	(2,195)	(11,292)	(2,106)	—	(15,593)
Purchase of patents and trademarks	—	(814)	(239)	—	(1,053)
Purchase of equity investment	—	—	(31,082)	—	(31,082)
Purchase of short-term investment securities	(754,300)	—	—	—	(754,300)
Proceeds from sales of short-term investment securities	754,300	—	—	—	754,300
Financing lease receivable	—	(1,187)	—	—	(1,187)
Additional cash received from sale of business	—	300	—	—	300
Additional consideration for purchased businesses	(826)	(5,702)	—	—	(6,528)
Purchase of businesses, net of cash acquired	(1,261)	(45,544)	—	—	(46,805)
Net cash used in investing activities:	(4,282)	(64,239)	(33,427)	—	(101,948)
Cash flows from financing activities:
Proceeds from exercise of stock options	18,902	—	—	—	18,902
Proceeds from the sale of put options	6,614	—	—	—	6,614
Taxes paid for withheld shares on restricted stock issuances	(5,642)	—	—	—	(5,642)
Repayments of long-term debt	—	(436)	(149)	—	(585)
Borrowings under lines of credit	6,973	—	6,676	—	13,649
Repayments under lines of credit	(6,973)	—	(6,662)	—	(13,635)
Net cash provided by (used in) financing activities	19,874	(436)	(135)	—	19,303
Effect of exchange rate on cash and cash equivalents
	—	—	(1,598)	—	(1,598)
Net increase in cash and cash equivalents	35,234	2,706	12,692	—	50,632
Cash and cash equivalents, beginning of period	388,727	21,173	11,309	—	421,209
Cash and cash equivalents, end of period	$423,961	$23,879	$24,001	$—	$471,841

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Armor Holdings, Inc. and Subsidiaries
Consolidating Statements of Cash Flows

	Year ended December 31, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Cash flows from operating activities:	(Revised – See Note 17)
Income from continuing operations:	$80,539	$101,322	$10,038	$(111,322)	$80,577
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	1,744	10,042	3,265	—	15,051
Loss on disposal of fixed assets	—	446	418	—	864
Deferred income taxes	3,025	1,299	(318)	—	4,006
Equity in earnings of subsidiaries	(303,721)	192,399	—	111,322	—
Non-cash termination charge	1,408	—	—	—	1,408
Non-cash restricted stock charges	6,294	—	—	—	6,294
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	1,201	(83,438)	(7,366)	—	(89,603)
(Increase) decrease in unbilled costs and accrued profits	—	(893)	—	—	(893)
(Increase) decrease in intercompany receivables & payables	(10,834)	8,432	2,402	—	—
Increase in inventories	—	(58,293)	(14,813)	—	(73,106)
Increase in prepaid expenses and other assets	(1,397)	(20,321)	(357)	—	(22,075)
Increase in accounts payable, accrued expenses and other current liabilities	2,302	68,341	6,775	—	77,418
Increase (decrease) in income taxes payable	17,080	(3,350)	3,594	—	17,324
Net cash (used in) provided by operating activities from continuing operations	(202,359)	215,986	3,638	—	17,265
Net cash used in operating activities from discontinued operations	—	(407)	—	—	(407)
Net cash (used in) provided by operating activities	(202,359)	215,579	3,638	—	16,858
Cash flows from investing activities:
Purchase of property and equipment	(3,615)	(10,125)	(5,679)	—	(19,419)
Purchase of patents and trademarks	—	(112)	—	—	(112)
Purchase of equity investment	—	(5,275)	—	—	(5,275)
Proceeds from sale of equity investment	—	5,823	—	—	5,823
Purchase of short-term investment securities	(286,430)	—	—	—	(286,430)
Proceeds from sales of short-term investment securities	286,430	—	—	—	286,430
Collection of note receivable	2,175	—	—	—	2,175
Decrease in restricted cash	2,600	—	—	—	2,600
Sale of business, net of cash disposed	—	125	—	—	125
Additional consideration for purchased businesses	—	(2,808)	—	—	(2,808)
Purchase of businesses, net of cash acquired	—	(158,442)	—	—	(158,442)
Net cash provided by (used in) investing activities from continuing operations	1,160	(170,814)	(5,679)	—	(175,333)
Net cash used in investing activities from discontinued operations	—	(263)	—	—	(263)
Net cash provided by (used in) investing activities:	1,160	(171,077)	(5,679)	—	(175,596)
Cash flows from financing activities:
Proceeds from exercise of stock options	25,192	—	—	—	25,192
Proceeds from the issuance of common stock	142,500	—	—	—	142,500
Cash paid for common stock offering costs	(1,339)	—	—	—	(1,339)
Taxes paid for withheld shares on restricted stock issuances	(2,585)	—	—	—	(2,585)
Cash paid for financing costs	(6,156)	—	—	—	(6,156)
Borrowings of short-term debt	341,550	—	—	—	341,550
Repayments of long-term debt	—	(34,371)	(145)	—	(34,516)
Borrowings under lines of credit	22,700	5	1,883	—	24,588
Repayments under lines of credit	(22,700)	—	(349)	—	(23,049)
Net cash provided by (used in) financing activities from continuing operations	499,162	(34,366)	1,389	—	466,185
Net cash used in financing activities from discontinued operations	—	(125)	—	—	(125)
Net cash provided by (used in) financing activities	499,162	(34,491)	1,389	—	466,060
Effect of exchange rate on cash and cash equivalents	—	—	1,961	—	1,961
Net increase in cash and cash equivalents	297,963	10,011	1,309	—	309,283
Cash and cash equivalents, beginning of period	90,764	11,160	10,002	—	111,926
Cash and cash equivalents, end of period	$388,727	$21,171	$11,311	$—	$421,209

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

23.	VEST EXCHANGE PROGRAM/WARRANTY REVISION

As a result of our voluntary Zylon® Vest Exchange Program relating to our Zylon®-vests, we recorded a pre-tax charge of $4 million and $20 million in the years ended December 31, 2006 and 2005, respectively. The $4 million charge incurred in 2006 resulted from higher redemption rate estimates on our existing Zylon® vest replacement program. The $20 million charge incurred in 2005 includes originally estimated exchange program costs and inventory write-offs. This liability has been classified in accrued expenses and other current liabilities on the Consolidated Balance Sheet.

Zylon® Vest Exchange Program	2006	2005
	(In thousands)
Program cost	$3,600	$17,391
Inventory write-offs	—	3,624
Total cost of ZVE	3,600	21,015
Reversal of accrual from 2004 Exchange Program	—	(1,115)
Net cost of ZVE	$3,600	$19,900

The above costs were estimated based on the expected cost to be incurred under the ZVE program for the physical replacement or compensation for qualifying vests surrendered under the program, including administrative costs. This may be in the form of cash or the expected cost of replacement products. Inventory write-offs represent the cost of existing on-hand, unusable Zylon® inventory. As the charge has been based upon various estimates, differences in actual return rates and program costs could result in material adjustments to the recorded charge.

24.	CONCENTRATION OF REVENUES

Approximately 79.5%, 75.7% and 65.3% of our consolidated revenues were from our ten largest customers for the years ended December 31, 2006, 2005 and 2004, respectively. Our largest customer, the U.S. Federal Government, accounted for approximately 64.2%, 59.3% and 57.8% of our consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Approximately 77.5%, 72.7% and 60.7% of our consolidated revenues came from direct or indirect U.S. military contracts for the years ended December 31, 2006, 2005 and 2004, respectively.

Our Aerospace & Defense Group’s ten largest customers accounted for approximately 95.1%, 98.3% and 93.9% of segment revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The Aerospace & Defense Group’s largest customer, the U.S. Federal Government, accounted for approximately 77.6%, 79.3% and 87.1% of the segments revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

The Products Group’s ten largest customers accounted for approximately 21.0%, 25.3% and 26.6% of segment revenues of the Products Division for the years ended December 31, 2006, 2005 and 2004, respectively. The Product Division’s largest customer, the U.S. Federal Government, accounted for approximately 5.6%, 9.0% and 12.2% of the segments revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

The Mobile Security Division’s ten largest customers accounted for approximately 39.4%, 52.6% and 43.6% of segment revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Mobile Security’s largest customer accounted for approximately 8.0%, 12.5% and 11.6% of segment revenue for the years ended December 31, 2006, 2005 and 2004.

Military and governmental contracts generally are awarded on a periodic or sporadic basis. If the Aerospace & Defense Group were to lose the FMTV contract, which continues through September 2008, or additional orders for next-generation Humvees known as the M1151/52 Up-Armored HMMWVs, our financial performance would experience a material adverse effect.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

25.	OFF BALANCE SHEET ARRANGEMENTS

On September 24, 2004, we entered into an off-balance sheet leasing arrangement for an aircraft for Company use. Upon expiration of this lease on September 24, 2009, a subsidiary of the Company has the option to renew the lease at fair market value subject to approval by the lessor, or, buy the aircraft for approximately $10 million, or return the aircraft to the lessor and, under a guarantee, pay any shortfall in sales proceeds from a third party in an amount not to exceed $8 million. Annual rental expense related to this agreement is approximately $1 million. Excluding this leasing arrangement, we do not have any off balance sheet arrangements.

26.	PUT OPTION TRANSACTIONS

We account for put option transactions on Company stock in accordance with Statement of Financial Accounting Standards No. 150, ‘‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,’’ (‘‘SFAS 150’’). SFAS 150 requires put options to be measured at fair value and recognized on the balance sheet as liabilities.

During fiscal 2005, we sold put options in various private transactions covering 3.5 million shares of Company stock for $7 million in premiums. During fiscal 2005, put options covering 2.5 million shares of Company stock expired unexercised leaving outstanding put options covering 1 million shares outstanding (2.8% of outstanding shares at December 31, 2005) at a weighted average strike price of $40.00 per share. In February 2006, the remaining outstanding put options covering 1 million shares expired unexercised. Accordingly, we recognized $710,000 in other income, net, in fiscal 2006. In fiscal 2005, we recognized fair value gains of $6 million recorded in other income, net, of which $5 million was recognized on the 2.5 million previously expired and unexercised put options. The fair values of the put options of Company stock are obtained from our counter-parties and represent the estimated amount we would have received or paid to terminate the put options, taking into account the consideration we received for the sale of the put options. We had no outstanding put options on Company stock remaining as of December 31, 2006.

27.	INTEREST EXPENSE, NET

Interest expense, net is comprised of the following:

	2006	2005	2004
	(In thousands)
Interest expense	$40,296	$20,541	$10,535
Interest income	(10,141)	(14,260)	(3,759)
Interest expense, net	$30,155	$6,281	$6,776

28.	OTHER ASSETS

Other assets are comprised of the following:

	2006	2005
	(In thousands)
Fair value of available-for-sale securities	$48	$28,597
Deferred costs related to issuance of debt	9,505	8,871
Net amount recognized for defined benefit plans	—	4,906
Fair value of interest rate swaps	283	1,427
Other	9,145	2,247
Total other assets	$18,981	$46,048

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMOR HOLDINGS, INC.
/s/ Warren B. Kanders
Warren B. Kanders
Chairman of the Board of Directors and Chief Executive Officer
Dated: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Warren B. Kanders	/s/ Robert R. Schiller
Warren B. Kanders	Robert R. Schiller
Chairman of the Board of Directors and Chief Executive Officer	President and Chief Operating Officer February 26, 2007
February 26, 2007
/s/ Glenn J. Heiar	/s/ Nicholas Sokolow
Glenn J. Heiar	Nicholas Sokolow
Chief Financial Officer	Director
(Principal Financial Officer and Principal Accounting Officer)	February 26, 2007
February 26, 2007
/s/ Burtt R. Ehrlich	/s/ Deborah A. Zoullas
Burtt R. Ehrlich	Deborah A. Zoullas
Director	Director
February 26, 2007	February 26, 2007
/s/ David R. Haas
David R. Haas
Director
February 26, 2007

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II — Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

ARMOR HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN C	COLUMN D	COLUMN E
Description	Balance at beginning of period	Additions – Charged to expense	Additions – Acquisitions	Deductions – Write-offs and other	Balance at end of period
Allowance for doubtful accounts:
2006	6,763	1,150	4,767	(4,777)	7,903
2005	3,077	680	—	3,006	6,763
2004	1,726	1,925	—	(574)	3,077

The 2006 allowance for doubtful accounts addition related to acquisitions is a result of our acquisition of Stewart & Stevenson. The additions to the allowance for doubtful accounts related to the other acquisitions we made in 2005 and 2004, are immaterial for presentation.