Form 10-K/A
period 2006-12-31
ARMOR HOLDINGS INC
filed 2007-05-02
CIK 845752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

REASONS FOR FILING AMENDMENT NO. 1 TO FORM 10-K/A

This Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11667), initially filed with the Securities and Exchange Commission on February 27, 2007, is being filed solely to update certain information set forth in Exhibit 23.1 ‘‘Consent of PricewaterhouseCoopers LLP’’, which appears in Part IV, Item 15, Exhibits, Financial Statements and Schedules.

TABLE OF CONTENTS AND CROSS REFERENCE SHEET

Page Number
PART IV Item 15.	Exhibits, Financial Statement Schedules	3

Table of Contents

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	None.

(b)	Exhibits

The following Exhibits are hereby filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A:

Exhibit No.		Description
*23	.1	Consent of PricewaterhouseCoopers LLP.
*31	.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
*31	.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
*32	.1	Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.
*32	.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMOR HOLDINGS, INC.
/s/ Warren B. Kanders
Warren B. Kanders
Chairman of the Board of Directors and Chief Executive Officer
Dated: April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Warren B. Kanders	/s/ Robert R. Schiller
Warren B. Kanders	Robert R. Schiller
Chairman of the Board of Directors and Chief Executive Officer	President and Chief Operating Officer April 30, 2007
April 30, 2007
/s/ Glenn J. Heiar	/s/ Nicholas Sokolow
Glenn J. Heiar	Nicholas Sokolow
Chief Financial Officer	Director
(Principal Financial Officer and Principal Accounting Officer)	April 30, 2007
April 30, 2007
/s/ Burtt R. Ehrlich	/s/ Deborah A. Zoullas
Burtt R. Ehrlich	Deborah A. Zoullas
Director	Director
April 30, 2007	April 30, 2007
/s/ David R. Haas
David R. Haas
Director
April 30, 2007