Form 10-Q
period 2007-03-31
ARMOR HOLDINGS INC
filed 2007-05-02
CIK 845752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007, or

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

Registrant’s telephone number, including area code: (904) 741-5400

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

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2007 is 35,578,482.

Armor Holdings, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries include all adjustments that management considers necessary for a fair presentation of operating results and financial position as of March 31, 2007, and for the three-month periods ended March 31, 2007, and March 31, 2006.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$45,463	$40,313
Accounts receivable (net of allowance for doubtful accounts of $7,284 and $7,903)	388,525	338,233
Inventories	342,322	314,126
Deferred income taxes	56,501	55,816
Prepaid expenses and other current assets	43,103	23,985
Total current assets	875,914	772,473
Property and equipment (net of accumulated depreciation of $60,076 and $54,706)	184,261	179,676
Goodwill	975,512	977,739
Patents, licenses and trademarks (net of accumulated amortization of $45,913 and $37,812)	361,341	369,242
Other assets	23,617	18,981
Total assets	$2,420,645	$2,318,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,601	$4,337
Short-term debt	343,689	343,627
Accounts payable	229,143	219,784
Accrued expenses and other current liabilities	176,896	285,581
Income taxes payable	4,242	13,818
Total current liabilities	759,571	867,147
Long-term debt, less current portion	546,350	419,450
Other long-term liabilities	104,752	58,027
Deferred income taxes	121,812	122,801
Total liabilities	1,532,485	1,467,425
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 41,637,770 and 41,606,499 issued; and 35,577,548 and 35,546,277 outstanding at March 31, 2007 and December 31, 2006, respectively	418	417
Additional paid-in capital	530,549	530,776
Retained earnings	428,779	392,553
Accumulated other comprehensive income (loss)	731	(743)
Treasury stock, at cost	(72,317)	(72,317)
Total stockholders’ equity	888,160	850,686
Total liabilities and stockholders’ equity	$2,420,645	$2,318,111

See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2007	March 31, 2006
REVENUES:
Aerospace & Defense	$783,008	$345,103
Products	79,795	76,836
Mobile Security	26,386	23,501
Total revenues	889,189	445,440
COSTS AND EXPENSES:
Cost of revenues	724,363	340,810
Cost of vest exchange program/warranty revision	2,450	—
Selling, general and administrative expenses	83,643	36,142
Amortization	8,093	2,259
Integration	1,399	470
OPERATING INCOME	69,241	65,759
Interest expense, net	11,561	259
Other income, net	(354)	(807)
INCOME BEFORE PROVISION FOR INCOME TAXES	58,034	66,307
PROVISION FOR INCOME TAXES	21,995	24,898
NET INCOME	$36,039	$41,409
BASIC EARNINGS PER SHARE	$1.01	$1.17
DILUTED EARNINGS PER SHARE	$0.94	$1.11
WEIGHTED AVERAGE SHARES – BASIC	35,572	35,342
WEIGHTED AVERAGE SHARES – DILUTED	38,327	37,205

See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31, 2007	March 31, 2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$36,039	$41,409
Adjustments to net income to cash provided by operating activities:
Depreciation and amortization	14,303	5,643
Loss on disposal of fixed assets	173	124
Deferred income taxes	3,002	4,044
Fair value gain for put options	—	(710)
Non-cash SERP expense	459	725
Windfall tax benefit of stock options	(52)	(312)
Changes in operating assets and liabilities
Increase in accounts receivable	(50,582)	(394)
Increase in inventories	(42,915)	(22,136)
Increase in prepaid expenses and other assets	(6,593)	(4,726)
Decrease in performance based payments	(100,013)	—
Increase in accounts payable, accrued expenses and other current and long term-liabilities	29,835	5,277
Increase (decrease) in income taxes payable	8,829	(650)
Net cash (used in) provided by operating activities	(107,515)	28,294
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,174)	(9,199)
Purchase of patents and trademarks	(123)	(85)
Purchases of short-term investment securities	—	(489,000)
Proceeds from sales of short-term investment securities	—	97,500
Collection of note receivable	—	252
Costs related to pending acquisitions	—	(2,849)
Additional consideration for purchased businesses	(120)	(85)
Net cash used in investing activities	(10,417)	(403,466)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	59	724
Taxes paid for withheld shares on restricted stock issuances	(789)	(430)
Windfall tax benefit of stock options	52	312
Decrease in bank overdrafts	(4,524)	—
Repayments of long-term debt	(256)	(208)
Borrowings under lines of credit	186,322	840
Repayments under lines of credit	(58,825)	(1,362)
Net cash provided by (used in) financing activities	122,039	(124)
Effect of exchange rate changes on cash and cash equivalents	1,043	875
Net increase (decrease) in cash and cash equivalents	5,150	(374,421)
Cash and cash equivalents, beginning of period	40,313	471,841
Cash and cash equivalents, end of period	$45,463	$97,420

See notes to condensed consolidated financial statements.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Armor Holdings, Inc. and its wholly-owned subsidiaries (‘‘Armor’’, the ‘‘Company’’, ‘‘we’’, ‘‘our’’, ‘‘us’’) have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to provide a fair presentation have been included. The results of operations for the three month periods ended March 31 are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — EARNINGS PER SHARE

The following details the basic and diluted earnings per share:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$36,039	$41,409
Denominator for basic earnings per share – weighted average shares outstanding:	35,572	35,342
Effect of shares issuable under stock option and stock grant plans, based on the treasury stock method	1,548	1,414
Effect of shares issuable under the net share settlement of the conversion option of our 2% Convertible Notes, based on the treasury method	1,207	449
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	38,327	37,205
Basic earnings per share	$1.01	$1.17
Diluted earnings per share	$0.94	$1.11

Our 2.00% Senior Subordinated Convertible Notes due November 1, 2024 (‘‘2% Convertible Notes’’) include net share settlement of the conversion option and cash settlement of the par amount of $345 million. As a result, this requires us to use the treasury stock method to calculate the dilutive effect of our 2% Convertible Notes. As a result, we included 1,206,845 and 448,742 shares in our diluted share count during the three months ended March 31, 2007 and 2006, respectively.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)CONTINUED

NOTE 3 — COMPREHENSIVE INCOME

The components of comprehensive income, net of income tax provision of $19,000 and $237,000 for the three months ended March 31, 2007 and 2006, respectively, are listed below:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(in thousands)
Net income	$36,039	$41,409
Other comprehensive income:
Unrealized gain on equity securities	5	20,745
Foreign currency translation, net of tax	1,469	1,068
Comprehensive income	$37,513	$63,222

NOTE 4 — INVENTORIES

The components of inventory as of March 31, 2007, and December 31, 2006, are as follows:

	March 31, 2007	December 31, 2006
	(In thousands)
Raw materials	$273,832	$266,293
Work-in-process	111,523	108,759
Finished goods	70,888	37,735
	456,243	412,787
Less customer advances and performance – based payments	(113,921)	(98,661)
Total inventory	$342,322	$314,126

NOTE 5 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2007, and December 31, 2006, are summarized as follows:

	March 31, 2007	December 31, 2006
	(In thousands)
Accrued expenses	$156,752	$149,444
Vest exchange program / warranty revision accrual (See Note 13)	1,727	4,259
Performance based payments and customer deposits	17,728	131,050
Deferred consideration for acquisitions	689	828
Total accrued expenses and other current liabilities	$176,896	$285,581

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)CONTINUED

NOTE 6 — SHORT AND LONG TERM DEBT

	March 31, 2007	December 31, 2006
	(In thousands)
Short – Term Debt
2% Convertible Notes, due November 1, 2024	$341,967	$341,924
Credit facility – Colombia	1,722	1,703
Total short-term debt	$343,689	$343,627
Long – Term Debt
Revolving facility	$300,000	$172,500
Term loan	100,000	100,000
8.25% Senior Subordinated Notes due 2013	148,411	148,349
Other long term debt	2,404	2,655
Plus fair value of interest rate swaps	1,136	283
	551,951	423,787
Less current portion	(5,601)	(4,337)
Total long-term debt	$546,350	$419,450

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS

As defined in SFAS 133, ‘‘Accounting for Derivative Instruments and Hedge Activities’’ the contingent interest feature of the 2% Convertible Notes is an embedded derivative that is not considered clearly and closely related to the host contract. The fair value of this bifurcated derivative at March 31, 2007 and December 31, 2006 is immaterial to our financial position.

We hedge the fair value of our 8.25% Senior Subordinated Notes due 2013 (‘‘8.25% Notes’’) using interest rate swaps. We enter into these derivative contracts to manage fair value changes which could be caused by our exposure to interest rate changes. These fair value hedges qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the 8.25% Notes. Accordingly, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the 8.25% Notes due to changes in the market interest rate. As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreements on the 8.25% Notes. The fair value of the interest rate swap agreements was approximately $283,000 and $1 million at December 31, 2006 and March 31, 2007, respectively, and is included in other assets and long-term debt on the accompanying condensed consolidated balance sheets.

The fair values of our interest rate swap agreements are obtained from our counter-parties and represent the estimated amount we would receive or pay to terminate the agreement, taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

NOTE 8 — INFORMATION CONCERNING BUSINESS SEGMENTS AND GEOGRAPHICAL REVENUES

For management and internal reporting purposes, we have organized our business into three divisional segments — the Aerospace & Defense Group, the Products Group and the Mobile Security Division. The Aerospace & Defense Group supplies tactical wheeled vehicle products (‘‘TWV’’), life safety and survivability systems to the U.S. military and major aerospace and defense prime contractors. The Products Group manufactures and sells a broad range of high quality equipment

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)CONTINUED

marketed under brand names that are known in the military and law enforcement communities. Our Mobile Security Division, operating under the brand name CENTIGON(TM), manufactures, services, and integrates certified armoring systems into commercial vehicles, to protect against varying degrees of ballistic and blast threats on a global basis. Our Corporate costs include the corporate management and expenses associated with managing the overall company. These expenses include compensation and benefits of corporate management and staff, legal and professional fees, and administrative and general expenses, which are not allocated to the business units. Our Corporate assets primarily include cash and cash equivalents held by the corporate entities, property & equipment related to the corporate facility and certain information technology costs, assets related to the deferred compensation plan and costs related to the issuance of debt, including the 2% Convertible Notes, the 8.25% Notes and our new senior secured credit facility (‘‘the Credit Facility’’).

Revenues, operating income and total assets, net for each of our segments are as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands)
Revenues:
Aerospace & Defense (Note A)	$783,008	$345,103
Products	79,795	76,836
Mobile Security	26,386	23,501
Total revenues	$889,189	$445,440
Operating income:
Aerospace & Defense	$95,380	$58,588
Products (Note B)	7,885	12,152
Mobile Security	429	889
Corporate (Note C)	(34,453)	(5,870)
Total operating income	$69,241	$65,759

Note A:    Aerospace & Defense 2007 revenue includes our original equipment manufacturer truck business acquired May 2006.

Note B:    The Products Division operating income for the three month period ending March 31, 2007 includes a pre-tax charge of $2.45 million for the cost of the Zylon® Vest Exchange Program (‘‘ZVE’’) (see Note 13).

Note C:    The Corporate operating income for the three month period ending March 31, 2007 includes a pre-tax $23 million long term performance based compensation charge.

	March 31, 2007	December 31, 2006
	(In thousands)
Total assets:
Aerospace & Defense	$1,907,829	$1,833,576
Products	355,006	360,193
Mobile Security	100,182	91,624
Corporate	57,628	32,718
Total assets	$2,420,645	$2,318,111

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)CONTINUED

Financial information with respect to revenues based on the geographic location of the customer, and property and equipment, net, with respect to principal geographic areas, based on the actual location of the principal facility, is as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands)
Revenues:
United States of America	$818,023	$415,975
North America (excluding the United States of America)	5,540	1,670
South America	6,631	4,969
Africa	4,732	2,361
Europe/Asia	54,263	20,465
Total revenues	$889,189	$445,440

	March 31, 2007	December 31, 2006
Property and equipment, net:
North America	$156,723	$152,897
South America	1,261	1,305
Europe/Asia	26,277	25,474
Property and equipment, net:	$184,261	$179,676

NOTE 9 — EMPLOYEE PENSION AND OTHER BENEFIT PLANS

The net periodic benefit cost (income) associated with our previously existing and recently acquired defined benefit pension plans and defined benefit postretirement medical plan consisted of the following components:

	Three Months Ended
	Pension Benefits		Other Postretirement Benefits
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
	(In thousands)		(In thousands)
Service cost	$314	$335	$—	$—
Interest cost	2,361	269	18	—
Expected return on assets	(2,297)	(144)	—	—
Prior service cost amortization	245	245	—	—
Net gain recognition	(55)	—	(10)	—
Net periodic benefit cost	$568	$705	$8	$—

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS

The disclosure requirements and cumulative effect of adoption of the Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’) are presented in Note 17.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, ‘‘Fair Value Measurements,’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect of the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,’’ (‘‘SFAS 159’’). SFAS 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company is currently evaluating the effect of the adoption of SFAS 159 will have on its consolidated financial statements.

NOTE 11 — LEGAL PROCEEDINGS

Zylon® Matters

In connection with the Florida court-approved settlements in 2004 and 2005 of class action lawsuits filed by police organizations and individual police officers regarding the warranty performance of ballistic-resistant soft body armor (vests) containing Zylon®, and the Third Status Report to the Attorney General on Body Armor Safety Initiative Testing and Activities issued by the United States Department of Justice, National Institute of Justice (‘‘NIJ’’) in August 2005, which substantially modified compliance standards for all ballistic-resistant vests, the Company halted all sales or shipment of any Zylon®-containing vest models effective August 25, 2005, and established a Zylon® Vest Exchange (‘‘ZVE’’) Program to provide a cash or voucher option to those who purchased any Zylon®-containing vests from us through August 29, 2005. Vest exchanges under the ZVE program are continuing, and Note 13 to our condensed consolidated financial statements included elsewhere in this report sets forth information regarding the estimated cost and remaining accrual of the ZVE program.

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

Administrative Actions

In August 2006, January 2007, and March 2007, the U.S. Defense Contract Audit Agency (‘‘DCAA’’) conducted five post-award pricing audits in connection with certain Heavy Truck Vehicle

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

kits delivered by our Aerospace & Defense Group’s subsidiary located in Phoenix, Arizona. Based on DCAA’s preliminary audit findings, the U.S. Government may seek contract price reductions of approximately $9 million. We expect additional DCAA audits in 2007 regarding this Heavy Truck Vehicle kit program. We believe that most of DCAA’s preliminary audit findings are without merit and intend to vigorously defend any resulting claims, and have established a reserve that we believe to be adequate.

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

Products Group International Sales Investigation

In January 2007, Armor Holdings Products Group (‘‘AHPG’’) received a written request for information from the Office of Internal Oversight Services (‘‘OIOS’’) of the United Nations (‘‘UN’’) regarding IHC Services, Inc. (‘‘IHC’’), a UN-approved vendor-intermediary. Armor Products International, Ltd. (‘‘API’’), a Company subsidiary located in the United Kingdom, had engaged IHC in 2003 to assist API in the preparation of a bid proposal for the supply of body armor to UN personnel and peacekeeping forces. API was awarded the resulting contract in August 2003 (the ‘‘UN Contract’’), which currently runs through July 2007. API also worked with IHC in connection with various other UN purchases.

According to published press reports, a UN investigation has revealed that IHC had close ties to a former UN procurement official who has pled guilty to various federal offenses involving misconduct while in his position at the UN. In 2005, IHC was suspended by the UN. In 2006, when advised about the UN’s suspension of IHC, API terminated its business relationship with IHC. The Company has provided the UN’s OIOS with documents and information concerning the UN Contract and continues to cooperate in the UN’s investigation into IHC.

In February 2007, the Company began an internal investigation into the conduct of several AHPG employees, agents, and distributors relating to international sales. This investigation primarily concerned alleged improper payments received by such persons from various vendors, agents, distributors, and customers of AHPG and related accounting issues at API. As a result of the Company’s investigation, certain employees, agents, and distributors have been terminated or have resigned. The Company is in the process of implementing appropriate corrective actions and does not believe any material adjustments to previously issued financial statements are required.

In response to information developed in responding to the UN inquiry and in the Company’s internal investigation, the Company’s Board of Directors has established a Special Committee of independent directors to oversee an investigation into the circumstances surrounding the UN contract and the Company’s compliance with U.S. and foreign laws relating to sales to foreign governments and international organizations, including without limitation the U.S. Foreign Corrupt Practices Act. The Special Committee has engaged counsel to conduct this investigation and to provide advice to the Special Committee and the Board on these matters.

Counsel for the Special Committee has met with representatives of the U.S. Department of Justice (‘‘DOJ’’) and the U.S. Securities and Exchange Commission (‘‘SEC’’) and disclosed the

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

circumstances leading to the formation of the Special Committee. The Company continues to cooperate with the DOJ and the SEC regarding these matters.

Brazil Tax Dispute

Between 2001 and 2005, O’Gara-Hess & Eisenhardt Armoring do Brasil Ltda. (‘‘OHE Brazil’’) has been assessed 52 Million Reals (US $26 million based on the exchange rate as of April 30, 2007), including interest and penalties, by the Brazilian tax authorities. OHE Brazil has appealed the tax assessments and the cases are pending. To the extent that there may be any liability resulting from such tax assessments, we believe that we are entitled to indemnification from Kroll, Inc. for up to US $8 million under the terms of our purchase agreement dated April 20, 2001, because the events in question with respect to such portion of the tax assessments occurred prior to our purchase of the O’Gara Companies from Kroll, Inc. We do not believe the loss potential is probable and no loss accrual has been recorded.

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

Our products are used in a wide variety of military and law enforcement situations and environments. Some of our products can cause serious personal or property injury or death if not carefully and properly used by adequately trained personnel. We believe that we have adequate insurance coverage for most third-party damage claims that are incurred in the normal course of business. In such cases, the effect on our condensed consolidated financial statements is generally limited to the amount of our insurance deductible or self-insured retention. Our annual insurance premiums and self-insured retention amounts have risen significantly over the past several years and may continue to do so to the extent we are able to purchase insurance coverage.

At this time, except as otherwise provided herein, we do not believe any existing claims or pending litigation will have a material impact on our financial position, operations, and liquidity.

NOTE 12 — GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

The following consolidating financial information presents the condensed consolidating balance sheets as of March 31, 2007 and December 31, 2006, and the related condensed consolidating statements of operations for the three months ended March 31, 2007, and 2006 and the related condensed consolidating statements of cash flows for the three months ended March 31, 2007, and 2006 for:

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets

	March 31, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,217	$(1,397)	$36,643	$—	$45,463
Accounts receivable, net	—	353,448	35,077	—	388,525
Intercompany receivables	477,559	482,743	70,075	(1,030,377)	—
Inventories	—	291,137	52,605	(1,420)	342,322
Deferred income taxes	3,984	50,282	2,235	—	56,501
Prepaid expenses and other current assets	19,640	17,358	6,187	(82)	43,103
Total current assets	511,400	1,193,571	202,822	(1,031,879)	875,914
Property and equipment, net	1,562	154,109	28,590	—	184,261
Goodwill	94	933,242	42,176	—	975,512
Patents, licenses and trademarks, net	—	321,465	39,876	—	361,341
Other assets	15,587	7,294	736	—	23,617
Investment in subsidiaries	2,198,713	252,747	61,380	(2,512,840)	—
Total assets	$2,727,356	$2,862,428	$375,580	$(3,544,719)	$2,420,645
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$311	$290	$—	$5,601
Short-term debt	341,967	—	1,722	—	343,689
Accounts payable	5,757	205,120	18,266	—	229,143
Accrued expenses and other current liabilities	44,256	93,631	39,090	(81)	176,896
Income taxes (receivable) payable	(3,124)	3,124	4,242	—	4,242
Intercompany payables	837,480	13,494	179,403	(1,030,377)	—
Total current liabilities	1,231,336	315,680	243,013	(1,030,458)	759,571
Long-term debt, less current portion	544,548	1,624	178	—	546,350
Other long-term liabilities	54,551	49,833	368	—	104,752
Deferred income taxes	8,761	106,250	6,801	—	121,812
Total liabilities	1,839,196	473,387	250,360	(1,030,458)	1,532,485
Stockholders’ equity:
Preferred stock	—	1,450	—	(1,450)	—
Common stock	418	99,086	8,164	(107,250)	418
Additional paid-in capital	530,549	1,682,941	117,261	(1,800,202)	530,549
Retained earnings (accumulated deficit)	428,779	605,564	(205)	(605,359)	428,779
Accumulated other comprehensive income	731	—	—	—	731
Treasury stock	(72,317)	—	—	—	(72,317)
Total stockholders’ equity	888,160	2,389,041	125,220	(2,514,261)	888,160
Total liabilities & stockholders’ equity	$2,727,356	$2,862,428	$375,580	$(3,544,719)	$2,420,645

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets

	December 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,974	$(1,991)	$31,330	—	$40,313
Accounts receivable, net	—	268,269	34,834	—	303,103
Unbilled costs and accrued profits	—	35,130	—	—	35,130
Intercompany receivables	607,923	609,449	38,402	(1,255,774)	—
Inventories	—	265,915	48,554	(343)	314,126
Deferred income taxes	464	53,307	2,045	—	55,816
Prepaid expenses and other current assets	1,668	18,952	3,447	(82)	23,985
Total current assets	621,029	1,249,031	158,612	(1,256,199)	772,473
Property and equipment, net	1,663	148,883	29,130	—	179,676
Goodwill, net	—	935,340	42,399	—	977,739
Patents, licenses and trademarks, net	—	328,584	40,658	—	369,242
Other assets	11,546	6,765	670	—	18,981
Investment in subsidiaries	2,132,872	249,886	61,379	(2,444,137)	—
Total assets	$2,767,110	$2,918,489	$332,848	$(3,700,336)	$2,318,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,750	$301	$286	—	$4,337
Short-term debt	341,924	—	1,703	—	343,627
Accounts payable	7,407	198,384	13,993	—	219,784
Accrued expenses and other current liabilities	26,444	217,703	41,434	—	285,581
Income taxes payable	2,283	8,104	3,431	—	13,818
Intercompany payables	1,099,716	13,494	142,564	(1,255,774)	—
Total current liabilities	1,481,524	437,986	203,411	(1,255,774)	867,147
Long-term debt, less current portion	417,382	1,815	253	—	419,450
Other long-term liabilities	10,238	47,424	365	—	58,027
Deferred income taxes	7,280	109,103	6,418	—	122,801
Total liabilities	1,916,424	596,328	210,447	(1,255,774)	1,467,425
Stockholders’ equity:
Preferred stock	—	1,450	—	(1,450)	—
Common stock	417	99,086	8,164	(107,250)	417
Additional paid-in capital	530,776	1,682,940	117,261	(1,800,201)	530,776
Retained earnings (accumulated deficit)	392,553	538,685	(3,024)	(535,661)	392,553
Accumulated other comprehensive loss	(743)	—	—	—	(743)
Treasury stock	(72,317)	—	—	—	(72,317)
Total stockholders’ equity	850,686	2,322,161	122,401	(2,444,562)	850,686
Total liabilities and stockholders’ equity	$2,767,110	$2,918,489	$332,848	$(3,700,336)	$2,318,111

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings Inc. and Subsidiaries
Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Revenues:
Aerospace & Defense	$—	$758,982	$36,035	$(12,009)	$783,008
Products	—	75,085	4,710	—	79,795
Mobile Security	—	5,246	21,930	(790)	26,386
Total revenues	—	839,313	62,675	(12,799)	889,189
Costs and Expenses:
Cost of revenues	—	687,086	49,002	(11,725)	724,363
Cost of vest exchange program/warranty revision	—	2,450	—	—	2,450
Selling, general and administrative expenses	33,881	41,495	8,267	—	83,643
Amortization	—	7,239	854	—	8,093
Integration	597	760	42	—	1,399
Operating (loss) income	(34,478)	100,283	4,510	(1,074)	69,241
Interest expense (income), net	11,656	(131)	36	—	11,561
Other (income) expense, net	(536)	(8)	190	—	(354)
Equity in earnings of subsidiaries	(65,845)	(2,779)	—	68,624	—
Related party interest expense (income), net	16	(17)	1	—	—
Income before (benefit) provision for income taxes	20,231	103,218	4,283	(69,698)	58,034
(Benefit) provision for income taxes	(15,808)	36,339	1,464	—	21,995
Net income	$36,039	$66,879	$2,819	$(69,698)	$36,039

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings Inc. and Subsidiaries
Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Revenues:
Aerospace & Defense	$—	$339,995	$7,023	$(1,915)	$345,103
Products	—	71,581	5,255	—	76,836
Mobile Security	—	1,454	22,549	(502)	23,501
Total revenues	—	413,030	34,827	(2,417)	445,440
Costs and expenses:
Cost of revenues	—	315,578	27,649	(2,417)	340,810
Selling, general and administrative expenses	5,614	26,854	3,674	—	36,142
Amortization	—	2,257	2	—	2,259
Integration	145	325	—	—	470
Operating (loss) income	(5,759)	68,016	3,502	—	65,759
Interest expense (income), net	594	(387)	52	—	259
Other (income) expense, net	(710)	50	(147)	—	(807)
Equity in earnings of subsidiaries	(45,912)	(1,440)	—	47,352	—
Related party fees (income)	16	(17)	1	—	—
Income before (benefit) provision for income taxes	40,253	69,810	3,596	(47,352)	66,307
(Benefit) provision for income taxes	(1,156)	24,690	1,364	—	24,898
Net income	$41,409	$45,120	$2,232	$(47,352)	$41,409

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flow

	Three Months Ended March 31, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Cash flow from operating activities:
Net income:	$36,039	$66,879	$2,819	$(69,698)	$36,039
Adjustments to reconcile income from operations to cash provided by operating activities:
Depreciation and amortization	714	11,813	1,776	—	14,303
Loss on disposal of fixed assets	—	2	171	—	173
Deferred income taxes	2,170	349	483	—	3,002
Non-cash SERP Expense	459	—	—	—	459
Windfall tax benefit of stock options	(52)	—	—	—	(52)
Equity in earnings of subsidiaries	(65,845)	(2,779)	—	68,624	—
Changes in operating assets and liabilities:
Increase in accounts receivable	—	(50,049)	(533)	—	(50,582)
(Increase) decrease in intercompany receivables & payables	(130,266)	125,101	5,165	—	—
(Increase) decrease in inventories	—	(40,480)	(3,509)	1,074	(42,915)
(Increase) decrease in prepaid expenses and other assets	(4,971)	1,184	(2,806)	—	(6,593)
Increase in performance based payment	—	(100,013)	—	—	(100,013)
Increase in accounts payable, accrued expenses and other current liabilities	23,317	4,916	1,602	—	29,835
Increase (decrease) in income taxes payable	10,991	(3,005)	843	—	8,829
Net cash (used in) provided by operating activities	(127,444)	13,918	6,011	—	(107,515)
Cash flow from investing activities:
Purchase of property and equipment	(15)	(9,802)	(357)	—	(10,174)
Purchase of patents and trademarks	—	(121)	(2)	—	(123)
Additional consideration for purchased businesses	(120)	—	—	—	(120)
Net cash used in investing activities:	(135)	(9,923)	(359)	—	(10,417)
Cash flow from financing activities:
Proceeds from exercise of stock options	59	—	—	—	59
Taxes paid for withheld shares on restricted stock issuances	(789)	—	—	—	(789)
Windfall tax benefit of stock options	52	—	—	—	52
Decrease in bank overdrafts	—	(4,524)	—	—	(4,524)
Repayments of long-term debt	—	(180)	(76)	—	(256)
Borrowings under lines of credit	185,000	(1)	1,323	—	186,322
Repayments under lines of credit	(57,500)	—	(1,325)	—	(58,825)
Net cash provided by (used in) financing activities	126,822	(4,705)	(78)	—	122,039
Effect of exchange rate on cash and cash equivalents	—	1,304	(261)	—	1,043
Net (decrease) increase in cash and cash equivalents	(757)	594	5,313	—	5,150
Cash and cash equivalents, beginning of period	10,974	(1,991)	31,330	—	40,313
Cash and cash equivalents, end of period	$10,217	$(1,397)	$36,643	$—	$45,463

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

Armor Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flow

	Three Months Ended March 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
			(In thousands)
Cash flow from operating activities:
Net income	$41,409	$45,120	$2,232	$(47,352)	$41,409
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	650	4,374	619	—	5,643
Loss on disposal of fixed assets	—	77	47	—	124
Deferred income taxes	2,550	1,447	47	—	4,044
Fair value adjustment for put options	(710)	—	—	—	(710)
Non-Cash SERP expense	725	—	—	—	725
Windfall tax benefit of stock options	(312)	—	—	—	(312)
Equity in earnings of subsidiaries	(45,912)	(1,440)	—	47,352	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	—	(2,762)	2,368	—	(394)
Decrease (increase) in intercompany receivables and payables	25,371	(25,811)	440	—	—
Increase in inventories	—	(20,916)	(1,220)	—	(22,136)
(Increase) decrease in prepaid expenses and other assets	(2,187)	(2,787)	248	—	(4,726)
(Decrease) increase in accounts payable, accrued Expenses and other current liabilities	(3,528)	11,514	(2,709)	—	5,277
Increase (decrease) in income taxes payable	301	(6)	(945)	—	(650)
Net cash provided by operating activities	18,357	8,810	1,127	—	28,294
Cash flow from investing activities:
Purchase of property and equipment	(157)	(7,905)	(1,137)	—	(9,199)
Purchase of patents and trademarks	—	(79)	(6)	—	(85)
Purchases of short-term investment securities	(489,000)	—	—	—	(489,000)
Proceeds from sales of short-term investment securities	97,500	—	—	—	97,500
Collection of note receivable	—	252	—	—	252
Costs related to pending acquisitions	(2,849)	—	—	—	(2,849)
Additional consideration for purchased businesses	—	(85)	—	—	(85)
Net cash used in investing activities	(394,506)	(7,817)	(1,143)	—	(403,466)
Cash flow from financing activities:
Proceeds from exercise of stock options	724	—	—	—	724
Taxes paid for withheld shares on restricted stock issuances	(430)	—	—	—	(430)
Windfall tax benefit of stock options	312	—	—	—	312
Repayments of long-term debt	—	(170)	(38)	—	(208)
Borrowings under lines of credit	—	—	840	—	840
Repayments under lines of credit	—	—	(1,362)	—	(1,362)
Net cash provided by (used in) financing activities	606	(170)	(560)	—	(124)
Effect of exchange rate on cash and cash equivalents	—	—	875	—	875
Net (decrease) increase in cash and cash equivalents	(375,543)	823	299	—	(374,421)
Cash and cash equivalents, beginning of period	423,961	23,879	24,001	—	471,841
Cash and cash equivalents, end of period	$48,418	$24,702	$24,300	$—	$97,420

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

NOTE 13 — VEST EXCHANGE PROGRAM/WARRANTY REVISION

As a result of our voluntary Zylon® Vest Exchange Program relating to our Zylon®-vests, we recorded a pre-tax charge of $2.45 million in the quarter ended March 31, 2007. The $2.45 million charge incurred in 2007 resulted from revised assumptions, including higher redemption rates on our Zylon® vest replacement program that ended December 31, 2006. We did not record a Zylon related charge in the quarter ended March 31, 2006. We have a remaining liability of $1.73 million at March 31, 2007. This liability has been classified in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

NOTE 14 — PUT OPTION TRANSACTIONS

We account for put option transactions on Company stock in accordance with Statement of Financial Accounting Standards No. 150, ‘‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,’’ (‘‘SFAS 150’’). SFAS 150 requires put options to be measured at fair value and recognized on the balance sheet as liabilities.

During the year ended December 31, 2005, we sold put options on Company stock in various private transactions covering 3.5 million shares of Company stock for $7 million in premiums. In February 2006, outstanding put options covering 1 million shares expired unexercised. Accordingly, we recognized $710,000 in other income, net, in the three months ended March 31, 2006. The fair values of the put options of Company stock are obtained from our counter-parties and represent the estimated amount we would have received or paid to terminate the put options, taking into account the consideration we received for the sale of the put options. We had no put options on Company stock remaining as of March 31, 2007.

NOTE 15 — INTEREST EXPENSE, NET

Interest expense, net is comprised of the following:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands)
Interest expense	$11,869	$5,531
Interest income	(308)	(5,272)
Interest expense, net	$11,561	$259

NOTE 16 — STOCK BASED COMPENSATION

A summary of the status of stock option grants outstanding as of March 31, 2007, and changes during the three months ended March 31, 2007 is presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	3,667,260	$32.92
Granted	2,000	$54.85
Exercised	(3,151)	$21.00
Forfeited	(19,800)	$42.65
Outstanding at March 31, 2007	3,646,309	$32.89
Options exercisable at March 31, 2007	3,433,442	$32.12

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
CONTINUED

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2007 is $126 million and $121 million, respectively.

Other contingent shares.    Due to the anti-dilutive nature of some of the Company’s stock options, for the three months ended March 31, 2007, 13,742 securities have been excluded from the calculation of the weighted average shares for diluted earnings per share. Certain of our executives are entitled to receive stock bonus awards of 53,500 shares of our common stock based on the performance of our Company’s common stock in 2007. In addition, certain of our executives are entitled to receive performance stock bonus awards of 450,000 shares of our common stock if at any time between January 1, 2005 and December 31, 2007, certain conditions are met as defined in their employment agreements. At the Compensation Committee of the Board of Director’s discretion, we are able to settle these performance stock bonus awards in cash.

NOTE 17 — IMPLEMENTATION OF FIN 48

We adopted FIN 48 on January 1, 2007. FIN 48 is an interpretation of FASB Statement No. 109, ‘‘Accounting for Income Taxes,’’ and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 an entity may only recognize or continue to recognize tax positions that meet a ‘‘more likely than not’’ threshold.

As a result of the implementation of FIN 48, we recorded an immaterial adjustment to the opening balance of retained earnings. The amount of unrecognized tax benefits at January 1, 2007 was $41 million, of which $27 million will reduce the Company’s effective tax rate if recognized.

Included in the balance of unrecognized tax benefits at January 1, 2007, is $9 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to anticipated settlements with tax authorities and expiring statute of limitations.

As of March 31, 2007, there have been no material changes to the liability for uncertain tax positions. The liability for uncertain tax positions is carried in Other Long-Term Liabilities in the condensed consolidated balance sheet as of March 31, 2007.

The Company’s continuing practice is to recognize interest related to income tax matters as a component of Provision for Income Taxes in the consolidated statement of operations. Accrued interest as of January 1, 2007, and March 31, 2007 was $4 million and $5 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. The Internal Revenue Service (IRS) is currently examining the Company’s U.S. income tax returns for 2003 – 2004. The Company reasonably anticipates that the IRS examination will be completed during the next 12 months. Generally, our state, local and foreign jurisdiction income tax returns for 2002 – 2006 remain subject to examination by various tax authorities, depending on the specific tax jurisdiction.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the results of operations and analysis of financial condition for the three months ended March 31, 2007. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management’s discussion and analysis contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

CONSOLIDATED RESULTS OF OPERATIONS

Total revenues.    Total revenues increased $444 million, or 100%, to $889 million in the three months ended March 31, 2007, compared to $445 million in the three months ended March 31, 2006. For the three months ended March 31, 2007, total revenue increased 54% internally, including period-over-period changes in acquired businesses and increased 0.5% due to foreign currency movements. Internal revenue growth represents period-over-period increases or decreases in acquired companies’ current year revenues since the date of acquisition (or up to the anniversary date in the year subsequent to acquisition) versus the comparable prior year period from businesses that were either owned or acquired by us during the periods presented. Our calculation of internal revenue growth takes into consideration pro-forma revenue for relevant periods of acquired entities in determining period-over-period growth.

Aerospace & Defense revenues.    Aerospace & Defense revenues increased $438 million, or 127%, to $783 million for the quarter ended March 31, 2007, compared to $345 million for the quarter ended March 31, 2006. Aerospace & Defense revenues increased 68% internally, or $234 million, including period-over-period changes in acquired businesses and increased $204 million, or 59%, from 2006 acquisitions, most notably Stewart & Stevenson in May 2006. Internal growth was primarily due to the following factors:

(1) We experienced strong demand in a number of programs including the M1151 Up-Armored HMMWV business; supplemental armor components supporting other vehicle types; spare parts for the military tactical truck fleet; and delivery of over 6,000 Frag 5 door sets for deployment to the war zone.

(2) During the quarter ended March 31, 2007, we shipped 1,725 FMTV trucks. This compares with 933 FMTV trucks shipped by Stewart & Stevenson in the same period last year as we continue to increase production to meet customer demand.

(3) Individual equipment sales (i.e. body armor plates, OTV, combat helmets, and load carrying equipment, or MOLLE) continued to grow as a result of increasing requirements by the U.S. military.

Products revenues.    Products revenues increased $3 million, or 4%, to $80 million for the quarter ended March 31, 2007, compared to $77 million for the quarter ended March 31, 2006. Revenue increased 2% internally, including period-over-period changes in acquired businesses and increased 2%, from the 2006 acquisitions of Projectina and Hiatts. Internal growth was primarily driven by strong domestic sales of law enforcement soft body armor resulting primarily from our investment in an expanded sales force. This overall growth was offset in part by declining international sales of soft body armor.

Mobile Security revenues.    Mobile Security revenues increased $3 million, or 12%, to $26 million for the quarter ended March 31, 2007, compared to $24 million for the quarter ended March 31, 2006. Commercial vehicle shipments increased 14%, to 360 vehicles for the quarter ended March 31, 2007, compared to 317 vehicles for the quarter ended March 31, 2006. Mobile Security’s internal revenue increase was primarily the result of increased availability of key base unit chassis for the new Suburban and the S-Class Mercedes.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

Gross margins.    Margins increased $60 million, or 58%, to $165 million for the quarter ended March 31, 2007, compared to $105 million for the quarter ended March 31, 2006. As a percentage of total revenues, margins decreased to 18.5% of total revenues for the quarter ended March 31, 2007, from 23.5% for the quarter ended March 31, 2006.

Gross margins in Aerospace & Defense were 16.4% for the quarter ended March 31, 2007, compared to 20.1% for the quarter ended March 31, 2006. This reduction was primarily due to the 2006 acquisition of Stewart & Stevenson, which operates at lower gross margins. The acquisition of Stewart & Stevenson reduced gross margins for the quarter ended March 31, 2007 by 4.7%.

Gross margins in Products were 39.9% for the quarter ended March 31, 2007, compared to 39.0% for the quarter ended March 31, 2006. Gross margin improvement reflects select selling price increases, continued expansion of lean manufacturing initiatives, increased utilization of our lower-cost manufacturing plants, and improved outsourcing of externally manufactured products.

Gross margins in Mobile Security were 16.2% in the quarter ended March 31, 2007, compared to 22.8% for the quarter ended March 31, 2006. The decrease in margins was primarily due to a less profitable sales mix.

Costs of exchange program/warranty revision.    As a result of our voluntary Zylon® Vest Exchange Program relating to our Zylon®-vests, we recorded a pre-tax charge of $2.5 million for the quarter ended March 31, 2007. The $2.5 million charge incurred in 2007 resulted from revised assumptions, including higher redemption rates on our Zylon® vest replacement program that ended December 31, 2006. We did not record a Zylon related charge in the quarter ended March 31, 2006.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $48 million, or 131%, to $84 million (9.4% of total revenues) for the quarter ended March 31, 2007, compared to $36 million (8.1% of total revenues) for the quarter ended March 31, 2006. The increase was primarily due to a long term performance based compensation charge for the Company’s CEO and its President of $23 million, the acquisition of Stewart & Stevenson resulting in an increase of $9 million; increased selling and marketing expenses; increased research and development expense; and increased professional related expenses.

Aerospace & Defense selling, general and administrative expenses increased $16 million, or 175%, to $25 million (3.2% of Aerospace & Defense revenues) for the quarter ended March 31, 2007, compared to $9 million (2.7% of Aerospace & Defense revenues) for the quarter ended March 31, 2006. The increase in selling, general and administrative expenses was primarily due to the acquisitions of Stewart and Stevenson and Schroth, increased research and development expense, increased professional related expenses, and other administrative expenses as a result of the increased size of the business.

Products selling, general and administrative expenses increased $4 million, or 23%, to $21 million (26% of Products revenues) for the quarter ended March 31, 2007, compared to $17 million (22% of Products revenues) for the quarter ended March 31, 2006. This increase reflects the impact of acquisitions, increased research and development expenses, increased marketing expenses to support our new brand strategy launched during the fourth quarter of 2006 and other legal related expenses.

Mobile Security selling, general and administrative expenses decreased $0.6 million to $3.9 million (15% of Mobile Security revenues) for the quarter ended March 31, 2007, compared to $4.5 million (19% of Mobile Security revenues) for the quarter ended March 31, 2006. The decrease in selling, general and administrative expenses was due primarily to increased revenue and a decrease in spending related to global marketing programs launched with the 2006 introduction of the Centigon brand.

Corporate general and administrative expenses increased $28 million to $34 million (3.8% of total revenues) for the quarter ended March 31, 2007, compared to $6 million (1.3% of total revenues) for

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

the quarter ended March 31, 2006. This increase in general and administrative expenses was primarily associated with increased compensation related charges, including the long term performance based compensation charge, higher professional fees, and other administrative expenses associated with the increased size and complexity of our business.

Amortization.    Amortization expense increased $6 million, to $8 million for the quarter ended March 31, 2007, compared to $2 million for the quarter ended March 31, 2006, primarily due to the acquisition of Stewart and Stevenson in 2006. Amortization expense is related to patents and trademarks with finite lives, and acquired amortizable intangible assets that meet the criteria for recognition as an asset apart from goodwill under SFAS 141.

Integration.    Integration expense increased $0.9 million, to $1.4 million for the quarter ended March 31, 2007, compared to $0.5 million for the quarter ended March 31, 2006. This increase related to the integration of Stewart & Stevenson and costs related to accounting, legal, and other due diligence costs associated with mergers and acquisitions that were not consummated.

Operating income.    Operating income increased $3 million, or 5%, to $69 million for the quarter ended March 31, 2007, compared to $66 million in the quarter ended March 31, 2006, due to the factors discussed above.

Interest expense, net.    Interest expense, net increased $11 million, or 4,364%, to $12 million for the quarter ended March 31, 2007, compared to $0.3 million for the quarter ended March 31, 2006. This increase was primarily due to the use of the majority of our investment balances to acquire Stewart & Stevenson thus reducing related interest income and adding additional borrowings under our new Credit Facility for the acquisition.

Other income, net.    Other income decreased $0.5 million, or 56%, to $0.4 million for the quarter ended March 31, 2007, compared to $0.8 million for the quarter ended March 31, 2006. The decrease relates primarily to the favorable expiration of unexercised put option contracts on the Company during the quarter ended March 31, 2006.

Provision for income taxes.    Income tax expense was $22 million for the quarter ended March 31, 2007, compared to $25 million for the quarter ended March 31, 2006. The effective tax rate was 37.9% for the quarter ended March 31, 2007, compared to 37.5% for the quarter ended March 31, 2006. The increased tax rate relates primarily to the increase in non-deductible accruals in the quarter ended March 31, 2007, compared to the non-taxable benefit of the fair value gain on put options in the quarter ended March 31, 2006. The increase in non-deductible accruals was partially offset by an increase in the U.S. manufacturing deduction in the quarter ended March 31, 2007.

Net income.    Net income decreased $5 million, or 13%, to $36 million in the quarter ended March 31, 2007, compared to $41 million in the quarter ended in March 31, 2006, due to the factors discussed above.

CAPITAL RESOURCES

Total debt was $896 million at March 31, 2007 and $767 million at December 31, 2006. Our debt is primarily made up of $342 million of 2.00% Senior Subordinated Convertible Notes (‘‘2% Convertible Notes’’), $400 million under our credit facility, discussed in detail below, and $148 million of 8.25% Senior Subordinated Notes (‘‘8.25% Notes’’) at March 31, 2007. Cash and cash equivalents at March 31, 2007 and December 31, 2006 were $45 million and $40 million, respectively.

On May 25, 2006, we entered into a new senior secured credit facility (the ‘‘Credit Facility’’). The Credit Facility establishes a commitment to the Company to provide up to $825 million in the aggregate of loans and other financial accommodations consisting of (i) a five year senior secured revolving credit facility in an aggregate principal amount of up to $425 million (the ‘‘Revolving

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

Facility’’), (ii) a five year senior secured term loan in an aggregate principal amount of $100 million (the ‘‘Term Loan’’), and (iii) a thirty day senior secured interim term loan in aggregate principal amount of $300 million (the ‘‘Interim Term Loan’’). The Revolving Facility, Term Loan and Interim Term Loan make up the ‘‘Senior Secured Facilities’’. The Interim Term Loan was paid in full in 2006. The Revolving Facility includes a sublimit of up to an aggregate amount of $75 million in letters of credit and a sublimit of up to an aggregate of $20 million in swing line loans. As of March 31, 2007, we had $125 million in availability under our credit facility excluding $20 million in outstanding letters of credit.

We had no outstanding put options on Company stock remaining as of March 31, 2007 and 2006. We recognized $710,000 in other income, in the quarter ended March 31, 2006, relating to the expiration of unexercised put options.

We entered into interest rate swap agreements that correspond to our 8.25% Notes in order to effectively hedge interest rate risk. The $150 million notional value of the interest rate swaps that are outstanding at March 31, 2007, effectively converted our fixed-rate 8.25% Notes to variable-rate debt based on LIBOR.

As of March 31, 2007, we were in compliance with all of our negative and affirmative covenants contained in the Credit Facility and the indentures governing the 8.25% and the 2% Convertible Notes.

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

LIQUIDITY AND CASH FLOWS

Working capital was $116 million and negative $(95) million as of March 31, 2007, and December 31, 2006, respectively. The increase in working capital is a function of the reduction of the performance based payment liability at Stewart & Stevenson.

Cash Flow Summary

	Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands)
Net income	$36,039	$41,409
Non-cash items	17,885	9,514
Changes in working capital	(161,439)	(22,629)
Net cash (used in) provided by operating activities	(107,515)	28,294
Net cash used in investing activities	(10,417)	(403,466)
Net cash provided by (used in) financing activities	122,039	(124)
Effect of exchange rate changes on cash and cash equivalents	1,043	875
Net increase (decrease) in cash and cash equivalents	5,150	(374,421)
Cash and cash equivalents, beginning of period	40,313	471,841
Cash and cash equivalents, end of period	$45,463	$97,420

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

Operating Activities — Net cash (used in)/provided by operating activities for the first quarter was ($108) million versus $28 million in cash flow provided by operating activities in the year-ago quarter. The decrease in operating cash flow was primarily due to a change in the U.S. Government’s advance payments process under the FMTV contract, temporarily reducing the quantity of trucks eligible for advance payments.

Investing Activities — Net cash used in investing activities decreased primarily due to our purchases of short-term investment securities in anticipation of our acquisition of Stewart & Stevenson during the three months ended March 31, 2006.

Financing Activities — Net cash provided by/(used in) financing activities increased primarily due to increased borrowings under the Credit Facility. During the three months ended March 31, 2007 and 2006, we borrowed, net $127 million and repaid, net $522,000, respectively, on our revolving lines of credit.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, included in our annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2006, except for the treatment of tax contingency accruals.

Effective January 1, 2007, the Company began to measure and record tax contingency accruals in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). The expanded disclosure requirements of FIN 48 are presented in Note 17 to the condensed consolidated financial statements in Part I, Item 1.

FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more−likely−than−not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. As in the past, changes in accruals associated with uncertainties arising from pre−acquisition years for acquired businesses are charged or credited to goodwill. Adjustments to other tax accruals are generally recorded in earnings in the period they are determined.

Prior to January 1, 2007, the Company recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority.

RECENT ACCOUNTING PRONOUNCEMENTS

The disclosure requirements and cumulative effect of adoption of FIN 48 are presented in Note 17 to the condensed consolidated financial statements in Part I, Item 1.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, ‘‘Fair Value Measurements,’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect of the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  — CONTINUED

Statement No. 115,’’ (‘‘SFAS 159’’). SFAS 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company is currently evaluating the effect of the adoption of SFAS 159 will have on its consolidated financial statements.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our global operating and financial activities, we are exposed to changes in raw material prices, interest rates, foreign currency exchange rates and our stock price, which may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in raw material prices, interest rates, and foreign currency exchange rates through our regular operating and financing activities. In addition, we have entered into interest rate swap agreements to reduce our overall interest expense.

MARKET RATE RISK

The following discussion about our market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security price risk as a result of the sale of put options on our Company stock.

Interest Rate Risk.    Our exposure to market rate risk for changes in interest rates relates primarily to borrowings under our $150 million 8.25% Notes, borrowings under our credit facilities and our short-term monetary investments. To the extent that, from time to time, we hold short-term money market instruments, there is a market rate risk for changes in interest rates on such instruments. To that extent, there is inherent rollover risk in the short-term money market instruments as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable, because of the variability of future interest rates and business financing requirements. However, there is only a remote risk of loss of principal in the short-term money market instruments. The main risk is related to a potential reduction in future interest income.

On September 2, 2003, we entered into interest rate swap agreements in which we effectively exchanged the $150 million fixed rate 8.25% interest on the 8.25% Notes for variable rates in the notional amount of $80 million, $50 million, and $20 million at six-month LIBOR, set in arrears, plus 2.75%, 2.75%, and 2.735%, respectively. The agreements involve receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The variable interest rates are fixed semi-annually on the fifteenth day of February and August each year through maturity. The six-month LIBOR rate was 5.35% on April 27, 2007. The maturity dates of the interest rate swap agreements match those of the underlying debt. Our objective for entering into these interest rate swaps was to reduce our exposure to changes in the fair value of senior subordinated notes and to obtain variable rate financing at an attractive cost. Changes in the six-month LIBOR would affect our earnings either positively or negatively. An assumed 100 basis point increase in the six-month LIBOR would increase our interest obligations under the interest rate swaps and Senior Credit facility by approximately $2 million and $3 million, respectively, for a twelve month period.

In accordance with SFAS 133, we designated the interest rate swap agreements as perfectly effective fair value hedges and, accordingly, use the short-cut method of evaluating effectiveness. As permitted by the short-cut method, the change in fair value of the interest rate swaps will be reflected in earnings and an equivalent amount will be reflected as a change in the carrying value of the swaps, with an offset to earnings. There is no ineffectiveness to be recorded. At December 31, 2006, there was a $283,000 hedge asset included in other assets, which, as a result of the change in fair value, is a $1 million hedge asset at March 31, 2007.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 4.    CONTROLS AND PROCEDURES

Our management performed an evaluation, as of the end of the period covered by this report on Form 10-Q, under the supervision of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)). Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Zylon® Matters

In connection with the Florida court-approved settlements in 2004 and 2005 of class action lawsuits filed by police organizations and individual police officers regarding the warranty performance of ballistic-resistant soft body armor (vests) containing Zylon®, and the Third Status Report to the Attorney General on Body Armor Safety Initiative Testing and Activities issued by the United States Department of Justice, National Institute of Justice (‘‘NIJ’’) in August 2005, which substantially modified compliance standards for all ballistic-resistant vests, the Company halted all sales or shipment of any Zylon®-containing vest models effective August 25, 2005, and established a Zylon® Vest Exchange (‘‘ZVE’’) Program to provide a cash or voucher option to those who purchased any Zylon®-containing vests from us through August 29, 2005. Vest exchanges under the ZVE program are continuing, and Note 13 to our condensed consolidated financial statements included elsewhere in this report sets forth information regarding the estimated cost and remaining accrual of the ZVE program.

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

Administrative Actions

In August 2006, January 2007, and March 2007, the U.S. Defense Contract Audit Agency (‘‘DCAA’’) conducted five post-award pricing audits in connection with certain Heavy Truck Vehicle kits delivered by our Aerospace & Defense Group’s subsidiary located in Phoenix, Arizona. Based on DCAA’s preliminary audit findings, the U.S. Government may seek contract price reductions of approximately $9 million. We expect additional DCAA audits in 2007 regarding this Heavy Truck Vehicle kit program. We believe that most of DCAA’s preliminary audit findings are without merit and intend to vigorously defend any resulting claims, and have established a reserve that we believe to be adequate.

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

Products Group International Sales Investigation

In January 2007, Armor Holdings Products Group (‘‘AHPG’’) received a written request for information from the Office of Internal Oversight Services (‘‘OIOS’’) of the United Nations (‘‘UN’’)

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1.    LEGAL PROCEEDINGS — CONTINUED

regarding IHC Services, Inc. (‘‘IHC’’), a UN-approved vendor-intermediary. Armor Products International, Ltd. (‘‘API’’), a Company subsidiary located in the United Kingdom, had engaged IHC in 2003 to assist API in the preparation of a bid proposal for the supply of body armor to UN personnel and peacekeeping forces. API was awarded the resulting contract in August 2003 (the ‘‘UN Contract’’), which currently runs through July 2007. API also worked with IHC in connection with various other UN purchases.

According to published press reports, a UN investigation has revealed that IHC had close ties to a former UN procurement official who has pled guilty to various federal offenses involving misconduct while in his position at the UN. In 2005, IHC was suspended by the UN. In 2006, when advised about the UN’s suspension of IHC, API terminated its business relationship with IHC. The Company has provided the UN’s OIOS with documents and information concerning the UN Contract and continues to cooperate in the UN’s investigation into IHC.

In February 2007, the Company began an internal investigation into the conduct of several AHPG employees, agents, and distributors relating to international sales. This investigation primarily concerned alleged improper payments received by such persons from various vendors, agents, distributors, and customers of AHPG and related accounting issues at API. As a result of the Company’s investigation, certain employees, agents, and distributors have been terminated or have resigned. The Company is in the process of implementing appropriate corrective actions and does not believe any material adjustments to previously issued financial statements are required.

In response to information developed in responding to the UN inquiry and in the Company’s internal investigation, the Company’s Board of Directors has established a Special Committee of independent directors to oversee an investigation into the circumstances surrounding the UN contract and the Company’s compliance with U.S. and foreign laws relating to sales to foreign governments and international organizations, including without limitation the U.S. Foreign Corrupt Practices Act. The Special Committee has engaged counsel to conduct this investigation and to provide advice to the Special Committee and the Board on these matters.

Counsel for the Special Committee has met with representatives of the U.S. Department of Justice (‘‘DOJ’’) and the U.S. Securities and Exchange Commission (‘‘SEC’’) and disclosed the circumstances leading to the formation of the Special Committee. The Company continues to cooperate with the DOJ and the SEC regarding these matters.

Brazil Tax Dispute

Between 2001 and 2005, O’Gara-Hess & Eisenhardt Armoring do Brasil Ltda. (‘‘OHE Brazil’’) has been assessed 52 Million Reals (US $26 million based on the exchange rate as of April 30, 2007), including interest and penalties, by the Brazilian tax authorities. OHE Brazil has appealed the tax assessments and the cases are pending. To the extent that there may be any liability resulting from such tax assessments, we believe that we are entitled to indemnification from Kroll, Inc. for up to US $8 million under the terms of our purchase agreement dated April 20, 2001, because the events in question with respect to such portion of the tax assessments occurred prior to our purchase of the O’Gara Companies from Kroll, Inc. We do not believe the loss potential is probable and no loss accrual has been recorded.

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

ARMOR HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1.    LEGAL PROCEEDINGS — CONTINUED

Our products are used in a wide variety of military and law enforcement situations and environments. Some of our products can cause serious personal or property injury or death if not carefully and properly used by adequately trained personnel. We believe that we have adequate insurance coverage for most third-party damage claims that are incurred in the normal course of business. In such cases, the effect on our condensed consolidated financial statements is generally limited to the amount of our insurance deductible or self-insured retention. Our annual insurance premiums and self-insured retention amounts have risen significantly over the past several years and may continue to do so to the extent we are able to purchase insurance coverage.

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
Dated: May 1, 2007

/s/ Glenn J. Heiar

Glenn J. Heiar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 1, 2007

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